Form 10-Q
period 2015-03-31
COMMUNICATIONS SALES & LEASING, INC.
filed 2015-05-13
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-36708

Communications Sales & Leasing, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	46-5230630
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10802 Executive Center Drive Benton Building Suite 300 Little Rock, Arkansas	72211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 850-0820

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2015, the registrant had 149,827,213 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) pertains to the quarterly period ended March 31, 2015. Prior to April 24, 2015, CS&L was a wholly owned subsidiary of Windstream Services, LLC (“Windstream Services”), a wholly owned subsidiary of Windstream Holdings, Inc. (“Windstream Holdings,” and together with its subsidiaries, “Windstream”). On April 24, 2015, Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to CS&L. In exchange, CS&L issued to Windstream Services (i) approximately 149.8 million shares of its common stock, par value $0.0001 per share, (ii) $400.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”), (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “Senior Notes” and together with the Secured Notes, the “Notes”) and (iv) approximately $1.04 billion in cash obtained from borrowings under CS&L’s senior credit facilities. The contribution of the Distribution Systems and the Consumer CLEC Business and the related issuance of cash, debt and equity securities are referred to herein at the “Spin-Off.” The Spin-Off was effective on April 24, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law.  Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: the benefits and tax treatment of the Spin-Off; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to achieve some or all the benefits that we expect to achieve from the Spin-Off;

•

the ability and willingness of Windstream and our future tenants to meet and/or perform their obligations under any contractual arrangements that are entered into with us, including the master lease arrangements;

•	the ability of Windstream and future tenants to comply with laws, rules and regulations in the operation of the assets we lease to them;

•

the ability and willingness of Windstream and our future tenants to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant;

•	the availability of and our ability to identify suitable acquisition opportunities and our ability to acquire and lease the respective properties on favorable terms;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;

•	access to debt and equity capital markets;

•	fluctuating interest rates;

•	our ability to retain our key management personnel;

•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”);

•	changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs; and

•	other risks inherent in ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments.

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based.

Communications Sales & Leasing, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Communications Sales & Leasing, Inc.

Condensed Balance Sheet

(unaudited)

March 31, 2015
Assets:
Cash and cash equivalents	$-
Total Assets	$-
Equity:
Common Stock, $0.01 par value, 100 shares authorized, 1 share issued and outstanding	$-
Total Equity	$-

The accompanying notes are an integral part of these condensed balance sheet.

Communications Sales & Leasing, Inc.

Notes to Condensed Balance Sheet

Note 1. Organization and Basis of Presentation

Communications Sales & Leasing, Inc. (the “Company”, “CS&L”, “we”, “us” or “our”) was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014.  On that date, we issued one share of common stock to our sole stockholder, Windstream Services, LLC (“Windstream Services”), a subsidiary of Windstream Holdings, Inc. (“Windstream Holdings” and, together with its consolidated subsidiaries “Windstream”).

The accompanying Condensed Balance Sheet reflects the Company’s financial position as of March 31, 2015 and has been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC. Additionally, the interim financial statement has been prepared consistent with Article 10 of Regulation S-X. The elements of the financial statement are stated in accordance with accounting principles generally accepted in the United States (“GAAP”).  Certain information and footnote disclosures have been condensed or omitted as permitted by the SEC’s rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note 2. Subsequent Events

On April 24, 2015, in connection with the separation and spin-off of CS&L from Windstream (“Spin-Off”), Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to CS&L.  As a result of the Spin-Off, we are an independent, publicly traded company, primarily engaged in the ownership, acquisition and leasing of communication distribution systems.  We generate revenues primarily by leasing communications distribution systems to telecommunications operators in triple-net lease arrangements, under which the tenant is primarily responsible for costs relating to the distribution systems (including property taxes, insurance, and maintenance and repair costs).  We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a real estate investment trust (“REIT”).

In connection with the Spin-Off, we issued approximately 149.8 million shares of our common stock, par value $0.0001 per share, to Windstream as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business.  Windstream Holdings distributed approximately 80.4% of the CS&L shares it received to existing stockholders of Windstream Holdings and retained a passive ownership interest of approximately 19.6% of the common stock of CS&L.  As a result of this ownership and Windstream’s relationship to us as a tenant, Windstream is deemed to be a related party following the Spin-Off, and the disclosures required by Accounting Standards Codification 850, Related Party Disclosures, will be provided in future filings.

On April 24, 2015 we, along with our wholly owned subsidiary CSL Capital, LLC (“CSL Capital”), co-issued $400 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”) and $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “Senior Notes” and together with the Secured Notes, the “Notes”).  The Secured Notes were issued at an issue price of 100% of par, while the Senior Notes were issued at an issue price of 97.055% of par.  The Notes are guaranteed by each of CS&L’s wholly owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities.  The Notes were issued to Windstream Services as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off.  Windstream Services subsequently exchanged the Notes for, and retired, certain outstanding Windstream indebtedness.  As such, CS&L did not receive any proceeds from the issuance of the Notes.  The issuance of the Notes and their exchange by Windstream Services were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were exempt from registration under Rule 144A and Regulation S of the Securities Act.  Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the Senior Notes, the Company agreed to file with the SEC a registration statement relating to an exchange offer pursuant to which exchange notes registered with the SEC, containing substantially identical terms to the Senior Notes, would be offered in exchange for Senior Notes that are tendered by the holders of those notes.

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on the ability of the CS&L, CSL Capital and our restricted subsidiaries to pay dividends.  The covenants are subject to a number of important and significant limitations, qualifications and exceptions.

In addition, on April 24, 2015 the Company and CSL Capital entered into a credit agreement (“Credit Agreement”), which provides for a $2.14 billion Senior Secured Term Loan B facility due October 2022 (the “Term Loan Facility”) and a $500 million senior secured revolving credit facility maturing April 2020 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the

Communications Sales & Leasing, Inc.

Notes to Condensed Balance Sheet — Continued

“Facilities”).  The term loans under the Facilities were issued at an issue price of 98.00% of par, bear interest at a rate equal to a Eurodollar rate, subject to a 1.0% floor, plus an applicable margin equal to 4.00%, and are subject to amortization of 1.0% per annum.  The loans have been incurred by the Company and CSL Capital, are guaranteed by certain of CS&L’s wholly owned subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of the CS&L, CS&L Capital and the Guarantors, subject to certain exceptions, which assets also secure the Secured Notes.  The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined.

We are subject to customary covenants under our Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined, not to exceed 5.00 to 1.00.  We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under our Credit Agreement in an aggregate amount greater than $150 million, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined, does not exceed 4.00 to 1.00.

The Company transferred $1.04 billion of cash proceeds under the Facilities to Windstream Services, the Company’s parent immediately preceding the Spin-Off, as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off.  After giving effect to the borrowings under the Facilities, the issuance of the Notes and the transfer of cash to Windstream Services, the Company retained net borrowing proceeds of $62.2 million, which are available to us for general corporate purposes.

On April 27, 2015 we entered into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Term Loan Facility.  These interest rate swaps are designated as cash flow hedges and have a fixed notional value of $2.14 billion and mature on October 24, 2022.  The weighted average fixed rate paid is 2.1050%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%.

In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease agreement with Windstream (the “Master Lease”), pursuant to which all real property currently owned by CS&L is leased to Windstream and from which all of CS&L’s rental revenues are currently derived. Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended.

Consumer CLEC Business

Statements of Assets Contributed and Liabilities Assumed

(unaudited)

(Thousands)	March 31, 2015	December 31, 2014
Assets:
Accounts receivable (less allowance for doubtful accounts of $93 and $104)	$1,678	$1,912
Customer list intangible assets, net	13,438	14,452
Other	311	301
Total Assets	$15,427	$16,665
Liabilities:
Advance payments and customer deposits	$1,085	$1,154
Accrued payroll and commissions	20	39
Accrued interconnection costs	1,291	1,209
Deferred taxes	5,075	5,483
Total liabilities	7,471	7,885
Net Assets Contributed	$7,956	$8,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consumer CLEC Business

Statements of Revenues and Direct Expenses

(unaudited)

	Three Months Ended March 31,
(Thousands)	2015	2014
Revenues	$7,891	$9,704
Direct expenses:
Cost of revenues	4,351	5,100
Selling, general, and administrative	15	14
Amortization	1,013	1,173
Total direct expenses	5,379	6,287
Revenues in Excess of Direct Expenses	$2,512	$3,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consumer CLEC Business

Notes to Financial Statements

Note 1. Description of Business

Communications Sales & Leasing, Inc. (the “Company”, “CS&L”, “we”, “us” or “our”) was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014.  On April 24, 2015, in connection with the separation and spin-off of CS&L from Windstream Holdings, Inc. (“Windstream Holdings” and together with its consolidated subsidiaries “Windstream”), Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to CS&L in exchange for cash, shares of common stock of CS&L and certain indebtedness of CS&L.  Windstream Holdings distributed approximately 80.4% of the outstanding common stock of CS&L that it received to existing stockholders of Windstream Holdings in a tax-free spin-off (“Spin-Off’).

As a result of the Spin-Off, CS&L is an independent, publicly traded company, primarily engaged in the ownership, acquisition and leasing of communication distribution systems.  We generate revenues primarily by leasing communications distribution systems to telecommunications operators in triple-net lease arrangements, under which the tenant is primarily responsible for costs relating to the distribution systems (including property taxes, insurance, and maintenance and repair costs).  We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a real estate investment trust (“REIT”).

The Consumer CLEC Business, which historically has been reported as an integrated operation within Windstream, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers. Prior to the Spin-Off, Windstream ceased accepting new residential customers in the service areas covered by the Consumer CLEC Business. We will elect to treat the Consumer CLEC Business as a “taxable REIT subsidiary” (“TRS”) effective on the first day of the first taxable year that CS&L qualifies as a REIT.

Note 2. Basis of Presentation

The accompanying unaudited Statement of Assets Contributed and Liabilities Assumed of the Consumer CLEC Business as of March 31, 2015 and December 31, 2014 and the related Statements of Revenues and Direct Expenses for the three months ended March 31, 2015 and 2014 have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC and are not intended to be a complete presentation of the financial position or results of operations of the Consumer CLEC Business. Additionally, the interim financial statements have been prepared consistent with Article 10 of Regulation S-X. The elements of the financial statements are stated in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures have been condensed or omitted as permitted by the SEC’s rules and regulations. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

The accompanying Statements of Assets Contributed and Liabilities Assumed include only certain assets and liabilities directly related to the Consumer CLEC Business that were transferred by Windstream to CS&L pursuant to the Separation and Distribution Agreement between CS&L and Windstream dated March 26, 2015. Windstream has retained certain assets and liabilities of the Consumer CLEC Business consisting of the following: cash and cash equivalents, intercompany receivables and payables, certain trade accounts payable, liabilities related to employee benefit plans, income taxes payable and deferred income taxes. Accordingly, the assets and liabilities retained by Windstream have been excluded from the Statements of Assets Contributed and Liabilities Assumed. In addition, the Consumer CLEC Business primarily uses leased network facilities to provide telecommunications services to its customers and does not hold legal title to any property, plant and equipment.

The accompanying Statements of Revenues and Direct Expenses include all direct costs incurred in connection with the operation of the Consumer CLEC Business for which specific identification was practicable. In addition, direct costs incurred by Windstream to operate the Consumer CLEC Business for which specific identification was not practicable have been allocated based on assumptions that Windstream management believes reasonable under the circumstances as more fully discussed in Note 6. The Statements of Revenues and Direct Expenses exclude costs that are not directly related to the Consumer CLEC Business including general corporate overhead costs, interest expense and income taxes. These costs will be incurred by the Consumer CLEC Business in the future when it operates on a standalone basis.

Consumer CLEC Business

Notes to Financial Statements — Continued

Note 3. Summary of Significant Accounting Policies

Use of Estimates —The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements, and such differences could be material.

Accounts Receivable—Accounts receivable consist of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the accompanying Statements of Assets Contributed and Liabilities Assumed. In establishing the allowance for doubtful accounts, management considers a number of factors, including historical collection experience, aging of the accounts receivable balances and current economic conditions. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. The provision for doubtful accounts, which is included in cost of service, was $83,000 and $149,000 for the three-months ended March 31, 2015 and 2014, respectively. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the consumer CLEC customer base. Due to varying customer billing cycle cut-off, management must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $84,000, and $94,000 at March 31, 2015 and December 31, 2014, respectively.

Customer List Intangible Assets—Windstream acquired certain consumer CLEC operations and customers through various acquisitions completed prior to 2011. In connection with the purchase price allocation for these acquisitions, Windstream recorded the estimated fair value of consumer CLEC customer list intangible assets at the dates of acquisition. The customer list intangible assets are presented in the financial statements at cost less accumulated amortization and are amortized using the sum-of-the-digits method over their estimated useful lives.

Income Taxes—The operations of the Consumer CLEC Business have historically been included in Windstream’s federal and state income tax returns and all income tax liabilities have been paid by Windstream. Income tax information included in the financial statements is presented on a separate tax return basis. Management believes that the assumptions and estimates used to determine the tax amounts are reasonable. However, the financial statements herein may not necessarily reflect the income tax liabilities or future income tax payments if the Consumer CLEC Business had been operated as a stand-alone business during the periods presented.

Deferred income taxes are recognized in accordance with guidance on accounting for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Revenue Recognition—Service revenues are primarily derived from providing access to or usage of leased networks and facilities. Service revenues are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including broadband, long distance and enhanced service revenues are recognized monthly as services are provided. Sales of customer premise equipment and modems are recognized when products are delivered to and accepted by customers.

Recently Issued Accounting Standards—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is not permitted. Management is in the process of determining the method of adoption and assessing the impact of the ASU on the consumer CLEC financial statements.

Subsequent Events—The accompanying financial statements of the Consumer CLEC Business are derived from the consolidated financial statements of Windstream, which issued its interim unaudited consolidated financial statements as of and for the quarterly

Consumer CLEC Business

Notes to Financial Statements — Continued

period ended March 31, 2015 on May 7, 2015. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of May 7, 2015. In addition, management has evaluated transactions that occurred as of the issuance of these financial statements on May 13, 2015 for purposes of disclosure of unrecognized subsequent events. See Note 7 for additional disclosures related to subsequent events.

Note 4. Customer List Intangible Assets

The carrying value of the customer list intangible assets at each reporting period was as follows:

	March 31, 2015			December 31, 2014
	Gross	Accumulated	Net Carrying	Gross	Accumulated	Net Carrying
(Thousands)	Cost	Amortization	Value	Cost	Amortization	Value
Customer lists	$34,501	$21,063	$13,438	$34,501	$20,049	$14,452

Amortization expense for the customer list intangible assets was $1.0 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense is estimated to be $2.9 million for the remainder of 2015. Amortization expense is estimated to be as follows for the years ended December 31:

Year	(Thousands)
2016	$3,258
2017	2,607
2018	1,994
2019	1,384
2020	870
Thereafter	416
Total	$10,529

Note 5. Deferred Income Taxes

The significant components of the net deferred tax liability at each reporting period was as follows:

(Thousands)	March 31, 2015	December 31, 2014
Customer list intangible assets	$(5,111)	$(5,523)
Bad debt reserve	36	40
Deferred income taxes, net	$(5,075)	$(5,483)

Deferred tax assets	$36	$40
Deferred tax liabilities	(5,111)	(5,523)
Deferred income taxes, net	$(5,075)	$(5,483)

Note 6. Allocations

As described in Note 2, the accompanying Statements of Revenues and Direct Expenses of the Consumer CLEC Business include all direct costs incurred in connection with the operation of the Consumer CLEC Business for which specific identification was practicable. In addition, certain costs incurred by Windstream to operate the Consumer CLEC Business for which specific identification was not practicable have been allocated based on revenues and sales. These allocated expenses are included in “Cost of services” and “Selling, general and administrative.”

General and administrative costs incurred by Windstream not directly related to the Consumer CLEC Business have not been allocated to these operations. Costs not allocated include amounts related to executive management, accounting, treasury and cash management, data processing, legal, human resources and certain occupancy costs.

Consumer CLEC Business

Notes to Financial Statements — Continued

Note 7. Subsequent Events

On April 24, 2015, we completed the Spin-Off from Windstream, issuing 149.8 million shares of common stock, par value $0.0001 per share to Windstream, as partial consideration for the contribution of the Distribution Systems, valued at $2.5 billion, and the Consumer CLEC Business.  Windstream Holdings distributed approximately 80.4% of the CS&L shares it received to existing stockholders of Windstream Holdings and retained a passive ownership interest of approximately 19.6% of the common stock of CS&L.  As a result of this ownership and Windstream’s relationship to us as a tenant, Windstream is deemed to be a related party following the Spin-Off.

On April 24, 2015 we, along with our wholly owned subsidiary CSL Capital, LLC (“CSL Capital”) co-issued $400 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”) and $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “Senior Notes” and together with the Secured Notes, the “Notes”).  The Secured Notes were issued at an issue price of 100% of par, while the Senior Notes were issued at an issue price of 97.055% of par.  The Notes are guaranteed by each of CS&L’s wholly owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities.  The Notes were issued to Windstream Services LLC, a wholly owned subsidiary of Windstream Holdings (“Windstream Services”) as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off.  Windstream Services subsequently exchanged the Notes for, and retired, certain outstanding Windstream indebtedness.  As such, CS&L did not receive any proceeds from the issuance of the Notes.  The issuance of the Notes and their exchange by Windstream Services were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were exempt from registration under Rule 144A and Regulation S of the Securities Act.  Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the Senior Notes, the Company agreed to file with the SEC a registration statement relating to an exchange offer pursuant to which exchange notes registered with the SEC, containing substantially identical terms to the Senior Notes, would be offered in exchange for Senior Notes that are tendered by the holders of those notes.

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on the ability of CS&L, CSL Capital and our restricted subsidiaries to pay dividends.  The covenants are subject to a number of important and significant limitations, qualifications and exceptions.

In addition, on April 24, 2015 the Company and CSL Capital entered into a credit agreement (“Credit Agreement”), which provides for a $2.14 billion year Senior Secured Term Loan B facility due October 2022 (the “Term Loan Facility”) and a $500 million senior secured revolving credit facility maturing April 2020 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).  The term loans under the Facilities were issued at an issue price of 98.00% of par, bear interest at a rate equal to a Eurodollar rate, subject to a 1.0% floor, plus an applicable margin equal to 4.00%, and are subject to amortization of 1.0% per annum.  The loans have been incurred by the Company and CSL Capital, are guaranteed by certain of CS&L’s wholly owned domestic subsidiaries (the “Guarantors”), and secured by substantially all of the assets of the Company, CSL Capital and the Guarantors, subject to certain exceptions, which assets will also secure the Secured Notes.  The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio.

We are subject to customary covenants under our Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined, not to exceed 5.00 to 1.00.  We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under our Credit Agreement in an aggregate amount greater than $150 million, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined, does not exceed 4.00 to 1.00.

The Company transferred $1.04 billion of cash proceeds under the Facilities to Windstream Services, the Company’s parent immediately preceding the Spin-Off, as partial consideration for the contribution the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off.  After giving effect to the borrowings under the Facilities, the issuance of the Notes and the transfer of cash to Windstream Services, the Company retained net borrowing proceeds of $62.2 million, which are available to us for general corporate purposes.

On April 27, 2015 we entered into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Term Loan Facility.  These interest rate swaps are designated as cash flow hedges and have a fixed notional value of $2.14 billion and mature on October 24, 2022.  The weighted average fixed rate paid is 2.1050%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%.

Distribution Systems

Combined Balance Sheets

(unaudited)

(Millions)	March 31, 2015	December 31, 2014
Assets:
Property, plant and equipment, net	$2,530.4	$2,571.8
Total Assets	$2,530.4	$2,571.8

Equity
Invested equity	$2,530.4	$2,571.8
Total Equity	$2,530.4	$2,571.8

See accompanying notes to the combined balance sheet.

Distribution Systems

Notes to Combined Balance Sheets

1. Separation from Windstream Holdings, Inc. and Description of Transferred Assets

On April, 24, 2015, in connection with the separation and spin-off of Communications Sales & Leasing, Inc. (“CS&L”), from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”), Windstream contributed certain telecommunications network assets, including fiber and copper network and other real estate (the “Distribution Systems”), and a small competitive local exchange carrier (“CLEC”) business to CS&L in exchange for cash, shares of common stock of CS&L and certain indebtedness of CS&L.  Windstream Holdings distributed approximately 80.4% of the outstanding common stock of CS&L that it received to existing stockholders of Windstream Holdings in a tax-free spin-off (“Spin-Off”).

As a result of the Spin-Off, CS&L is an independent, publicly traded company, primarily engaged in leasing activities, which currently principally consists of leasing back to Windstream the Distribution Systems through a triple-net master lease agreement (the “Master Lease”).

2. Basis of Presentation

The accompanying balance sheets reflect the Distribution System assets of Windstream that were transferred to CS&L in connection with the Spin-Off. The balance sheets presented herein are combined on the basis of common control. The accompanying balance sheets have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and have been derived from the accounting records of Windstream. The Distribution System assets presented in the accompanying balance sheets reflect Windstream’s historical carrying value of the assets as of the balance sheet dates consistent with the accounting for spin-off transactions in accordance with GAAP.

3. Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statement are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statement. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statement, and such differences could be material.

Property, Plant and Equipment - Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of land and central office buildings, copper and fiber optic cable lines, telephone poles, underground conduits, concrete pads, pedestals, guy wires, anchors, and attachment hardware. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Interest costs incurred in connection with the acquisition or construction of plant assets are capitalized and included in the cost of the asset.

Certain property, plant and equipment is depreciated using a group composite depreciation method. Under this method, when property is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the property. For all other property, depreciation is computed using the straight-line method over the estimated useful life of the respective property, and when the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written-off, with the corresponding gain or loss reflected in operating results.

Impairment of Long-Lived Assets—Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future, undiscounted net cash flows expected to be generated by the asset group. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows.

Subsequent Events—The accompanying balance sheets are derived from the consolidated financial statements of Windstream, which issued its interim unaudited consolidated financial statements as of and for the quarterly period ended March 31, 2015 on May 7, 2015. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of May 7, 2015. In addition, management has evaluated transactions that occurred as of the issuance of these financial statements on May 13, 2015 for purposes of disclosure of unrecognized subsequent events. No additional disclosures are required other than those matters that are reflected within this financial statement.

Distribution Systems

Notes to Combined Balance Sheets — Continued

4. Property, Plant and Equipment

Net property, plant and equipment consisted of the following as of each reporting period:

($ in Millions)	Depreciable Lives	March 31, 2015	December 31, 2014
Land		$33.0	$33.0
Building and Improvements	3 - 40 years	308.4	305.5
Poles	13 - 40 years	223.4	223.0
Fiber	7 - 40 years	1,850.7	1,841.2
Copper	7 - 40 years	3,439.0	3,430.8
Conduit	13 - 47 years	89.5	89.2
Construction in progress		53.2	34.0
		5,997.2	5,956.7
Less accumulated depreciation		(3,466.8)	(3,384.9)
Net property, plant and equipment		$2,530.4	$2,571.8

5. Concentration of Credit Risks

In connection with the Spin-Off, we entered into the Master Lease with Windstream, pursuant to which all real property currently owned by CS&L is leased to Windstream and from which all of CS&L’s rental revenues are currently derived. Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations includes (i) the historical results of operations of the Consumer CLEC Business for the three months ended March 31, 2015 and (ii) a discussion and analysis of our financial condition immediately following the Spin-Off.  The Distribution Systems were not operated by Windstream Holdings as a stand-alone business, and accordingly, there are no historical results of operations related to these assets.  This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report and our information statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on March 26, 2015.  CS&L’s financial statements for the three months ended March 31, 2015 include only the results of operations of the Consumer CLEC Business. However, during such time we did not operate the Consumer CLEC Business separately from Windstream Holdings. Accordingly, preparation of CS&L’s historical financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Our management believes the assumptions underlying CS&L’s historical financial statements and accompanying notes are reasonable.  However, such financial statements may not necessarily reflect our financial condition and results of operations in the future, or what they would have been had we been a separate, stand-alone company during the periods presented.

Our Business

On April 24, 2015 we completed the previously announced Spin-Off of CS&L from Windstream Holdings pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business to CS&L and CS&L issued common stock and indebtedness and paid cash obtained from borrowings under CS&L’s senior credit facilities to Windstream.  In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease agreement with Windstream (the “Master Lease”), pursuant to which all real property currently owned by CS&L is leased to Windstream and from which all of CS&L’s rental revenues are currently derived. We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as REIT.

As a result of the Spin-Off, we are an independent, publicly traded company, primarily engaged in the ownership, acquisition and leasing of communication distribution systems.  We generate revenues primarily by leasing communications distribution systems to telecommunications operators, which initially consists solely of Windstream, in triple-net lease arrangements, under which the tenant is primarily responsible for costs relating to the distribution systems (including property taxes, insurance, and maintenance and repair costs).  We expect to grow and diversify our portfolio by pursuing opportunities to acquire additional communication distribution systems that we intend to lease to communication service providers on a triple-net basis.  CS&L also anticipates diversifying its portfolio over time, including potentially acquiring other real property assets within or outside of the communications infrastructure industry for lease to third parties.

The Consumer CLEC Business, which historically has been reported as an integrated operation within Windstream, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers. Prior to the Spin-Off, Windstream ceased accepting new residential customers in the service areas covered by the Consumer CLEC Business. We will elect to treat the Consumer CLEC Business as a “taxable REIT subsidiary” (“TRS”) effective on the first day of the first taxable year that CS&L qualifies as a REIT.

Results of Operations (Consumer CLEC Business)

	Three Months Ended March 31,		Increase / (Decrease)
(Thousands)	2015	2014	Amount	%
Revenues	$7,891	$9,704	$(1,813)	(19)%
Direct expenses:
Cost of revenues	4,351	5,100	(749)	(15)%
Selling, general, and administrative	15	14	1	7%
Amortization	1,013	1,173	(160)	(14)%
Total direct expenses	5,379	6,287	(908)	(14)%
Revenues in Excess of Direct Expenses	$2,512	$3,417	$(905)	(26)%

Revenues

Consumer CLEC Business revenues are principally derived from voice, broadband, long-distance, and value-added services provided to residential customers in primarily rural markets. Revenues also include sales of customer premise equipment and routers. Consumer CLEC Business revenues for the quarter ended March 31, 2015 declined by $1.81 million, or 19%, as compared to the same period for the prior year.  The decrease in revenue was primarily attributable to a 36% decrease in customers between the two periods which resulted from Windstream’s ceasing to accept new residential customers and increased competition from wireless carriers, cable companies and other providers using emerging technologies in the service areas covered by the Consumer CLEC Business.

Cost of revenues

Consumer CLEC Business cost of revenues primarily consists of charges incurred for interconnection, bad debt and customer support. Interconnection expense consists of charges incurred to access the public switched network and transport traffic to the Internet, including charges paid to other carriers to lease network facilities where we do not own network infrastructure. The decrease in cost of revenues is primarily due to a reduction in interconnection costs due to lower usage of other carriers’ networks caused by the decline in the number of customers served by the Consumer CLEC Business as noted above. Customer support costs also decreased primarily due to the decline in customers served.

In connection with the Spin-Off, we entered into a Wholesale Master Services Agreement with Windstream pursuant to which the Consumer CLEC business is operated as a reseller of telecommunication services.  Under this agreement, Windstream provides us transport services (local and long distance telecommunications service), provisioning services (directory assistance, directory listing, service activation and service changes), and repair services (routine and emergency network maintenance, network audits and network security).  The Wholesale Master Services Agreement is limited to residential customers, and Windstream will charge us retail rates included in Windstream’s tariffs/agreements for each customer served, less a monthly volume discount based on the number of active customers serviced by us.

Selling, general, and administrative

Selling, general, and administrative expenses include costs resulting from sales and marketing efforts, including advertising and sales.

Amortization

Windstream acquired certain consumer CLEC operations and customers through various acquisitions completed prior to 2011. In connection with the purchase price allocation for these acquisitions, Windstream recorded the estimated fair value of consumer CLEC customer list intangible assets at the dates of acquisition. The customer list intangible assets attributable to the Consumer CLEC Business are amortized using the sum-of-the-years digits method over their estimated useful lives. The effect of using an accelerated amortization method results in incremental declines in amortization expense each period as the related customer lists amortize.

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change.

We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our consolidated financial condition.

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our information statement on Form 10 filed with the SEC on March 26, 2015. There has been no material change to these estimates for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund investment activities and (iv) make dividend distributions.  Subsequent to the Spin-Off, we had approximately $562.2 million of liquidity, consisting of unrestricted cash and cash equivalents of $62.2 million and $500 million of unused borrowing availability under our Revolving Credit Agreement.

We anticipate that our cash on hand, borrowing availability under our Revolving Credit Facility, combined with our cash flows provided by leasing activities will be sufficient to fund our business operations, debt service and distributions to our shareholders over the next twelve months.  In addition, we may elect to meet certain liquidity requirements through proceeds from borrowings and/or equity and debt offerings.

These expectations are forward-looking and subject to a number of uncertainties and assumptions.  If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

On April 24, 2015 we, along with our wholly owned subsidiary CSL Capital, co-issued $400 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”) and $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “Senior Notes” and together with the Secured Notes, the “Notes”).  The Secured Notes were issued at an issue price of 100% of par, while the Senior Notes were issued at an issue price of 97.055% of par.  The Notes are guaranteed by each of CS&L’s wholly owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities.  The Notes were issued to Windstream Services in connection with the Spin-Off, and Windstream Services exchanged the Notes for, and retired, certain outstanding Windstream indebtedness.  As such, CS&L did not receive any proceeds from the issuance of the Notes.  The issuance of the Notes and their exchange by Windstream Services were not registered under the Securities Act, but were exempt from registration under Rule 144A and Regulation S of the Securities Act.  Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the Senior Notes, the Company agreed to file with the SEC a registration statement relating to an exchange offer pursuant to which exchange notes registered with the SEC, containing substantially identical terms to the Senior Notes, would be offered in exchange for Senior Notes that are tendered by the holders of those notes.

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on the ability of CSL, CSL Capital and our restricted subsidiaries to pay dividends.  The covenants are subject to a number of important and significant limitations, qualifications and exceptions.

In addition, on April 24, 2015 the Company and CSL Capital entered into a credit agreement (“Credit Agreement”), which provides for a $2.14 billion Senior Secured Term Loan B facility due October 2022 (the “Term Loan Facility”) and a $500 million senior secured revolving credit facility maturing April 2020 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).  The term loans under the Facilities were issued at an issue price of 98.00%, bear interest at a rate equal to a Eurodollar rate, subject to a 1% floor, plus an applicable margin equal to 4.00%, and are subject to amortization of 1%per annum.  The loans have been incurred by the Company and CSL Capital, are guaranteed by certain of CS&L’s wholly owned domestic subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of the Company, CSL Capital and Guarantors, subject to certain exceptions, which assets also secure the Secured Notes.  The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio.

We are subject to customary covenants under our Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined, not to exceed 5.00 to 1.00.  We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under our Credit Agreement in an aggregate amount greater than $150 million, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined, does not exceed 4.00 to 1.00.

The Company transferred $1.04 billion of cash proceeds under the Facilities to Windstream Services, the Company’s parent immediately preceding the Spin-Off, as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off.  After giving effect to the borrowings under the Facilities, the issuance of the Notes and the transfer of cash to Windstream Services, the Company retained net borrowing proceeds of $62.2, which are available to us for general corporate purposes.

In connection with the Spin-Off, we entered into a Master Lease pursuant to which we leased the Distribution System back to Windstream. The Master Lease has an initial term of 15 years which, at the option of Windstream, may be extended for up to four renewal terms of five years each beyond the initial term. In addition, Windstream has the right to extend the initial term from 15 years to 20 years and, if exercised, the number of renewal terms will be reduced to three so that the maximum term (taking into account all renewals) is 35 years. The initial annual rent under the Master Lease is $650 million during the first three years. Commencing with the fourth year the rent is subject to annual escalation of 0.5%. The rent for the first year of each renewal term will be an amount agreed to by us and Windstream, or if we are unable to agree, the renewal rent will be determined by an independent appraisal process. Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%. In addition, if we fund any capital improvements by Windstream, the rent will be increased to account for such funding.

On April 27, 2015 we entered into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Term Loan Facility.  These interest rate swaps are designated as cash flow hedges and have a fixed notional value of $2.14 billion and mature on October 24, 2022.  The weighted average fixed rate paid is 2.1050%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%.

Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may take advantage of opportunities to generate additional liquidity or refinance existing debt through capital market transactions. The amount, nature and timing of any capital market transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Obligations and Commitments

As of March 31, 2015 we had no contractual obligations or commitments. Subsequent to March 31, 2015 but prior to the issuance of these financial statements, we issued $3.65 billion of long-term debt as discussed in “Liquidity and Capital Resources”.  In addition, we have agreed to fund capital expenditures in accordance with the terms of the Master Lease.  Set forth below is a summary of our material contractual obligations and commitments as of May 13, 2015:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt (a)	$16	$43	$43	$3,548	$3,650
Interest payments on long-term debt obligations (b)	233	488	483	708	1,912
Capital expenditure funding under Master Lease	50	-	-	-	50
Total projected obligations and commitments	$299	$531	$526	$4,256	$5,611

(a)	Excludes $75.5 million of unamortized discounts on long-term debt
(b)	Interest rates on our Term Loan Facility are based on our swap rates

Dividends

We will elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our 2015 tax year. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service obligations. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

Capital Expenditures

We do not anticipate incurring significant capital expenditures on an annual basis in connection with operating our Consumer CLEC Business. Capital expenditures for the Distribution Systems leased under the Master Lease are generally the responsibility of Windstream Holdings.  The Master Lease stipulates that Windstream Holdings can request that we fund $50 million of capital expenditures per year for five years (but in no event to extend beyond the end of the sixth year of the Master Lease); however, Windstream cannot require CS&L to make such capital expenditures.  If we elect to fund requested capital expenditures, the annual lease payments will be 8.125% of the capital expenditures funded by us during the first two years and at a floating rate based on our cost of capital thereafter.

Windstream has requested, and we have agreed, to fund up to $50 million of capital expenditures during the remainder of 2015.  Monthly rent paid by Windstream will increase in accordance with the Master Lease effective as of the date of the funding.

Off Balance-Sheet Arrangements

As of the date of this quarterly report, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is interest rate risk with respect to our indebtedness.  In connection with the Spin-Off, we raised approximately $3.65 billion in long-term debt by the issuance of the Notes and borrowings under the variable rate Term Loan Facility.  In addition, we have entered into a revolving credit facility in an aggregate principal amount of $500 million, which is undrawn as of the date of this Quarterly Report. We have entered into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Our management, with participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management is not required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2016 Annual Report on Form 10-K, due to a transition period established by SEC rules applicable to new public companies. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in internal control over financial reporting. We intend to include an evaluation of our internal controls over financial reporting in our 2016 Annual Report on Form 10-K.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in “Risk Factors” in our information statement on Form 10, filed with the SEC on March 26, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATIONS SALES & LEASING, INC.

Date:	May 13, 2015	/s/ Mark A. Wallace
Mark A. Wallace Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)
Date:	May 13, 2015	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.