Form 10-Q
period 2015-06-30
COMMUNICATIONS SALES & LEASING, INC.
filed 2015-08-13
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-36708

Communications Sales & Leasing, Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-5230630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10802 Executive Center Drive Benton Building Suite 300 Little Rock, Arkansas	72211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 850-0820

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 7, 2015, the registrant had 150,558,346 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) pertains to the period from April 24, 2015 to June 30, 2015. Prior to April 24, 2015, CS&L was a wholly-owned subsidiary of Windstream Services, LLC (“Windstream Services”), a wholly owned subsidiary of Windstream Holdings, Inc. (“Windstream Holdings,” and together with its subsidiaries, “Windstream”). On April 24, 2015, Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”), to CS&L. In exchange, CS&L issued to Windstream Services (i) approximately 149.8 million shares of its common stock, par value $0.0001 per share, (ii) $400.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”), (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “Senior Notes” and together with the Secured Notes, the “Notes”), (iv) $990 million of term loans under CS&L’s senior credit facilities and (v) approximately $1.04 billion in cash obtained from borrowings under CS&L’s senior credit facilities. The contribution of the Distribution Systems and the Consumer CLEC Business and the related issuance of cash, debt and equity securities are referred to herein as the “Spin-Off.” The Spin-Off was effective on April 24, 2015.

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
•

the ability and willingness of Windstream and future customers to meet and/or perform their obligations under any contractual arrangements entered into with us, including master lease arrangements, and any of their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•	the ability of Windstream and future customers to comply with laws, rules and regulations in the operation of the assets we lease to them;
•

the ability and willingness of Windstream and our future customers to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant;

•	the availability of and our ability to identify suitable acquisition opportunities and our ability to acquire and lease the respective properties on favorable terms;
•	our ability to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to access debt and equity capital markets;
•	credit rating downgrades;
•	fluctuating interest rates;
•	our ability to retain our key management personnel;
•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other state, federal or local laws, whether or not specific to REITs;
•	covenants in our debt agreements that may limit our operational flexibility;
•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Communications Sales & Leasing, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Balance Sheet

(unaudited)

(Thousands, except par value)	June 30 ,2015
Assets:
Real estate investments	$5,997,438
Accumulated depreciation real estate investments	(3,557,112)
Net real estate investments	2,440,326
Cash and cash equivalents	154,615
Accounts receivable, net	3,507
Customer list intangible assets, net	12,458
Derivative asset	28,551
Straight-line rent receivable	3,200
Other assets	2,983
Total Assets	$2,645,640
Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$33,047
Dividend payable	66,576
Deferred income taxes	6,633
Notes and other debt	3,508,685
Total liabilities	3,614,941

Commitments and contingencies (Note 12)

Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value, 500,000 shares authorized, 149,832 shares issued and outstanding	150
Additional paid-in capital	-
Accumulated other comprehensive income	28,551
Distributions in excess of accumulated earnings	(998,002)
Total shareholders' deficit	(969,301)
Total Liabilities and Shareholders' Deficit	$2,645,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statement of Income

(unaudited)

(Thousands, except per share data)	April 24 - June 30, 2015
Revenues:
Rental revenues	$124,172
Consumer CLEC	4,576
Total revenues	128,748
Costs and Expenses:
Interest expense	48,797
Depreciation and amortization	64,444
General and administrative expense	3,234
CLEC operating expense	3,741
Total costs and expenses	120,216
Income before income taxes	8,532
Income tax expense	231
Net income	8,301
Participating securities' share in earnings	(325)
Net income applicable to common shareholders	$7,976

Earnings per common share:
Basic	$0.05
Diluted	$0.05

Weighted-average number of common shares outstanding
Basic	149,827
Diluted	149,827

Dividends declared per common share	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statement of Comprehensive Income

(unaudited)

(Thousands)	April 24 - June 30, 2015
Net income	$8,301
Other comprehensive income:
Unrealized gain on derivative contracts	28,551
Comprehensive income	$36,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at April 24, 2015	-	$-	149,827,214	$150	$-	$-	$2,508,270	$2,508,420
Net income	-	-	-	-	-	-	8,301	8,301
Distributions to Windstream related to Spin-Off	-	-	-	-	-	-	(3,447,879)	(3,447,879)
Other comprehensive income	-	-	-	-	-	28,551	-	28,551
Common stock dividends	-	-	-	-	-	-	(66,576)	(66,576)
Equity issuance cost	-	-	-	-	(338)	-	(118)	(456)
Stock-based compensation	-	-	4,440	-	338	-	-	338
Balance at June 30, 2015	-	$-	149,831,654	$150	$-	$28,551	$(998,002)	$(969,301)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

(Thousands)	April 24 - June 30, 2015
Cash flow from operating activities
Net income	$8,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,444
Amortization of deferred financing costs	1,272
Amortization of debt discount	1,366
Deferred income taxes	(292)
Straight-line rental revenues	(3,200)
Stock-based compensation	338
Other	35
Changes in:
Accounts receivable	(1,640)
Other assets	(1,827)
Accounts payable, accrued expenses and other liabilities	24,634
Net cash provided by operating activities	93,431

Cash flow from investing activities
Consideration paid to Windstream Services, LLC	(1,035,029)
Capital expenditures	(397)
Net cash used in investing activities	(1,035,426)

Cash flow from financing activities
Proceeds from issuance of Term Loans	1,127,000
Deferred financing costs	(29,933)
Common stock issuance costs	(456)
Cash in-lieu of fractional shares	(19)
Net cash provided by financing activities	1,096,592

Net increase in cash and cash equivalents	154,597
Cash and cash equivalents at beginning of period	18
Cash and cash equivalents at end of period	$154,615

Supplemental cash flow information:
Cash paid for interest	$24,583

Non-cash investing and financing activities:
Issuance of notes and other debt to Windstream Services, LLC, net of deferred financing costs ($34,681)	$2,412,829
Tenant capital improvements	$6,303
Accrual of dividends declared	$66,576

The accompanying notes are an integral part of these condensed consolidated financial statements

.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business and Basis of Presentation

Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014 as a subsidiary of Windstream Holdings, Inc. (“Windstream Holdings” and, together with its consolidated subsidiaries “Windstream”). On April 24, 2015, in connection with the separation and spin-off of CS&L from Windstream (the “Spin-Off”), Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to CS&L in exchange for certain consideration paid to Windstream. The assets and liabilities of the Distribution Systems and Consumer CLEC Business were recorded in our Condensed Consolidated Financial statements on a carryover basis as of the date of the Spin-Off.

As a result of the Spin-Off, we are an independent, publicly traded company, primarily engaged in the ownership, acquisition, leasing and funding the construction of communication distribution systems. We generate revenues primarily by leasing communications distribution systems to telecommunications operators in triple-net lease arrangements, under which the tenant is primarily responsible for costs relating to the distribution systems (including property taxes, insurance, and maintenance and repair costs). We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a real estate investment trust (“REIT”).

The Consumer CLEC Business, which historically has been reported as an integrated operation within Windstream, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers. We have elected to treat the Consumer CLEC Business as a “taxable REIT subsidiary” effective on the first day of the first taxable year that CS&L qualifies as a REIT.

Note 2. Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the period from April 24, 2015 through June 30, 2015 are not necessarily indicative of the results that may be expected for the period ending December 31, 2015. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our information statement on Form 10 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2015. All material intercompany balances and transactions have been eliminated.

Note 3. Summary of Significant Accounting Policies

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

Real Estate Investments—Real estate investments are stated at original cost, less accumulated depreciation and consists of land and central office buildings, copper and fiber optic cable lines, telephone poles, underground conduits, concrete pads, pedestals, guy wires, anchors, and attachment hardware. Costs of maintenance and repairs to real estate investments are the responsibility of our tenant under triple-net leasing arrangements.

Certain real estate investments are depreciated using a group composite depreciation method. Under this method, when property is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the property. For all other property, depreciation is computed using the straight-line method over the estimated useful life of the respective property. When the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written-off, with the corresponding gain or loss reflected in operating results.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

Tenant Capital Improvements – Our lease with Windstream provides that tenant funded capital improvements (“TCI’s”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of CS&L upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. Deferred revenue is recorded within accounts payable, accrued expenses and other liabilities. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At June 30, 2015, the net book value of TCI’s recorded as a component of real estate investments, net on our Condensed Consolidated Balance Sheet was $6.3 million.

Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future, undiscounted net cash flows we expected the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows.

Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held at financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less.

Derivative Instruments and Hedging Activities—We account for our derivatives in accordance with FASB ASC 815, Derivatives and Hedging, in which we reflect all derivative instruments at fair value as either assets or liabilities on our Condensed Consolidated Balance Sheet. For derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See Note 5.

Customer List Intangible Assets—Customer list intangible assets are presented in the financial statements at cost less accumulated amortization and are amortized using the sum-of-the-digits method over their estimated useful lives.

Revenue Recognition—We recognize leasing revenues on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing leasing income on a straight-line basis generally results in recognized revenues during the first half of the lease term in excess of cash amounts contractually due from our tenants, creating a straight-line rent receivable.

We evaluate the collectability of straight-line rent receivables and record a provision for doubtful accounts if management believes the receivables to be uncollectible. At June 30, 2015 no allowance was recorded related to our straight-line rent receivable.

Consumer CLEC Business revenues are primarily derived from providing access to or usage of leased networks and facilities, and are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including broadband, long distance and enhanced service revenues are recognized monthly as services are provided. Sales of customer premise equipment and modems are recognized when products are delivered to and accepted by customers.

Stock-Based Compensation—We account for stock-based compensation using the fair value method of accounting. We have determined that our stock-based payment awards granted in exchange for employee services qualify as equity classified awards, which are measured based on the fair value of the award on the date of the grant. The fair value of restricted stock-based payments is based on the market value of our common stock on the date of grant. The fair value of performance-based awards, which have performance conditions, is based on a Monte Carlo simulation. The fair value of all stock-based compensation is recognized over the period during which an employee is required to provide services in exchange for the award.

Income Taxes—We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. We intend to make regular quarterly dividend payments of all or substantially all of our income to holders of our common stock, and therefore no provision is required in the accompanying Condensed Consolidated Financial Statements for federal income taxes related to the activities of the REIT and its pass-through subsidiaries. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management base on analysis and interpretation of respective tax laws.

We have elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”). Certain activities that we undertake must be conducted by a TRS, such as our Consumer CLEC Business, that we could otherwise not perform as a REIT, such as holding certain assets directly. A TRS is subject to both corporate level federal and state income taxes.

Deferred income taxes are recognized in certain taxable entities. Deferred tax assets and liabilities are recognized under the asset and liability method for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

We currently have no liabilities for uncertain income tax positions. We have not yet filed our initial corporate tax return and therefore are not yet subject to examination.

The Company will be subject to a federal corporate level tax rate (currently 35%) on any gain recognized from the sale of assets occurring within a specified period (generally 10 years) after the spin-off up to the amount of the built in gain that existed on April 24, 2015, which is based on the fair market value of the assets in excess of the Company’s tax basis as of such date.

Earnings per Share—Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Dilutive earnings per share includes the weighted average number of common shares and the dilutive effect of restricted stock and performance-based awards outstanding during the period, when such awards are dilutive.

Outstanding restricted stock awards that contain rights to non-forfeitable dividends are deemed to be participating securities, requiring the application of the two-class method of computing basic and dilutive earnings per share.

Fair Value of Financial Instruments—FASB ASC 820, Fair Value Measurements, establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring assets and liabilities at fair values. This hierarchy establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are as follows:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for the asset or liability

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, derivative assets, our outstanding notes and other debt, accounts payable and interest payable.

The following table summarizes the valuation of our financial instruments at June 30, 2015:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$154,615	$154,615	$-	$-
Accounts and other receivables	3,507	3,507	-	-
Derivative asset	28,551	-	28,551	-
Total	$186,673	$158,122	$28,551	$-

Liabilities
Senior secured notes - 6.00% , due April 15, 2023	$389,000	$-	$389,000	$-
Senior unsecured notes - 8.25%, due October 15, 2023	1,082,250	-	1,082,250	-
Senior secured term loan B - variable rate, due October 24, 2022	2,086,500	-	2,086,500	-
Accounts and interest payable	33,047	33,047	-	-
Total	$3,590,797	$33,047	$3,557,750	$-

The carrying value of cash and cash equivalents, accounts and other receivables, accounts payable and interest payable approximate fair values due to the short-term nature of these financial instruments. Derivative assets are carried at fair value.

The Company has determined that the majority of the inputs used to value its derivative assets fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets valuation in Level 2 of the fair value hierarchy.

The total principal balance of our Notes and other debt was $3.65 billion at June 30, 2015, with a fair value of $3.56 billion, based on Level 2 inputs.

Concentration of Credit Risks—In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease agreement with Windstream (the “Master Lease”), pursuant to which all real property currently owned by CS&L is leased to Windstream and from which all of CS&L’s rental revenues are currently derived. Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

Because substantially all of our revenue is derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition if Windstream experiences operating difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue and sales.  Accordingly, we monitor the credit quality of Windstream through numerous methods, including by (i) reviewing the credit ratings of Windstream by nationally recognized credit rating agencies, (ii) reviewing the financial statements of Windstream that are publicly available and that are required to be delivered to us pursuant to the Master Lease, (iii) monitoring news reports regarding Windstream and its businesses, (iv) conducting research to ascertain industry trends potentially affecting Windstream, and (v) monitoring the timeliness of its lease payments.

Recently Issued Accounting Standards—In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015; however, early adoption is permitted. We have adopted ASU 2015-03 effective April 24, 2015, and therefore have presented debt issuance costs as a direct deduction from the carrying amount of our debt on our Condensed Consolidated Balance Sheet. See Note 7.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016. Management is in the process of determining the method of adoption and assessing the impact of ASU 2014-09 on our financial statements.

Note 4. Real Estate Investments

The carrying value of real estate investments is as follows:

(Thousands)	Depreciable Lives	June 30, 2015
Land		$32,669
Building and improvements	3 - 40 years	310,171
Poles	13 - 40 years	224,322
Fiber	7 - 40 years	1,872,728
Copper	7 - 40 years	3,451,229
Conduit	13 - 47 years	89,465
Construction in progress		16,854
		5,997,438
Less accumulated depreciation		(3,557,112)
Net real estate investments		$2,440,326

Depreciation expense for the period from April 24, 2015 to June 30, 2015 was $63.8 million.

Construction in progress represents in process capital projects that were transferred to us at Spin-Off. As Windstream completes these projects, amounts are reclassified to depreciable assets. We currently do not engage in any construction or development activities.

Note 5. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015 we entered into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.14 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%. The Company does not currently have any master netting arrangements related to its derivative contracts.

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

(Thousands)	Location on Condensed Consolidated Balance Sheet	June 30, 2015
Interest rate swaps	Derivative asset	$28,551

As of June 30, 2015, all of the interest rate swaps were valued in net unrealized gain positions and recognized as asset balances within the derivative asset balance. For the period from April 24, 2015 to June 30, 2015, the amount recorded in other comprehensive income related to the unrealized gain on derivative instruments was $32.9 million. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income was $4.3 million. For the period from April 24, 2015 to June 30, 2015, there was no ineffective portion of the change in fair value derivatives.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning July 1, 2015, we estimate that $22.8 million will be reclassified as an increase to interest expense.

Note 6. Customer List Intangible Assets

The carrying value of the customer list intangible assets is as follows:

	June 30, 2015
	Gross	Accumulated	Net Carrying
(Thousands)	Cost	Amortization	Value
Customer lists	$34,501	$(22,043)	$12,458

Amortization expense for the customer list intangible assets was $0.6 million for the period from April 24, 2015 to June 30, 2015. Amortization expense is estimated to be $2.6 million for the full year of 2015, $3.3 million in 2016, $2.6 million in 2017, $2.0 million in 2018 and $1.4 million in 2019.

Note 7. Notes and Other Debt

Notes and other debt is as follows:

(Thousands)	June 30, 2015
Principal amount	$3,650,000
Less unamortized discount and debt issuance costs	(141,315)
Notes and other debt less unamortized discount and debt issuance costs	$3,508,685

Notes and other debt at June 30, 2015 consisted of the following:

(Thousands)	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured notes - 6.00% , due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	$400,000	$(7,127)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(52,252)
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	2,140,000	(81,936)
Senior secured revolving credit facility, variable rate, due April 24, 2020	-	-
Total	$3,650,000	$(141,315)

On April 24, 2015 we, along with our wholly owned subsidiary CSL Capital, LLC (“CSL Capital”), co-issued $400 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”) and $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “Senior Notes” and together with the Secured Notes, the “Notes”). The Secured Notes were issued at an issue price of 100% of par value, while the Senior Notes were issued at an issue price of 97.055% of par value. The Notes are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities. The Notes were issued to Windstream Services as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off. As such, CS&L did not receive any proceeds from the issuance of the Notes. The issuance of the Notes and their exchange by Windstream Services for certain of its outstanding indebtedness were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the Senior Notes, the Company subsequently filed with the SEC a registration statement relating to an exchange offer pursuant to which exchange notes registered with the SEC, containing substantially identical terms to the Senior Notes, will be offered in exchange for Senior Notes that are tendered by the holders of those notes.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on the ability of the CS&L, CSL Capital and our restricted subsidiaries to pay dividends. The covenants are subject to a number of important and significant limitations, qualifications and exceptions. As of June 30, 2015, we were in compliance with all of the covenants under the Notes.

In addition, on April 24, 2015 the Company and CSL Capital entered into a credit agreement (the “Credit Agreement”), which provides for a $2.14 billion Senior Secured Term Loan B facility due October 24, 2022 (the “Term Loan Facility”) and a $500 million senior secured revolving credit facility maturing April 24, 2020 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”). The term loans under the Facilities were issued at an issue price of 98.00% of par value, bear interest at a rate equal to a Eurodollar rate, subject to a 1.0% floor, plus an applicable margin equal to 4.00%, and are subject to amortization of 1.0% per annum. The loans have been incurred by the Company and CSL Capital, are guaranteed by certain of CS&L’s wholly-owned subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of CS&L, CSL Capital and the Guarantors, subject to certain exceptions, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement.

We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to $150 million plus, an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined, does not exceed 4.00 to 1.00. As of June 30, 2015, we were in compliance with all of the covenants under the Credit Agreement.

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

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed Consolidated Statement of Income. For the period from April 24, 2015 to June 30, 2015, we recognized $1.3 million of non-cash interest expense related to the amortization of deferred financing costs.

Note 8. Stock-Based Compensation

The Company’s Board of Directors has adopted the 2015 Equity Incentive Plan (the “Equity Plan”), which is administered by the Compensation Committee of the Board of Directors. Awards issuable under the Equity Plan include incentive stock options, “non-qualified” stock options, stock appreciation rights, performance units and performance shares, restricted shares, and restricted stock units.

In connection with the Spin-Off, the Company issued 538,819 restricted shares and 70,889 performance-based restricted stock units to employees of Windstream in accordance with the terms of the Employee Matters Agreement between the Company and Windstream. Under the Employee Matters Agreement, which governs the compensation and employee benefit obligations of CS&L and Windstream with respect to the current and former employees of each company, employees of Windstream who held equity awards as of the date of the Spin-Off were entitled to receive equity awards of CS&L in the same proportion as if the equity awards had been common shares on the date of the Spin-Off. The CS&L awards issued have the same form and vesting requirements as the underlying Windstream awards. For the purposes of vesting in the CS&L awards, continued service with Windstream is deemed to be continued service with CS&L. We do not recognize any compensation expense in our Condensed Consolidated Statement of Income related to these awards, as none of the employees granted awards provide service to CS&L. At June 30, 2015, 511,387 restricted shares, and 63,723 performance-based restricted stock units issued to Windstream employees remained outstanding.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

Certain employees of CS&L have retained their unvested Windstream awards that were held prior to the Spin-Off. Unrecognized compensation expense related to these awards was $0.3 million at June 30, 2015, and will be amortized to compensation expense in our Condensed Consolidated Statement of Income on a straight-line basis over the vesting period. For the period from April 24, 2015 to June 30, 2015, we recognized $53,000 of compensation expense related to these awards, which is recorded in general and administrative expense on our Condensed Consolidated Statement of Income.

Restricted Awards

During the period April 24, 2015 to June 30, 2015, the Company granted 229,080 shares of restricted stock to employees, which had a fair value of $5.9 million as of the date of grant. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date
Unvested balance April 24, 2015	-	$-
Granted	229,080	$26.13
Forfeited	-	$-
Vested	-	$-
Unvested balance, June 30, 2015	229,080	$26.13

As of June 30, 2015, total unrecognized compensation expense on restricted awards was approximately $5.6 million, and the weighted average vesting period was 2.9 years.

Performance Awards

The Company grants long-term incentives to members of management in the form of performance-based restricted stock units (“PSUs”) under the Equity Plan. The number of PSUs earned is based on the Company’s achievement of specified performance goals, over a specified performance period, and may range from 0% to 150% of the target shares. The PSUs have a service condition that will expire at the end of the three-year performance period provided that the holder continues to be employed by the Company at the end of the performance period. Holders of PSUs are entitled to dividend equivalents, which will be accrued quarterly and paid in cash upon the vesting of a PSU. Dividend equivalents are forfeited to the extent that the underlying PSU is forfeited.

On May 29, 2015, we issued 60,970 PSUs equal to 100% of the target amount, with an aggregate value of $1.3 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return version of the RMZ Market Equity REIT Index and a triple-net lease peer group, as defined by the Compensation Committee, which are market conditions and impacts the number of shares that ultimately vest. Upon evaluating the results of the market conditions, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line based over the vesting period. During the period from April 24, 2015 to June 30, 2015, no PSUs were forfeited due to termination of service.

As of June 30, 2015, total unrecognized compensation expense related to PSUs was approximately $1.3 million, and the weighted-average vesting period was 2.9 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the period from April 24, 2015 to June 30, 2015:

April 24, 2015 - June 30, 2015
Expected term (years)	2.9
Expected volatility	26.6%
Expected annual dividend	0.0%
Risk free rate	0.9%

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

For the period April 24, 2015 to June 30, 2015, we recognized $0.3 million of compensation expense related to restricted stock awards and performance-based awards, which is recorded in general and administrative expense on our condensed consolidated statement of income.

Note 9. Related Party Transactions

In connection with the Spin-Off, we issued approximately 149.8 million shares of our common stock, par value $0.0001 per share, to Windstream as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business. Windstream Holdings distributed approximately 80.4% of the CS&L shares it received to existing stockholders of Windstream Holdings and retained a passive ownership interest of approximately 19.6% of the common stock of CS&L. As a result of this ownership Windstream is deemed to be a related party. Our Condensed Consolidated Financial Statements reflect the following transactions with Windstream.

Revenues – The Company records leasing revenue pursuant to the Master Lease. For the period from April 24, 2015 to June 30, 2015, we recognized leasing revenues of $124.2 million related to the Master Lease.

General and Administrative Expenses –We are party to a Transition Services Agreement (“TSA”) pursuant to which Windstream and its affiliates provides, on an interim basis, various services, including but not limited to information technology services, payment processing and collection services, financial and tax services, regulatory compliance and other support services. For the period from April 24, 2015 to June 30, 2015 we incurred $33 thousand of expense under the TSA.

CLEC Operating Expenses –We are party to a Wholesale Master Services Agreement (“Wholesale Agreement”) and a Master Services Agreement with Windstream related to the Consumer CLEC Business. Under the Wholesale Agreement, Windstream provides us transport services (local and long distance telecommunications service), provisioning services (directory assistance, directory listing, service activation and service changes), and repair services (routine and emergency network maintenance, network audits and network security). Under the Master Services Agreement, Windstream provides billing and collections services to CS&L. For the period from April 24, 2015 to June 30, 2015 we incurred expenses of $2.8 million and $0.3 million related to the Wholesale Agreement and Master Services Agreement, respectively.

At June 30, 2015 there was a $13.0 million dividend payable to Windstream related to the pro-rata dividend declared on May 6, 2015, based on Windstream ownership of CS&L shares as of the June 30, 2015 record date. In addition, there was $0.8 million accounts receivable from Windstream related to the collection of Consumer CLEC Business revenues, net of amounts owed to Windstream under the Wholesale Agreement and Master Services Agreement recorded in accounts receivable on our Condensed Consolidated Balance Sheet.

Note 10. Earnings Per Share

Our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in FASB ASC 260, Earnings per Share.

We also issue PSUs; however these units contain forfeitable rights to receive dividends and are therefore considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

(Thousands, except per share data)	April 24 - June 30, 2015
Basic earnings per share:
Numerator:
Net income	$8,301
Less: Income allocated to participating securities	(325)
Net income applicable to common shares	$7,976
Denominator:
Basic weighted-average common shares outstanding	149,827
Basic earnings per common share	$0.05

(Thousands, except per share data)	April 24 - June 30, 2015
Diluted earnings per share:
Numerator:
Net income	$8,301
Less: Income allocated to participating securities	(325)
Net income applicable to common shares	$7,976
Denominator:
Basic weighted-average common shares outstanding	149,827
Effect of dilutive non-participating securities	-
Weighted-average shares for dilutive earnings per common share	149,827
Dilutive earnings per common share	$0.05

Note 11. Segment Information

Our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as two reportable business segments: Leasing and Consumer CLEC. Our Leasing segment represents our REIT operations and corporate expenses not directly attributable to the Consumer CLEC segment. The Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business. We evaluate the performance of each segment based on Adjusted EBITDA, which is an operating performance measure defined as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of acquisition and transaction related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$124,172	$4,576	$128,748
Adjusted EBITDA	121,349	835	122,184

Depreciation and amortization	63,801	643	64,444
Interest expense			48,797
Acquisition and transaction related costs			73
Stock-based compensation			338
Income tax expense			231
Net income			$8,301

Total assets	2,629,399	16,241	2,645,640
Capital expenditures	397	-	397

Note 12. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Windstream has requested, and we have agreed, to fund up to $50 million of capital expenditures during the remainder of 2015. Monthly rent paid by Windstream will increase in accordance with the Master Lease effective as of the date of the funding. As of June 30, 2015,we have not funded any amounts under this commitment.

Note 13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income by component is as follows:

(Thousands)	Changes in Fair Value of Effective Cash Flow Hedge	Total
Balance at April 24, 2015	$-	$-
Other comprehensive income before reclassifications	32,821	32,821
Amounts reclassified from accumulated other comprehensive income	(4,270)	(4,270)
Balance at June 30, 2015	$28,551	$28,551

Note 14. Supplemental Guarantor Information

In connection with the issuance of our 6.00% Senior Secured Notes due 2023, 8.25% Senior Unsecured Notes due 2023 and Term Loan B Facility due 2022, the Guarantors provided guarantees of that indebtedness. These guarantees are full and unconditional as well as joint and several. All property assets and related operations of the Guarantors are pledged as collateral under these obligations and the Guarantors are subject to restrictions on certain investments and payments. Subject to the terms and provisions of the debt agreements, in certain circumstances, a Guarantor may be released from its guarantee obligation including, upon the sale or transfer of any portion of its equity interest or all or substantially all its property, and upon any Guarantor being designated an Unrestricted Subsidiary or otherwise no longer being required to remain a Guarantor given its size or regulatory restrictions.

The following information summarizes our condensed consolidating information as of June 30, 2015 and for the period from April 24, 2015 to June 30, 2015:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Condensed Consolidated Balance Sheet As of June 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate investments, net of accumulated depreciation	$-	$-	$1,907,626	$532,700	$-	$2,440,326
Cash and cash equivalents	23	-	154,592	-	-	154,615
Accounts receivable, net	-	-	-	3,507	-	3,507
Affiliate receivable	37,898	-	709	-	(38,607)	-
Customer list intangible assets, net	-	-	-	12,458	-	12,458
Derivative asset	28,551	28,551	-	-	(28,551)	28,551
Straight-line rent receivable	-	-	3,200	-	-	3,200
Investment in consolidated subsidiaries	2,561,457	2,561,457	-	-	(5,122,914)	-
Other assets	19	-	2,689	275	-	2,983
Total Assets	$2,627,948	$2,590,008	$2,068,816	$548,940	$(5,190,072)	$2,645,640
Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$21,595	$48,797	$8,962	$2,490	$(48,797)	$33,047
Affiliate payable	393	-	37,898	316	(38,607)	-
Dividend payable	66,576	-	-	-	-	66,576
Deferred income taxes	-	-	1,939	4,694	-	6,633
Notes and other debt	3,508,685	3,508,685	-	-	(3,508,685)	3,508,685
Total liabilities	3,597,249	3,557,482	48,799	7,500	(3,596,089)	3,614,941

Common Stock	150	-	-	-	-	150
Additional paid-in capital	-	-	63	-	(63)	-
Accumulated other comprehensive income	28,551	28,551	-	-	(28,551)	28,551
Distributions in excess of earnings	(998,002)	(996,025)	2,019,954	541,440	(1,565,369)	(998,002)
Total shareholders' deficit	(969,301)	(967,474)	2,020,017	541,440	(1,593,983)	(969,301)
Total Liabilities and Shareholders' Deficit	$2,627,948	$2,590,008	$2,068,816	$548,940	$(5,190,072)	$2,645,640

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Condensed Consolidated Statement of Comprehensive Income For the Period from April 24, 2015 to June 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental revenues	$-	$-	$124,172	$-	$-	$124,172
Consumer CLEC	-	-	-	4,576	-	4,576
Total revenues	-	-	124,172	4,576	-	128,748
Costs and Expenses:
Interest expense	48,797	48,797	-	-	(48,797)	48,797
Depreciation and amortization	-	-	46,744	17,700	-	64,444
General and administrative expense	338	-	2,896	-	-	3,234
CLEC operating expense	-	-	-	3,741	-	3,741
Total costs and expenses	49,135	48,797	49,640	21,441	(48,797)	120,216
Earnings (losses) from consolidated subsidiaries	8,639	57,436	-	-	(66,075)	-
Income before income taxes	(40,496)	8,639	74,532	(16,865)	(17,278)	8,532
Income tax expense	-	-	94	137	-	231
Net income	$(40,496)	$8,639	$74,438	$(17,002)	$(17,278)	$8,301

Comprehensive Income	$(11,945)	$37,190	$74,438	$(17,002)	$(45,829)	$36,852

	Condensed Consolidated Statement of Cash Flows For the Period from April 24, 2015 to June 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by operating activities	$(61,540)	$-	$154,971	$-	$-	$93,431

Cash flow from investing activities
Consideration paid to Windstream Services	(1,035,029)	-	-	-	-	(1,035,029)
Capital expenditures	-	-	(397)	-	-	(397)
Net cash used in investing activities	(1,035,029)	-	(397)	-	-	(1,035,426)

Cash flow from financing activities
Proceeds from issuance of Term Loans	1,127,000	-	-	-	-	1,127,000
Deferred financing costs	(29,933)	-	-	-	-	(29,933)
Common stock issuance	(456)	-	-	-	-	(456)
Cash in-lieu of fractional shares	(19)	-	-	-	-	(19)
Net cash provided by investing activities	1,096,592	-	-	-	-	1,096,592

Net increase in cash and cash equivalents	23	-	154,574	-	-	154,597
Cash and cash equivalents, April 24, 2015	-	-	18	-	-	18
Cash and cash equivalents, June 30, 2015	$23	$-	$154,592	$-	$-	$154,615

Note 15. Subsequent Events

On July 15, 2015 we paid the previously announced pro-rata dividend of $0.4418 per share payable to shareholders of record at the close of business on June 30, 2015.

On August 5, 2015, we and CSL Capital launched an offer to exchange up to $1.11 billion aggregate principal of our registered 8.25% Senior Notes due 2023 (“Exchange Notes”), for a like principal amount of certain of the outstanding Senior Notes. The terms of the

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

Exchange Notes are substantially identical to the terms of the Senior Notes in all material respects, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions applicable to the Senior Notes do not apply to the Exchange Notes.

On August 11, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.60 per share, payable October 15, 2015, to stockholders of record on September 30, 2015.

Consumer CLEC Business

Statement of Assets Contributed and Liabilities Assumed

(unaudited)

(Thousands)	December 31, 2014
Assets:
Accounts receivable (less allowance for doubtful accounts of $104)	$1,912
Customer list intangible assets, net	14,452
Other	301
Total Assets	$16,665
Liabilities:
Advance payments and customer deposits	$1,154
Accrued payroll and commissions	39
Accrued interconnection costs	1,209
Deferred taxes	5,483
Total liabilities	7,885
Net Assets Contributed	$8,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consumer CLEC Business

Statement of Revenues and Direct Expenses

(unaudited)

	For the Period	Three Months Ended	For the Period	Six Months Ended
(Thousands)	April 1 - April 24 2015	June 30, 2014	January 1 - April 24, 2015	June 30, 2014
Revenues	$2,258	$8,910	$10,149	$18,614
Direct expenses:
Cost of revenues	1,201	4,857	5,552	9,957
Selling, general, and administrative	7	11	22	25
Amortization	270	1,174	1,283	2,347
Total direct expenses	1,478	6,042	6,857	12,329
Revenues in Excess of Direct Expenses	$780	$2,868	$3,292	$6,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Consumer CLEC Business

Notes to Financial Statements

Note 1. Description of Business

Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014. On April 24, 2015, in connection with the separation and spin-off of CS&L from Windstream Holdings, Inc. (“Windstream Holdings” and together with its consolidated subsidiaries “Windstream”), Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to CS&L in exchange for cash, shares of common stock of CS&L and certain indebtedness of CS&L (the “Spin-Off”).

As a result of the Spin-Off, CS&L is an independent, publicly traded company, primarily engaged in the ownership, acquisition and leasing of communications distribution systems. We generate revenues primarily by leasing communications distribution systems to telecommunications operators in triple-net lease arrangements, under which the tenant is primarily responsible for costs relating to the distribution systems (including property taxes, insurance, and maintenance and repair costs). We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a real estate investment trust (“REIT”).

The Consumer CLEC Business, which historically has been reported as an integrated operation within Windstream, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers. Prior to the Spin-Off, Windstream ceased accepting new residential customers in the service areas covered by the Consumer CLEC Business. We will elect to treat the Consumer CLEC Business as a “taxable REIT subsidiary” effective on the first day of the first taxable year that CS&L qualifies as a REIT.

Note 2. Basis of Presentation

The accompanying unaudited Statement of Assets Contributed and Liabilities Assumed of the Consumer CLEC Business as of December 31, 2014 and the related Statements of Revenues and Direct Expenses for the periods from April 1, 2015 to April 24, 2015 (the “Spin Date”) and January 1, 2015 to Spin Date and the three and six months ended June 30, 2014 have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC and are not intended to be a complete presentation of the financial position or results of operations of the Consumer CLEC Business. Additionally, the interim financial statements have been prepared consistent with Article 10 of Regulation S-X. The elements of the financial statements are stated in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures have been condensed or omitted as permitted by the SEC’s rules and regulations. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

The accompanying Statements of Revenues and Direct Expenses include all direct costs incurred in connection with the operation of the Consumer CLEC Business for which specific identification was practicable. In addition, direct costs incurred by Windstream to operate the Consumer CLEC Business for which specific identification was not practicable have been allocated based on assumptions that management believes reasonable under the circumstances as more fully discussed in Note 6. The Statements of Revenues and Direct Expenses exclude costs that are not directly related to the Consumer CLEC Business including general corporate overhead costs, interest expense and income taxes. These costs are incurred by the Consumer CLEC.

Consumer CLEC Business

Notes to Financial Statement – Continued

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

Accounts Receivable—Accounts receivable consist of trade account receivable from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the accompanying Statement of Assets Contributed and Liabilities Assumed. In establishing the allowance for doubtful accounts, management considers a number of factors, including historical collection experience, aging of the accounts receivable balances and current economic conditions. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. The provision for doubtful accounts, which is included in cost of service, was $28,000 and $111,000 for the period from April 1, 2015 to Spin Date and the period from January 1, 2015 to Spin Date, respectively. For the three and the six-months ended June 30, 2014, the provision for doubtful accounts was $34,000 and $183,000, respectively. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Consumer CLEC Business customer base. Due to varying customer billing cycle cut-off, management must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $94,000 at December 31, 2014.

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

Recently Issued Accounting Standards—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016.

Consumer CLEC Business

Notes to Financial Statement – Continued

Subsequent Events—The accompanying financial statements of the Consumer CLEC Business are derived from the consolidated financial statements of Windstream, which issued its interim unaudited consolidated financial statements as of and for the quarterly period ended June 30, 2015 on August 6, 2015. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of August 6, 2015. In addition, management has evaluated transactions that occurred as of the issuance of these financial statements on August 13, 2015 for purposes of disclosure of unrecognized subsequent events.

Note 4. Customer List Intangible Assets

The carrying value of the customer list intangible assets at December 31, 2014 was as follows:

	December 31, 2014
	Gross	Accumulated	Net Carrying
(Thousands)	Cost	Amortization	Value
Customer lists	$34,501	$(20,049)	$14,452

Amortization expense for the customer list intangible assets was $0.3 million and $1.3 million for the period from April 1, 2015 to the Spin Date and January 1, 2015 to the Spin Date, respectively. Amortization expense for the customer list intangible assets was $1.1 million and $2.3 million for the three and six months ended June 30, 2014, respectively

Note 5. Deferred Income Taxes

The significant components of the net deferred tax liability at December 31, 2014 were as follows:

(Thousands)	December 31, 2014
Customer list intangible assets	$(5,523)
Bad debt reserve	40
Deferred income taxes, net	$(5,483)

Deferred tax assets	$40
Deferred tax liabilities	(5,523)
Deferred income taxes, net	$(5,483)

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

Distribution Systems

Combined Balance Sheet

(unaudited)

(Millions)	December 31, 2014
Assets:
Property, plant and equipment, net	$2,571.8
Total Assets	$2,571.8

Equity
Invested equity	$2,571.8
Total Equity	$2,571.8

See accompanying notes to the combined balance sheet.

Distribution Systems

Notes to Combined Balance Sheet

1. Separation from Windstream Holdings, Inc. and Description of Transferred Assets

On April, 24, 2015, in connection with the separation and spin-off of Communications Sales & Leasing, Inc. (“CS&L”), from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”), Windstream contributed certain telecommunications network assets, including fiber and copper network and other real estate (the “Distribution Systems”), and a small competitive local exchange carrier (“CLEC”) business to CS&L in exchange for cash, shares of common stock of CS&L and certain indebtedness of CS&L. Windstream Holdings distributed approximately 80.4% of the outstanding common stock of CS&L that it received to existing stockholders of Windstream Holdings in a tax-free spin-off (the “Spin-Off”).

As a result of the Spin-Off, CS&L is an independent, publicly traded company, primarily engaged in leasing activities, which currently principally consists of leasing back to Windstream the Distribution Systems through a triple-net master lease agreement (the “Master Lease”).

2. Basis of Presentation

The accompanying balance sheet reflect the Distribution System assets of Windstream that were transferred to CS&L in connection with the Spin-Off. The balance sheet presented herein are combined on the basis of common control. The accompanying balance sheet have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and have been derived from the accounting records of Windstream. The Distribution System assets presented in the accompanying balance sheet reflects Windstream’s historical carrying value of the assets as of the balance sheet date consistent with the accounting for spin-off transactions in accordance with GAAP.

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

Property, Plant and Equipment—Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of land and central office buildings, copper and fiber optic cable lines, telephone poles, underground conduits, concrete pads, pedestals, guy wires, anchors, and attachment hardware. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Interest costs incurred in connection with the acquisition or construction of plant assets are capitalized and included in the cost of the asset.

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

Subsequent Events—The accompanying balance sheet is derived from the consolidated financial statements of Windstream, which issued its interim unaudited consolidated financial statements as of and for the quarterly period ended June 30, 2015 on August 6, 2015. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of August 6, 2015. In addition, management has evaluated transactions that occurred as of the issuance of these financial statements on August 13, 2015 for purposes of disclosure of unrecognized subsequent events. No additional disclosures are required other than those matters that are reflected within this financial statement.

Distribution Systems

Notes to Combined Balance Sheets — Continued

4. Property, Plant and Equipment

Net property, plant and equipment consisted of the following:

($ in Millions)	Depreciable Lives	December 31, 2014
Land		$33.0
Building and Improvements	3 - 40 years	305.5
Poles	13 - 40 years	223.0
Fiber	7 - 40 years	1,841.2
Copper	7 - 40 years	3,430.8
Conduit	13 - 47 years	89.2
Construction in progress		34.0
		5,956.7
Less accumulated depreciation		(3,384.9)
Net property, plant and equipment		$2,571.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the second quarter of 2015. Because we were formed in connection with a spin-off from Windstream Holdings on April 24, 2015, financial results discussed in this section cover only 68 days of operations and no quarter-over-quarter comparisons are included. This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our information statement on Form 10 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2015.

Overview

Company Description

On April 24, 2015, CS&L completed the Spin-Off from Windstream Holdings pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business to CS&L and CS&L issued common stock and indebtedness and paid cash obtained from borrowings under CS&L's senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease agreement with Windstream (the “Master Lease”), pursuant to which all real property currently owned by CS&L is leased to Windstream Holdings and from which all of CS&L's rental revenues are currently derived.

We are an independent, publicly-traded REIT, primarily engaged in the ownership, acquisition, leasing, and funding the construction of communications distribution systems (we intend to elect to be taxed a REIT for U.S. federal income tax purposes starting with our taxable year ending December 31, 2015). We generate revenues primarily by leasing communications distribution systems to telecommunications operators in triple-net lease arrangements, under which the tenant is primarily responsible for costs relating to the distribution systems (including property taxes, insurance, and maintenance and repair costs).

The Consumer CLEC Business, which was historically reported as an integrated operation within Windstream, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers. Prior to the Spin-Off, Windstream ceased accepting new residential customers in the service areas covered by the Consumer CLEC Business. We have elected to treat the Consumer CLEC Business as a "taxable REIT subsidiary" effective on the first day of the first taxable year that CS&L qualifies as a REIT.

We expect to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including (i) Sale Leaseback Transactions, whereby we acquire existing distribution systems from communication service providers and lease these assets back on a long-term triple net basis; (ii) Capital Investment Financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; (iii) Mergers and Acquisitions Financing, whereby we facilitate merger and acquisition transactions as a capital partner; and (iv) Whole Company Acquisitions, which may include the use of one or more “taxable REIT subsidiaries” (“TRS”), which are permitted under the tax laws to acquire non-REIT operating businesses and assets.

Significant Quarterly Business Developments

On April 24, 2015, we, along with our wholly-owned subsidiary CSL Capital, LLC ("CSL Capital"), co-issued $400 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”) and $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “Senior Notes” and together with the Secured Notes, the “Notes”), both of which were issued to Windstream Services in connection with the Spin-Off. Additionally, we and CSL Capital entered into a credit agreement (the "Credit Agreement"), which provides for a $2.14 billion Senior Secured Term Loan B facility due October 24, 2022 (the “Term Loan Facility”) and a $500 million senior secured revolving credit facility maturing April 2020 (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Facilities”).

On April 27, 2015, we entered into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.14 billion and mature on October 24, 2022. See “Liquidity and Capital Resources” below for additional information regarding the Notes, Credit Agreement and interest rate swaps.

On May 6, 2015, we announced that our Board of Directors (the “Board”) declared a pro-rated cash dividend on the Company’s common stock of $0.4418 per share for the period of from April 25, 2015 through June 30, 2015, which was paid on July 15, 2015 to shareholders of record as of the close of business on June 30, 2015.

On May 29, 2015, the Board approved an increase in the size of the Board from two to four members and the appointments of Jennifer Banner and David Solomon to fill the newly created vacancies. The Board also approved the appointment of both Ms. Banner and Mr. Solomon to serve on the Compensation, Audit and Governance Committees of the Board and the appointment of Ms. Banner to serve as chair of the Audit Committee and Mr. Solomon to serve as chair of the Compensation Committee. Francis X. Frantz will remain the chair of the Board and the Governance Committee. The increase in the size of the Board and each of the appointments of Ms. Banner and Mr. Solomon described above were effective June 1, 2015.

On June 25, 2015, we filed with the SEC a Registration Statement on Form S-11 related to the shares of our common stock held by Windstream Services which are expected to be exchanged by Windstream Services in a debt-for-equity exchange.

On August 5, 2015, we and CSL Capital launched an offer to exchange up to $1.11 billion aggregate principal of our registered 8.25% Senior Notes due 2023 (“Exchange Notes”), for a like principal amount of certain of the outstanding Senior Notes. The terms of the Exchange Notes are substantially identical to the terms of the Senior Notes in all material respects, except that the Exchange Notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions, registration rights and additional interest provisions applicable to the original notes do not apply to the Exchange Notes.

Components of Income and Results of Operations

Revenues

At present, our revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is primarily responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. The Master Lease has an initial term of 15 years with four (4) five-year renewal options and encompasses 29 states. The rent for the initial term is an annual fixed amount of $650 million during the first three years of the Master Lease. Commencing with the fourth year of the Master Lease and continuing for the remainder of the initial term, rent under the Master Lease is subject to annual escalation of 0.5%. Rental revenues over the 15 year initial term of the Master Lease will be recognized in the financial statements on a straight line basis, representing approximately $667.2 million per year. For the period from April 24, 2015 through June 30, 2015 we recognized $124.2 million of revenue under the Master Lease.

Because substantially all of our revenue is derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition if Windstream experiences operating difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue and sales.  Accordingly, we monitor the credit quality of Windstream through numerous methods, including by (i) reviewing the credit ratings of Windstream by nationally recognized credit rating agencies, (ii) reviewing the financial statements of Windstream that are publicly available and that are required to be delivered to us pursuant to the Master Lease, (iii) monitoring news reports regarding Windstream and its businesses, (iv) conducting research to ascertain industry trends potentially affecting Windstream, and (v) monitoring the timeliness of its lease payments.

In addition to periodic financial statements, pursuant to the Master Lease we are entitled to receive (i) a detailed consolidated budget on an annual basis and any significant revisions approved by its board of directors, (ii) prompt notice of any adverse action or investigation by a governmental authority relating to Windstream’s licenses affecting the leased property, and (iii) information we require to comply with our reporting and filing obligations with the SEC and the Sarbanes-Oxley Act of 2002.  Furthermore, pursuant to the Master Lease, we may inspect the properties leased to Windstream upon reasonable advance notice, and, no more than twice per year, we may require Windstream to deliver an officer’s certificate certifying, among other things, its material compliance with the covenants under the Master Lease (to its knowledge), the amount of rent and additional charges payable thereunder, the dates the same were paid, and any other questions or statements of fact we reasonably request.

For the period from April 24, 2015 through June 30, 2015 we recognized $4.6 million of revenue from the Consumer CLEC Business. As of June 30, 2015, we serviced 47,000 customers as compared to 69,000 customers serviced by Windstream at June 30, 2014. The decrease in customers is due to the effects of competition and customer attrition resulting from Windstream’s previous decision to no longer market those services to residential customers. Beginning in 2015, we plan to offer services to new customers in select markets in which we operate in an attempt to slow the rate of customer attrition.

Interest Expense

Interest expense for the period from April 24, 2015 through June 30, 2015 totaled $48.8 million, which includes non-cash interest expense of $2.6 million resulting from the amortization of our debt discounts and debt issuance costs. Our interest expense includes the impact of our interest rate swap agreements.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our real estate investments, corporate assets and customer list intangible assets. Charges for depreciation and amortization for the period from April 24, 2015 through June 30, 2015 totaled $64.4 million, which included real estate investment depreciation of $63.8 million and intangible asset amortization of $0.6 million.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional services, corporate office costs and other costs associated with administrative activities. For the period from April 24, 2015 through June 30, 2015, general and administrative costs totaled $3.2 million (representing 2.5% of revenue), which includes $0.3 million of stock-based compensation expense.

CLEC Operating Expense

Expense associated with the Consumer CLEC Business, for the period from April 24, 2015 through June 30, 2015, primarily related to the Wholesale Master Services Agreement ($2.8 million) and the Master Services Agreement ($0.3 million) entered into between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers.

Reportable Segments

The following table sets forth, for the period from April 24, 2015 through June 30, 2015, revenues and Adjusted EBITDA of our reportable segments:

(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$124,172	$4,576	$128,748
Adjusted EBITDA	121,349	835	122,184

Depreciation and amortization	63,801	643	64,444
Interest expense			48,797
Acquisition and transaction related costs			73
Stock-based compensation			338
Income tax expense			231
Net income			$8,301

We manage our operations as two reportable business segments: Leasing and Consumer CLEC. Our Leasing segment represents our REIT operations and corporate expenses not directly attributable to the Consumer CLEC. The Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business. We evaluate the performance of each segment based on Adjusted EBITDA.

Non-GAAP Financial Measures

We refer to EBITDA, Adjusted EBITDA, Funds From Operations, or “FFO” (as defined by the National Association of Real Estate Investment Trusts (“NAREIT”)), and Adjusted Funds From Operations, or “AFFO,” in our analysis of our results of operations, which are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). While we believe that net income, as defined by GAAP, is the most appropriate earnings measure, we also believe that EBITDA, Adjusted EBITDA, FFO and AFFO are important non-GAAP supplemental measures of operating performance for a REIT.

We define "EBITDA" as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define "Adjusted EBITDA" as EBITDA less stock-based compensation expense and the impact, which may be recurring in nature, of acquisition and transaction related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as an alternative to net income determined in accordance with GAAP.

Because the historical cost accounting convention used for real estate assets requires the recognition of depreciation expense except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income applicable to common shareholders computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO in accordance with NAREIT's definition. We define AFFO as FFO excluding (i) noncash revenues and expenses such as stock-based compensation expense, amortization of debt discounts, amortization of deferred financing costs, amortization of intangible assets, and straight-line rental revenue and (ii) the impact, which may be recurring in nature, of the following items: acquisition and transaction related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as acquisition and transaction related costs. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income applicable to common shareholders to FFO and AFFO for the period from April 24, 2015 through June 30, 2015 is as follows:

(Thousands)	Period from April 24 - June 30, 2015
Net income	$8,301
Depreciation and amortization	64,444
Interest expense	48,797
Income tax expense	231
EBITDA	$121,773
Stock based compensation	338
Acquisition and transaction related costs	73
Adjusted EBITDA	$122,184

(Thousands)	Period from April 24 - June 30, 2015
Net income attributable to common shareholders	$7,976
Real estate depreciation and amortization	63,801
Participating securities share in earnings	325
Participating securities share in FFO	(352)
FFO applicable to common shareholders	$71,750
Amortization of debt discount	1,272
Amortization of deferred financing costs	1,366
Stock-based compensation	338
Acquisition and transaction related costs	73
Amortization of customer list intangibles	643
Straight-line rental revenue	(3,200)
Other	35
Adjusted FFO applicable to common shareholders	$72,277

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our information statement on Form 10 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2015. There has been no material change to these estimates for the period from April 24, 2015 through June 30, 2015.

Liquidity and Capital Resources

Cash provided by operating activities was $93.4 million for the period April 24, 2015 through June 30, 2015 driven by favorable changes in working capital, primarily attributable to our leasing activities.

Cash used in investing activities was $1.04 billion for the period April 24, 2015 through June 30, 2015, which represents the consideration paid to Windstream for their contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off.

Cash provided by financing activities was $1.1 billion April 24, 2015 through June 30, 2015, which represents the proceeds received from the Term Loan Facility.

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund investment activities and (iv) make dividend distributions. As of June 30, 2015, we had approximately $654.6 million of liquidity, consisting of unrestricted cash and cash equivalents of $154.6 million and $500 million of unused borrowing availability under the Revolving Credit Agreement.

We anticipate that our cash on hand and borrowing availability under our Revolving Credit Facility, combined with our cash flows provided by leasing activities will be sufficient to fund our business operations, debt service and distributions to our shareholders over the next twelve months. However, we may take advantage of opportunities to generate additional liquidity through capital markets transactions. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

On April 24, 2015 we, along with our wholly owned subsidiary CSL Capital, co-issued $400 million aggregate principal amount of Secured Notes and $1.11 billion aggregate principal amount of Senior Notes. The Secured Notes were issued at an issue price of 100% of par value, while the Senior Notes were issued at an issue price of 97.055% of par value. The Notes are guaranteed by each of our wholly owned domestic subsidiaries that guarantee indebtedness under our senior credit facilities. The Notes were issued to Windstream Services in connection with the Spin-Off and we did not receive any proceeds from the issuance of the Notes. The issuance of the Notes was not registered under the Securities Act, but was exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Pursuant to a registration rights agreement entered into in connection with the sale of the Senior Notes, on July 2, 2015, we filed with the SEC a registration statement relating to an exchange offer pursuant to which exchange notes registered with the SEC, containing substantially identical terms to the Senior Notes, will be offered in exchange for Senior Notes that are tendered by the holders of those notes.

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on our ability to pay dividends. The covenants are subject to a number of important and significant limitations, qualifications and exceptions.

In addition, on April 24, 2015, we entered into the Credit Agreement, which provides for the Term Loan Facility and the Revolving Credit Facility. The term loans under the Facilities were issued at an issue price of 98.00%, bear interest at a rate equal to a Eurodollar rate, subject to a 1.00% floor, plus an applicable margin equal to 4.00%, and are subject to amortization of 1.00% per annum. The loans have been incurred by the Company and CSL Capital, are guaranteed by certain of our wholly owned domestic subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of the Company, CSL Capital and Guarantors, subject to certain exceptions, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio as defined in the Credit Agreement.

We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to $150 million plus, an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.

The Company transferred $1.04 billion of cash proceeds under the Facilities to Windstream Services as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off. After giving effect to the borrowings under the Facilities, the issuance of the Notes and the transfer of cash to Windstream Services, the Company retained net borrowing proceeds of $62.2 million, which are available to us for general corporate purposes.

In connection with the Spin-Off, we entered into the Master Lease pursuant to which we leased the Distribution System back to Windstream. The Master Lease has an initial term of 15 years which, at the option of Windstream, may be extended for up to four renewal terms of five years each beyond the initial term. In addition, Windstream has the right to extend the initial term from 15 years to 20 years and, if exercised, the number of renewal terms will be reduced to three so that the maximum term (taking into account all renewals) is 35 years. The initial annual rent under the Master Lease is $650 million during the first three years. Commencing with the fourth year the rent is subject to annual escalation of 0.5%. The rent for the first year of each renewal term will be an amount agreed to by us and Windstream, or if we are unable to agree, the renewal rent will be determined by an independent appraisal process. Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%. In addition, if we fund any capital improvements by Windstream, the rent will be increased to account for such funding.

On April 27, 2015 we entered into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.14 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%.

Contractual Obligations

As of June 30, 2015, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt (a)	$21	$43	$43	$3,543	$3,650
Interest payments on long-term debt obligations (b)	243	487	482	677	1,889
Capital expenditure funding under Master Lease	50	-	-	-	50
Total projected obligations and commitments	$314	$530	$525	$4,220	$5,589

(a)	Excludes $141.3 million of unamortized discounts on long-term debt and deferred financing costs
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

On July 15, 2015, we paid, to shareholders of record as of the close of business on June 30, 2015, a pro-rated cash dividend on our common stock of $0.4418 per share for the period from April 24, 2015 through June 30, 2015.

Capital Expenditures

We do not anticipate incurring significant capital expenditures on an annual basis in connection with operating our Consumer CLEC Business or related to our corporate assets. For the period from April 24, 2015 through June 30, 2015, we incurred capital expenditures of $0.4 million related to the build-out of our corporate office. Capital expenditures for the Distribution Systems leased under the Master Lease are generally the responsibility of Windstream Holdings. The Master Lease stipulates that Windstream Holdings can request that we fund $50 million of capital expenditures per year for five years (but in no event to extend beyond the end of the sixth year of the Master Lease); however, Windstream cannot require CS&L to make such capital expenditures. If we elect to fund requested capital expenditures, the annual lease payments will be increased by 8.125% of the capital expenditures funded by us during the first two years and at a floating rate based on our cost of capital thereafter.

Separate from the above capital expenditure funding option, Windstream Holdings has requested, and we have agreed, to fund up to $50 million of capital expenditures related to the Distribution System during the remainder of 2015. Monthly rent paid by Windstream will increase in accordance with the Master Lease effective as of the date we provide the funding. As of June 30, 2015, we have not funded any amounts under this commitment.

Off Balance-Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is interest rate risk with respect to our indebtedness. In connection with the Spin-Off, we raised approximately $3.65 billion in long-term debt by the issuance of the Notes and borrowings under the variable rate Term Loan Facility. In addition, we entered into the Revolving Credit Facility in an aggregate principal amount of $500 million, which is undrawn as of the date of this Quarterly Report on Form 10-Q. To manage this exposure, we have entered into interest rate swap agreements in order to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Item 1A. Risk Factors.

Risks Related to Our Business

We are dependent on Windstream Holdings to make payments to us under the Master Lease, and an event that materially and adversely affects Windstream’s business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.

Windstream Holdings is the lessee of the Distribution Systems pursuant to the Master Lease and, therefore, is presently the source of substantially all of our revenues. Additionally, because the Master Lease is a triple-net lease, we depend on Windstream Holdings to pay all insurance, taxes, utilities, charges relating to the easements, permits and pole arrangements and maintenance and repair expenses in connection with the Distribution Systems, subject to limited carveouts, and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business. There can be no assurance that Windstream Holdings will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Master Lease. The inability or unwillingness of Windstream Holdings to meet its rent obligations under the Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our shareholders as required to maintain our status as a REIT. The inability of Windstream Holdings to satisfy its other obligations under the Master Lease, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the Distribution Systems as well as the business, financial position and results of operations of Windstream. Since Windstream Holdings is a holding company, it will be dependent on distributions from Windstream Services and its subsidiaries in order to satisfy the payment obligations under the Master Lease, and the ability of Windstream Services and its subsidiaries to make such distributions may be adversely impacted in the event of the insolvency or bankruptcy of such entities or by covenants in its subsidiaries’ debt that restrict the amount of the distributions that may be made by such entities. For these reasons, if Windstream Holdings, Windstream Services or their subsidiaries were to experience a material and adverse effect on its business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.

Due to our dependence on rental payments from Windstream Holdings as our primary source of revenues, we may be limited in our ability to enforce our rights under, or to terminate, the Master Lease. Failure by Windstream Holdings to comply with the terms of the Master Lease or to comply with the regulations to which the Distribution Systems are subject could require us to find another lessee for such Distribution Systems and there could be a decrease or cessation of rental payments by Windstream Holdings.

There is no assurance that we would be able to lease the Distribution Systems to another lessee on substantially equivalent or better terms than the Master Lease, or at all, successfully reposition the Distribution Systems for other uses or sell the Distribution Systems on terms that are favorable to us. It may be more difficult to find a replacement tenant for a telecommunications property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business. Even if we are able to find a suitable replacement tenant for the Distribution Systems, transfers of operations of communication distribution systems are subject to regulatory approvals not required for transfers of other types of commercial operations, which may affect our ability to successfully transition the Distribution Systems.

We intend to pursue acquisitions of additional properties and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, and we may not fully realize the potential benefits of such transactions.

We intend to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities. Accordingly, we may often be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed and in combining our operations if such a transaction is completed. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction.

We operate in a highly competitive market and face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, telecommunications operators, lenders and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. Increased competition makes it more challenging to identify and successfully capitalize on acquisition opportunities that meet our investment objectives. Our board of directors may change our investment objectives at any time without shareholder approval. If we cannot identify and purchase a sufficient quantity of suitable properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, our business, financial position or results of operations could be materially and adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT and, in order to preserve the tax-free treatment to Windstream of the Spin-Off, may be limited in our ability to issue equity for two years after the Spin-Off, may limit our ability to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions might be limited or curtailed.

The Master Lease contains certain non-compete provisions, which, during the term of the lease, limit our ability to construct fiber, copper, coaxial and fixed wireless distribution assets in territories where Windstream is both an incumbent local exchange carrier and where the distribution system is subject to the Master Lease.

Acquisitions of properties we might seek to acquire entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations or that the tenant, operator or manager will underperform.

Required regulatory approvals can delay or prohibit transfers of the rights to use our real property utilized by telecommunications operators, which could result in periods in which we are unable to receive rent for such assets.

Some of our tenants may be operators of telecommunications assets, which operators must be licensed under applicable state and federal laws. Prior to the transfer of the rights to use our real property to successor operators, the new operator generally must become licensed under state and federal laws. If an existing lease is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent. The Master Lease with Windstream provides that if it is terminated and we find a new tenant but cannot obtain regulatory approvals, Windstream would continue as the tenant for a period of time pursuant to a management agreement, although such arrangement would only be temporary and at a higher cost.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.

As of June 30, 2015, we had outstanding long term indebtedness of approximately $3.65 billion consisting of a combination of senior notes and term loans. Additionally, we have entered into a revolving credit facility in an aggregate principal amount of up to $500 million (which was undrawn as of June 30, 2015), provided by a syndicate of banks and other financial institutions. Although our debt agreements restrict the amount of our future indebtedness, we may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without shareholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.

Moreover, our ability to obtain additional financing and satisfy our financial obligations under our indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. A worsening of credit market conditions could materially and adversely affect our ability to obtain financing on favorable terms, if at all.

We may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our indebtedness outstanding from time to time (if any). Among other things, the absence of an investment grade credit rating or any credit rating downgrade could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available on unfavorable terms, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business, financial condition and results of operations.

Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially and adversely affect our business, financial position or results of operations.

The agreements governing our indebtedness, including the indentures and our new senior secured credit facilities, contain customary covenants, which may limit our operational flexibility. The indentures have terms customary for high yield senior notes, including covenants relating to debt incurrence, liens, restricted payments, asset sales, transactions with affiliates, and mergers or sales of all or substantially all of our assets, and customary provisions regarding optional redemption and events of default. Our credit agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, our ability to grant liens on assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. The credit agreement also contains customary events of default and requires us to comply with specified financial maintenance covenants. Breaches of certain covenants may result in defaults and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. In addition, defaults under the Master Lease, including defaults associated with the bankruptcy of the tenant or the termination of the Master Lease, may result in cross-defaults under certain of our indebtedness.

Covenants that limit our operational flexibility, as well as covenant breaches or defaults under our debt instruments, could materially and adversely affect our business, financial position or results of operations, or our ability to incur additional indebtedness or refinance existing indebtedness.

An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price.

If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under the credit agreement. This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. In addition, an increase in interest rates could decrease the access third parties have to credit, thereby decreasing the amount they are willing to pay for our assets and consequently limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions. Further, the dividend yield on our common stock, as a percentage of the price of such common stock, will influence the price of such common stock. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which could adversely affect the market price of our common stock.

If we are not able to hire, or if we lose, key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our success depends in large part upon the leadership and performance of our executive management team, particularly our President and Chief Executive Officer, Kenneth Gunderman, and other key employees. If we lose the services of Mr. Gunderman or are not able to hire, or if we lose, other key employees we may not be able to successfully manage our business or achieve our business objectives.

We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.

The Master Lease requires, and new lease agreements that we enter into are expected to require, that the tenant maintain comprehensive insurance and hazard insurance or self-insure its insurance obligations. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

Our properties are located in 29 states, and if one of our properties experiences a loss that is uninsured or that exceeds policy coverage limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from the property. If the damaged property is subject to recourse indebtedness, we could continue to be liable for the indebtedness even if the property is irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of business caused by a casualty event may result in loss of revenue for our tenants or us. Any business interruption insurance may not fully compensate them or us for such loss of revenue. If one of our tenants experiences such a loss, it may be unable to satisfy its payment obligations to us under its lease with us.

We are dependent on the communications industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

As the owner of distribution systems serving the communications industry, we are impacted by the risks associated with the communications industry. Therefore, our success is to some degree dependent on the communications industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the communications business would likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

The communications industry is characterized by a high degree of competition among a large number of participants. Competition is intense between telecommunications, wireless and cable operators in most of the markets where our properties are located. As competing properties are constructed, the lease rates we assess for our properties may be negatively impacted upon renewal or new tenant pricing events.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business in the manner currently contemplated.

Our business, and that of our tenants, is subject to federal, state, local and foreign regulation. In certain jurisdictions these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new distribution system construction and modifications, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations or financial condition.

Risks Related to the Spin-Off

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as a publicly-traded company independent from Windstream, CS&L has the ability to pursue transactions with other telecommunications operators that would not pursue transactions with Windstream as a current competitor, to fund acquisitions with its equity on significantly more favorable terms than those that would be available to Windstream, and to pursue certain transactions that Windstream otherwise may be disadvantaged by or precluded from pursuing due to regulatory constraints. However, we may not be able to achieve some or all of the benefits that we expect to achieve as a company independent from Windstream in the time we expect, if at all. For instance, it may take longer than anticipated for operators to, or operators may never, embrace a lease structure for distribution system assets.

If the Spin-Off, together with certain related transactions, fails to qualify as a tax-free transaction for U.S. federal income tax purposes, both we and Windstream could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify Windstream for material taxes pursuant to indemnification obligations under the tax matters agreement entered into in connection with the Spin-Off.

Windstream received a private letter ruling (the “IRS Ruling”) from the Internal Revenue Service (the “IRS”) to the effect that, on the basis of certain facts presented and representations and assumptions set forth in the request submitted to the IRS, the Spin-Off will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations and assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Windstream will not be able to rely on the IRS Ruling. In addition, the IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Sections 355 and 368(a)(1)(D) of the Code and Windstream’s use of CS&L indebtedness and common stock to retire certain of Windstream’s indebtedness (the “debt exchanges”). Accordingly, the Spin-Off was conditioned upon the receipt by Windstream of a tax opinion from its counsel with respect to the requirements on which the IRS did not rule, which concluded that such requirements also should be satisfied. The tax opinion was based on, among other things, the IRS Ruling, current law and certain representations and assumptions as to factual matters made by Windstream and us. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the IRS or the courts, and the IRS and/or the courts may not agree with the tax opinion.

If the Spin-Off were determined to be taxable, Windstream would recognize taxable gain. Under the terms of the tax matters agreement entered into with Windstream in connection with the Spin-Off (the “Tax Matters Agreement”), we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representations provided in connection with the tax opinion. Our indemnification obligations to Windstream are not limited by any maximum amount and such amounts could be substantial. If we are required to indemnify Windstream under the circumstances set forth in the Tax Matters Agreement, we may also be subject to substantial tax liabilities.

In addition, if the Spin-Off or the debt exchanges failed to qualify as tax free for U.S. federal income tax purposes, Windstream may incur significant tax liabilities that could materially affect Windstream’s ability to make payments under the Master Lease.

We may not be able to engage in desirable strategic transactions and equity issuances for two years following the Spin-Off because of certain restrictions relating to requirements for tax-free distributions for U.S. federal income tax purposes. In addition, we could be liable for adverse tax consequences resulting from engaging in significant strategic or capital-raising transactions.

To preserve the tax-free treatment to Windstream of the Spin-Off, for the two-year period following the Spin-Off, CS&L may be prohibited, except in specific circumstances, from taking certain actions, including: (1) entering into any transaction pursuant to which all or a portion of CS&L’s stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, or (3) repurchasing CS&L’s common stock. In addition, we are prohibited from taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free.

These restrictions may limit CS&L’s ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of CS&L’s business or to raise additional equity financing to fund debt source needs.

Our agreements with Windstream may not reflect terms that would have resulted from negotiations with unaffiliated third parties.

The agreements that we entered into with Windstream in connection with the Spin-Off, including the Separation and Distribution Agreement, the Master Lease, the Recognition Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Wholesale Master Services Agreement, the Master Services Agreement, the Intellectual Property Matters Agreement, the Reverse Transition Services Agreement and the Stockholder’s and Registration Rights Agreement, were entered into in the context of the Spin-Off while we were still controlled by Windstream. As a result, they may not reflect terms that would have resulted from negotiations between unaffiliated third parties. The terms of the agreements entered into in the context of the Spin-Off concern, among other things, divisions and allocations of assets and liabilities and rights and obligations, between Windstream and us.

Our historical financial information may not be a reliable indicator of future results.

Our historical financial data may not reflect our business, financial position or results of operations had we been an independent, publicly-traded company during the periods presented, or what our business, financial position or results of operations will be in the future. Prior to the Spin-Off, our business was operated by Windstream as part of one corporate organization and not operated as a stand-alone company. Because the Distribution Systems and Consumer CLEC Business assets that comprise our business were not acquired by us until immediately prior to the Spin-Off, there are no historical financial statements for CS&L, and our historical financial statements are not indicative of how we exist following the Spin-Off. Significant changes have and will continue to occur in our cost structure, financing and business operations as a result of our operation as a stand-alone company and our transactions with Windstream that have not existed historically, including the Master Lease and an estimated $20 to $25 million of incremental operating expenses that we expect to incur.

The Spin-Off could give rise to disputes or other unfavorable effects, which could materially and adversely affect our business, financial position or results of operations.

The Spin-Off may lead to increased operating and other expenses, of both a nonrecurring and a recurring nature, and to changes to certain operations, which expenses or changes could arise pursuant to arrangements made between Windstream and us or could trigger contractual rights of, and obligations to, third parties. Disputes with third parties could also arise out of these transactions. These increased expenses, changes to operations, disputes with third parties, or other effects could materially and adversely affect our business, financial position or results of operations. In addition, disputes with Windstream could arise in connection with the Separation and Distribution Agreement, the Master Lease, the Recognition Agreement, the Tax Matters Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Wholesale Master Services Agreement, the Master Services Agreement, the Intellectual Property Matters Agreement, the Reverse Transition Services Agreement and the Stockholder’s and Registration Rights Agreement entered into in the context of the Spin-Off or other agreements.

The Spin-Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws.

A court could deem the Spin-Off of CS&L common stock or certain internal restructuring transactions undertaken by Windstream in connection therewith to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to Windstream some or all of the shares of our common stock issued in the distribution, to return some of the purging distribution, if any, to CS&L, or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

Risks Related to Our Status as a REIT

If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which could reduce the amount of cash available for distribution to our shareholders.

We intend to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2015. References throughout this document to the “first taxable year” for which we intend to elect to be taxed as a REIT refer to the taxable year ending December 31, 2015. We received an opinion of tax counsel to Windstream with respect to our qualification as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of tax counsel represents only the view of such counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Tax counsel has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of tax counsel and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by tax counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate liability could be substantial and could reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to our investors and us of such qualification.

On February 26, 2014, House Ways and Means Committee Chairman David Camp released a proposal, formally introduced recently as proposed legislation, H.R. 1, the Tax Reform Act of 2014 (the “Camp Proposal”), for comprehensive tax reform. The Camp Proposal includes a number of provisions that, if enacted, would have an adverse effect on corporations seeking to make an election to be taxed as a REIT. These include the following: (i) if the stock of a corporation is distributed in a tax-free spin-off under Section 355 of the Code, such corporation will not be eligible to make an election to be taxed as a REIT for the ten-year period following the taxable year in which the spin-off occurs; (ii) if a corporation elects to be taxed as a REIT, such corporation will be required to recognize certain built-in gains inherent in its property as if all its assets were sold at their fair market value immediately before the close of the taxable year immediately before the corporation became taxed as a REIT; (iii) for purposes of the REIT income and asset tests, “real property” would be defined to exclude all tangible property with a class life of less than 27.5 years (as defined under the depreciation rules); and (iv) any dividend made to satisfy the REIT requirement that a REIT must not have any earnings and profits accumulated during non-REIT years by the end of its first tax year as a REIT must be made in cash instead of a combination of cash and stock. Provisions (i) and (ii), if enacted in their current form, would apply to REIT elections and tax-free spin-off distributions made on or after February 26, 2014. If enacted in its current form, the Camp Proposal would materially and adversely affect our ability to make an election to be taxed as a REIT. See the risk factor captioned “If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which could reduce the amount of cash available for distribution to our shareholders.” It is uncertain whether the Camp Proposal, in its current form as it relates to CS&L, or any other legislation affecting REITs and entities desiring to elect REIT status will be enacted and whether any such legislation will apply to CS&L.

We could fail to qualify as a REIT if income we receive from Windstream is not treated as qualifying income.

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Windstream will not be treated as qualifying rent for purposes of these requirements if the Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If the Master Lease is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify as a REIT.

In addition, subject to certain exceptions, rents received or accrued by us from Windstream will not be treated as qualifying rent for purposes of the REIT gross income requirements if we or a beneficial or constructive owner of 10% or more of our stock beneficially or constructively owns 10% or more of the total combined voting power of all classes of Windstream Holdings stock entitled to vote or 10% or more of the total value of all classes of Windstream Holdings stock. Our charter provides for restrictions on ownership and transfer of our shares of stock, including restrictions on such ownership or transfer that would cause the rents received or accrued by us from Windstream to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, there can be no assurance that such restrictions will be effective in ensuring that rents received or accrued by us from Windstream will not be treated as qualifying rent for purposes of REIT qualification requirements.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.

Our FFO are currently generated primarily by rents paid under the Master Lease. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax, including the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we hold some of our assets and conduct certain of our activities through a TRS subsidiary corporation that is subject to U.S. federal, state and local corporate-level income taxes as a regular C corporation. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes could decrease cash available for distribution to our shareholders.

Complying with the REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with the REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify any such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates that we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, unless such losses are able to be carried back or forward against past or future taxable income in the TRS.

Even if we qualify as a REIT, we could be subject to tax on any unrealized net built-in gains in our assets held before electing to be treated as a REIT.

We own certain appreciated assets that we acquired from Windstream pursuant to the Spin-Off. If we dispose of any such appreciated assets during the ten-year period following our qualification as a REIT, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that we became a REIT over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We will be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell such appreciated assets in a taxable transaction during the ten-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.

Risks Related to Our Common Stock

A trading market that will provide you with adequate liquidity may not develop for our common stock. In addition, the market price and trading volume of our common stock may fluctuate widely.

We have only been a public company for several months, and thus there is a limited trading history in our common stock, which has been traded on NASDAQ under the symbol “CSAL” since April 20, 2015. We cannot predict the prices at which our common stock may trade. The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

•	a shift in our investor base;
•	our quarterly or annual earnings, or those of comparable companies;
•	actual or anticipated fluctuations in our operating results;
•	our ability to obtain financing as needed;
•	changes in laws and regulations affecting our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	announcements by us or our competitors of significant investments, acquisitions or dispositions;
•	the failure of securities analysts to cover our common stock;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating performance and stock price of comparable companies;
•	overall market fluctuations; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock.

The combined post-spin-off value of our common stock and Windstream’s common stock may not equal or exceed the pre-spin-off value of Windstream’s common stock.

The combined market value of our common stock and Windstream’s common stock is currently less than the market value of Windstream’s common stock prior to the Spin-Off. We cannot assure you when, or if, the combined market value will equal or exceed the market value of Windstream’s common stock prior to the Spin-Off. Until the market has fully evaluated our stand-alone business, the price at which our common stock trades may fluctuate more significantly than might otherwise be typical. Similarly, until the market has fully evaluated the business of Windstream without the business of CS&L, the price at which shares of Windstream’s common stock trades may fluctuate more significantly than might otherwise be typical, including volatility caused by general market conditions.

Future sales or distributions of our common stock, including the disposition by Windstream of our common stock that Windstream retained after the Spin-Off, could depress the market price for shares of our common stock.

In the Spin-Off, Windstream retained 29,385,064 shares of our common stock. Windstream has informed us that it intends to transfer the shares retained in the Spin-Off opportunistically during an 18 month period following the Spin-Off, subject to market conditions, to retire debt. In that regard, we filed a Registration Statement on Form S-11 with the SEC on June 25, 2015 registering up to 24,487,553 shares of our common stock, all of which Windstream intends to exchange (assuming the underwriters exercise their option to purchase additional shares) in a debt for equity exchange with Citigroup Global Markets Inc., as the selling shareholder named in that registration statement.

In addition, some of the holders of shares of our common stock are index funds tied to stock or investment indices or are institutional investors bound by various investment guidelines. Companies are generally selected for investment indices, and in some cases selected by institutional investors, based on factors such as market capitalization, industry, trading liquidity and financial condition. Our common stock may not qualify for those investment indices and may not meet the investment guidelines of some institutional investors. Consequently, these index funds and institutional investors may have to sell some or all of our common stock they received in the Spin-Off.

Any disposition by Windstream or any other of our significant shareholders, such as index funds and institutional investors, of shares of our common stock, or the perception in the market that such dispositions could occur, may cause the share price of our common stock to fall. Any such decline could impair our ability to sell shares of our common stock in the future at favorable market prices.

We cannot assure you of our ability to pay dividends in the future.

It is expected that our initial dividend will be $2.40 per share per annum, subject to approval of our board of directors. On May 6, 2015, CS&L declared a pro-rated $0.4418 per share quarterly dividend to shareholders of record at the close of business on June 30, 2015 for the period from April 25, 2015 through June 30, 2015, which represents a quarterly dividend of $0.60 per share. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors herein. Dividends will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.

Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described above under “Risks Related to Our Status as a REIT— REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which we elect to be taxed and qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed and qualify as a REIT). Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary or advisable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by the board of directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. Windstream is exempt from these ownership restrictions. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in the best interests of our shareholders. The acquisition of less than 9.8% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. In addition, our charter provides that (i) no person shall beneficially own shares of stock to the extent such beneficial ownership of stock would result in us failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code, and (ii) no person shall beneficially or constructively own shares of stock to the extent such beneficial or constructive ownership would cause us to own, beneficially or constructively, more than a 9.9% interest (as set forth in Section 856(d)(2)(B) of the Code) in a tenant of our real property. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void.

Maryland law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit our shareholders from realizing a premium on their stock.

Our charter and bylaws contain, and Maryland law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirors to negotiate with our board of directors, rather than to attempt a hostile takeover. Our charter and bylaws, among other things, (1) contain transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any shareholder; (2) provide that shareholders are not allowed to act by written consent; (3) permit the board of directors, without further action of the shareholders, to increase or decrease the authorized number of shares and to issue and fix the terms of one or more classes or series of preferred stock, which may have rights senior to those of the common stock; (4) permit only the board of directors to amend the bylaws; (5) establish certain advance notice procedures for shareholder proposals and director nominations; and (6) designate the Maryland courts as the exclusive forum for resolving certain claims.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is not in our best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Failure to maintain effective internal controls in accordance with The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) could have a material adverse effect on our business and stock price.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley (“Section 404”), which will require annual assessments by management and our independent registered public accounting firm of the effectiveness of our internal control over financial reporting beginning with our financial statements as of and for the year ending December 31, 2016. During the course of our testing, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or its effect on our operations because there is presently no precedent available by which to measure compliance adequacy. Moreover, any material weakness or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on NASDAQ to be suspended or terminated, which could have a negative effect on the trading price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On August 10, 2015, the Compensation Committee of the Board of Directors of the Company (the “Committee”) adopted the Communications Sales & Leasing, Inc. Deferred Compensation Plan (the “Plan”).  The Committee, as administrator of the Plan, has the right to alter, amend or terminate the Plan at any time in its discretion, provided that no amendment or termination shall divest any accrued benefit that is then vested under the Plan.  The Plan permits eligible employees to defer payment of up to 75% of their base salary and 90% of their annual bonuses and other cash compensation.  Company contributions may be made to the Plan in such amounts and subject to such conditions as the Committee may determine from time to time.  Each participant’s account will be credited annually with interest at a rate equal to the lesser of (i) the Company’s Weighted Average Cost of Debt (as defined in the Plan) or (ii) the then current yield on the United States 10-year Treasury Note as quoted in The Wall Street Journal for the last business day of the previous calendar year.  Unless otherwise determined by the Committee, a participant’s interest in Company contributions will vest 100% after three years of service, or, if earlier, upon the employee’s death or disability, upon a Change in Control (as defined in the Plan) or if the Plan is terminated.  Each participant’s elective deferrals will at all times be 100% vested.  Each participant may elect to have his or her deferred amounts distributed at such time as the participant may specify, upon the participant’s separation from service, upon a Change in Control or upon the participant’s death or disability.  In each case, the amount will be paid in a single lump sum payment except where the Plan permits the participant to elect to receive such payment in annual installments not to exceed, in any case, five years. The foregoing description of the Plan is qualified in its entirety by reference to the full text of the Plan, which is filed as Exhibit 10.20 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

On August 11, 2015, the Company announced that its Board of Directors declared a cash dividend on its common stock of $0.60 per share, payable on October 15, 2015 to stockholders of record as of the close of business on September 30, 2015.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708)).

3.1

Articles of Amendment and Restatement of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708)).

3.2

Amended and Restated Bylaws of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708)).

4.1

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

4.2

Form of 8.25% Senior Note due 2023 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

4.3

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

4.4

Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.3 above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.1

Master Lease, entered into as of April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.2

Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.3

Transition Services Agreement, dated April 24, 2015, by and between Windstream Services, LLC and CSL National, LP, on behalf of itself and its Affiliates, including Talk America Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.4

Employee Matters Agreement, dated as of April 24, 2015, by and between Windstream Holdings, Inc. and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.5

Intellectual Property Matters Agreement, dated as of April 24, 2015, by and among Windstream Services, LLC, individually and on behalf of its subsidiaries that may hold certain intellectual property as described therein, CSL National, LP, and Talk America Services, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.6

Wholesale Master Services Agreement, dated April 24, 2015, between Windstream Communications, Inc. and Talk America Services, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.7

Stockholder’s and Registration Rights Agreement, made as of April 24, 2015, by and between Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.8

Master Services Agreement, dated as of April 24, 2015, by and between Windstream Services, LLC, on behalf of itself and its competitive local exchange and interexchange carrier affiliates, and Talk America Services, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.9

Reverse Transition Services Agreement, dated April 24, 2015, by and between Windstream Services, LLC and CSL National, LP, on behalf of itself and its Affiliates, including Talk America Services, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.10

Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.11

Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.12

Severance Agreement, dated as of June 1, 2015, by and between Communications Sales & Leasing, Inc. and Mark A. Wallace (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708)).

10.13

Severance Agreement, dated as of June 1, 2015, by and between Communications Sales & Leasing, Inc. and Daniel L. Heard (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed with the SEC as of July 2, 2015 (File No. 333-205450)).

10.14

Communications Sales & Leasing, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form 10 dated and filed with the SEC as of March 12, 2015 (File No. 001-36708)).

10.15

Communications Sales & Leasing, Inc. 2015 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708)).

10.16

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708)).

10.17

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708)).

10.18

Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708)).

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC as of July 2, 2015 (File No. 333-205450)).

10.20*	Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATIONS SALES & LEASING, INC.

Date:	August 13, 2015	/s/ Mark A. Wallace
Mark A. Wallace Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 13, 2015	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

2.1

Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708)).

3.1

Articles of Amendment and Restatement of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708)).

3.2

Amended and Restated Bylaws of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708)).

4.1

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

4.2

Form of 8.25% Senior Note due 2023 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

4.3

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

4.4

Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.3 above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.1

Master Lease, entered into as of April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.2

Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.3

Transition Services Agreement, dated April 24, 2015, by and between Windstream Services, LLC and CSL National, LP, on behalf of itself and its Affiliates, including Talk America Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.4

Employee Matters Agreement, dated as of April 24, 2015, by and between Windstream Holdings, Inc. and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.5

Intellectual Property Matters Agreement, dated as of April 24, 2015, by and among Windstream Services, LLC, individually and on behalf of its subsidiaries that may hold certain intellectual property as described therein, CSL National, LP, and Talk America Services, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.6

Wholesale Master Services Agreement, dated April 24, 2015, between Windstream Communications, Inc. and Talk America Services, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.7

Stockholder’s and Registration Rights Agreement, made as of April 24, 2015, by and between Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.8

Master Services Agreement, dated as of April 24, 2015, by and between Windstream Services, LLC, on behalf of itself and its competitive local exchange and interexchange carrier affiliates, and Talk America Services, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.9

Reverse Transition Services Agreement, dated April 24, 2015, by and between Windstream Services, LLC and CSL National, LP, on behalf of itself and its Affiliates, including Talk America Services, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.10

Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.11

Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

10.12

Severance Agreement, dated as of June 1, 2015, by and between Communications Sales & Leasing, Inc. and Mark A. Wallace (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708)).

10.13

Severance Agreement, dated as of June 1, 2015, by and between Communications Sales & Leasing, Inc. and Daniel L. Heard (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed with the SEC as of July 2, 2015 (File No. 333-205450)).

10.14

Communications Sales & Leasing, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form 10 dated and filed with the SEC as of March 12, 2015 (File No. 001-36708)).

10.15

Communications Sales & Leasing, Inc. 2015 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708)).

10.16

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708)).

10.17

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708)).

10.18

Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708)).

10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC as of July 2, 2015 (File No. 333-205450)).

10.20*	Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.