Form 10-Q
period 2015-09-30
COMMUNICATIONS SALES & LEASING, INC.
filed 2015-11-13
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, the registrant had 150,549,266 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Prior to April 24, 2015, Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) was a wholly-owned subsidiary of Windstream Services, LLC (“Windstream Services”), a wholly owned subsidiary of Windstream Holdings, Inc. (“Windstream Holdings,” and together with its subsidiaries, “Windstream”). On April 24, 2015, Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”), to CS&L. In exchange, CS&L issued to Windstream Services (i) approximately 149.8 million shares of its common stock, par value $0.0001 per share, (ii) $400.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”), (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “Senior Notes” and together with the Secured Notes, the “Notes”), (iv) $990 million of term loans under CS&L’s senior credit facilities and (v) approximately $1.04 billion in cash obtained from borrowings under CS&L’s senior credit facilities. The contribution of the Distribution Systems and the Consumer CLEC Business and the related issuance of cash, debt and equity securities are referred to herein as the “Spin-Off.” The Spin-Off was effective on April 24, 2015.

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
•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, as well as those described from time to time in our future reports filed with the SEC.

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Communications Sales & Leasing, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Balance Sheet

(unaudited)

(Thousands, except par value)	September 30, 2015
Assets:
Real estate investments	$6,026,679
Accumulated depreciation - real estate investments	(3,637,594)
Net real estate investments	2,389,085
Cash and cash equivalents	209,998
Accounts receivable, net	1,651
Customer list intangible assets, net	11,494
Straight-line rent receivable	7,497
Other assets	3,054
Total Assets	$2,622,779
Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$97,411
Derivative liability	13,993
Dividends payable	90,404
Deferred income taxes	6,252
Notes and other debt	3,506,905
Total liabilities	3,714,965

Commitments and contingencies (Note 12)

Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value, 500,000 shares authorized, 149,836 shares issued and outstanding	15
Additional paid-in capital	601
Accumulated other comprehensive income (loss)	(13,993)
Distributions in excess of accumulated earnings	(1,078,809)
Total shareholders' deficit	(1,092,186)
Total Liabilities and Shareholders' Deficit	$2,622,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended	Period from
(Thousands, except per share data)	September 30, 2015	April 24 - September 30, 2015
Revenues:
Rental revenues	$166,959	$291,131
Consumer CLEC	6,675	11,251
Total revenues	173,634	302,382
Costs and Expenses:
Interest expense	66,511	115,307
Depreciation and amortization	87,271	151,715
General and administrative expense	4,229	7,390
CLEC operating expense	5,148	8,889
Acquisition and transaction related costs	804	877
Total costs and expenses	163,963	284,178
Income before income taxes	9,671	18,204
Income tax expense	268	500
Net income	9,403	17,704
Participating securities' share in earnings	(430)	(755)
Net income applicable to common shareholders	$8,973	$16,949

Earnings per common share:
Basic	$0.06	$0.11
Diluted	$0.06	$0.11

Weighted-average number of common shares outstanding
Basic	149,834	149,831
Diluted	149,834	149,831

Dividends declared per common share	$0.60	$1.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended	Period from
(Thousands)	September 30, 2015	April 24 - September 30, 2015
Net income	$9,403	$17,704
Other comprehensive income:
Unrealized loss on derivative contracts	(42,544)	(13,993)
Comprehensive (loss) income	$(33,141)	$3,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at April 24, 2015	-	$-	149,827,214	$15	$-	$-	$2,508,405	$2,508,420
Net income	-	-	-	-	-	-	17,704	17,704
Distributions to Windstream related to Spin-Off	-	-	-	-	-	-	(3,447,879)	(3,447,879)
Other comprehensive loss	-	-	-	-	-	(13,993)	-	(13,993)
Common stock dividends	-	-	-	-	-	-	(156,926)	(156,926)
Equity issuance cost	-	-	-	-	(516)	-	(113)	(629)
Stock-based compensation	-	-	8,413	-	1,117	-	-	1,117
Balance at September 30, 2015	-	$-	149,835,627	$15	$601	$(13,993)	$(1,078,809)	$(1,092,186)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

Period from
(Thousands)	April 24 - September 30, 2015
Cash flow from operating activities
Net income	$17,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,715
Amortization of deferred financing costs	3,039
Amortization of debt discount	3,253
Deferred income taxes	(672)
Straight-line rental revenues	(7,497)
Stock-based compensation	1,117
Changes in:
Accounts receivable	217
Other assets	(1,664)
Accounts payable, accrued expenses and other liabilities	54,047
Net cash provided by operating activities	221,259

Cash flow from investing activities
Consideration paid to Windstream Services, LLC	(1,035,029)
Capital expenditures	(712)
Net cash used in investing activities	(1,035,741)

Cash flow from financing activities
Proceeds from issuance of Term Loans	1,127,000
Deferred financing costs	(30,018)
Principal payment on debt	(5,350)
Common stock issuance costs	(629)
Dividends paid	(66,522)
Cash in-lieu of fractional shares	(19)
Net cash provided by financing activities	1,024,462

Net increase in cash and cash equivalents	209,980
Cash and cash equivalents at beginning of period	18
Cash and cash equivalents at end of period	$209,998

Supplemental cash flow information:
Cash paid for interest	$58,600

Non-cash investing and financing activities:
Issuance of notes and other debt to Windstream Services, LLC, net of deferred financing costs ($34,681)	$2,412,829
Tenant capital improvements	$41,289
Accrual of dividends declared	$90,404

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

CS&L is an independent, internally managed triple-net-lease real estate investment trust engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We generate revenues primarily by leasing communications distribution systems to telecommunications operators in triple-net lease arrangements, under which the tenant is primarily responsible for costs relating to the distribution systems (including property taxes, insurance, and maintenance and repair costs). We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a real estate investment trust (“REIT”).

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

Note 2. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our information statement on Form 10 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2015. All material intercompany balances and transactions have been eliminated.

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

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

Tenant Capital Improvements – Our lease with Windstream provides that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of CS&L upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. Deferred revenue is recorded within accounts payable, accrued expenses and other liabilities. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At September 30, 2015, the net book value of TCIs recorded as a component of real estate investments on our Condensed Consolidated Balance Sheet was $41.1 million.

Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows.

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

We evaluate the collectability of straight-line rent receivables and record a provision for doubtful accounts if management believes the receivables to be uncollectible. At September 30, 2015 no allowance was recorded related to our straight-line rent receivable.

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

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. We intend to make regular quarterly dividend payments of all or substantially all of our income to holders of our common stock, and therefore no provision is required in the accompanying Condensed Consolidated Financial Statements for federal income taxes related to the activities of the REIT and its pass-through subsidiaries. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for the asset or liability

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, derivative assets, our outstanding notes and other debt, accounts payable and interest payable.

The following table summarizes the valuation of our financial instruments at September 30, 2015:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$209,998	$209,998	$-	$-
Accounts and other receivables	1,651	1,651	-	-
Total	$211,649	$211,649	$-	$-

Liabilities
Senior secured notes - 6.00% , due April 15, 2023	$355,000	$-	$355,000	$-
Senior unsecured notes - 8.25%, due October 15, 2023	946,275	-	946,275	-
Senior secured term loan B - variable rate, due October 24, 2022	2,016,950	-	2,016,950	-
Derivative liability	13,993		13,993
Accounts and interest payable	97,411	97,411	-	-
Total	$3,429,629	$97,411	$3,332,218	$-

The carrying value of cash and cash equivalents, accounts and other receivables, accounts payable and interest payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $3.64 billion at September 30, 2015, with a fair value of $3.32 billion. The estimated fair value of Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative liabilities are carried at fair value. The Company has determined that the majority of the inputs used to value its derivative liabilities fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative liabilities valuation in Level 2 of the fair value hierarchy.

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

Recently Issued Accounting Standards—In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). This amendment provides additional guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements. The recognition and measurement guidance for debt issuance costs are not affected. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015; however, early adoption is permitted. We have adopted ASU 2015-03 effective April 24, 2015, and therefore have presented debt issuance costs as a direct deduction from the carrying amount of our debt on our Condensed Consolidated Balance Sheet. See Note 7.

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

Note 4. Real Estate Investments

The carrying value of real estate investments is as follows:

(Thousands)	Depreciable Lives	September 30, 2015
Land		$33,065
Building and improvements	3 - 40 years	310,591
Poles	13 - 40 years	226,899
Fiber	7 - 40 years	1,890,317
Copper	7 - 40 years	3,469,232
Conduit	13 - 47 years	89,460
Construction in progress		7,115
		6,026,679
Less accumulated depreciation		(3,637,594)
Net real estate investments		$2,389,085

Depreciation expense for the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015 was $86.2 million and $150.0 million, respectively.

Construction in progress represents in process capital projects that were transferred to us at the time of the Spin-Off. As Windstream completes these projects, amounts are reclassified to depreciable assets. We currently do not engage in any construction or development activities.

Note 5. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.13 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%. The Company does not currently have any master netting arrangements related to its derivative contracts.

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

(Thousands)	Location on Condensed Consolidated Balance Sheet	September 30, 2015
Interest rate swaps	Derivative liability	$13,993

As of September 30, 2015, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. For the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015, the amount recorded in other comprehensive income related to the unrealized loss on derivative

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

instruments was $36.5 million and $3.7 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015 was $6.0 million and $10.3 million, respectively. For the period from April 24, 2015 to September 30, 2015, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning October 1, 2015, we estimate that $24.1 million will be reclassified as an increase to interest expense.

Note 6. Customer List Intangible Assets

The carrying value of the customer list intangible assets is as follows:

	September 30, 2015
	Gross	Accumulated	Net Carrying
(Thousands)	Cost	Amortization	Value
Customer lists	$34,501	$(23,007)	$11,494

Amortization expense for the customer list intangible assets was $1.6 million for the period from April 24, 2015 to September 30, 2015. Amortization expense is estimated to be $2.6 million for the full year of 2015, $3.3 million in 2016, $2.6 million in 2017, $2.0 million in 2018 and $1.4 million in 2019.

Note 7. Notes and Other Debt

Notes and other debt is as follows:

(Thousands)	September 30, 2015
Principal amount	$3,644,650
Less unamortized discount and debt issuance costs	(137,745)
Notes and other debt less unamortized discount and debt issuance costs	$3,506,905

Notes and other debt at September 30, 2015 consisted of the following:

(Thousands)	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured notes - 6.00% , due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	$400,000	$(6,948)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(51,262)
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	2,134,650	(79,535)
Senior secured revolving credit facility, variable rate, due April 24, 2020	-	-
Total	$3,644,650	$(137,745)

On April 24, 2015 we, along with our wholly owned subsidiary CSL Capital, LLC (“CSL Capital”), co-issued $400 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”) and $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “Senior Notes” and together with the Secured Notes, the “Notes”). The Secured Notes were issued at an issue price of 100% of par value, while the Senior Notes were issued at an issue price of 97.055% of par value. The Notes are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities. The Notes were issued to Windstream Services as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off. As such, CS&L did not receive any proceeds from the issuance of the Notes. The issuance of the Notes and their exchange by Windstream Services for certain of its outstanding indebtedness were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Pursuant to a

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

registration rights agreement entered into by the Company in connection with the sale of the Senior Notes, the Company subsequently filed with the SEC a registration statement relating to an exchange offer pursuant to which 8.25% Senior Notes due 2023 (the “Exchange Notes”) that were registered with the SEC, were offered in exchange for Senior Notes tendered by the holders of those notes. The terms of the Exchange Notes are substantially identical to the terms of the Senior Notes in all material respects, except that the Exchange Notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions, registration rights and additional interest provision applicable to the Senior Notes do not apply to the Exchange Notes. The exchange offer was launched on August 5, 2015, and completed on September 2, 2015, with all outstanding Senior Notes being tendered and exchanged for Exchange Notes.

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on the ability of CS&L, CSL Capital and our restricted subsidiaries to pay dividends. The covenants are subject to a number of important and significant limitations, qualifications and exceptions. As of September 30, 2015, we were in compliance with all of the covenants under the Notes.

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

We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to $150 million plus, an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. As of September 30, 2015, we were in compliance with all of the covenants under the Credit Agreement.

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

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed Consolidated Statement of Income. For the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015, we recognized $1.8 million and $3.0 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

In connection with the Spin-Off, the Company issued 538,819 restricted shares and 70,889 performance-based restricted stock units to employees of Windstream in accordance with the terms of the Employee Matters Agreement between the Company and Windstream. Under the Employee Matters Agreement, which governs the compensation and employee benefit obligations of CS&L and Windstream with respect to the current and former employees of each company, employees of Windstream who held equity awards as of the date of the Spin-Off were entitled to receive equity awards of CS&L in the same proportion as if the equity awards had been common shares on the date of the Spin-Off. The CS&L awards issued have the same form and vesting requirements as the underlying Windstream awards. For the purposes of vesting in the CS&L awards, continued service with Windstream is deemed to be continued service with CS&L. We do not recognize any compensation expense in our Condensed Consolidated Statement of Income related to these awards, as none of the employees granted awards provide service to CS&L. At September 30, 2015, 487,111 restricted shares and 58,395 performance-based restricted stock units issued to Windstream employees remained outstanding.

Certain employees of CS&L have retained their unvested Windstream awards that were held prior to the Spin-Off. Unrecognized compensation expense related to these awards was $0.2 million at September 30, 2015, and will be amortized to compensation expense in our Condensed Consolidated Statement of Income on a straight-line basis over the vesting period. For the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015, we recognized $72,000 and $125,000 of compensation expense, respectively, related to these awards, which is recorded in general and administrative expense on our Condensed Consolidated Statement of Income.

Restricted Awards

During the period from April 24, 2015 to September 30, 2015, the Company granted 229,080 shares of restricted stock to employees, which had a fair value of $5.9 million as of the date of grant. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date
Unvested balance April 24, 2015	-	$-
Granted	229,080	$26.13
Forfeited	-	$-
Vested	-	$-
Unvested balance, September 30, 2015	229,080	$26.13

As of September 30, 2015, total unrecognized compensation expense on restricted awards was approximately $5.1 million, and the weighted average vesting period was 2.1 years.

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

On May 29, 2015, we issued 60,970 PSUs equal to 100% of the target amount, with an aggregate value of $1.3 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return version of the MSCI US REIT Index and a triple-net lease peer group, as defined by the Compensation Committee. Upon evaluating the results of the market conditions, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the period from April 24, 2015 to September 30, 2015, no PSUs were forfeited due to termination of service.

As of September 30, 2015, total unrecognized compensation expense related to PSUs was approximately $1.2 million, and the weighted-average vesting period was 2.6 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the period from April 24, 2015 to September 30, 2015:

April 24 - September 30, 2015
Expected term (years)	2.9
Expected volatility	26.6%
Expected annual dividend	0.0%
Risk free rate	0.9%

For the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015, we recognized $0.8 million and $1.1 million of compensation expense, respectively, related to restricted stock awards and performance-based awards, which is recorded in general and administrative expense on our condensed consolidated statement of income.

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

Revenues – The Company records leasing revenue pursuant to the Master Lease. For the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015, we recognized leasing revenues of $167.0 million and $291.1 million, respectively, related to the Master Lease.

General and Administrative Expenses –We are party to a Transition Services Agreement (“TSA”) pursuant to which Windstream and its affiliates provide, on an interim basis, various services, including but not limited to information technology services, payment processing and collection services, financial and tax services, regulatory compliance and other support services. For the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015, we incurred $55,000 and $88,000 of expense under the TSA, respectively.

CLEC Operating Expenses –We are party to a Wholesale Master Services Agreement (“Wholesale Agreement”) and a Master Services Agreement with Windstream related to the Consumer CLEC Business. Under the Wholesale Agreement, Windstream provides us transport services (local and long distance telecommunications service), provisioning services (directory assistance, directory listing, service activation and service changes), and repair services (routine and emergency network maintenance, network audits and network security). Under the Master Services Agreement, Windstream provides billing and collections services to CS&L. During the three months ended September 30, 2015, we incurred expenses of $3.8 million and $0.4 million related to the Wholesale Agreement and Master Services Agreement, respectively. For the period from April 24, 2015 to September 30, 2015 we incurred expenses of $6.5 million and $0.7 million related to the Wholesale Agreement and Master Services Agreement, respectively.

At September 30, 2015 there was a $17.6 million dividend payable to Windstream related to the dividend declared on August 11, 2015, based on Windstream ownership of CS&L shares as of the September 30, 2015 record date. In addition, there was $1.6 million accounts receivable from Windstream related to the collection of Consumer CLEC Business revenues, net of amounts owed to Windstream under the Wholesale Agreement and Master Services Agreement recorded in accounts receivable on our Condensed Consolidated Balance Sheet.

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

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended	Period from
(Thousands, except per share data)	September 30, 2015	April 24 - September 30, 2015
Basic earnings per share:
Numerator:
Net income	$9,403	$17,704
Less: Income allocated to participating securities	(430)	(755)
Net income applicable to common shares	$8,973	$16,949
Denominator:
Basic weighted-average common shares outstanding	149,834	149,831
Basic earnings per common share	$0.06	$0.11

	Three Months Ended	Period from
(Thousands, except per share data)	September 30, 2015	April 24 - September 30, 2015
Diluted earnings per share:
Numerator:
Net income	$9,403	$17,704
Less: Income allocated to participating securities	(430)	(755)
Net income applicable to common shares	$8,973	$16,949
Denominator:
Basic weighted-average common shares outstanding	149,834	149,831
Effect of dilutive non-participating securities	-	-
Weighted-average shares for dilutive earnings per common share	149,834	149,831
Dilutive earnings per common share	$0.06	$0.11

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

Selected financial data related to our segments is presented below for the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Three Months Ended September 30, 2015
(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$166,959	$6,675	$173,634
Adjusted EBITDA	163,509	1,527	165,036

Depreciation and amortization	86,307	964	87,271
Interest expense			66,511
Acquisition and transaction related costs			804
Stock-based compensation			779
Income tax expense			268
Net income			$9,403

Capital expenditures	315	-	315

	Period from April 24, 2015 to September 30, 2015
(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$291,131	$11,251	$302,382
Adjusted EBITDA	284,858	2,362	287,220

Depreciation and amortization	150,108	1,607	151,715
Interest expense			115,307
Acquisition and transaction related costs			877
Stock-based compensation			1,117
Income tax expense			500
Net income			$17,704

Capital expenditures	712	-	712

Total assets by business segment as of September 30, 2015 are as follows:

(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Total assets	2,607,946	14,833	2,622,779

Note 12. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Windstream has requested, and we have agreed, to fund up to $50 million of capital expenditures during the remainder of 2015. Monthly rent paid by Windstream will increase in accordance with the Master Lease effective as of the date of the funding. As of September 30, 2015, we have not funded any amounts under this commitment.

Note 13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income by component is as follows for the three months ended September 30, 2015:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(Thousands)	Changes in Fair Value of Effective Cash Flow Hedge	Total
Beginning balance at July 1, 2015	$28,551	$28,551
Other comprehensive loss before reclassifications	(36,511)	(36,511)
Amounts reclassified from accumulated other comprehensive income	(6,033)	(6,033)
Ending balance at September 30, 2015	$(13,993)	$(13,993)

Changes in accumulated other comprehensive income by component is as follows for the period from April 24, 2015 to September 30, 2015:

(Thousands)	Changes in Fair Value of Effective Cash Flow Hedge	Total
Beginning balance at April 24, 2015	$-	$-
Other comprehensive loss before reclassifications	(3,690)	(3,690)
Amounts reclassified from accumulated other comprehensive income	(10,303)	(10,303)
Ending balance at September 30, 2015	$(13,993)	$(13,993)

Note 14. Supplemental Guarantor Information

In connection with the issuance of our 6.00% Senior Secured Notes due 2023, 8.25% Senior Unsecured Notes due 2023 and Term Loan B Facility due 2022, the Guarantors provided guarantees of that indebtedness. These guarantees are full and unconditional as well as joint and several. All property assets and related operations of the Guarantors are pledged as collateral under these obligations and the Guarantors are subject to restrictions on certain investments and payments. Subject to the terms and provisions of the debt agreements, in certain circumstances, a Guarantor may be released from its guarantee obligation including, upon the sale or transfer of any portion of its equity interest or all or substantially all its property, and upon any Guarantor being designated an Unrestricted Subsidiary, as defined in the Credit Agreement, or otherwise no longer being required to remain a Guarantor given its size or regulatory restrictions.

The following information summarizes our Condensed Consolidating Balance Sheet as of September 30, 2015, Condensed Consolidating Statements of Comprehensive Income for the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015, and the Condensed Consolidating Statement of Cash Flows for the period April 24, 2015 to September 30, 2015:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Condensed Consolidating Balance Sheet As of September 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate investments, net of accumulated depreciation	$-	$-	$1,854,241	$534,844	$-	$2,389,085
Cash and cash equivalents	17	-	208,776	1,205	-	209,998
Accounts receivable, net	-	-	-	1,651	-	1,651
Affiliate receivable	-	-	68,732	77	(68,809)	-
Customer list intangible assets, net	-	-	-	11,494	-	11,494
Straight-line rent receivable	-	-	7,497	-	-	7,497
Investment in consolidated subsidiaries	2,638,353	2,638,353	-	-	(5,276,706)	-
Other assets	-	-	2,570	484	-	3,054
Total Assets	$2,638,370	$2,638,353	$2,141,816	$549,755	$(5,345,515)	$2,622,779
Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$50,445	$50,445	$29,479	$17,487	$(50,445)	$97,411
Derivative liability	$13,993	$13,993			$(13,993)	$13,993
Affiliate payable	68,809	-	-	-	(68,809)	-
Dividends payable	90,404	-	-	-	-	90,404
Deferred income taxes	-	-	1,825	4,427	-	6,252
Notes and other debt	3,506,905	3,506,905	-	-	(3,506,905)	3,506,905
Total liabilities	3,730,556	3,571,343	31,304	21,914	(3,640,152)	3,714,965

Common Stock	15	-	-	-	-	15
Additional paid-in capital	601	-	-	-	-	601
Accumulated other comprehensive income	(13,993)	(13,993)	-	-	13,993	(13,993)
Distributions in excess of earnings	(1,078,809)	(918,997)	2,110,512	527,841	(1,719,356)	(1,078,809)
Total shareholders' deficit	(1,092,186)	(932,990)	2,110,512	527,841	(1,705,363)	(1,092,186)
Total Liabilities and Shareholders' Deficit	$2,638,370	$2,638,353	$2,141,816	$549,755	$(5,345,515)	$2,622,779

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Condensed Consolidating Statement of Comprehensive Income For the Three Months Ended September 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental revenues	$-	$-	$166,914	$45	$-	$166,959
Consumer CLEC	-	-	-	6,675	-	6,675
Total revenues	-	-	166,914	6,720	-	173,634
Costs and Expenses:
Interest expense	66,511	66,511	-	-	(66,511)	66,511
Depreciation and amortization	-	-	63,257	24,014	-	87,271
General and administrative expense	779	-	3,450	-	-	4,229
CLEC operating expense	-	-	-	5,148	-	5,148
Acquisition and transaction related costs	-	-	804	-	-	804
Total costs and expenses	67,290	66,511	67,511	29,162	(66,511)	163,963
Earnings (losses) from consolidated subsidiaries	10,182	76,693	-	-	(86,875)	-
(Loss) Income before income taxes	(57,108)	10,182	99,403	(22,442)	(20,364)	9,671
Income tax expense	-	-	101	167	-	268
Net (loss) income	$(57,108)	$10,182	$99,302	$(22,609)	$(20,364)	$9,403

Comprehensive (loss) income	$(99,652)	$(32,362)	$99,302	$(22,609)	$22,180	$(33,141)

	Condensed Consolidating Statement of Comprehensive Income For the Period from April 24 - September 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental revenues	$-	$-	$291,086	$45	$-	$291,131
Consumer CLEC	-	-	-	11,251	-	11,251
Total revenues	-	-	291,086	11,296	-	302,382
Costs and Expenses:
Interest expense	115,307	115,307	-	-	(115,307)	115,307
Depreciation and amortization	-	-	110,001	41,714	-	151,715
General and administrative expense	1,117	-	6,273	-	-	7,390
CLEC operating expense	-	-	-	8,889	-	8,889
Acquisition and transaction related costs			877			877
Total costs and expenses	116,424	115,307	117,151	50,603	(115,307)	284,178
Earnings (losses) from consolidated subsidiaries	18,821	134,128	-	-	(152,949)	-
(Loss) Income before income taxes	(97,603)	18,821	173,935	(39,307)	(37,642)	18,204
Income tax expense	-	-	195	305	-	500
Net (loss) income	$(97,603)	$18,821	$173,740	$(39,612)	$(37,642)	$17,704

Comprehensive Income	$(111,596)	$4,828	$173,740	$(39,612)	$(23,649)	$3,711

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Condensed Consolidating Statement of Cash Flows For the Period from April 24 - September 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by operating activities	$10,584	$-	$209,470	$1,205	$-	$221,259

Cash flow from investing activities
Consideration paid to Windstream Services	(1,035,029)	-	-	-	-	(1,035,029)
Capital expenditures	-	-	(712)	-	-	(712)
Net cash used in investing activities	(1,035,029)	-	(712)	-	-	(1,035,741)

Cash flow from financing activities
Proceeds from issuance of Term Loans	1,127,000	-	-	-	-	1,127,000
Deferred financing costs	(30,018)	-	-	-	-	(30,018)
Principal payment on debt	(5,350)	-	-	-	-	(5,350)
Common stock issuance	(629)	-	-	-	-	(629)
Dividends paid	(66,522)					(66,522)
Cash in-lieu of fractional shares	(19)	-	-	-	-	(19)
Net cash provided by investing activities	1,024,462	-	-	-	-	1,024,462

Net increase in cash and cash equivalents	17	-	208,758	1,205	-	209,980
Cash and cash equivalents, April 24, 2015	-	-	18	-	-	18
Cash and cash equivalents, September 30, 2015	$17	$-	$208,776	$1,205	$-	$209,998

Note 15. Subsequent Events

On October 15, 2015 we paid the previously announced dividend of $0.60 per share payable to shareholders of record at the close of business on September 30, 2015.

On November 6, 2015, our Board of Directors declared a quarterly cash dividend of $0.60 per share, payable January 15, 2016, to stockholders of record on December 31, 2015.

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

Consumer CLEC Business

Statement of Revenues and Direct Expenses

(unaudited)

(Thousands)	Three Months Ended September 30, 2014	For the Period January 1 - April 24, 2015	Nine Months Ended September 30, 2014
Revenues	$8,742	$10,149	$27,356
Direct expenses:
Cost of revenues	4,541	5,552	14,498
Selling, general, and administrative	20	22	45
Amortization	1,141	1,283	3,488
Total direct expenses	5,702	6,857	18,031
Revenues in Excess of Direct Expenses	$3,040	$3,292	$9,325

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

CS&L is an independent, internally managed triple-net-lease real estate investment trust engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We generate revenues primarily by leasing communications distribution systems to telecommunications operators in triple-net lease arrangements, under which the tenant is primarily responsible for costs relating to the distribution systems (including property taxes, insurance, and maintenance and repair costs). We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a real estate investment trust (“REIT”).

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

Note 2. Basis of Presentation

Subsequent to the Spin-Off, all financial results of the Consumer CLEC Business are reported within the consolidated financial statements of CS&L. The accompanying unaudited Statement of Assets Contributed and Liabilities Assumed of the Consumer CLEC Business as of December 31, 2014 and the related Statements of Revenues and Direct Expenses for the period January 1, 2015 to April 24, 2015 (the “Spin Date”), and the three and nine months ended September 30, 2014 have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC and are not intended to be a complete presentation of the financial position or results of operations of the Consumer CLEC Business. Additionally, the interim financial statements have been prepared consistent with Article 10 of Regulation S-X. The elements of the financial statements are stated in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures have been condensed or omitted as permitted by the SEC’s rules and regulations. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Accounts Receivable—Accounts receivable consist of trade accounts receivable from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the accompanying Statement of Assets Contributed and Liabilities Assumed. In establishing the allowance for doubtful accounts, management considers a number of factors, including historical collection experience, aging of the accounts receivable balances and current economic conditions. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. The provision for doubtful accounts, which is included in cost of service, was $111,000 for the period from January 1, 2015 to Spin Date. For the three and the nine months ended September 30, 2014, the provision for doubtful accounts was $118,000 and $301,000, respectively. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Consumer CLEC Business customer base. Due to varying customer billing cycle cut-off, management must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $94,000 at December 31, 2014.

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

Consumer CLEC Business

Notes to Financial Statement – Continued

Subsequent Events—The accompanying financial statements of the Consumer CLEC Business are derived from the consolidated financial statements of Windstream, which issued its interim unaudited consolidated financial statements as of and for the quarterly period ended September 30, 2015 on November 5, 2015. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of November 5, 2015. In addition, management has evaluated transactions that occurred as of the issuance of these financial statements on November 13, 2015 for purposes of disclosure of unrecognized subsequent events.

Note 4. Customer List Intangible Assets

The carrying value of the customer list intangible assets at December 31, 2014 was as follows:

	December 31, 2014
	Gross	Accumulated	Net Carrying
(Thousands)	Cost	Amortization	Value
Customer lists	$34,501	$(20,049)	$14,452

Amortization expense for the customer list intangible assets was $1.3 million for the period from January 1, 2015 to the Spin Date. Amortization expense for the customer list intangible assets was $1.1 million and $3.5 million for the three and nine months ended September 30, 2014, respectively

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

As a result of the Spin-Off, CS&L is an independent, internally managed triple-net-lease real estate investment trust engaged in the acquisition and construction of mission critical infrastructure in the communications industry.

2. Basis of Presentation

The accompanying balance sheet reflects the Distribution System assets of Windstream that were transferred to CS&L in connection with the Spin-Off. The balance sheet presented herein is combined on the basis of common control. The accompanying balance sheet has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and has been derived from the accounting records of Windstream. The Distribution System assets presented in the accompanying balance sheet reflects Windstream’s historical carrying value of the assets as of the balance sheet date consistent with the accounting for spin-off transactions in accordance with GAAP.

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

Subsequent Events—The accompanying balance sheet is derived from the consolidated financial statements of Windstream, which issued its interim unaudited consolidated financial statements as of and for the quarterly period ended September 30, 2015 on November 5, 2015. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of November 5, 2015. In addition, management has evaluated transactions that occurred as of the issuance of these financial statements on November 13, 2015 for purposes of disclosure of unrecognized subsequent events. No additional disclosures are required other than those matters that are reflected within this financial statement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended September 30, 2015 and for the period April 24, 2015 to September 30, 2015. Because we were formed in connection with a spin-off from Windstream Holdings on April 24, 2015, year to date financial results discussed in this section cover only 160 days of operations and no year-over-year comparisons are included. This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our information statement on Form 10 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2015.

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

We are an independent, internally managed triple-net-lease real estate investment trust engaged in the acquisition and construction of mission critical infrastructure in the communications industry (we intend to elect to be taxed as a REIT for U.S. federal income tax purposes starting with our taxable year ending December 31, 2015). We generate revenues primarily by leasing communications distribution systems to telecommunications operators in triple-net lease arrangements, under which the tenant is primarily responsible for costs relating to the distribution systems (including property taxes, insurance, and maintenance and repair costs).

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

Significant Quarterly Business Developments

On September 2, 2015, we and CSL Capital completed our previously announced exchange offer in which all outstanding Senior Notes were exchanged for our registered 8.25% Senior Notes due 2023 (the “Exchange Notes”). The terms of the Exchange Notes are substantially identical to the terms of the Senior Notes in all material respects, except that the Exchange Notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions, registration rights and additional interest provisions applicable to the Senior Notes do not apply to the Exchange Notes. The exchange offer was made to satisfy our obligations under a registration rights agreement that was entered into with the initial purchasers of the Senior Notes when such notes were originally issued.

Components of Income and Results of Operations for the Three Months Ended September 30, 2015

Revenues

At present, our revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is primarily responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. The Master Lease has an initial term of 15 years with four (4) five-year renewal options and encompasses 29 states. The rent for the initial term is an annual fixed amount of $650 million during the first three years of the Master Lease. Commencing with the fourth year of the Master Lease and continuing for the remainder of the initial term, rent under the Master Lease is subject to annual escalation of 0.5%. Rental revenues over the 15 year initial term of the Master Lease will be recognized in the financial statements on a straight line basis, representing approximately $667.2 million per year. We receive non-monetary consideration related to TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. For the three months ended September 30, 2015, we recognized $167.0 million of revenue under the Master Lease, which includes $0.2 million of TCI revenue.

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

In addition to periodic financial statements, pursuant to the Master Lease we are entitled to receive (i) a detailed consolidated budget on an annual basis and any significant revisions approved by Windstream’s board of directors, (ii) prompt notice of any adverse action or investigation by a governmental authority relating to Windstream’s licenses affecting the leased property, and (iii) information we require to comply with our reporting and filing obligations with the SEC and the Sarbanes-Oxley Act of 2002. Furthermore, pursuant to the Master Lease, we may inspect the properties leased to Windstream upon reasonable advance notice, and, no more than twice per year, we may require Windstream to deliver an officer’s certificate certifying, among other things, its material compliance with the covenants under the Master Lease, the amount of rent and additional charges payable thereunder, the dates the same were paid, and any other questions or statements of fact we reasonably request.

For the three months ended September 30, 2015, we recognized $6.7 million of revenue from the Consumer CLEC Business. As of September 30, 2015, we serviced 48,000 customers as compared to 66,000 customers serviced by Windstream at September 30, 2014. The decrease in customers is due to the effects of competition and customer attrition resulting from Windstream’s previous decision to no longer market those services to residential customers. Beginning in the fourth quarter of 2015, we plan to offer services to new customers in select markets in which we operate in an attempt to slow the rate of customer attrition.

Interest Expense

Interest expense for the three months ended September 30, 2015 totaled $66.5 million, which includes non-cash interest expense of $3.7 million resulting from the amortization of our debt discounts and debt issuance costs. Our interest expense includes the impact of our interest rate swap agreements.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our real estate investments, corporate assets and customer list intangible assets. Charges for depreciation and amortization for the three months ended September 30, 2015 totaled $87.3 million, which included real estate investment depreciation of $86.2 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $1.0 million.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional services, corporate office costs and other costs associated with administrative activities. For the three months ended September 30, 2015, general and administrative costs totaled $4.2 million (representing 2.4% of revenue), which includes $0.8 million of stock-based compensation expense.

CLEC Operating Expense

Expense associated with the Consumer CLEC Business, for the three months ended September 30, 2015, primarily related to the Wholesale Master Services Agreement ($3.8 million (2.2% of revenue)) and the Master Services Agreement ($0.4 million (0.2% of revenue)) entered into between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers.

Reportable Segments

We manage our operations as two reportable business segments: Leasing and Consumer CLEC. Our Leasing segment represents our REIT operations and corporate expenses not directly attributable to the Consumer CLEC. The Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business. We evaluate the performance of each segment based on Adjusted EBITDA

The following table sets forth, for the three months ended September 30, 2015, revenues and Adjusted EBITDA of our reportable segments:

(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$166,959	$6,675	$173,634
Adjusted EBITDA	163,509	1,527	165,036

Depreciation and amortization	86,307	964	87,271
Interest expense			66,511
Acquisition and transaction related costs			804
Stock-based compensation			779
Income tax expense			268
Net income			$9,403

Components of Income and Results of Operations for the Period from April 24, 2015 to September 30, 2015

Revenues

At present, our revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Additionally, we receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. Under the Master Lease, we recognized $291.1 million of revenue for the period from April 24, 2015 through September 30, 2015, which includes $0.2 million of TCI revenue.

For the period from April 24, 2015 through September 30, 2015 we recognized $11.3 million of revenue from the Consumer CLEC Business. As of September 30, 2015, we serviced 48,000 customers as compared to 66,000 customers serviced by Windstream at September 30, 2014. The decrease in customers is due to the effects of competition and customer attrition resulting from Windstream’s previous decision to no longer market those services to residential customers. Beginning in the fourth quarter of 2015, we plan to offer services to new customers in select markets in which we operate in an attempt to slow the rate of customer attrition.

Interest Expense

Interest expense for the period from April 24, 2015 through September 30, 2015 totaled $115.3 million, which includes non-cash interest expense of $6.3 million resulting from the amortization of our debt discounts and debt issuance costs. Our interest expense includes the impact of our interest rate swap agreements.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our real estate investments, corporate assets and customer list intangible assets. Charges for depreciation and amortization for the period from April 24, 2015 through September 30, 2015 totaled $151.7 million, which included real estate investment depreciation of $150.0 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $1.6 million.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional services, corporate office costs and other costs associated with administrative activities. For the period from April 24, 2015 through September 30, 2015, general and administrative costs totaled $7.4 million (representing 2.4% of revenue), which includes $1.1 million of stock-based compensation expense.

CLEC Operating Expense

Expense associated with the Consumer CLEC Business, for the period from April 24, 2015 through September 30, 2015, primarily related to the Wholesale Master Services Agreement ($6.5 million (2.1% of revenue)) and the Master Services Agreement ($0.7 million (0.2% of revenue) entered into between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers.

Reportable Segments

The following table sets forth, for the period from April 24, 2015 to September 30, 2015, revenues and Adjusted EBITDA of our reportable segments:

(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$291,131	$11,251	$302,382
Adjusted EBITDA	284,858	2,362	287,220

Depreciation and amortization	150,108	1,607	151,715
Interest expense			115,307
Acquisition and transaction related costs			877
Stock-based compensation			1,117
Income tax expense			500
Net income			$17,704

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

Because the historical cost accounting convention used for real estate assets requires the recognition of depreciation expense except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income applicable to common shareholders computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO in accordance with NAREIT's definition. We define AFFO as FFO excluding (i) noncash revenues and expenses such as stock-based compensation expense, amortization of debt discounts, amortization of deferred financing costs, amortization of intangible assets, straight-line rental revenue, and revenue associated with the amortization of tenant funded capital improvements and

(ii) the impact, which may be recurring in nature, of the following items: acquisition and transaction related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as acquisition and transaction related costs. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income applicable to common shareholders to FFO and AFFO for the three months ended September 30, 2015 and for the period from April 24, 2015 through September 30, 2015 is as follows:

	Three Months Ended	Period from
(Thousands)	September 30, 2015	April 24 - September 30, 2015
Net income	$9,403	$17,704
Depreciation and amortization	87,271	151,715
Interest expense	66,511	115,307
Income tax expense	268	500
EBITDA	$163,453	$285,226
Stock based compensation	779	1,117
Acquisition and transaction related costs	804	877
Adjusted EBITDA	$165,036	$287,220

	Three Months Ended	Period from
(Thousands)	September 30, 2015	April 24 - September 30, 2015
Net income attributable to common shareholders	$8,973	$16,949
Real estate depreciation and amortization	86,307	150,108
Participating securities share in earnings	430	755
Participating securities share in FFO	(456)	(808)
FFO applicable to common shareholders	$95,254	$167,004
Amortization of deferred financing costs	1,767	3,039
Amortization of debt discount	1,887	3,253
Stock-based compensation	779	1,117
Acquisition and transaction related costs	804	877
Amortization of customer list intangibles	964	1,607
Straight-line rental revenue	(4,297)	(7,497)
Amortization of tenant funded capital improvements	(161)	(161)
Other	12	47
Adjusted FFO applicable to common shareholders	$97,009	$169,286

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our information statement on Form 10 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 26, 2015. There has been no material change to these estimates for the period from April 24, 2015 through September 30, 2015.

Liquidity and Capital Resources

Cash provided by operating activities was $221.3 million for the period from April 24, 2015 through September 30, 2015 driven by favorable changes in working capital, primarily attributable to our leasing activities.

Cash used in investing activities was $1.04 billion for the period from April 24, 2015 through September 30, 2015, which represents a portion of the consideration paid to Windstream for their contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off.

Cash provided by financing activities was $1.02 billion for the period from April 24, 2015 through September 30, 2015, which primarily represents the proceeds received from the Term Loan Facility of $1.1 billion, partially offset by dividend payments of $66.5 million.

Our principal liquidity needs are to (i) fund operating expenses, (ii) meet debt service requirements, (iii) fund investment activities and (iv) make dividend distributions. As of September 30, 2015, we had approximately $710.0 million of liquidity, consisting of unrestricted cash and cash equivalents of $210.0 million and $500 million of unused borrowing availability under the Revolving Credit Agreement.

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

On April 24, 2015, we, along with our wholly owned subsidiary CSL Capital, co-issued $400 million aggregate principal amount of Secured Notes and $1.11 billion aggregate principal amount of Senior Notes. The Secured Notes were issued at an issue price of 100% of par value, while the Senior Notes were issued at an issue price of 97.055% of par value. The Notes are guaranteed by each of our wholly owned domestic subsidiaries that guarantee indebtedness under our senior credit facilities. The Notes were issued to Windstream Services in connection with the Spin-Off and we did not receive any proceeds from the issuance of the Notes. The issuance of the Notes and their exchange by Windstream Services for certain of its outstanding indebtedness were not registered under the Securities Act, but was exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Pursuant to a registration rights agreement entered into in connection with the sale of the Senior Notes, on July 2, 2015, we filed with the SEC a registration statement relating to an exchange offer pursuant to which exchange notes registered with the SEC, containing substantially identical terms to the Senior Notes, were offered in exchange for Senior Notes that are tendered by the holders of those notes. The exchange offer was launched on August 5, 2015, and completed on September 2, 2015, with all outstanding Senior Notes being tendered and exchanged for Exchange Notes.

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

In addition, on April 24, 2015, we entered into the Credit Agreement, which provides for the Term Loan Facility and the Revolving Credit Facility. The term loans under the Facilities were issued at an issue price of 98.00%, bear interest at a rate equal to a Eurodollar rate, subject to a 1.00% floor, plus an applicable margin equal to 4.00%, and are subject to amortization of 1.00% per annum. The loans have been incurred by the Company and CSL Capital, are guaranteed by certain of our wholly owned domestic subsidiaries (the

“Guarantors”), and are secured by substantially all of the assets of the Company, CSL Capital and the Guarantors, subject to certain exceptions, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio as defined in the Credit Agreement.

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

In connection with the Spin-Off, we entered into the Master Lease pursuant to which we leased the Distribution Systems back to Windstream. The Master Lease has an initial term of 15 years which, at the option of Windstream, may be extended for up to four renewal terms of five years each beyond the initial term. In addition, Windstream has the right to extend the initial term from 15 years to 20 years and, if exercised, the number of renewal terms will be reduced to three so that the maximum term (taking into account all renewals) is 35 years. The initial annual rent under the Master Lease is $650 million during the first three years. Commencing with the fourth year the rent is subject to annual escalation of 0.5%. The rent for the first year of each renewal term will be an amount agreed to by us and Windstream, or if we are unable to agree, the renewal rent will be determined by an independent appraisal process. Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%. In addition, if we fund any capital improvements by Windstream, the rent will be increased to account for such funding.

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

Contractual Obligations

As of September 30, 2015, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$43	$43	$3,538	$3,645
Interest payments on long-term debt obligations(b)	219	441	436	598	1,694
Capital expenditure funding under Master Lease	50	-	-	-	50
Total projected obligations and commitments(c)	$290	$484	$479	$4,136	$5,389

(a)	Excludes $137.7 million of unamortized discounts on long-term debt and deferred financing costs
(b)	Interest rates on our Term Loan Facility are based on our swap rates
(c)	Excludes $14.0 million of derivative liability related to interest rate swaps maturing on October 24, 2022.

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

On October 15, 2015, we paid, to shareholders of record as of the close of business on September 30, 2015, a cash dividend on our common stock of $0.60 per share for the period from July 1, 2015 through September 30, 2015.

Capital Expenditures

We do not anticipate incurring significant capital expenditures on an annual basis in connection with operating our Consumer CLEC Business or related to our corporate assets. For the period from April 24, 2015 through September 30, 2015, we incurred capital expenditures of $0.7 million related to the build-out of our corporate office. Capital expenditures for the Distribution Systems leased under the Master Lease are generally the responsibility of Windstream Holdings. The Master Lease stipulates that Windstream Holdings can request that we fund $50 million of capital expenditures per year for five years (but in no event to extend beyond the end of the sixth year of the Master Lease); however, Windstream cannot require CS&L to make such capital expenditures. If we elect to fund requested capital expenditures, the annual lease payments will be increased by 8.125% of the capital expenditures funded by us during the first two years and at a floating rate based on our cost of capital thereafter.

Separate from the above capital expenditure funding option, Windstream Holdings has requested, and we have agreed, to fund up to $50 million of capital expenditures related to the Distribution System during 2015. Monthly rent paid by Windstream will increase in accordance with the Master Lease effective as of the date we provide the funding. As of September 30, 2015, we have not funded any amounts under this commitment.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on August 13, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On November 6, 2015, the Company announced that its Board of Directors declared a cash dividend on its common stock of $0.60 per share, payable on January 15, 2016 to stockholders of record as of the close of business on December 31, 2015.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708)).

10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC as of July 2, 2015 (File No. 333-205450)).

10.2

Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2015 (File No. 001-36708)).

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

COMMUNICATIONS SALES & LEASING, INC.

Date:	November 13, 2015	/s/ Mark A. Wallace
Mark A. Wallace Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 13, 2015	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

2.1

Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708)).

10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed with the SEC as of July 2, 2015 (File No. 333-205450)).

10.2

Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2015 (File No. 001-36708)).

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