Form 10-K
period 2015-12-31
COMMUNICATIONS SALES & LEASING, INC.
filed 2016-03-07
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 001-36708

COMMUNICATIONS SALES & LEASING, INC.

(Exact name of Registrant as specified in its Charter)

Maryland	46-5230630
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10802 Executive Center Drive Benton Building Suite 300 Little Rock, Arkansas	72211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 850-0820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) of this chapter is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2015, was $2,403,811,314.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2016 was 150,511,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2016 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: the benefits and tax treatment of the Spin-Off; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the impact and timing of the pending acquisition of PEG Bandwidth, LLC; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

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

•

the availability of and our ability to identify suitable acquisition opportunities and our ability to acquire and lease the respective properties on favorable terms or operate and integrate the acquired business;

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

•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; the risk that we fail to fully realize the potential benefits of the transaction or have difficulty integrating PEG; the possibility that the terms of the PEG transaction are modified; the risk that the PEG transaction agreements may be terminated prior to expiration; risks related to satisfying the conditions to the PEG transaction, including timing (including possible delays) and receipt of regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may deny approval; and

•

additional factors discussed in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

Forward-looking statements speak only as of the date of this Annual Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

PART I

Item 1. Business.

The Company

Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014 as a subsidiary of Windstream Holdings, Inc. (“Windstream Holdings” and, together with its consolidated subsidiaries “Windstream”). On April 24, 2015, CS&L was separated and spun-off from Windstream (the “Spin-Off”) and, in connection therewith, Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to CS&L.  In the Spin-off, Windstream distributed approximately 80.4% of the total outstanding common stock of CS&L to existing stockholders of Windstream Holdings in a tax-free spin-off.  Windstream retained the remaining 19.6% of CS&L shares.

We incurred approximately $3.65 billion in long-term debt in connection with the Spin-Off, consisting of approximately $1.51 billion of notes and approximately $2.14 billion in term loans under our senior secured credit facilities. Our senior secured credit facilities also include a $500 million revolving credit facility, which is undrawn as of the date of this Annual Report. Immediately after the Spin-Off, we and Windstream Holdings entered into a long-term exclusive triple-net-lease agreement (“the Master Lease”), under which Windstream Holdings leases the Distribution Systems.  We intend to elect on our U.S. federal income tax return for the taxable year ended December 31, 2015 to be treated as a real estate investment trust (“REIT”).

Recent Developments

On January 7, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire PEG Bandwidth, LLC (“PEG”).  PEG is a leading provider of infrastructure solutions including cell site backhaul and dark fiber for telecom carriers and enterprises.  PEG has an extensive fiber network consisting of over 300,000 strand miles in the Northeast / Mid Atlantic, Illinois and South Central regions of the U.S. Upon closing, the PEG transaction will diversify our portfolio and is expected to contribute approximately 10% consolidated annualized revenues. The purchase price for all outstanding equity interests of PEG is valued at $409 million, subject to adjustment, and will include $315 million of cash, issuance of one million shares of the Company’s common stock, and the issuance of 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock. The transaction is subject to regulatory approvals and other customary terms and conditions. At the closing of the transaction, which we anticipate will occur in April 2016, our board of directors will increase the number of directors serving on the board by one director and will nominate an individual designated by PEG Holdings (and reasonably acceptable to CS&L) to fill the newly created vacancy.

Business

We are an internally managed real estate investment trust engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. We currently own 3.6 million fiber strand miles, 230,800 route miles of copper, and other property across 29 states.  Presently, our primary source of revenue is rental revenues from leasing the Distribution Systems to Windstream Holdings under the Master Lease.

We expect to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including, (i) Sale Leaseback Transactions, whereby we acquire existing infrastructure assets from communication service providers and lease them back on a long-term basis; (ii) Whole Company Acquisitions, which may include the use of one or more taxable REIT subsidiaries (each, a "TRS"), which are permitted under the tax laws to acquire non-REIT operating businesses and assets; (iii) Capital Investment Financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iv) Mergers and Acquisitions Financing, whereby we facilitate mergers and acquisition ("M&A") transactions as a capital partner.

We have the flexibility to create tax-efficient, tailored solutions for communication service providers seeking to monetize or invest in their communication infrastructure assets or seeking to fund acquisitions in the communication service sector. We believe the opportunities afforded by this flexibility will assist us in diversifying away from the single tenant model we operate under today. In addition, our ability to make acquisitions and operate assets in a TRS will allow us to seize upon market trends and further diversify our holdings. We believe our existing liquidity and REIT structure will provide us with access to capital at attractive costs to pursue these transactions.

We conduct the Consumer CLEC Business through Talk America Services, LLC, an indirect, wholly-owned subsidiary of CS&L ("Talk America"). Talk America provides local telephone, high-speed Internet and long distance service to approximately

46,000 customers principally located in 17 states across the eastern and central United States. CS&L and Talk America have jointly elected for Talk America to be treated as a TRS for federal income tax purposes. As a TRS, Talk America generally may provide services and engage in activities that we may not engage in directly without adversely affecting our qualification as a REIT.

For the period April 24, 2015 to December 31, 2015, we had revenues of $476.3 million, net income available to common shareholders of $23.7 million, Funds From Operations (“FFO”) of $259.8 million and Adjusted Funds From Operations (“AFFO”) of $267.1 million. Both FFO and AFFO are non-GAAP financial measures, which we use in our analysis of our results. Refer to Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information regarding these non-GAAP measures. We manage our operations in two reportable business segments: Leasing and Consumer CLEC.  Our Leasing segment represents our REIT operations and corporate expenses not directly attributable to the Consumer CLEC segment. The Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business.  Detailed information about our segments can be found in Note 11 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

Industry

CS&L is the first and only REIT primarily focused on the acquisition and construction of mission critical infrastructure in the communications industry. We believe we will benefit from this first mover competitive advantage as we seek to grow and diversify our portfolio and tenant base.

We believe we are well positioned to take advantage of favorable Internet, data, and wireless growth trends driving ongoing demand for bandwidth infrastructure and communication sites, and to be an active participant in the consolidation of the telecommunications industry. The growth and expansion of wireless services, cloud-based computing, video, mobile and social media applications, machine-to-machine connectivity, and other bandwidth-intensive applications, continues to drive rapidly increasing consumption of bandwidth on a global basis. This growth in consumption requires the support of robust communications infrastructure, of which fiber networks and communications towers are critical components. We believe this considerable demand creates tremendous opportunities for us as an acquirer and operator, and as a funding source for operators looking to capitalize on these trends through build outs and/or acquisitions of infrastructure assets.

There is a large universe of potential partners and/or acquisition targets in the fragmented telecom industry. These include:

•	Fiber Network Providers: Over 2,000 independent small companies that may build fiber and copper networks to capitalize on the wireless backhaul and broadband demand.

•	Wireless Tower Operators: National wireless carriers who have demonstrated a willingness to lease, and not own, thousands of wireless towers operated by them.

•	Ground Lease Lessors: Multitudes of third parties owning the land where communications infrastructure assets are located who may desire to monetize the underlying ground lease.

•

Other Partners: Data center owners, wireline providers with large copper/coaxial networks, with millions of access lines, requiring upgrades to remain competitive in the market and non-traditional buyers of communication networks looking to capitalize on the large growth in demand for data bandwidth.

We benefit from a large universe of potential existing operator counterparties, which provides us with the opportunity to:

•

Acquire additional communication service assets through sale leaseback transactions or other transactions: There are approximately 186 million fiber route miles worldwide, 124,700 existing cell towers in North America, and 133 million copper / coaxial connections in the United States, according to a 2013 Federal Communications Commission (“FCC”) report. CS&L currently represents less than 2% of these markets.

•

Provide cost-efficient passive funding to telecom providers for network investment or M&A activity: Public telecom companies' aggregate spend on capital expenditures in 2014 was $62 billion according to S&P Capital IQ. In addition, annual fiber investment was approximately $15 billion from 2006 to 2011 as reported by industry research firm CRU Group. Furthermore, announced U.S. telecom M&A activity was $71 billion between May 1, 2014 and May 27, 2015 according to ThomsonOne.

Growth Strategy

Our primary goal is to create long-term shareholder value by (i) generating reliable and growing cash flows, (ii) diversifying our tenant and asset base, (iii) paying a consistent dividend, and (iv) maintaining our financial strength and liquidity. To achieve this goal, we plan to employ a business strategy that leverages our first mover advantage in the sector and our strong access to the capital markets. We intend to pursue investment opportunities that meet our investing and financing objectives where we can earn attractive risk-adjusted rates of return. The key components of our business strategy include:

Acquire Additional Infrastructure Assets Through Sale Leaseback Transactions

We are actively seeking to acquire communications infrastructure assets from communication service providers and lease these assets back to the communication service providers on a long-term basis. We believe this type of transaction benefits the communication service providers with incremental liquidity which can be used to reduce indebtedness or for other investment, while they continue to focus on their existing business. We will employ a disciplined, opportunistic acquisition strategy and seek to price transactions appropriately based on, among other things, growth opportunities, the mix of assets acquired, length and terms of the lease, and credit worthiness of the tenant.

Acquire Whole Companies Leveraging Our TRS Capacity

Under our REIT structure, we have capacity through TRSs to acquire up to 25% of the total REIT asset value in non-REIT operating businesses and assets by way of whole company acquisitions or otherwise, giving us the option to operate the newly acquired business, sell the entire business or sell only the operations of the business and lease the network assets to an operator. This provides us with additional flexibility as we explore opportunities for growth.

Fund Capital Extensions and Improvements of Infrastructure Assets For Existing and New Tenants

We believe the communications infrastructure industry in the U.S. is currently going through an upgrade cycle driven by the consumer's general desire for greater bandwidth and wireless services. These upgrades require significant capital expenditures, and we believe CS&L provides an attractive, non-competitive funding source for communication service providers to help accelerate the expansion of their networks at an attractive cost of capital.

We intend to support our tenant operators and other communication service providers by providing capital to them for a variety of purposes, including capacity augmentation projects, tower construction and network expansions. We expect to structure these investments as lease arrangements that produce additional rents.

Facilitate M&A Transactions in the Communication Service Sector as a Capital Partner

We believe CS&L can provide cost efficient funds to potential acquirors in the communication service sector, and thereby facilitate M&A transactions as a capital partner. The highly fragmented nature of the communication service sector is expected to result in more consolidation, which we believe will provide ample opportunity for CS&L to pursue these types of transactions. Over the last 5 years, there has been approximately $268 billion in telecom-focused M&A volume in the U.S. according to Securities Data Company.

Diversify Tenant Relationships

We are actively pursuing new leasing relationships with potential tenants and communication service providers in order to expand our mix of tenants and other real property and, in doing so, to reduce our concentration with Windstream. We expect that this objective will be achieved over time as part of our overall strategy is to acquire new distribution systems and other real property within the communications infrastructure industry to further diversify our overall portfolio. Once closed, we anticipate revenues generated by PEG will represent approximately 10% of our consolidated annualized revenues.

Maintain Balance Sheet Strength and Liquidity

We seek to maintain a capital structure that provides the resources and financial flexibility to position us to capitalize on strategic growth opportunities. Our access to, and cost of, external capital is dependent on various factors, including general market conditions, credit ratings on our securities, interest rates and expectations of our future business performance. We intend to maintain a strong balance sheet through disciplined use of leverage, striving to lower our relative cost of capital over time, and continuing to have access to multiple sources of capital and liquidity. As of December 31, 2015, we had approximately $642.5 million of liquidity, consisting of unrestricted cash and cash equivalents of $142.5 million and $500 million of unused borrowing availability under our revolving credit facility. All of our debt is either fixed rate debt, or floating rate debt that we have fixed through the use of interest rate swaps.

Competition

We compete for investments in the communications industry with telecommunications companies, investment companies, private equity funds, hedge fund investors, sovereign funds and other REITs who focus primarily on specific segments of the communications infrastructure industry. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have. However, we believe that the Spin-Off has given us a competitive edge and positioned us to identify and successfully capitalize on acquisition opportunities that meet our investment objectives.

In addition, revenues from our network properties are dependent, to an extent, on the ability of our operating partners, like Windstream, to compete with other communication service providers. The communications infrastructure industry is characterized by a high degree of competition among a large number of participants, including many local, regional and global corporations. Not only is competition seen in the communication distribution systems business, but also in any means by which information is transferred.

We believe that we have significant competitive advantages that support our leadership position in owning, funding the construction of and leasing communications infrastructure, including:

First Mover Advantage; Uniquely Positioned to Capitalize on Expansion Opportunities

We are the first and only REIT primarily focused on acquisition and construction of mission critical infrastructure in the communications industry. We believe this provides us with a significant first mover competitive advantage to capitalize on the large and fragmented telecom infrastructure industry. Additionally, we believe our position, scale and national reach will help us achieve operational efficiencies and support future growth opportunities.

Large Scale Anchor Tenant; Stable Rent Revenues

We believe the assets we lease to Windstream under the Master Lease are critical for Windstream to successfully run its business and operations. Windstream, as our anchor tenant, provides us with a base of stable and highly predictable rent revenues as an initial platform for us to grow and diversify our portfolio and tenant base.

Windstream is a publicly-traded company that provides advanced network communications, including cloud computing and managed services, to businesses nationwide. Windstream also offers broadband, phone and digital TV services to consumers primarily in rural areas. Windstream continues to operate the Distribution Systems, hold the associated regulatory licenses and own and operate other assets, including distribution systems in select states not included in the Spin-Off.

Windstream has a diverse customer base, encompassing enterprise and small business customers, carriers and consumers. The Distribution Systems assets that we lease to Windstream are located in 29 different states across the continental United States. The properties in any one state do not account for more than 20% of the total route miles in our network. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.

Windstream is subject to the reporting requirements of the SEC, which include the requirements to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Windstream's filings with the SEC can be found at www.sec.gov. Windstream's filings are not incorporated by reference into this Annual Report.

Strong Relationships with Communication Service Providers

Members of our management team have developed an extensive network of relationships with qualified local, regional and national communication service providers across the United States. This extensive network has been built by our management team through decades of operating experience, involvement in industry trade organizations and the development of banking relationships and investor relations within the communications infrastructure industry. We believe these strong relationships will allow us to effectively source investment opportunities from communication service providers other than Windstream. We intend to work collaboratively with our operating partners in providing expansion capital at attractive rates to help them achieve their growth and business objectives. We will seek to partner with communication service providers who possess local market knowledge, demonstrate hands-on management and have proven track records.

Experienced and Committed Management Team

Our senior management team is comprised of veteran leaders with strong backgrounds in their respective disciplines. As a result of extensive public company experience, our senior management team has over [70] years of combined experience in managing telecommunications operations, consummating mergers and acquisitions and accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.

Insurance

We maintain, or will require in our leases, including the Master Lease, that our tenants maintain, all applicable lines of insurance on our properties and their operations. Under the Master Lease, Windstream has the right to self-insure or use a captive provider with respect to its insurance obligations. We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants are customary for similarly situated companies in the telecommunications industry. However, we cannot assure you that our tenants will maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us. We also cannot assure you that we will continue to require the same levels of insurance coverage under our leases, including the Master Lease, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers.

Employees

At December 31, 2015, we had 37 full-time employees, none of whom are subject to a collective bargaining agreement.

Significant Customers

Currently all of our leasing revenues are derived from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease.

Government Regulation, Licensing and Enforcement

As operators of telecommunications facilities, Windstream and any future tenants of our telecommunications assets are typically subject to extensive and complex federal, state and local telecommunications laws and regulations. The FCC regulates interstate matters, and state public utility commissions ("PUCs") regulate intrastate matters. These regulations are wide-ranging and can subject our tenants to civil, criminal and administrative sanctions. We expect that the telecommunications industry, in general, will continue to face increased regulation. Changes in laws and regulations and reimbursement enforcement activity and regulatory non-compliance by our tenants could have a significant effect on their operations and financial condition, which in turn may adversely affect us, as detailed below and set forth under "Risk Factors—Risks Related to Our Business."

The following is a discussion of certain laws and regulations generally applicable to operators of our telecommunications facilities, and in certain cases, to us.

Windstream and similarly situated wireline carriers are subject to federal and state regulations that limit their pricing flexibility for regulated voice and high-speed Internet products, subject them to service quality, service reporting and other obligations and expose them to the reduction of revenue from changes to the universal service fund, the intercarrier compensation system, or access to interconnection with competitors' facilities. PUCs have jurisdiction over local and intrastate services, including, to some extent, the rates that carriers charge and service quality standards. The FCC has primary jurisdiction over interstate services, including the rates that carriers charge other telecommunications companies that use a carrier's network and other issues related to interstate service. In some circumstances, these regulations restrict the carrier's ability to adjust rates to reflect market conditions and may affect the ability of our tenants to compete and respond to changing industry conditions.

Talk America operates the Consumer CLEC Business as a reseller of telecommunication services pursuant to the Wholesale Master Services Agreement. In almost all cases, Windstream does not own the underlying telecommunication facilities required to support the Consumer CLEC Business, rather it is a reseller of facility-based services pursuant to wholesale interconnection agreements with the third party carriers who own the underlying telecommunication facilities. Talk America is regulated as a CLEC in each state where it has Consumer CLEC Business customers. These CLEC certifications subject Talk America to regulations requiring it to file and maintain tariffs for the rates charged to its Consumer CLEC Business customers for regulated services and to comply with service quality, service reporting and other obligations. Talk America's ability to operate the Consumer CLEC Business is dependent on existing telecommunication regulations that allow access to such underlying facilities of other carriers at reasonable rates.

We believe that we have structured the operations for our core real estate business in a manner that will not require us to become regulated as a public utility or common carrier by the FCC or PUCs.

Future revenues, costs and capital investment in the communication businesses of Windstream, Talk America and other carriers could be adversely affected by material changes to, or decisions regarding applicability of, government requirements, including, but not limited to, changes in rules governing intercarrier compensation, interconnection access to network facilities, state and federal universal service fund (“USF”) support and other pricing and requirements. Federal and state communications laws may be amended in the future, and other laws may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have.

In addition, these regulations could create significant compliance costs for us. Delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and conditions imposed in connection with such approvals could adversely affect the rates that we are able to charge our customers. The business of Windstream, Talk America, and future tenants also may be affected by legislation and regulation imposing new or greater obligations related to, for example, assisting law enforcement, bolstering homeland and cyber-security, protecting intellectual property rights of third parties, minimizing environmental impacts, protecting customer privacy, or addressing other issues that affect the business of our tenants.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect telecommunications operations and facilities. These complex laws, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal, state and local laws may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal property damages and the owner's liability therefore could exceed or impair the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral, which, in turn, could reduce revenues.

Available Information

Our principal executive offices are located at 10802 Executive Center Drive, Benton Building Suite 300, Little Rock, AR 72211 and our telephone number is (501) 850-0820. We maintain a website at www.cslreit.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Our Exchange Act filings can also be found at www.sec.gov.

Current copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Whistleblower Policy, and the charters for our Audit, Compensation and Governance Committees are posted in the Corporate Governance section of the Investors page of our website at www.cslreit.com.

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

Some of our tenants may be operators of telecommunications assets that must be licensed under applicable state and federal laws. Prior to the transfer of the rights to use our real property to successor operators, the new operator generally must become licensed under state and federal laws. If an existing lease is terminated or expires and a new tenant is found, then any delays in the new tenant receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, may prolong the period during which we are unable to collect the applicable rent. The Master Lease with Windstream provides that if it is terminated and we find a new tenant but cannot obtain regulatory approvals, Windstream would continue as the tenant for a period of time pursuant to a management agreement, although such arrangement would only be temporary and at a higher cost.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.

As of December 31, 2015, we had outstanding long term indebtedness of approximately $3.65 billion consisting of a combination of senior notes and term loans. Additionally, we have entered into a revolving credit facility in an aggregate principal amount of up to $500 million (which was undrawn as of December 31, 2015), provided by a syndicate of banks and other financial institutions. Although our debt agreements restrict the amount of our future indebtedness, we may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without shareholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.

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

The agreements governing our indebtedness, including the indentures and our senior secured credit facilities, contain customary covenants, which may limit our operational flexibility. The indentures have terms customary for high yield senior notes, including covenants relating to debt incurrence, liens, restricted payments, asset sales, transactions with affiliates, and mergers or sales of all or substantially all of our assets, and customary provisions regarding optional redemption and events of default. Our credit agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, our ability to grant liens on assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. The credit agreement also contains customary events of default and requires us to comply with specified financial maintenance covenants. Breaches of certain covenants may result in defaults and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. In addition, defaults under the Master Lease, including defaults associated with the bankruptcy of the tenant or the termination of the Master Lease, may result in cross-defaults under certain of our indebtedness.

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

The Master Lease requires, and we expect that new lease agreements that we enter into will require, that the tenant maintain comprehensive insurance and hazard insurance or self-insure its insurance obligations. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of information in the event of cyber-attacks. Physical or electronic break-ins, computer viruses, attacks by hackers and similar security breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

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

To preserve the tax-free treatment to Windstream of the Spin-Off, for the two-year period following the Spin-Off, we may be prohibited, except in specific circumstances, from taking certain actions, including: (1) entering into any transaction pursuant to which all or a portion of our stock would be acquired, whether by merger or otherwise, (2) issuing equity securities beyond certain thresholds, or (3) repurchasing our common stock. In addition, we are prohibited from taking or failing to take any other action that prevents the Spin-Off and related transactions from being tax-free.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business or to raise additional equity financing to fund debt source needs.

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

Our financial information prior to the Spin-Off may not be a reliable indicator of future results.

Our historical financial data may not reflect our business, financial position or results of operations had we been an independent, publicly-traded company during the periods presented, or what our business, financial position or results of operations will be in the future. Prior to the Spin-Off, our business was operated by Windstream as part of one corporate organization and not operated as a stand-alone company. Because the Distribution Systems and Consumer CLEC Business assets that comprise our business were not acquired by us until immediately prior to the Spin-Off, there are no historical financial statements for CS&L, and our historical financial statements are not indicative of our results of operations and financial condition following the Spin-Off. Significant changes have and will continue to occur in our cost structure, financing and business operations as a result of our operation as a stand-alone company and our transactions with Windstream that have not existed historically, including the Master Lease and an estimated $20 to $25 million of incremental general and administrative expenses that we expect to incur annually.

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

A court could deem the Spin-Off of our common stock or certain internal restructuring transactions undertaken by Windstream in connection therewith to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the transactions or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to Windstream some or all of the shares of our common stock issued in the distribution, or require us to fund liabilities of other companies involved in the restructuring transactions for the benefit of creditors. Whether a transaction is a fraudulent conveyance or transfer will vary depending upon the jurisdiction whose law is being applied.

Risks Related to Our Status as a REIT

If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which could reduce the amount of cash available for distribution to our shareholders.

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes starting with our taxable year ending December 31, 2015. We received an opinion of tax counsel to Windstream with respect to our qualification as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of tax counsel represents only the view of such counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Tax counsel has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of tax counsel and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by tax counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

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

Qualification as a REIT involves highly technical and complex provisions of the Code.

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

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (Treasury). Changes to the tax laws affecting REITs or taxable REIT subsidiaries, which may have retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. Accordingly, we cannot provide assurance that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT, the federal income tax consequences of such qualification, the determination of the amount of REIT taxable income or the amount of tax paid by the TRS.

If in any taxable year we fail to remain qualified as a REIT:

•	we would not be allowed a deduction for dividends to stockholders in computing our taxable income; and
•	we would be subject to federal income tax on our taxable income at regular corporate rates, including any applicable alternative minimum tax.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for dividends to our stockholders, which in turn could have an adverse impact on the value of our common stock. In addition, we would be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain statutory provisions. As a result, net income and the funds available for dividends to our stockholders could be reduced for up to five years, which would have an adverse impact on the value of our common stock.

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

Our FFO is currently generated primarily by rents paid under the Master Lease. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax, including the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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

To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets (or 20% after December 31, 2017) can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify any such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because the TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in the TRS will generally not provide any tax benefit, unless such losses are able to be carried back or forward against past or future taxable income in the TRS.

Even if we qualify as a REIT, we could be subject to tax on any unrealized net built-in gains in our assets held before electing to be treated as a REIT.

We own certain appreciated assets that we acquired from Windstream pursuant to the Spin-Off. If we dispose of any such appreciated assets during the five-year period following our qualification as a REIT, we will be subject to tax at the highest corporate tax rates on any gain from such assets to the extent of the excess of the fair market value of the assets on the date that we became a REIT over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We will be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell such appreciated assets in a taxable transaction during the five-year period in which the built-in gain tax applies in order to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we became a REIT. The amount of tax could be significant.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may fluctuate widely.

We cannot predict the prices at which our common stock may trade. The market price of our common stock has fluctuated significantly since it began trading on April 20, 2015 and may continue to fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

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

It is expected that our dividend will be $2.40 per share per annum, subject to approval of our board of directors. In no event will the annual dividend be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors herein. Dividends will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

CS&L and its subsidiaries own approximately 64,200 fiber network route miles, representing approximately 3.6 million fiber strand miles, approximately 230,800 route miles of copper cable lines, central office land and buildings across 29 states and beneficial rights to permits, pole agreements and easements. Below is the summary of the fiber and copper assets that are leased to Windstream Holdings pursuant to the Master Lease, as well as a map showing the geographic distribution of such assets by fiber and copper mileage:

Network Route Miles

State	Fiber	Copper	Total	% of Total
GA	9,400	45,100	54,500	18%
TX	8,000	39,700	47,700	16%
IA	8,200	32,700	40,900	14%
KY	7,500	31,400	38,900	13%
NC	4,000	17,900	21,900	8%
AR	3,000	12,900	15,900	5%
OH	3,200	10,800	14,000	5%
OK	1,500	12,100	13,600	5%
MO	1,200	10,600	11,800	4%
FL	1,500	8,300	9,800	3%
NM	900	5,200	6,100	2%
IL	3,600	—	3,600	1%
AL	600	2,400	3,000	1%
IN	2,600	—	2,600	1%
MI	2,400	—	2,400	1%
WI	2,100	—	2,100	1%
Other	4,500	1,700	6,200	2%
	64,200	230,800	295,000	100%

Item 3. Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Pursuant to the Separation and Distribution Agreement, Windstream has agreed to indemnify us (including our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Windstream's telecommunications business prior to the Spin-Off, and, pursuant to the Master Lease, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided by Windstream to us. While these actions and proceedings are not believed to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on Windstream's business, financial position or results of operations, which, in turn, could have a material adverse effect on our business, financial position or results of operations if Windstream is unable to meet their indemnification obligations.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in the Nasdaq Global Select Market under the symbol “CSAL.” It has been our policy to declare quarterly dividends to common shareholders so as to comply with the provisions governing REITs. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market since our common stock commenced trading on April 20, 2015, and the cash dividends declared per common share:

2015	High	Low	Per Share Declared
Quarter ended March 31	*	*	*
Quarter ended June 30	$34.63	$24.39	$0.4418	(1)
Quarter ended September 30	$24.83	$17.50	$0.60
Quarter ended December 31	$20.93	$16.96	$0.60

* Information not applicable for periods presented or any prior periods

(1)	Per share distribution represents a pro-rata quarterly distribution of $0.60 based upon our spin-date, which was April 24, 2015.

Holders

As of February 29, 2016, the closing price of our common stock was $18.85 per share as reported on the Nasdaq Global Select Market. As of February 23, 2016, we had 150,511,547 outstanding shares of common stock and an approximate 202,343 record holders.

Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the period from April 24, 2015 to December 31, 2015 our common stock distribution per share attributable to 2015 was $1.04, characterized as follows:

Period from
April 24 - December 31, 2015
Ordinary dividends	$0.87
Non-dividend distributions	0.17
Total	$1.04

The following graph shows a comparison from April 20, 2015 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015 of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (S&P 400 Index), and the MSCI US REIT Index. The graph assumes that $100 was invested at the market open on April 20, 2015 and that all dividends were reinvested in the common stock of CS&L, the S&P 400 Index and the MSCI US REIT Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Stockholder Returns

Based on Investment of $100.00 Beginning on April 20, 2015

	4/20/2015	6/30/2015	9/30/2015	12/31/2015
Communications Sales and Leasing, Inc.	$100.00	$89.79	$67.16	$72.33
S&P 400 Index	100.00	98.59	90.21	92.56
MSCI US REIT Index	100.00	92.21	94.11	100.78

Item 6. Selected Financial Data.

The following table sets forth selected financial data for CS&L on a consolidated and combined historical basis as of the dates and for the years indicated.

Prior to April 24, 2015, we did not operate the Consumer CLEC Business separately from Windstream, nor did we commence our leasing business. The selected historical financial data as of December 31, 2014 and 2013 and for the period from January 1, 2015 to April 24, 2015 and the years ended December 31, 2014, 2013 and 2012 has been derived from the audited financial statements of the Consumer CLEC Business and Distribution Systems.

The following should be read in conjunction with the combined financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K.

			Year Ended December 31,
(Thousands, except per share data)	April 24 - December 31, 2015	January 1 - April 24, 2015	2014	2013	2012
Statement of Income Data:
Total revenue(1)	$476,314	$10,149	$36,015	$45,126	$63,478
Interest expense	181,797	*	*	*	*
Net Income applicate to common shareholders	23,718	*	*	*	*
Earnings per common share - basic	0.16	*	*	*	*
Earnings per common share - diluted	$0.16	*	*	*	*
Balance Sheet Data:
Total assets(2)	$2,542,636	*	$2,588,450	$2,704,882	$29,444
Notes and other debt(3)	3,505,228	*	*	*	*
Total shareholders' (deficit) equity(4)	(1,166,906)	*	2,580,565	2,695,223	*
Other Data:
Net cash provided by operating activities	$293,208	*	*	*	*
Net cash used in investing activities	(1,079,442)	*	*	*	*
Net cash provided by financing activities	928,714	*	*	*	*
Dividends paid	156,854	*	*	*	*
Dividends declared per common share	1.64	*	*	*	*
Funds from operations ("FFO")(5)	259,829	*	*	*	*
Diluted FFO per common share	1.73	*	*	*	*
Adjusted funds from operations ("AFFO")(5)	267,077	*	*	*	*
Diluted AFFO per common share	$1.78	*	*	*	*

* Information not applicable for periods presented

(1)	For periods prior to April 24, 2015, amounts represent revenues of the Consumer CLEC Business as an integrated operation within Windstream.
(2)

As of December 31, 2014 and 2013 amounts represent the combined assets of the Consumer CLEC Business and the Distribution Systems.  For the year ended December 31, 2012, amount represents only the Consumer CLEC Business.

(3)	Notes and other debt as of December 31, 2015.
(4)	As of December 31, 2014 and 2013 amounts include the net assets contributed of the Consumer CLEC Business and the Distribution Systems.
(5)	For a more detailed discussion and reconciliation of FFO and AFFO, see “Non-GAAP Financial Measures” in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the period April 24, 2015 to December 31, 2015. Because we were formed in connection with a spin-off from Windstream Holdings on April 24, 2015, year to date financial results discussed in this section cover only a partial year of operations and no year-over-year comparisons are included. This discussion should be read in conjunction with the accompanying audited financial statements, and the notes thereto set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

Company Description

On April 24, 2015, CS&L completed the Spin-Off from Windstream pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business to CS&L and CS&L issued common stock and indebtedness and paid cash obtained from borrowings under CS&L's senior credit facilities to Windstream. In connection with the Spin-Off, we entered into the Master Lease with Windstream, pursuant to which substantially all real property currently owned by CS&L is leased to Windstream Holdings and from which all of CS&L's rental revenues are currently derived.

We are an internally managed real estate investment trust engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. Presently, our primary source of revenue is rental revenues from leasing our Distributions Systems to Windstream Holdings under the Master Lease. We intend to elect to be taxed as a REIT for U.S. federal income tax purposes starting with our taxable year ending December 31, 2015.

The Consumer CLEC Business, which was historically reported as an integrated operation within Windstream, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers. Prior to the Spin-Off, Windstream ceased accepting new residential customers in the service areas covered by the Consumer CLEC Business. Beginning in the fourth quarter, we commenced sales and marketing efforts in select markets to slow customer attrition. We and Talk America have jointly elected to treat the Consumer CLEC Business as a "taxable REIT subsidiary" (“TRS”) effective on the first day of the first taxable year that CS&L qualifies as a REIT.

We expect to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including, (i) Sale Leaseback Transactions, whereby we acquire existing infrastructure assets from communication service providers and lease them back on a long-term triple net basis; (ii) Whole Company Acquisitions, which may include the use of one or more TRSs, which are permitted under the tax laws to acquire non-REIT operating businesses and assets; (iii) Capital Investment Financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iv) Mergers and Acquisitions Financing, whereby we facilitate mergers and acquisition transactions as a capital partner.

Significant Business Developments

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

On January 7, 2016, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire PEG Bandwidth, LLC (“PEG”).  PEG is currently owned by affiliates of Associated Partners, L.P. PEG is a leading provider of infrastructure solutions including cell site backhaul and dark fiber for telecom carriers and enterprises.  PEG has an extensive fiber network consisting of over 300,000 strand miles in the Northeast / Mid Atlantic, Illinois and South Central regions of the U.S. Upon closing, the PEG transaction will diversify our portfolio and is expected to contribute approximately 10% consolidated annualized revenues.

The purchase price for all outstanding equity interests of PEG is valued at $409 million, subject to adjustment, and will include $315 million of cash, issuance of one million shares of the Company’s common stock, and the issuance of 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock.  We intend to fund the cash portion of the transaction through cash on hand and borrowings under our Revolving Credit Facility. The transaction is subject to regulatory approvals and other customary terms and conditions. At the closing of the transaction, which we anticipate will occur in April 2016, our board of directors will increase the number of directors serving on the CS&L board by one director and will nominate an individual designated by an affiliate of Associated Partners (and reasonably acceptable to CS&L) to the board of directors of CS&L.

Components of Income and Results of Operations for the period from April 24, 2015 to December 31, 2015

Revenues

At present, our revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is primarily responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. The Master Lease has an initial term of 15 years with four (4) five-year renewal options and encompasses properties located in 29 states. The rent for the initial term is an annual fixed amount of $650 million during the first three years of the Master Lease. Commencing with the fourth year of the Master Lease and continuing for the remainder of the initial term, rent under the Master Lease is subject to annual escalation of 0.5%. Rental revenues over the 15 year initial term of the Master Lease will be recognized in the financial statements on a straight line basis, representing approximately $667.2 million per year. The Master Lease further provides that tenant funded capital improvements (“TCI’s”), defined as maintenance, repair, overbuild, upgrade or replacement to leased network, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of CS&L upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. For the period from April 24, 2015 to December 31, 2015, we recognized $458.6 million of revenue under the Master Lease, which includes $0.8 million of TCI revenue.

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

In addition to periodic financial statements, pursuant to the Master Lease we are entitled to receive (i) a detailed consolidated budget on an annual basis and any significant revisions approved by Windstream’s board of directors, (ii) prompt notice of any adverse action or investigation by a governmental authority relating to Windstream’s licenses affecting the leased property, and (iii) information we require to comply with our reporting and filing obligations with the SEC. Furthermore, pursuant to the Master Lease, we may inspect the properties leased to Windstream upon reasonable advance notice, and, no more than twice per year, we may require Windstream to deliver an officer’s certificate certifying, among other things, its material compliance with the covenants under the Master Lease, the amount of rent and additional charges payable thereunder, the dates the same were paid, and any other questions or statements of fact we reasonably request.

For the period from April 24, 2015 to December 31, 2015, we recognized $17.7 million of revenue from the Consumer CLEC Business. As of December 31, 2015, we serviced approximately 46,000 customers as compared to 54,000 customers serviced by Windstream at December 31, 2014. The decrease in customers is due to the effects of competition and customer attrition. Beginning in the fourth quarter, we commenced sales and marketing efforts in select markets to slow customer attrition.

Interest Expense

Interest expense for the period from April 24, 2015 to December 31, 2015 totaled $181.8 million, which includes non-cash interest expense of $10.0 million resulting from the amortization of our debt discounts and debt issuance costs. Our interest expense includes the impact of our interest rate swap agreements.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our real estate investments, corporate assets and customer list intangible assets. Charges for depreciation and amortization for the period from April 24, 2015 to December 31, 2015 totaled $238.7 million, which included real estate investment depreciation of $235.9 million, corporate asset depreciation of $0.2 million and intangible asset amortization of $2.6 million.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the period from April 24, 2015 to December 31, 2015, general and administrative costs totaled $11.2 million (representing 2.4% of revenue), which includes $1.9 million of stock-based compensation expense.

CLEC Operating Expense

We are party to a Wholesale Master Services Agreement (“Wholesale Agreement”) and a Master Services Agreement (“Master Services Agreement”) with Windstream related to the Consumer CLEC Business. Under the Wholesale Agreement, Windstream provides us transport services (local and long distance telecommunications service), provisioning services (directory assistance, directory listing, service activation and service changes), and repair services (routine and emergency network maintenance, network audits and network security). Under the Master Services Agreement, Windstream provides billing and collections services to CS&L. Expense associated with the Consumer CLEC Business, for the period from April 24, 2015 to December 31, 2015, primarily related to the Wholesale Agreement ($10.1 million or 2.1% of revenue) and the Master Services Agreement ($1.1 million or 0.2% of revenue), and also included costs arising under the interconnection agreements with other telecommunication carriers.

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

The following table sets forth, for the period from April 24, 2015 to December 31, 2015, revenues and Adjusted EBITDA of our reportable segments:

	Period from April 24, 2015 to December 31, 2015
(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$458,614	$17,700	$476,314
Adjusted EBITDA	449,340	3,957	453,297

Depreciation and amortization	236,177	2,571	238,748
Interest expense			181,797
Acquisition and transaction related costs			5,210
Stock-based compensation			1,934
Income tax expense			738
Net income			$24,870

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

We define "EBITDA" as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define "Adjusted EBITDA" as EBITDA less stock-based compensation expense and the impact, which may be recurring in nature, of acquisition and transaction related expenses, the write-off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as an alternative to net income determined in accordance with GAAP.

Because the historical cost accounting convention used for real estate assets requires the recognition of depreciation expense except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income attributable to common shareholders computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO in accordance with NAREIT's definition. We define AFFO as FFO excluding (i) noncash revenues and expenses such as stock-based compensation expense, amortization of debt discounts, amortization of deferred financing costs, amortization of intangible assets, straight-line rental revenue, and revenue associated with the amortization of TCIs and (ii) the impact, which may be recurring in nature, of the following items: acquisition and transaction related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. We believe that the use of FFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as acquisition and transaction related costs. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance. FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income applicable to common shareholders to FFO and AFFO for the period from April 24, 2015 to December 31, 2015 is as follows:

Period from
(Thousands)	April 24 - December 31, 2015
Net income	$24,870
Depreciation and amortization	238,748
Interest expense	181,797
Income tax expense	738
EBITDA	$446,153
Stock based compensation	1,934
Acquisition and transaction related costs	5,210
Adjusted EBITDA	$453,297

Period from
(Thousands)	April 24 - December 31, 2015
Net income attributable to common shareholders	$23,718
Real estate depreciation and amortization	236,177
Participating securities share in earnings	1,152
Participating securities share in FFO	(1,218)
FFO applicable to common shareholders	$259,829
Amortization of deferred financing costs	4,832
Amortization of debt discount	5,172
Stock-based compensation	1,934
Acquisition and transaction related costs	5,210
Amortization of customer list intangibles	2,571
Straight-line rental revenue	(11,795)
Amortization of tenant funded capital improvements	(753)
Other	77
Adjusted FFO applicable to common shareholders	$267,077

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for income taxes, revenue recognition, useful lives of assets, and the impairment of property, plant and equipment as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

We believe the current assumptions and other considerations used to estimate amounts reflected in our financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our financial statements, the resulting changes could have a material adverse effect on our results of operations and, in certain situations, could have a material adverse effect on our financial condition.

Income Taxes

We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. We intend to make regular quarterly dividend payments of all or substantially all of our income to holders of our common stock, and therefore no provision is required in the accompanying Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”). This enables us to engage in activities that do not result in income that would be qualifying income for a REIT, such as our Consumer CLEC Business. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

We recognize the benefit of tax positions that are "more likely than not" to be sustained upon examination based on their technical merit. The benefit of a tax position is measured at the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If applicable, we will report tax-related penalties and interest expense as a component of income tax expense.

The Company will be subject to a federal corporate level tax (currently 35%) on any gain recognized from the sale of assets occurring within a specified recognition period after the Spin-Off up to the amount of the built in gain that existed on April 24, 2015, which is based on the fair market value of the assets in excess of the Company’s tax basis as of such date.  Recently enacted legislation reduces the applicable recognition period from 10 years to 5 years as of 2016.  The Company has no plans to dispose of the assets it acquired through the Spin-Off within the applicable recognition period.

Revenue Recognition

Leasing revenues are primarily derived from providing access to or usage of leased networks and facilities. Leasing revenues are recognized on a straight-line basis over the initial lease term. Revenues derived from other telecommunications services, including broadband, long distance and enhanced service revenues are recognized monthly as services are provided. Sales of customer premise equipment and modems are recognized when products are delivered to and accepted by customers.

Useful Lives of Assets

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and customer lists intangible assets. Some of our Distribution Systems assets use a group composite depreciation method. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the plant.

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our property, plant and equipment that could materially affect the carrying value of these assets and our future operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $19.9 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $22.4 million per year.

At December 31, 2015, our unamortized customer lists intangible assets totaled $10.5 million. The customer lists are amortized using the sum-of-the-years digits method over their estimated useful lives. A reduction in the average useful lives of the customer lists of one year would have increased the amount of amortization expense recorded in 2015 by approximately $0.4 million.

Impairment of Property, Plant, and Equipment

We continually monitor events and changes in circumstances that could indicate that the carrying amount of our property, plant and equipment may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of those assets through its undiscounted future cash flows and the eventual disposition of the asset. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our property, plant and equipment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the related assets.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities, and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), borrowings under our Credit Agreement, and proceeds from the issuance of debt and equity securities.

As of December 31, 2015, we had approximately $642.5 million of liquidity, consisting of unrestricted cash and cash equivalents of $142.5 million and $500 million of unused borrowing availability under the Revolving Credit Facility

Cash provided by operating activities was $293.2 million for the period from April 24, 2015 through December 31, 2015 driven by favorable changes in working capital, primarily attributable to our leasing activities.

Cash used in investing activities was $1.1 billion for the period from April 24, 2015 through December 31, 2015, due to consideration paid to Windstream for their contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off, ($1.04 billion), and capital expenditures of $44 million, primarily due to the funding of capital expenditures related to the Distribution Systems ($43 million).

Cash provided by financing activities was $928.7 million for the period from April 24, 2015 through December 31, 2015, which primarily represents the proceeds received from the Term Loan Facility of $1.1 billion, partially offset by dividend payments of $156.9 million.

Master Lease

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

Senior Notes

At December 31, 2015, we had outstanding $400.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”) and $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “Senior Notes” and collectively with the Secured Notes, the “Notes”).  The Secured Notes are secured by substantially all of the assets of the Company, CSL Capital and certain of our wholly owned domestic subsidiaries, each of which also guarantees indebtedness under our senior credit facilities (the “Guarantors”), subject to certain exceptions, and are guaranteed by the Guarantors. The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on our ability to pay dividends. The covenants are subject to a number of important and significant limitations, qualifications and exceptions.

The Notes were issued to Windstream as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off, and we did not receive any proceeds from the issuance of the Notes.

Credit Agreement

Our Credit Agreement consists of a $2,140 million senior secured term loan B facility that matures on October 24, 2022 (the “Term Loan Facility”) and a $500 million revolving credit facility that matures on April 24, 2020 (the “Revolving Credit Facility”). The Term Loan Facility bears interest at a rate equal to a Eurodollar rate, subject to a 1.00% floor, plus an applicable margin equal to 4.00%, and is subject to amortization of 1.00% per annum. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio as defined in the Credit Agreement. Borrowings under the Credit Agreement are guaranteed the Guarantors, and are secured by substantially all of the assets of the Company, CSL Capital and the Guarantors, subject to certain exceptions, which assets also secure the Secured Notes. We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to $150 million plus, an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.

The Company transferred $1.04 billion of cash proceeds under our Term Loan Facility to Windstream as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off. After giving effect to the borrowings under the Facilities and the transfer of cash to Windstream, the Company retained net borrowing proceeds of $62.2 million.

Interest Rate Swaps

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

PEG Transaction

On January 7, 2016, we announced that we entered into an agreement to acquire PEG. The purchase price for all outstanding equity interests of PEG is valued at $409 million, subject to adjustment, and will include $315 million of cash, issuance of one million shares of the Company’s common stock, and the issuance of 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock.  We intend to fund the cash portion of the transaction through cash on hand and borrowings under the Revolving Credit Facility.

We will pay cumulative dividends on each share of the Convertible Preferred Stock at a rate of 3.00% per annum on the initial liquidation preference of $1,000 per share. Dividends will accrue and cumulate from the date of issuance and, to the extent that CS&L is legally permitted to pay dividends and its board of directors declares a dividend payable, CS&L will pay dividends quarterly in cash.

Outlook

We anticipate our cash on hand and borrowing availability under our Revolving Credit Facility, combined with our cash flows provided by leasing activities will be sufficient to fund our business operations, debt service and distributions to our shareholders over the next twelve months. However, we may take advantage of opportunities to generate additional liquidity through capital markets transactions. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Contractual Obligations

As of December 31, 2015, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21.4	$42.8	$42.8	$3,532.3	$3,639.3
Interest payments on long-term debt obligations(b)	221.6	440.1	435.8	514.4	1,611.9
Operating leases	0.4	0.8	0.9	—	2.1
Total projected obligations and commitments(c)	$243.4	$483.7	$479.5	$4,046.7	$5,253.3

(a)	Excludes $134.1 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Excludes $5.4 million of derivative liability related to interest rate swaps maturing on October 24, 2022.

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

On January 15, 2016, we paid, to shareholders of record as of the close of business on December 31, 2015, a cash dividend on our common stock of $0.60 per share for the period from October 1, 2015 through December 31, 2015.

Capital Expenditures

We do not anticipate incurring significant capital expenditures on an annual basis in connection with operating our Consumer CLEC Business or related to our corporate assets. For the period from April 24, 2015 through December 31, 2015, we incurred capital expenditures of $1.3 million related to the build-out of our corporate office. Capital expenditures for the Distribution Systems leased under the Master Lease are generally the responsibility of Windstream Holdings. The Master Lease stipulates that Windstream Holdings can request that we fund $50 million of capital expenditures per year for five years (but in no event to extend beyond the end of the sixth year of the Master Lease); however, Windstream cannot require CS&L to make such capital expenditures. If we elect to fund requested capital expenditures, the annual lease payments will be increased by 8.125% of the capital expenditures funded by us during the first two years and at a floating rate based on our cost of capital thereafter.

Separate from the above capital expenditure funding option, Windstream Holdings requested, and we funded $43.1 million of capital expenditures related to the Distribution System on December 29, 2015. Monthly rent paid by Windstream increased in accordance with the Master Lease effective as of the date we provided the funding, which equates to approximately $3.5 million of incremental rent per year.

Off Balance-Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is interest rate risk with respect to our indebtedness. In connection with the Spin-Off, we raised approximately $3.65 billion in long-term debt by the issuance of the Notes and borrowings under the variable rate Term Loan Facility. In addition, we entered into the Revolving Credit Facility in an aggregate principal amount of $500 million, which is undrawn as of the date of this Annual Report on Form 10-K. To manage this exposure, we have entered into interest rate swap agreements in order to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. The interest rate risk for variable rate debt has been mitigated through the interest rate swap agreement, and the interest rate for our remaining debt has a fixed rate, therefore a hypothetical 10% change in interest rates effective at December 31, 2015 would have no material adverse impact on CS&L’s results of operations.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

Item 8. Financial Statements and Supplementary Data.

Communications Sales & Leasing, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Communications Sales & Leasing, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2015 and the related consolidated statements of income, of comprehensive income, of shareholders’ deficit and of cash flows for the period from April 24, 2015 to December 31, 2015 present fairly, in all material respects, the financial position of Communications Sales & Leasing, Inc. and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the period from April 24, 2015 to December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 7, 2016

Communications Sales & Leasing, Inc.

Consolidated Balance Sheet

(Thousands, except par value)	December 31, 2015
Assets:
Real estate investments	$6,093,541
Accumulated depreciation - real estate investments	(3,720,890)
Net real estate investments	2,372,651
Cash and cash equivalents	142,498
Accounts receivable, net	2,083
Customer list intangible assets, net	10,530
Straight-line rent receivable	11,795
Other assets	3,079
Total Assets	$2,542,636
Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$10,409
Accrued interest payable	24,440
Deferred revenue	67,817
Derivative liability	5,427
Dividends payable	90,507
Deferred income taxes	5,714
Notes and other debt	3,505,228
Total liabilities	3,709,542

Commitments and contingencies (Note 12)

Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value, 500,000 shares authorized, 149,862 shares issued and outstanding	15
Additional paid-in capital	1,392
Accumulated other comprehensive loss	(5,427)
Distributions in excess of accumulated earnings	(1,162,886)
Total shareholders' deficit	(1,166,906)
Total Liabilities and Shareholders' Deficit	$2,542,636

The accompanying notes are an integral part of these consolidated financial statements.

Communications Sales & Leasing, Inc.

Consolidated Statement of Income

Period from
(Thousands, except per share data)	April 24 - December 31, 2015
Revenues:
Rental revenues	$458,614
Consumer CLEC	17,700
Total revenues	476,314
Costs and Expenses:
Interest expense	181,797
Depreciation and amortization	238,748
General and administrative expense	11,208
CLEC operating expense	13,743
Acquisition and transaction related costs	5,210
Total costs and expenses	450,706

Income before income taxes	25,608
Income tax expense	738
Net income	24,870
Participating securities' share in earnings	(1,152)
Net income applicable to common shareholders	$23,718

Earnings per common share:
Basic	$0.16
Diluted	$0.16

Weighted-average number of common shares outstanding
Basic	149,835
Diluted	149,835

Dividends declared per common share	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

Communications Sales & Leasing, Inc.

Consolidated Statement of Comprehensive Income

Period from
(Thousands)	April 24 - December 31, 2015
Net income	$24,870
Other comprehensive income:
Unrealized loss on derivative contracts	(5,427)
Comprehensive income	$19,443

The accompanying notes are an integral part of these consolidated financial statements.

Communications Sales & Leasing, Inc.

Consolidated Statement of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at April 24, 2015	-	$-	149,827,214	$15	$-	$-	$2,508,405	$2,508,420
Net income	-	-	-	-	-	-	24,870	24,870
Distributions to Windstream related to Spin-Off	-	-	-	-	-	-	(3,447,879)	(3,447,879)
Other comprehensive loss	-	-	-	-	-	(5,427)	-	(5,427)
Common stock dividends	-	-	-	-	-	-	(247,361)	(247,361)
Equity issuance cost	-	-	-	-	(542)	-	(114)	(656)
Stock-based compensation	-	-	35,245	-	1,934	-	-	1,934
Other	-	-	-	-	-	-	(807)	(807)
Balance at December 31, 2015	-	$-	149,862,459	$15	$1,392	$(5,427)	$(1,162,886)	$(1,166,906)

The accompanying notes are an integral part of these consolidated financial statements.

Communications Sales & Leasing, Inc.

Consolidated Statement of Cash Flows

Period from
(Thousands)	April 24 - December 31, 2015
Cash flow from operating activities
Net income	$24,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,748
Amortization of deferred financing costs	4,832
Amortization of debt discount	5,172
Deferred income taxes	(1,211)
Straight-line rental revenues	(11,795)
Stock-based compensation	1,934
Other	(3)
Changes in:
Accounts receivable	(215)
Other assets	(1,148)
Accounts payable, accrued expenses and other liabilities	32,024
Net cash provided by operating activities	293,208

Cash flow from investing activities
Consideration paid to Windstream Services, LLC	(1,035,029)
Capital expenditures - real estate investments	(43,077)
Capital expenditures - other	(1,336)
Net cash used in investing activities	(1,079,442)

Cash flow from financing activities
Proceeds from issuance of Term Loans	1,127,000
Deferred financing costs	(30,057)
Principal payment on debt	(10,700)
Common stock issuance costs	(656)
Dividends paid	(156,854)
Cash in-lieu of fractional shares	(19)
Net cash provided by financing activities	928,714

Net increase in cash and cash equivalents	142,480
Cash and cash equivalents at beginning of period	18
Cash and cash equivalents at end of period	$142,498

Supplemental cash flow information:
Cash paid for interest	$147,428
Cash paid for income taxes	$1,284

Non-cash investing and financing activities:
Issuance of notes and other debt to Windstream Services, LLC, net of deferred financing costs ($34,681)	$2,412,829
Tenant capital improvements	$68,569
Accrual of dividends declared	$90,507

The accompanying notes are an integral part of these consolidated financial statements.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements

Note 1. Organization and Description of Business

Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014 as a subsidiary of Windstream Holdings, Inc. (“Windstream Holdings” and, together with its consolidated subsidiaries “Windstream”). On April 24, 2015, in connection with the separation and spin-off of CS&L from Windstream (the “Spin-Off”), Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) to CS&L, which it leases back from CS&L pursuant to a long term, triple-net-lease (“the Master Lease”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to CS&L in exchange for certain consideration paid to Windstream. The assets and liabilities of the Distribution Systems and Consumer CLEC Business were recorded in our consolidated financial statements on a carryover basis as of the date of the Spin-Off.

CS&L is a real estate investment trust engaged in the acquisition and construction of mission critical infrastructure in the communications industry. It is principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. It currently own 3.6 million fiber strand miles, 230,800 route miles of copper, and other property across 29 states. Presently, CS&L’s primary source of revenue is rental revenues from leasing the Distribution Systems to Windstream Holdings pursuant to the Master Lease.  CS&L intends to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a real estate investment trust (“REIT”).

The Consumer CLEC Business, which historically has been reported as an integrated operation within Windstream, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers. We have elected to treat the Consumer CLEC Business as a “taxable REIT subsidiary” (“TRS”) effective on the first day of the first taxable year that CS&L qualifies as a REIT.

Note 2. Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of CS&L and its subsidiaries, substantially all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Tenant Capital Improvements – Our lease with Windstream provides that tenant funded capital improvements (“TCI’s”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of CS&L upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2015, the net book value of TCI’s recorded as a component of real estate investments on our Consolidated Balance Sheet was $67.8 million. From the period April 24, 2015 to December 31, 2015 we recognized $0.8 million of revenue and depreciation expense related to TCIs.

Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows. From the period April 24, 2015 to December 31, 2015 no impairment losses were recognized.

Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held at financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less.

Derivative Instruments and Hedging Activities—We account for our derivatives in accordance with FASB ASC 815, Derivatives and Hedging, in which we reflect all derivative instruments at fair value as either assets or liabilities on our Consolidated Balance Sheet. For derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedge instruments as a component of accumulated other comprehensive income. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See Note 5.

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

We evaluate the collectability of straight-line rent receivables and record a provision for doubtful accounts if management believes the receivables to be uncollectible. At December 31, 2015 no allowance was recorded related to our straight-line rent receivable.

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

Stock-Based Compensation—We account for stock-based compensation using the fair value method of accounting. We have determined that our stock-based payment awards granted in exchange for employee services qualify as equity classified awards, which are measured based on the fair value of the award on the date of the grant. The fair value of restricted stock-based payments is based on the market value of our common stock on the date of grant. The fair value of performance-based awards, which have performance conditions, is based on a Monte Carlo simulation. The fair value of all stock-based compensation is recognized over the period during which an employee is required to provide services in exchange for the award. See Note 8.

Income Taxes— We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and we could not

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

To maintain REIT status, we must distribute a minimum of 90% of our taxable income. We intend to make regular quarterly dividend payments of all or substantially all of our income to holders of our common stock, and therefore no provision is required in the accompanying Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat certain subsidiaries as taxable REIT subsidiaries (“TRS”). This enables us to engage in activities that do not result in income that would be qualifying income for a REIT, such as our Consumer CLEC Business. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

We recognize the benefit of tax positions that are "more likely than not" to be sustained upon examination based on their technical merit. The benefit of a tax position is measured at the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If applicable, we will report tax-related penalties and interest expense as a component of income tax expense. We currently have no liabilities for uncertain income tax positions. We have not yet filed our initial corporate tax return and therefore are not yet subject to examination.

The Company will be subject to a federal corporate level tax rate (currently 35%) on any gain recognized from the sale of assets occurring within a specified recognition period after the Spin-Off up to the amount of the built in gain that existed on April 24, 2015, which is based on the fair market value of the assets in excess of the Company’s tax basis as of such date.  Recently enacted legislation reduces the applicable recognition period from 10 years to 5 years as of 2016.  The Company has no plans to dispose of the assets it acquired through the Spin-Off within the applicable recognition period.

Earnings per Share— Outstanding restricted stock awards that contain rights to non-forfeitable dividends are deemed to be participating securities, requiring the application of the two-class method of computing basic and dilutive earnings per share.

Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Dilutive earnings per share includes the weighted average number of common shares and the dilutive effect of restricted stock and performance-based awards outstanding during the period, when such awards are dilutive. See Note 10.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for the asset or liability

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, derivative liabilities, our outstanding notes and other debt, accounts payable and interest payable.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

The following table summarizes the fair value valuation of our financial instruments at December 31, 2015:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
Assets
Cash and cash equivalents	$142,498	$142,498	$—	$—
Accounts and other receivables	2,083	2,083	—	—
Total	$144,581	$144,581	$—	$—

Liabilities
Senior secured notes - 6.00% , due April 15, 2023	$376,000	$—	$376,000	$—
Senior unsecured notes - 8.25%, due October 15, 2023	937,950	—	937,950	—
Senior secured term loan B - variable rate, due October 24, 2022	1,986,198	—	1,986,198	—
Derivative liability	5,427		5,427
Accounts, interest and dividends payable	125,356	125,356	—	—
Total	$3,430,931	$125,356	$3,305,575	$—

The carrying value of cash and cash equivalents, accounts and other receivables, accounts payable and interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $3.64 billion at December 31, 2015, with a fair value of $3.30 billion. The estimated fair value of Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative liabilities are carried at fair value. See Note 5. The fair value of interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both CS&L's own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative liabilities fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative liabilities valuation in Level 2 of the fair value hierarchy.

Concentration of Credit Risks—In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease agreement with Windstream (the “Master Lease”), pursuant to which all real property currently owned by CS&L is leased to Windstream and from which all of CS&L’s rental revenues are currently derived. Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Annual Report on Form 10-K.

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

Recently Issued Accounting Standards—In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). This amendment provides additional guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements. The recognition and measurement guidance for debt issuance costs are not affected. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015; however, early adoption is permitted. We have adopted ASU 2015-03 effective April 24, 2015, and therefore have presented debt issuance costs as a direct deduction from the carrying amount of our debt on our Consolidated Balance Sheet. See Note 7.

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

Note 4. Real Estate Investments

The carrying value of real estate investments is as follows:

(Thousands)	Depreciable Lives	December 31, 2015
Land		$33,386
Building and improvements	3 - 40 years	313,736
Poles	13 - 40 years	228,031
Fiber	7 - 40 years	1,948,192
Copper	7 - 40 years	3,475,987
Conduit	13 - 47 years	89,460
Construction in progress		4,749
		6,093,541
Less accumulated depreciation		(3,720,890)
Net real estate investments		$2,372,651

Depreciation expense related to the real estate investments for the period from April 24, 2015 to December 31, 2015 was $236.0 million.

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

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

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

The following table summarizes the fair value and the presentation in our Consolidated Balance Sheet:

(Thousands)	Location on Consolidated Balance Sheet	December 31, 2015
Interest rate swaps	Derivative liability	$5,427

As of December 31, 2015, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. For the period from April 24, 2015 to December 31, 2015, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $21.7 million. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statement of Income for the period from April 24, 2015 to December 31, 2015 was $16.3 million. For the period from April 24, 2015 to December 31, 2015, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning January 1, 2016, we estimate that $24.1 million will be reclassified as an increase to interest expense.

Note 6. Customer List Intangible Assets

The carrying value of the customer list intangible assets is as follows:

	December 31, 2015
	Gross	Accumulated	Net Carrying
(Thousands)	Cost	Amortization	Value
Customer lists	$34,501	$(23,971)	$10,530

Amortization expense for the customer list intangible assets was $2.6 million for the period from April 24, 2015 to December 31, 2015. Amortization expense is estimated to be $3.3 million in 2016, $2.6 million in 2017, $2.0 million in 2018, $1.4 million in 2019 and $0.9 million in 2020.

Note 7. Notes and Other Debt

Notes and other debt is as follows:

(Thousands)	December 31, 2015
Principal amount	$3,639,300
Less unamortized discount and debt issuance costs	(134,072)
Notes and other debt less unamortized discount and debt issuance costs	$3,505,228

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Notes and other debt at December 31, 2015 consisted of the following:

(Thousands)	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured notes - 6.00% , due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	$400,000	$(6,767)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(50,200)
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	2,129,300	(77,105)
Senior secured revolving credit facility, variable rate, due April 24, 2020	—	—
Total	$3,639,300	$(134,072)

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

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on the ability of CS&L, CSL Capital and our restricted subsidiaries to pay dividends. The covenants are subject to a number of important and significant limitations, qualifications and exceptions. As of December 31, 2015, we were in compliance with all of the covenants under the Notes.

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

We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

$150 million plus, an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. As of December 31, 2015, we were in compliance with all of the covenants under the Credit Agreement.

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

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statement of Income. For the period from April 24, 2015 to December 31, 2015, we recognized $4.8 million of non-cash interest expense related to the amortization of deferred financing costs.

Aggregate annual maturities of our long-term obligations at December 31, 2015 are as follows:

(Thousands)
2016	$21,400
2017	21,400
2018	21,400
2019	21,400
2020	21,400
Thereafter	3,532,300
Total	$3,639,300

Note 8. Stock-Based Compensation

The Company’s Board of Directors adopted the 2015 Equity Incentive Plan (the “Equity Plan”), which is administered by the Compensation Committee of the Board of Directors. Awards issuable under the Equity Plan include incentive stock options, “non-qualified” stock options, stock appreciation rights, performance units and performance shares, restricted shares, and restricted stock units.

In connection with the Spin-Off, the Company issued 538,819 restricted shares and 70,889 performance-based restricted stock units to employees of Windstream in accordance with the terms of the Employee Matters Agreement between the Company and Windstream. Under the Employee Matters Agreement, which governs the compensation and employee benefit obligations of CS&L and Windstream with respect to the current and former employees of each company, employees of Windstream who held equity awards as of the date of the Spin-Off were entitled to receive equity awards of CS&L in the same proportion as if the equity awards had been common shares on the date of the Spin-Off. The CS&L awards issued have the same form and vesting requirements as the underlying Windstream awards. For the purposes of vesting in the CS&L awards, continued service with Windstream is deemed to be continued service with CS&L. We do not recognize any compensation expense in our Consolidated Statement of Income related to these awards, as none of the employees granted awards provide service to CS&L. At December 31, 2015, 420,464 restricted shares and 56,765 performance-based restricted stock units issued to Windstream employees remained outstanding.

Certain employees of CS&L have retained their unvested Windstream awards that were held prior to the Spin-Off. Unrecognized compensation expense related to these awards was $0.1 million at December 31, 2015, and will be amortized to compensation expense in our Consolidated Statement of Income on a straight-line basis over the vesting period. For the period from April 24, 2015 to December 31, 2015, we recognized $197,000 of compensation expense related to these awards, which is recorded in general and administrative expense on our Consolidated Statement of Income.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Restricted Awards

During the period from April 24, 2015 to December 31, 2015, the Company granted 241,140 shares of restricted stock to employees, which had a fair value of $6.2 million as of the date of grant. We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day immediately prior to the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31, 2015, there were 5,303,151 shares available for future issuance under the Equity Plan. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date
Unvested balance April 24, 2015	—	$—
Granted	241,140	$25.82
Forfeited	—	$—
Vested	—	$—
Unvested balance, December 31, 2015	241,140	$25.82

As of December 31, 2015, total unrecognized compensation expense on restricted awards was approximately $4.8 million, and the expense is expected to be recognized over a weighted average vesting period of 2.0 years.

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

On May 29, 2015, we issued 60,970 PSUs equal to 100% of the target amount, with an aggregate value of $1.3 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of the MSCI US REIT Index and a triple-net lease peer group, as defined by the Compensation Committee. Upon evaluating the results of the market conditions, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the period from April 24, 2015 to December 31, 2015, no PSUs were forfeited due to termination of service. The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

	Performance Awards	Weighted Average Fair Value at Grant Date
Unvested balance April 24, 2015	—	$—
Granted	60,970	$21.82
Forfeited	—	$—
Vested	—	$—
Unvested balance, December 31, 2015	60,970	$21.82

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

As of December 31, 2015, total unrecognized compensation expense related to PSUs was approximately $1.1 million, and the weighted-average vesting period was 2.3 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the period from April 24, 2015 to December 31, 2015:

April 24 - December 31, 2015
Expected term (years)	2.9
Expected volatility	26.6%
Expected annual dividend	0.0%
Risk free rate	0.9%

For the period from April 24, 2015 to December 31, 2015, we recognized $1.9 million of compensation expense related to restricted stock awards and performance-based awards, which is recorded in general and administrative expense on our consolidated statement of income.

Note 9. Related Party Transactions

In connection with the Spin-Off, we issued approximately 149.8 million shares of our common stock, par value $0.0001 per share, to Windstream as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business. Windstream Holdings distributed approximately 80.4% of the CS&L shares it received to existing stockholders of Windstream Holdings and retained a passive ownership interest of approximately 19.6% of the common stock of CS&L. As a result of this ownership Windstream is deemed to be a related party. Our consolidated financial statements reflect the following transactions with Windstream.

Revenues – The Company records leasing revenue pursuant to the Master Lease. For the period from April 24, 2015 to December 31, 2015, we recognized leasing revenues of $458.6 million related to the Master Lease, which includes $0.8 million of TCI revenue recognized as a result of upgrades made by Windstream to the Distribution Systems.

General and Administrative Expenses – We are party to a Transition Services Agreement (“TSA”) pursuant to which Windstream and its affiliates provide, on an interim basis, various services, including but not limited to information technology services, payment processing and collection services, financial and tax services, regulatory compliance and other support services. For the period from April 24, 2015 to December 31, 2015, we incurred $0.1 million of expense under the TSA.

CLEC Operating Expenses – We are party to a Wholesale Master Services Agreement (“Wholesale Agreement”) and a Master Services Agreement with Windstream related to the Consumer CLEC Business. Under the Wholesale Agreement, Windstream provides us transport services (local and long distance telecommunications service), provisioning services (directory assistance, directory listing, service activation and service changes), and repair services (routine and emergency network maintenance, network audits and network security). Under the Master Services Agreement, Windstream provides billing and collections services to CS&L. During the period from April 24, 2015 to December 31, 2015 we incurred expenses of $10.1 million and $1.1 million related to the Wholesale Agreement and Master Services Agreement, respectively.

Dividend Payable – At December 31, 2015 there was a $17.6 million dividend payable to Windstream related to the dividend declared on November 6, 2015, based on Windstream ownership of CS&L shares as of the December 31, 2015 record date. This amount was paid to Windstream on January 15, 2016 along with the dividends payable to all common shareholders. In addition, there was $1.7 million accounts receivable from Windstream related to the collection of Consumer CLEC Business revenues, net of amounts owed to Windstream under the Wholesale Agreement and Master Services Agreement recorded in accounts receivable on our Consolidated Balance Sheet.

Landlord Funded Capital Expense – Windstream Holdings requested, and we funded, $43.1 million of capital expenditures related to the Distribution Systems on December 29, 2015. Monthly rent paid by Windstream increased in accordance with the Master Lease effective as of the date we provided the funding, which equates to approximately $3.5 million of incremental rent per year.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

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

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

(Thousands, except per share data)	Period from April 24 - December 31,2015
Basic earnings per share:
Numerator:
Net income	$24,870
Less: Income allocated to participating securities	(1,152)
Net income applicable to common shares	$23,718
Denominator:
Basic weighted-average common shares outstanding	149,835
Basic earnings per common share	$0.16

(Thousands, except per share data)	Period from April 24 - December 31, 2015
Diluted earnings per share:
Numerator:
Net income	$24,870
Less: Income allocated to participating securities	(1,152)
Net income applicable to common shares	$23,718
Denominator:
Basic weighted-average common shares outstanding	149,835
Effect of dilutive non-participating securities	—
Weighted-average shares for dilutive earnings per common share	149,835
Dilutive earnings per common share	$0.16

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

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Selected financial data related to our segments is presented below for the period from April 24, 2015 to December 31, 2015:

	Period from April 24, 2015 to December 31, 2015
(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$458,614	$17,700	$476,314
Adjusted EBITDA	449,340	3,957	453,297

Depreciation and amortization	236,177	2,571	238,748
Interest expense			181,797
Acquisition and transaction related costs			5,210
Stock-based compensation			1,934
Income tax expense			738
Net income			$24,870

Landlord funded and other capital expenditures	44,413	—	44,413

Total assets by business segment as of December 31, 2015 are as follows:

(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Total assets	2,527,915	14,721	2,542,636

Note 12. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

We lease office space under non-cancelable operating leases. Rental expense under operating leases approximated $132,000 for the period from April 24, 2015 to December 31, 2015. Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining lease terms of one year or more, are as follows:

(Thousands)
2016	$365
2017	424
2018	433
2019	442
2020	423
Thereafter	25
Total	$2,112

Pursuant to the Separation and Distribution Agreement, Windstream has agreed to indemnify us (including our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Windstream's telecommunications business prior to the Spin-Off, and, pursuant to the Master Lease, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided by Windstream to us.

Under the terms of the Tax Matters Agreement entered into with Windstream, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, have recorded no such liabilities in our consolidated balance sheet.

Note 13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income by component is as follows for the period from April 24, 2015 to December 31, 2015:

(Thousands)	Changes in Fair Value of Effective Cash Flow Hedge	Total
Beginning balance at April 24, 2015	$—	$—
Other comprehensive loss before reclassifications	(21,682)	(21,682)
Amounts reclassified from accumulated other comprehensive income	16,255	16,255
Ending balance at December 31, 2015	$(5,427)	$(5,427)

Note 14. Income Taxes

We intend to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a REIT and thus have no provision for U.S. federal income tax related to activities of the REIT and its passthrough subsidiaries.  The REIT and certain of its subsidiaries are subject to certain state and local income taxes, franchise taxes, and gross receipts taxes.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

Income tax expense (benefit) for the period ended December 31, 2015 as reported in the accompanying Consolidated Statement of Income was comprised of the following:

(Thousands)	Period from April 24 - December 31, 2015
Current
Federal	$1,208
State	741
Total current expense	1,949

Deferred
Federal	(770)
State	(441)
Total deferred expense	(1,211)
Total income tax expense	$738

A reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

(Thousands)	Period from April 24 - December 31, 2015
U.S statutory rate	35.0%
State taxes, net of federal benefit	1.0%
Benefit of REIT status	(33.0%)
Effective tax rate	3.0%

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The components of the Company's deferred tax assets and liabilities are as follows:

(Thousands)	December 31, 2015
Deferred tax assets:
Deferred revenue	$90
Valuation allowance	-
Deferred tax assets, net of valuation allowance	90

Deferred tax liabilities:
Customer list intangible	(4,045)
Fixed assets	(1,759)
Deferred tax liabilities	(5,804)

Deferred tax asset (liability), net	$(5,714)

The Company has no liability for unrecognized tax benefits or tax-related penalties or interest at December 31, 2015 and does not expect a significant change in the balance of unrecognized tax benefits within the next 12 months.  We have not yet filed tax returns for our initial tax year and therefore are not yet subject to examination.

Note 15. Capital Stock

We are authorized to issue up to 500,000,000 shares of voting common stock and 50,000,000 shares of preferred stock, of which 149,862,459 and 0 shares, respectively, were outstanding at December 31, 2015. We had 350,137,541 shares of voting common stock available for issuance at December 31, 2015.

Note 16. Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the period from April 24, 2015 to December 31, 2015 our common stock distribution per share attributable to 2015 was $1.04, characterized as follows:

Period from
April 24 - December 31, 2015
Ordinary dividends	$0.87
Non-dividend distributions	0.17
Total	$1.04

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Note 17. Future Minimum Rents

Future minimum lease payments to be received, excluding operating expense reimbursements, from tenant under non-cancelable operating leases as of December 31, 2015, are as follows:

(Thousands)
2016	$653,500
2017	653,500
2018	655,678
2019	658,957
2020	662,252
Thereafter	6,342,543
Total	$9,626,430

Note 18. Employee Benefit Plan

We sponsor a defined contribution plan under section 401(k) of the Internal Revenue Code, which covers employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 3% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contribution immediately. Our expense related to the plan recognized for the period April 24, 2015 to December 31, 2015 was $67,574.

We sponsor a deferred compensation plan. The plan is established and maintained by the Company primarily to permit certain management or highly compensated employees of the Company and its subsidiaries, within the meaning of Section 301(a) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to defer a percentage of their compensation. The plan is an unfunded deferred compensation plan intended to qualify for the exemptions provided in, and shall be administered in a manner consistent with Section 201, 301 and 401 or ERISA and Section 409A of the Internal Revenue Code of 1986, as amended.

Note 19. Subsequent Events

On January 7, 2016, we announced that we entered into an agreement to acquire PEG Bandwidth, LLC (“PEG”).  PEG is a provider of infrastructure solutions including cell site backhaul and dark fiber for telecom carriers and enterprises.  PEG has an extensive fiber network in the Northeast / Mid Atlantic, Illinois and South Central regions of the U.S.

The purchase price for all outstanding equity interests of PEG is valued at $409 million, subject to adjustment, and will include $315 million of cash, issuance of one million shares of the Company’s common stock, and the issuance of 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock (the “Convertible Preferred Stock”).  The Company intends to fund the cash portion of the transaction through cash on hand and borrowings under the Revolving Credit Facility. Closing is expected to occur in April 2016.

We will pay cumulative dividends on each share of the Convertible Preferred Stock at a rate of 3.00% per annum on the initial liquidation preference of $1,000 per share. Dividends will accrue and cumulate from the date of issuance and, to the extent that CS&L is legally permitted to pay dividends and its board of directors declares a dividend payable, CS&L will pay dividends quarterly in cash.

At the closing of the transaction, we will file with the State Department of Assessments and Taxation of Maryland Articles Supplementary (the “Articles Supplementary”) to CS&L’s Articles of Amendment and Restatement setting out the form and terms of the Convertible Preferred Stock. Each share of Convertible Preferred Stock will automatically convert on a date that will be approximately eight years following the initial issue date, if not earlier converted, repurchased or redeemed. Prior to a date that will be approximately three years following the initial issue date, the Convertible Preferred Stock will be convertible only upon the occurrence of specified events set forth in the Articles Supplementary. Thereafter, holders may convert their Convertible Preferred Stock at any time. We will settle conversions of the Convertible Preferred Stock by paying or delivering, as the case may be, cash, common stock or a combination thereof, at its election. Upon any conversion, we will deliver consideration per share of Convertible Preferred Stock worth the greater of the liquidation preference and the value of a number of shares of common stock equal to the conversion rate of 28.5714 shares of common stock (which is subject to adjustment for certain dilutive events). If, upon any conversion, we elect to satisfy such conversion with shares of common stock (in whole or in part), the number of shares of common

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

stock issuable by CS&L per share of Convertible Preferred Stock will be capped at 19.9% of our outstanding share count as of the initial issue date, divided by the 87,500 shares of Convertible Preferred Stock issued (the “Share Cap”) and, in a mandatory conversion at maturity, CS&L must pay cash in respect of any shares of common stock not delivered as a result of the Share Cap.

Note 20. Supplemental Guarantor Information

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

We have determined that certain immaterial misclassifications existed in the condensed consolidating balance sheet as of September 30, 2015 and condensed consolidating statement of cash flows for the period from April 24, 2015 to September 30, 2015, which impacted only CS&L, CSL Capital and the Guarantors with applicable offsetting adjustments in Eliminations.  These misclassifications had no impact to the condensed consolidating statement of comprehensive income for the period from April 24, 2015 to December 31, 2015.  In the condensed consolidating balance sheet as of September 30, 2015, (1) the affiliate receivable balance for the Guarantors should have been zero and total shareholders deficit should have been reduced by $68.7 million to $2,042 million; (2) the investment in consolidated subsidiaries and total shareholders’ deficit balances for CSL Capital should have been reduced by $68.7 million to $2,570 million and $1,002 million, respectively; (3) the affiliate payable balance for CS&L should have been zero and investment in consolidated subsidiaries should have been reduced by $68.7 million to $2,570 million; and (4) all with equal and offsetting adjustments made in the Eliminations column. In the condensed consolidating statement of cash flows for the period from April 24, 2015 to September 30, 2015, net cash provided by operating activities for the Guarantors should have been increased by $68.8 million to $278.3 million, with an offsetting decrease of $68.8 million to net cash provided by financing activities for the Guarantors. The condensed consolidating statement of cash flows for the period from April 24, 2015 to December 31, 2015 presented below includes the impact of these revisions.

In addition, we determined that certain immaterial misclassifications existed in the condensed consolidating statements of comprehensive income for the period from April 24, 2015 to June 30, 2015, the quarter ended September 30, 2015 and the period from April 24, 2015 to September 30, 2015, which impacted only CS&L with applicable offsetting adjustments in the Eliminations column.  For the period from April 24, 2015 to June 30, 2015, earnings from consolidated subsidiaries, net income and comprehensive income of CS&L should have been increased from $8.6 million, ($40.5) million, and $(11.9) million to $57.4 million, $8.3 million, and $36.9 million, respectively.  For the quarter ended September 30, 2015, earnings from consolidated subsidiaries, net income, and comprehensive income of CS&L should have been increased from $10.2 million, ($57.1) million, and ($99.7) million to $76.7 million, $9.4 million, and ($33.1) million, respectively.  For the period from April 24, 2015 to September 30, 2015, earnings from consolidated subsidiaries, net income, and comprehensive income of CS&L should have been increased from $18.8 million, ($97.6) million, and ($111.6) million to $134.1 million, $17.7 million, and $3.7 million respectively.  The condensed consolidating statement of comprehensive income for the period from April 24, 2015 to December 31, 2015 presented below includes the impact of these revisions.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

The following information summarizes our Consolidating Balance Sheet as of December 31, 2015, Consolidating Statements of Comprehensive Income for the period from April 24, 2015 to December 31, 2015, and the Consolidating Statement of Cash Flows for the period April 24, 2015 to December 31, 2015:

	Condensed Consolidating Balance Sheet As of December 31, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate investments, net of accumulated depreciation	$—	$—	$1,839,603	$533,048	$—	$2,372,651
Cash and cash equivalents	17	—	140,197	2,284	—	142,498
Accounts receivable, net	—	—	474	1,609	—	2,083
Affiliate receivable	—	—	151	—	(151)	—
Customer list intangible assets, net	—	—	—	10,530	—	10,530
Straight-line rent receivable	—	—	11,795	—	—	11,795
Investment in consolidated subsidiaries	2,458,679	2,458,679	11,235	—	(4,928,593)	—
Other assets	—	—	2,781	298	—	3,079
Total Assets	$2,458,696	$2,458,679	$2,006,236	$547,769	$(4,928,744)	$2,542,636

Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$—	$—	$9,204	$1,205	$—	$10,409
Accrued Interest payable	24,440	24,440	—	—	(24,440)	24,440
Deferred Revenue	—	—	44,862	22,955	—	67,817
Derivative liability	5,427	5,427	—	—	(5,427)	5,427
Affiliate payable	—	—	—	151	(151)	—
Dividends payable	90,507	—	—	—	—	90,507
Deferred income taxes	—	—	1,677	4,037	—	5,714
Notes and other debt	3,505,228	3,505,228	—	—	(3,505,228)	3,505,228
Total liabilities	3,625,602	3,535,095	55,743	28,348	(3,535,246)	3,709,542

Common Stock	15	—	—	—	—	15
Additional paid-in capital	1,392	—	—	—	—	1,392
Accumulated other comprehensive income	(5,427)	(5,427)	—	—	5,427	(5,427)
Distributions in excess of earnings	(1,162,886)	(1,070,989)	1,950,493	519,421	(1,398,925)	(1,162,886)
Total shareholders' deficit	(1,166,906)	(1,076,416)	1,950,493	519,421	(1,393,498)	(1,166,906)
Total Liabilities and Shareholders' Deficit	$2,458,696	$2,458,679	$2,006,236	$547,769	$(4,928,744)	$2,542,636

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

	Condensed Consolidating Statement of Comprehensive Income For the Period from April 24 - December 31, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental revenues	$—	$—	$458,334	$280	$—	$458,614
Consumer CLEC	—	—	—	17,700	—	17,700
Total revenues	—	—	458,334	17,980	—	476,314
Costs and Expenses:
Interest expense	181,797	181,797	—	—	(181,797)	181,797
Depreciation and amortization	—	—	173,648	65,100	—	238,748
General and administrative expense	1,934	—	9,274	—	—	11,208
CLEC operating expense	—	—	—	13,743	—	13,743
Acquisition and transaction related costs	—	—	5,210	—	—	5,210
Total costs and expenses	183,731	181,797	188,132	78,843	(181,797)	450,706
Earnings (losses) from consolidated subsidiaries	208,601	208,601	—	—	(417,202)	—
(Loss) Income before income taxes	24,870	26,804	270,202	(60,863)	(235,405)	25,608
Income tax expense	—	—	201	537	—	738
Net (loss) income	$24,870	$26,804	$270,001	$(61,400)	$(235,405)	$24,870

Comprehensive (loss) income	$19,443	$21,377	$270,001	$(61,400)	$(229,978)	$19,443

	Condensed Consolidating Statement of Cash Flows For the Period from April 24 - December 31, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by operating activities	$106,332	$—	$426,719	$13,519	$(253,362)	$293,208

Cash flow from investing activities
Consideration paid to Windstream Services	(1,035,029)	—	—	—	—	(1,035,029)
Capital expenditures - real estate investments	—	—	(31,842)	(11,235)	—	(43,077)
Capital expenditures - other	—	—	(1,336)	—	—	(1,336)
Net cash used in investing activities	(1,035,029)	—	(33,178)	(11,235)	—	(1,079,442)

Cash flow from financing activities
Proceeds from issuance of Term Loans	1,127,000	—	—	—	—	1,127,000
Deferred financing costs	(30,057)	—	—	—	—	(30,057)
Principal payment on debt	(10,700)	—	—	—	—	(10,700)
Common stock issuance	(656)	—	—	—	—	(656)
Dividends paid	(156,854)	—	—	—	—	(156,854)
Intercompany transactions, net	—	—	(253,362)	—	253,362	—
Cash in-lieu of fractional shares	(19)	—	—	—	—	(19)
Net cash provided by investing activities	928,714	—	(253,362)	—	253,362	928,714

Net increase in cash and cash equivalents	17	—	140,179	2,284	—	142,480
Cash and cash equivalents, April 24, 2015	—	—	18	—	—	18
Cash and cash equivalents, December 31, 2015	$17	$—	$140,197	$2,284	$—	$142,498

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Note 21. Quarterly Results of Operations (unaudited)

Selected quarterly information for period from April 24, 2015 to December 31, 2015:

	2015
	Period from	Third	Fourth
(Thousands, except per share data)	April 24 - June 30, 2015	Quarter	Quarter
Total revenues	$128,748	$173,634	$173,932
Income before income taxes	8,532	9,671	7,405
Net income	8,301	9,403	7,166
Net income applicable to common shareholders	7,976	8,973	6,769

Basic earnings per common share	$0.05	$0.06	$0.05
Diluted earnings per common share	$0.05	$0.06	$0.05
Dividends declared per common share	$0.44	$0.60	$0.60

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Communications Sales & Leasing, Inc.

We have audited the accompanying special purpose statement of assets contributed and liabilities assumed of the Competitive Local Exchange Carrier (“CLEC”) Business of Windstream Holdings, Inc. as of December 31, 2014, and the related special purpose statements of revenues and direct expenses for the period from January 1, 2015 to April 24, 2015 and for each of the two years in the period ended December 31, 2014. These special purpose financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these special purpose financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the special purpose financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the special purpose financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall special purpose financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying special purpose financial statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note 2 and are not intended to be a complete presentation of CLEC’s assets or liabilities or revenues and expenses.

In our opinion, the special purpose financial statements referred to above present fairly, in all material respects, the assets contributed and liabilities assumed of the CLEC Business of Windstream Holdings, Inc. as of December 31, 2014, and its revenues and direct expenses for the period from January 1, 2015 through April 24, 2015 and for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 7, 2016

Consumer CLEC Business

Statement of Assets Contributed and Liabilities Assumed

(Thousands)	December 31, 2014
Assets:
Accounts receivable (less allowance for doubtful accounts of $104)	$1,912
Customer list intangible assets, net	14,452
Other	301
Total Assets	$16,665
Liabilities:
Advance payments and customer deposits	$1,154
Accrued payroll and commissions	39
Accrued interconnection costs	1,209
Deferred taxes	5,483
Total liabilities	7,885
Net Assets Contributed	$8,780

The accompanying notes are an integral part of these financial statements.

Consumer CLEC Business

Statement of Revenues and Direct Expenses

(Thousands)	For the Period January 1 - April 24, 2015	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Revenues	$10,149	$36,015	$45,126
Direct expenses:
Cost of revenues	5,552	19,060	23,239
Selling, general, and administrative	22	80	121
Amortization	1,283	4,586	5,253
Total direct expenses	6,857	23,726	28,613
Revenues in Excess of Direct Expenses	$3,292	$12,289	$16,513

The accompanying notes are an integral part of these financial statements.

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

Note 2. Basis of Presentation

Subsequent to the Spin-Off, all financial results of the Consumer CLEC Business are reported within the consolidated financial statements of CS&L. The accompanying Statement of Assets Contributed and Liabilities Assumed of the Consumer CLEC Business as of December 31, 2014 and the related Statements of Revenues and Direct Expenses for the period January 1, 2015 to April 24, 2015 (the “Spin Date”), and the years ended December 31, 2014 and 2013 have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC and are not intended to be a complete presentation of the financial position or results of operations of the Consumer CLEC Business. The elements of the financial statements are stated in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures have been condensed or omitted as permitted by the SEC’s rules and regulations. In the opinion of management, all adjustments considered necessary for a fair statement of the results presented have been included. The results of operations for the periods presented are not necessarily indicative of results of the Consumer CLEC Business following the Spin-Off.

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

Accounts Receivable—Accounts receivable consist of trade accounts receivable from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the

Consumer CLEC Business

Notes to Financial Statement – Continued

accompanying Statement of Assets Contributed and Liabilities Assumed. In establishing the allowance for doubtful accounts, management considers a number of factors, including historical collection experience, aging of the accounts receivable balances and current economic conditions. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. The provision for doubtful accounts, which is included in cost of revenues, was $111,000 for the period from January 1, 2015 to Spin Date. For the year ended December 31, 2014, the provision for doubtful accounts was $487,000. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up the Consumer CLEC Business customer base. Due to varying customer billing cycle cut-off, management must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $94,000 at December 31, 2014.

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

Subsequent Events—The accompanying financial statements of the Consumer CLEC Business are derived from the consolidated financial statements of Windstream, which issued its audited consolidated financial statements as of and for the year ended December 31, 2015 on February 25, 2016. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of February 25, 2016. In addition, management has evaluated transactions that occurred as of the issuance of these financial statements on March 7, 2016 for purposes of disclosure of unrecognized subsequent events.

Consumer CLEC Business

Notes to Financial Statement – Continued

Note 4. Customer List Intangible Assets

The carrying value of the customer list intangible assets at December 31, 2014 was as follows:

	December 31, 2014
(Thousands)	Gross Cost	Accumulated Amortization	Net Carrying Value
Customer lists	$34,501	$(20,049)	$14,452

Amortization expense for the customer list intangible assets was $1.3 million for the period from January 1, 2015 to the Spin Date. Amortization expense for the customer list intangible assets was $4.6 million for the year ended December 31, 2014, respectively.

Note 5. Deferred Income Taxes

The significant components of the net deferred tax liability at December 31, 2014 were as follows:

(Thousands)	December 31, 2014
Customer list intangible assets	$(5,523)
Bad debt reserve	40
Deferred income taxes, net	$(5,483)

Deferred tax assets	$40
Deferred tax liabilities	(5,523)
Deferred income taxes, net	$(5,483)

Note 6. Allocations

As described in Note 2, the accompanying Statements of Revenues and Direct Expenses of the Consumer CLEC Business include all direct costs incurred in connection with the operation of the Consumer CLEC Business for which specific identification was practicable. In addition, certain costs incurred by Windstream to operate the Consumer CLEC Business for which specific identification was not practicable have been allocated based on revenues and sales. These allocated expenses are included in “Cost of revenues” and “Selling, general and administrative.”

General and administrative costs incurred by Windstream not directly related to the Consumer CLEC Business have not been allocated to these operations. Costs not allocated include amounts related to executive management, accounting, treasury and cash management, data processing, legal, human resources and certain occupancy costs.

Report of Independent Registered Public Accounting Firm

To the Management of Windstream Holdings, Inc.

In our opinion, the accompanying Windstream Holdings, Inc. Distribution Systems combined balance sheet presents fairly, in all material respects, the financial position of certain telecommunications distribution systems assets of Windstream Holdings, Inc. at December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. The balance sheet is the responsibility of the Company’s management. Our responsibility is to express an opinion on the balance sheet based on our audit. We conducted our audit of this statement in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 12, 2015

Distribution Systems

Combined Balance Sheet

(Millions)	December 31, 2014
Assets:
Property, plant and equipment, net	$2,571.8
Total Assets	$2,571.8

Equity
Invested equity	$2,571.8
Total Equity	$2,571.8

See accompanying notes to the combined balance sheet.

Distribution Systems

Notes to Combined Balance Sheet

1. Separation from Windstream Holdings, Inc. and Description of Transferred Assets

On April, 24, 2015, in connection with the separation and spin-off of Communications Sales & Leasing, Inc. (“CS&L”), from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”), Windstream contributed certain telecommunications network assets, including fiber and copper network and other real estate (the “Distribution Systems”), and a small competitive local exchange carrier (“CLEC”) business to CS&L in exchange for cash, shares of common stock of CS&L and certain indebtedness of CS&L. Windstream Holdings distributed approximately 80.1% of the outstanding common stock of CS&L that it received to existing stockholders of Windstream Holdings in a tax-free spin-off (the “Spin-Off”).

As a result of the Spin-Off, CS&L is a real estate investment trust engaged in the acquisition and construction of mission critical infrastructure in the communications industry.

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

Subsequent Events—The accompanying balance sheet is derived from the consolidated financial statements of Windstream, which issued its audited consolidated financial statements as of and for the year ended December 31, 2015 on February 25, 2016. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of February 25, 2016. In addition, management has evaluated transactions that occurred as of the issuance of these financial statements on March 7, 2016 for purposes of disclosure of unrecognized subsequent events. No additional disclosures are required other than those matters that are reflected within this financial statement.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management is not required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2016 Annual Report on Form 10-K, due to a transition period established by SEC rules applicable to new public companies. As a result, this Annual Report does not address whether there have been any changes in internal control over financial reporting. We intend to include an evaluation of our internal controls over financial reporting in our 2016 Annual Report on Form 10-K.

Item 9B. Other Information.

On March 7, 2016, the Compensation Committee (the “Committee”) of our Board of Directors finalized the Communications Sales & Leasing, Inc. 2016 Short-Term Incentive Plan (the “Plan”), which will be administered by the Committee. The Plan permits the Committee to award and pay performance-based cash bonuses to the Company’s President and Chief Executive Officer, Executive Vice President – Chief Financial Officer and Treasurer, and Executive Vice President – General Counsel and Secretary (the “Eligible Executives”), upon the attainment of certain criteria set forth in the Plan. The Plan is designed to reward and motivate the Company’s executive officers to achieve certain performance goals during 2016 and to promote the alignment of the executive officers’ interests with those of the Company’s stockholders.

In connection with adopting the Plan, the Committee approved awards to each of the Eligible Executives for 2016. The Committee approved the following threshold (i.e., minimum), target and maximum payout opportunities, expressed as a percentage of base salary, that the Eligible Executives are eligible to receive under the Plan:

	2016 Short-Term Incentive Plan Payout Opportunities (as a percentage of base salary)
Name	Threshold	Target	Maximum
Kenneth A. Gunderman President and Chief Executive Officer	75%	150%	225%
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer	50%	100%	150%
Daniel L. Heard Executive Vice President – General Counsel and Secretary	50%	100%	150%

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under Exchange Act in connection with our 2016 annual meeting of stockholders.

We have a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics, titled “Communications Sales & Leasing, Inc. Code of Business Conduct and Ethics,” is available free of charge on our website at www.cslreit.com.  We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our code of ethics by posting such amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under Exchange Act in connection with our 2016 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under Exchange Act in connection with our 2016 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plan as of December 31, 2015:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	5,303,151[1]
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	5,303,151

[1]	Shares available for issuance under the 2015 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under Exchange Act in connection with our 2016 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2015, pursuant to Regulation 14A under Exchange Act in connection with our 2016 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedules

CS&L, Inc Schedule I – Condensed Financial Information of the Registrant (Parent Company) on page S-1 of this report.

CS&L and Subsidiaries Schedule III – Schedule of Real Estate and Accumulated Depreciation on page S-5 of this report.

Index to Exhibits

The exhibits listed in the Index to Exhibits immediately preceding the exhibits are filed herewith in response to this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SALES & LEASING, INC.

Date: March 7, 2016	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	President and Chief Executive Officer	March 7, 2016
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Mark A. Wallace	Executive Vice President – Chief Financial Officer and Treasurer	March 7, 2016
Mark A. Wallace	(Principal Financial Officer)

/s/ J. Blake Schuhmacher	Vice President – Chief Accounting Officer	March 7, 2016
J. Blake Schuhmacher	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	March 7, 2016
Francis X. Frantz

/s/ Jennifer S. Banner	Director	March 7, 2016
Jennifer S. Banner

/s/ David L. Solomon	Director	March 7, 2016
David L. Solomon

Exhibit Index

Exhibit No.	Description
2.1

Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708))

2.2

Agreement and Plan of Merger, dated as of January 7, 2016, by and among Communications Sales & Leasing, Inc., CSL Bandwidth Inc., Penn Merger Sub, LLC, PEG Bandwidth, LLC, PEG Bandwidth Holdings, LLC, and PEG Bandwidth Holdings, LLC, as Unitholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of January 12, 2016 (File No. 001-36708))

3.1

Articles of Amendment and Restatement of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708))

3.2

Amended and Restated Bylaws of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708))

4.1

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.2

Form of 8.25% Senior Note due 2023 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.3

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and as collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

4.4

Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.4 above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.5

Form of Articles Supplementary for 3.00% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of January 12, 2016 (File No. 001-36708))

10.1

Master Lease, entered into as of April 24, 2015, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.2

Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.3

Transition Services Agreement, dated April 24, 2015, by and between Windstream Services, LLC and CSL National, L.P., on behalf of itself and its Affiliates, including Talk America Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.4

Employee Matters Agreement, dated as of April 24, 2015, by and between Windstream Holdings, Inc. and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.5

Intellectual Property Matters Agreement, dated as of April 24, 2015, by and among Windstream Services, LLC, individually and on behalf of its subsidiaries that may hold certain intellectual property as described therein, CSL National, LP, and Talk America Services, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.6

Wholesale Master Services Agreement, dated April 24, 2015, between Windstream Communications, Inc. and Talk America Services, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

Exhibit No.	Description
10.7

Stockholder’s and Registration Rights Agreements, made as of April 24, 2015, by and between Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.8

Master Services Agreement, dated as of April 24, 2015, by and between Windstream Services, LLC, on behalf of itself and its competitive local exchange and interexchange carrier affiliates, and Talk America Services, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.9

Reverse Transition Services Agreement, dated April 24, 2015, by and between Windstream Services, LLC and CSL National, LP, on behalf of itself and its Affiliates, including Talk America Services, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.10

Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.11

Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.12

Employment Agreement between Communications Sales & Leasing, Inc. and Kenneth Gunderman, effective as of February 12, 2015 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 dated and filed with the SEC as of March 12, 2015 (File No. 001-36708))

10.13

Communications Sales & Leasing, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form 10 dated and filed with the SEC as of March 12, 2015 (File No. 001-36708))

10.14

Communications Sales & Leasing, Inc. 2015 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.15

Severance Agreement, dated as of June 1, 2015, by and between Communications Sales & Leasing, Inc. and Mark A. Wallace (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.16

Severance Agreement, dated as of June 1, 2015, by and between Communications Sales & Leasing, Inc. and Daniel L. Heard (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of July 2, 2015 (File No. 333-205450))

10.17

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.18

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.19

Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.20	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of July 2, 2015 (File No. 333-205450))
10.21

Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 13, 2015 (File No. 001-36708))

10.22	Form of Lockup Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of January 12, 2016 (File No. 001-36708))
10.23

Form of Stockholders’ and Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of January 12, 2016 (File No. 001-36708))

21.1*	List of Subsidiaries of Communications Sales & Leasing, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

CS&L, Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Balance Sheet

(Thousands)	December 31, 2015
Assets:
Cash and cash equivalents	$17
Investment in consolidated subsidiaries	2,458,679
Total Assets	$2,458,696

Liabilities and Shareholders' Deficit:
Accrued Interest payable	$24,440
Derivative liability	5,427
Dividends payable	90,507
Notes and other debt	3,505,228
Total liabilities	3,625,602

Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value, 500,000 shares authorized, 149,862 shares issued and outstanding	15
Additional paid-in capital	1,392
Accumulated other comprehensive income	(5,427)
Distributions in excess of earnings	(1,162,886)
Total shareholders' deficit	(1,166,906)
Total Liabilities and Shareholders' Deficit	$2,458,696

See notes to Consolidated Financial Statements of CS&L, Inc. included in Financial Statements and Supplementary Data.

CS&L, Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Statement of Comprehensive Income

Period from
(Thousands)	April 24 - December 31, 2015
Costs and Expenses:
Interest expense	$181,797
General and administrative expense	1,934
Total costs and expenses	183,731
Operating loss	(183,731)
Earnings (losses) from consolidated subsidiaries	208,601
Loss before income taxes	24,870
Income tax expense	-
Net loss	24,870
Comprehensive income	$19,443

See notes to Consolidated Financial Statements of CS&L, Inc. included in Financial Statements and Supplementary Data.

CS&L, Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Statement of Cash Flows

Period from
(Thousands)	April 24 - December 31, 2015
Cash flow from operating activities
Net income (loss)	$24,870
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	4,832
Amortization of debt discount	5,172
Equity in earnings from subsidiaries	(208,601)
Distribution from subsidiaries	253,362
Stock-based compensation	1,934
Changes in:
Accounts payable, accrued expenses and other liabilities	24,763
Net cash provided by operating activities	106,332

Cash flow from investing activities
Consideration paid to Windstream Services	(1,035,029)
Net cash used in investing activities	(1,035,029)

Cash flow from financing activities
Proceeds from issuance of Term Loans	1,127,000
Deferred financing costs	(30,057)
Principal payment on debt	(10,700)
Common stock issuance	(656)
Dividends paid	(156,854)
Cash in-lieu of fractional shares	(19)
Net cash provided by investing activities	928,714

Net increase in cash and cash equivalents	17
Cash and cash equivalents, April 24, 2015	-
Cash and cash equivalents, December 31, 2015	$17

See notes to Consolidated Financial Statements of CS&L, Inc. included in Financial Statements and Supplementary Data.

CS&L, Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Background and Basis of Presentation – On April 24, 2015 Communications Sales and Leasing, Inc. (“CS&L”), along with our wholly owned subsidiary CSL Capital, LLC, co-issued $400 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”) and $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “Senior Notes” and together with the Secured Notes, the “Notes”). The Notes are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities. Accordingly, these condensed financial statements of CS&L have been presented on a “Parent Only” basis. Under this basis of presentation, CS&L’s investment in its consolidated subsidiaries are presented under the equity method of accounting. The condensed parent company financial statements should be read in conjunction with the consolidated financial statements and notes of CS&L and its subsidiaries included in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Communications Sales and Leasing, Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2015

(dollars in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E	Col. F	Col. G	Col. H	Col. I

		Initial cost to company(1)	Cost capitalized subsequent to acquisition(1) (3)		Gross Amount Carried at Close of Period				Life on which Depreciation in Latest Income Statements is Computed
Description	Encumbrances	Distribution Systems	Improvements	Carry Costs	Distribution Systems Total	Accumulated Depreciation	Date of Construction(2)	Date Acquired(2)
Land	$—	(1)	(1)	(1)	$33,386	$(2,319)	(2)	(2)
Building and improvements	—	(1)	(1)	(1)	313,736	(138,660)	(2)	(2)	3 - 40 years
Poles	—	(1)	(1)	(1)	228,031	(167,578)	(2)	(2)	13 - 40 years
Fiber	—	(1)	(1)	(1)	1,948,192	(697,644)	(2)	(2)	7 - 40 years
Copper	—	(1)	(1)	(1)	3,475,987	(2,662,905)	(2)	(2)	7 - 40 years
Conduit	—	(1)	(1)	(1)	89,460	(51,784)	(2)	(2)	13 - 47 years
Construction in progress	—	(1)	(1)	(1)	4,749	—	(2)	(2)

(1) Given the voluminous nature and variety of the Distribution Systems assets, this schedule omits columns C and D from the schedule III presentation.

(2) Because additions and improvements to the Distribution Systems are ongoing, construction and acquisition dates are not applicable.

(3) For the period from April 24, 2015 to December 31, 2015, the amount of capitalized costs related to the Distribution Systems is as follows (millions):

New investments	$43.1
Tenant capital improvements(4)	$68.6

(4) Tenant capital improvements represent, maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature.

Communications Sales and Leasing, Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2015

(dollars in thousands)

2015
Gross amount at beginning	$5,995,376
Additions during period:
Tenant capital improvements	68,569
Redevelopments	43,077
Other	-
Total additions	111,646

Deductions during period:
Cost of real estate sold or disposed	13,481
Other	-
Total deductions	13,481

Balance at end	$6,093,541

2015
Gross amount of accumulated depreciation at beginning	$3,497,598
Additions during period:
Depreciation	235,967
Other	-
Total additions	235,967

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	12,675
Other	-
Total deductions	12,675

Balance at end	$3,720,890