Form 10-Q
period 2016-03-31
COMMUNICATIONS SALES & LEASING, INC.
filed 2016-05-12
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, the registrant had 151,623,214 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

Prior to April 24, 2015, Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) was a wholly-owned subsidiary of Windstream Holdings, Inc. (“Windstream Holdings,” and together with its subsidiaries, “Windstream”). On April 24, 2015, Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”), to CS&L. In exchange, CS&L issued to Windstream (i) approximately 149.8 million shares of its common stock, (ii) $400.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Senior Secured Notes”), (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “Senior Unsecured Notes” and together with the Senior Secured Notes, the “Notes”) and (iv) approximately $2.0 billion in cash obtained from borrowings under CS&L’s senior credit facilities. The contribution of the Distribution Systems and the Consumer CLEC Business and the related issuance of cash, debt and equity securities are referred to herein as the “Spin-Off.” The Spin-Off was effective on April 24, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: the benefits and tax treatment of the Spin-Off; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the impact of the acquisition of PEG Bandwidth, LLC (“PEG”); expectations regarding the closing of the acquisition of certain towers and operating rights from Windstream; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be realized. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to achieve some or all the benefits that we expect to achieve from the Spin-Off;
•

the ability and willingness of Windstream and other current and future customers to meet and/or perform their obligations under any contractual arrangements entered into with us, including master lease arrangements, and any of their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•	the ability of Windstream and other current and future customers to comply with laws, rules and regulations in the operation of the assets we lease to them;
•

the ability and willingness of Windstream and other current and future customers to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant;

•

the availability of and our ability to identify suitable acquisition opportunities and our ability to acquire and lease the respective properties on favorable terms or operate and integrate the acquired business;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to access debt and equity capital markets;
•	the impact on our business or the business of our customers as a result of credit rating downgrades;
•	fluctuating interest rates;
•	our ability to retain our key management personnel;
•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs;
•	covenants in our debt agreements that may limit our operational flexibility;
•	the risk that we fail to full realize the potential benefits of the PEG transaction or have difficulty integrating PEG;

•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Communications Sales & Leasing, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Thousands, except par value)	March 31, 2016	December 31, 2015
Assets:
Real estate investments	$6,127,422	$6,093,541
Accumulated depreciation - real estate investments	(3,806,298)	(3,720,890)
Net real estate investments	2,321,124	2,372,651
Cash and cash equivalents	165,340	142,498
Accounts receivable, net	832	2,083
Intangible assets, net	11,190	10,530
Straight-line rent receivable	16,117	11,795
Other assets	3,312	3,079
Total Assets	$2,517,915	$2,542,636
Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$8,596	$10,409
Accrued interest payable	53,340	24,440
Deferred revenue	99,260	67,817
Derivative liability	45,869	5,427
Dividends payable	90,621	90,507
Deferred income taxes	5,498	5,714
Notes and other debt, net	3,503,642	3,505,228
Total liabilities	3,806,826	3,709,542

Commitments and contingencies (Note 12)

Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 150,034 shares at March 31, 2016 and 149,862 at December 31, 2015	15	15
Additional paid-in capital	3,407	1,392
Accumulated other comprehensive loss	(45,789)	(5,427)
Distributions in excess of accumulated earnings	(1,246,544)	(1,162,886)
Total shareholders' deficit	(1,288,911)	(1,166,906)
Total Liabilities and Shareholders' Deficit	$2,517,915	$2,542,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statement of Income

(unaudited)

Three Months Ended
(Thousands, except per share data)	March 31, 2016
Revenues:
Rental revenues	$168,641
Consumer CLEC	6,034
Total revenues	174,675
Costs and Expenses:
Interest expense	66,049
Depreciation and amortization	86,340
General and administrative expense	5,189
Operating expense	4,707
Transaction related costs	3,910
Total costs and expenses	166,195
Income before income taxes	8,480
Income tax expense	444
Net income	8,036
Participating securities' share in earnings	(355)
Net income applicable to common shareholders	$7,681

Earnings per common share:
Basic	$0.05
Diluted	$0.05

Weighted-average number of common shares outstanding
Basic	149,918
Diluted	149,984

Dividends declared per common share	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statement of Comprehensive Income (Loss)

(unaudited)

Three Months Ended
(Thousands)	March 31, 2016
Net income	$8,036
Other comprehensive (loss) income:
Unrealized loss on derivative contracts	(40,442)
Changes in foreign currency translation	80
Other comprehensive loss	(40,362)

Comprehensive loss	$(32,326)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2015	-	$-	149,862,459	$15	$1,392	$(5,427)	$(1,162,886)	$(1,166,906)
Net income	-	-	-	-	-	-	8,036	8,036
Equity consideration related to Summit Wireless acquisition	-	-	-	-	1,085	-	-	1,085
Other comprehensive loss	-	-	-	-	-	(40,362)	-	(40,362)
Common stock dividends	-	-	-	-	-	-	(90,428)	(90,428)
Net share settlement (Note 9)	-	-	-	-	-	-	(1,266)	(1,266)
Stock-based compensation	-	-	171,785	-	930	-	-	930
Balance at March 31, 2016	-	$-	150,034,244	$15	$3,407	$(45,789)	$(1,246,544)	$(1,288,911)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statement of Cash Flows

(unaudited)

Three Months Ended
(Thousands)	March 31, 2016
Cash flow from operating activities
Net income	$8,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,340
Amortization of deferred financing costs	1,818
Amortization of debt discount	1,946
Deferred income taxes	(216)
Straight-line rental revenues	(4,322)
Stock-based compensation	930
Other	(9)
Changes in:
Accounts receivable	1,307
Other assets	(252)
Accounts payable, accrued expenses and other liabilities	26,123
Net cash provided by operating activities	121,701

Cash flow from investing activities
Acquisition of real estate	(1,347)
Acquisition of business, to include cash acquired	111
Capital expenditures	(77)
Net cash used in investing activities	(1,313)

Cash flow from financing activities
Principal payment on debt	(6,044)
Net share settlement (Note 9)	(1,266)
Dividends paid	(90,314)
Net cash used in financing activities	(97,624)

Effect of exchange rates on cash and cash equivalents	78

Net increase in cash and cash equivalents	22,842
Cash and cash equivalents at beginning of period	142,498
Cash and cash equivalents at end of period	$165,340

Supplemental cash flow information:
Cash paid for interest	$32,850
Cash paid for income taxes	$143

Non-cash investing and financing activities:
Accrual of dividends declared	$90,621
Tenant capital improvements	$32,359
Acquisition of business through equity consideration	$974

The accompanying notes are an integral part of these condensed consolidated financial statements

.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Description of Business

CS&L was incorporated in the state of Maryland on September 4, 2014 as a subsidiary of Windstream. In connection with the the Spin-Off, Windstream and CS&L entered into a long-term, triple-net lease (the “Master Lease”) pursuant to which CS&L leases the Distribution Systems to Windstream. The assets and liabilities of the Distribution Systems and Consumer CLEC Business were recorded in our Condensed Consolidated Financial Statements on a carryover basis as of the date of the Spin-Off.

CS&L is an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. The Company is principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. With the acquisition of PEG Bandwidth LLC, the Company has also become a leading provider of infrastructure solutions to the telecommunications industry. Presently, CS&L’s primary source of revenue is rental revenues from leasing the Distribution Systems to Windstream Holdings pursuant to the Master Lease. CS&L intends to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a REIT.

The Consumer CLEC Business, which was reported as an integrated operation within Windstream prior to the Spin-Off, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers. We have elected to treat Talk America Services, LLC, an indirect, wholly-owned subsidiary of CS&L (“Talk America”), through which we operate the Consumer CLEC Business as a “taxable REIT subsidiary” effective as of the first day of CS&L’s initial REIT tax year.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), filed with the SEC on March 7, 2016. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report. All material intercompany balances and transactions have been eliminated.

Income Taxes—We currently have no liabilities for uncertain income tax positions. We have not yet filed our initial corporate tax return and therefore are not yet subject to examination.

Business Combinations—In accordance with ASC 805, Business Combinations, we apply the acquisition method of accounting for acquisitions meeting the definition of a business combination, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. Any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. The Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed.

Real Property Interests—During the quarter ended March 31, 2016, we initiated a program whereby we acquire real property interests from third parties owning land where communications infrastructure assets are located and who desired to monetize the underlying real property. These real property interests entitle us to receive rental payments from leases on our sites. The financial results of the acquired real property interests are included in the Leasing segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations. During the three months ended March 31, 2016, we invested approximately $1.3 million for the acquisition of real property interests which are recorded into real estate investments on our Condensed Consolidated Balance Sheet.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

Foreign Currency Translation—The financial statements of our international subsidiaries whose functional currency is the local currency are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income in stockholders’ equity.

Recently Issued Accounting Standards—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016. The Company is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09”) ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU 2016-09 on its consolidated financial statements.

Note 3. Business Combinations

On January 22, 2016, we acquired 100% of the outstanding equity of Summit Wireless Infrastructure LLC (“Summit”). Summit builds, owns and operates telecommunication infrastructure serving wireless carriers in Mexico. Consideration given to acquire Summit included performance-based shares of common equity valued at $1.1 million, which will vest in full on the third anniversary of closing subject to Summit meeting certain performance targets, and the assumption of Summit’s existing debt. The financial results of Summit are included in the Leasing segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Note 4. Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements, establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring assets and liabilities at fair values. This hierarchy establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are as follows:

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

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for the asset or liability

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, a derivative liability, our outstanding notes and other debt, and accounts, interest and dividends payable.

The following table summarizes the fair value of our financial instruments at March 31, 2016 and December 31, 2015:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2016
Assets
Cash and cash equivalents	$165,340	$165,340	$-	$-
Accounts and other receivables	832	832	-	-
Total	$166,172	$166,172	$-	$-

Liabilities
Senior secured notes - 6.00%, due April 15, 2023	$388,000	$-	$388,000	$-
Senior unsecured notes - 8.25%, due October 15, 2023	1,023,975	-	1,023,975	-
Senior secured term loan B - variable rate, due October 24, 2022	2,044,302	-	2,044,302	-
Derivative liability	45,869	-	45,869	-
Accounts, interest and dividends payable	152,557	152,557	-	-
Total	$3,654,703	$152,557	$3,502,146	$-

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2015
Assets
Cash and cash equivalents	$142,498	$142,498	$-	$-
Accounts and other receivables	2,083	2,083	-	-
Total	$144,581	$144,581	$-	$-

Liabilities
Senior secured notes - 6.00%, due April 15, 2023	$376,000	$-	$376,000	$-
Senior unsecured notes - 8.25%, due October 15, 2023	937,950	-	937,950	-
Senior secured term loan B - variable rate, due October 24, 2022	1,986,198	-	1,986,198	-
Derivative liability	5,427	-	5,427	-
Accounts, interest and dividends payable	125,356	125,356	-	-
Total	$3,430,931	$125,356	$3,305,575	$-

The carrying value of cash and cash equivalents, accounts and other receivables, accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $3.63 billion at March 31, 2016, with a fair value of $3.46 billion. The estimated fair value of our Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative liabilities are carried at fair value. See Note 6. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both CS&L’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative liabilities fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2016, the Company has assessed the significance of

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative liabilities valuation in Level 2 of the fair value hierarchy.

Note 5. Real Estate Investments

The carrying value of real estate investments is as follows:

(Thousands)	Depreciable Lives	March 31, 2016	December 31, 2015
Land		$33,769	$33,386
Building and improvements	3 - 40 years	314,040	313,736
Real property interests	50 years	1,347	-
Poles	13 - 40 years	228,585	228,031
Fiber	7 - 40 years	1,973,547	1,948,192
Copper	7 - 40 years	3,483,885	3,475,987
Conduit	13 - 47 years	89,663	89,460
Construction in progress		2,586	4,749
		6,127,422	6,093,541
Less accumulated depreciation		(3,806,298)	(3,720,890)
Net real estate investments		$2,321,124	$2,372,651

Depreciation expense related to real estate investments for the three months ended March 31, 2016 was $85.4 million.

Construction in progress represents in process capital projects that were transferred to us at the time of the Spin-Off. As Windstream completes these projects, amounts are reclassified to depreciable assets.

Note 6. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.12 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%. The Company does not currently have any master netting arrangements related to its derivative contracts.

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

(Thousands)	Location on Condensed Consolidated Balance Sheet	March 31, 2016	December 31, 2015
Interest rate swaps	Derivative liability	$45,869	$5,427

As of March 31, 2016 and December 31, 2015, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. For the three months ended March 31, 2016, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $46.4 million. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three months ended March 31, 2016 was $5.9 million. For the three months ended March 31, 2016, there was no ineffective portion of the change in fair value derivatives.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning April 1, 2016, we estimate that $23.6 million will be reclassified as an increase to interest expense.

Note 7. Intangible Assets

The carrying value of the intangible assets is as follows:

(Thousands)	March 31, 2016	December 31, 2015
Customer lists	$36,001	$34,501
Less: Accumulated amortization	(24,811)	(23,971)
Intangible assets, net	$11,190	$10,530

Amortization expense was $0.8 million for the three months ended March 31, 2016. Amortization expense is estimated to be $3.4 million for the full year of 2016, $2.8 million in 2017, $2.1 million in 2018, $1.5 million in 2019, $1.0 million in 2020 and $0.6 million in 2021.

Note 8. Notes and Other Debt

Notes and other debt is as follows:

(Thousands)	March 31, 2016	December 31, 2015
Principal amount	$3,633,950	$3,639,300
Less unamortized discount and debt issuance costs	(130,308)	(134,072)
Notes and other debt less unamortized discount and debt issuance costs	$3,503,642	$3,505,228

Notes and other debt at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016		December 31, 2015
(Thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	$400,000	$(6,582)	$400,000	$(6,767)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(49,074)	1,110,000	(50,200)
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	2,123,950	(74,652)	2,129,300	(77,105)
Senior secured revolving credit facility, variable rate, due April 24, 2020	-	-	-	-
Total	$3,633,950	$(130,308)	$3,639,300	$(134,072)

On April 24, 2015 we, along with our wholly owned subsidiary CSL Capital, LLC (“CSL Capital”), co-issued $400 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Senior Secured Notes”) and $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “Senior Unsecured Notes” and together with the Secured Notes, the “Notes”). The Senior Secured Notes were issued at an issue price of 100% of par value, while the Senior Unsecured Notes were issued at an issue price of 97.055% of par value. The Notes are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities. The Notes were issued to Windstream Services as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off. As such, CS&L did not receive any proceeds from the issuance of the Notes. The issuance of the Notes and their exchange by Windstream Services for certain of its outstanding indebtedness were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the Senior

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

Unsecured Notes, the Company subsequently filed with the SEC a registration statement relating to an exchange offer pursuant to which 8.25% Senior Notes due 2023 (the “Exchange Notes”) that were registered with the SEC, were offered in exchange for Senior Unsecured Notes tendered by the holders of those notes. The terms of the Exchange Notes are substantially identical to the terms of the Senior Unsecured Notes in all material respects, except that the Exchange Notes are registered under the Securities Act, and the transfer restrictions, registration rights and additional interest provision applicable to the Senior Unsecured Notes do not apply to the Exchange Notes. The exchange offer was launched on August 5, 2015, and completed on September 2, 2015, with all outstanding Senior Unsecured Notes being tendered and exchanged for Exchange Notes.

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on the ability of CS&L, CSL Capital and our restricted subsidiaries to pay dividends. The covenants are subject to a number of important and significant limitations, qualifications and exceptions. As of March 31, 2016, we were in compliance with all of the covenants under the Notes.

In addition, on April 24, 2015, the Company and CSL Capital entered into a credit agreement (the “Credit Agreement”), which provides for a $2.14 billion Senior Secured Term Loan B facility due October 24, 2022 (the “Term Loan Facility”) and a $500 million senior secured revolving credit facility maturing April 24, 2020 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”). The term loans under the Facilities were issued at an issue price of 98.00% of par value, bear interest at a rate equal to a Eurodollar rate, subject to a 1.0% floor, plus an applicable margin equal to 4.00%, and are subject to amortization of 1.0% per annum. The loans have been incurred by the Company and CSL Capital, are guaranteed by certain of CS&L’s wholly-owned subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of CS&L, CSL Capital and the Guarantors, subject to certain exceptions, which assets also secure the Senior Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement.

We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to $150 million plus, an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. As of March 31, 2016, we were in compliance with all of the covenants under the Credit Agreement.

The Company transferred $1.04 billion of cash proceeds under the Facilities to Windstream Services, the Company’s parent immediately preceding the Spin-Off, as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off. After giving effect to the borrowings under the Facilities, the issuance of the Notes and the transfer of cash to Windstream Services, the Company retained net borrowing proceeds of $62.2 million.

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed Consolidated Statement of Income. For the three months ended March 31, 2016, we recognized $1.8 million of non-cash interest expense related to the amortization of deferred financing costs.

Note 9. Related Party Transactions

In connection with the Spin-Off, we issued approximately 149.8 million shares of our common stock, par value $0.0001 per share, to Windstream as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business. Windstream Holdings distributed approximately 80.4% of the CS&L shares it received to existing stockholders of Windstream Holdings and retained a passive ownership interest of approximately 19.6% of the common stock of CS&L. As a result of this ownership Windstream is deemed to be a related party. Our Condensed Consolidated Financial Statements reflect the following transactions with Windstream:

Revenues – The Company records leasing revenue pursuant to the Master Lease. For the three months ended March 31, 2016, we recognized leasing revenues of $168.6 million related to the Master Lease.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

General and Administrative Expenses – We are party to a Transition Services Agreement (“TSA”) pursuant to which Windstream and its affiliates provide, on an interim basis, various services, including but not limited to information technology services, payment processing and collection services, financial and tax services, regulatory compliance and other support services. For the three months ended March 31, 2016, we incurred $19,000 of TSA expense.

Operating Expenses – We are party to a Wholesale Master Services Agreement (“Wholesale Agreement”) and a Master Services Agreement with Windstream related to the Consumer CLEC Business. Under the Wholesale Agreement, Windstream provides us transport services (local and long distance telecommunications service), provisioning services (directory assistance, directory listing, service activation and service changes), and repair services (routine and emergency network maintenance, network audits and network security). Under the Master Services Agreement, Windstream provides billing and collections services to CS&L. During the three months ended March 31, 2016, we incurred expenses of $3.4 million and $0.4 million related to the Wholesale Agreement and Master Services Agreement, respectively.

Accounts Receivable – As of March 31, 2016 and December 31, 2015, there were $0.3 million and $1.7 million accounts receivable, respectively, from Windstream related to the collection of Consumer CLEC Business revenues, net of amounts owed to Windstream under the Wholesale Agreement and Master Services Agreement recorded in accounts receivable on our Condensed Consolidated Balance Sheet.

Dividend Payable – At March 31, 2016, there was a $17.6 million dividend payable to Windstream related to the dividend declared on March 1, 2016, based on Windstream ownership of CS&L shares as of the March 31, 2016 record date. This amount was paid to Windstream on April 15, 2016 along with the dividends payable to all common shareholders. At December 31, 2015, there was a $17.6 million dividend payable to Windstream related to the dividend declared on November 6, 2015, based on Windstream ownership of CS&L shares as of the December 31, 2015 record date. This amount was paid to Windstream on January 15, 2016 along with the dividends payable to all common shareholders.

Employee Matters Agreement – We are party to an Employee Matters Agreement (“Employee Matters Agreement”) with Windstream that governs the respective compensation and employee benefit obligations of the Company and Windstream in connection with and following the Spin-Off. Under the Employee Matters Agreement, if requested by a Windstream employee, the Company is required to withhold shares to satisfy the employee’s tax obligations arising from the recognition of income and the vesting of shares related to awards of CS&L restricted stock held by the employee that were granted in connection with the Spin-Off. In that case, the Company must pay to Windstream an amount of cash equal to the amount required to be withheld to satisfy minimum statutory tax withholding obligations or, at the request of Windstream, remit such cash directly to the applicable taxing authorities. During the three months ended March 31, 2016, we withheld 91,412 common shares to satisfy these minimum statutory tax-withholding obligations and delivered $1.3 million to Windstream for remittance to the applicable taxing authorities.

Tower Purchase – On March 29, 2016, we entered into an agreement with Windstream to acquire 32 wireless towers owned by Windstream and operating rights for 49 wireless towers previously conveyed to the Company in the Spin-Off for a purchase price of approximately $3 million.  Wireless carriers currently leasing access to these towers will become customers of CS&L. The acquisition of the ownership and operating rights to the 81 towers is subject to regulatory approvals and other customary terms and conditions. Closing is expected during the second quarter of 2016.

Lease Amendment – During the quarter ended March 31, 2016, we amended the Master Lease with Windstream (the “Master Lease Amendment”) to allow for the transfer of ownership rights or exchanges of indefeasible rights of use (an “IRU”) and other long term rights in certain fiber and associated assets constituting leased property under the Master Lease. We will enter into such transactions pursuant to certain fiber exchange agreements under which we will grant to a third party ownership rights in certain fiber assets or an IRU in certain fiber assets that constitute leased property under the Master Lease in exchange for CS&L receiving ownership rights in certain fiber assets or an IRU in certain fiber assets of the third party, which we will then lease to Windstream as leased property under the Master Lease. Under the terms of the Master Lease Amendment, Windstream is responsible for any taxes imposed on CS&L  related to the sale, exchange or other disposition of the fiber assets delivered to a third party or granting of rights to the leased property that arise from fiber exchange agreements. As of March 31, 2016, no such transactions have been consummated. The Master Lease Amendment also permits us to install, own and operate certain wireless communication towers, antennas and related equipment on designated portions of the leased property.

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

We also have outstanding performance-based restricted stock units that contain forfeitable rights to receive dividends. Therefore the awards are considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

Three Months Ended
(Thousands, except per share data)	March 31, 2016
Basic earnings per share:
Numerator:
Net income	$8,036
Less: Income allocated to participating securities	(355)
Net income applicable to common shares	$7,681
Denominator:
Basic weighted-average common shares outstanding	149,918
Basic earnings per common share	$0.05

Three Months Ended
(Thousands, except per share data)	March 31, 2016
Diluted earnings per share:
Numerator:
Net income	$8,036
Less: Income allocated to participating securities	(355)
Net income applicable to common shares	$7,681
Denominator:
Basic weighted-average common shares outstanding	149,918
Effect of dilutive non-participating securities	66
Weighted-average shares for dilutive earnings per common share	149,984
Dilutive earnings per common share	$0.05

Note 11. Segment Information

Our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as two reportable business segments: Leasing and Consumer CLEC. Our Leasing segment represents our REIT operations and corporate expenses not directly attributable to the Consumer CLEC segment. The Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business. We evaluate the performance of each segment based on Adjusted EBITDA, which is an operating performance measure defined as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items.

Selected financial data related to our segments is presented below for the three months ended March 31, 2016:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Three Months Ended March 31, 2016
(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$168,641	$6,034	$174,675
Adjusted EBITDA	164,377	1,332	165,709

Depreciation and amortization	85,525	815	86,340
Interest expense			66,049
Transaction related costs			3,910
Stock-based compensation			930
Income tax expense			444
Net income			$8,036

Capital expenditures	77	-	77

Total assets by business segment as of March 31, 2016 and December 31, 2015 are as follows:

(Thousands)	March 31, 2016	December 31, 2015
Leasing operations	$2,502,957	$2,527,915
Consumer CLEC	14,958	14,721
Subtotal of reportable segments	$2,517,915	$2,542,636

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

Under the terms of the Tax Matters Agreement entered into with Windstream, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, have recorded no such liabilities in our consolidated balance sheet.

Note 13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income by component is as follows for the three months ended March 31, 2016:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(Thousands)	Currency Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedge	Total
Beginning balance at December 31, 2015	$-	$(5,427)	$(5,427)
Other comprehensive loss before reclassifications	80	(46,379)	(46,299)
Amounts reclassified from accumulated other comprehensive income	-	5,937	5,937
Ending balance at March 31, 2016	$80	$(45,869)	$(45,789)

Note 14. Supplemental Guarantor Information

In connection with the issuance of the Senior Secured Notes, Senior Unsecured Notes and Term Loan Facility due 2022, the Guarantors provided guarantees of that indebtedness. These guarantees are full and unconditional as well as joint and several. All property assets and related operations of the Guarantors are pledged as collateral under these obligations and the Guarantors are subject to restrictions on certain investments and payments. Subject to the terms and provisions of the debt agreements, in certain circumstances, a Guarantor may be released from its guarantee obligation including, upon the sale or transfer of any portion of its equity interest or all or substantially all its property, and upon any Guarantor being designated an Unrestricted Subsidiary, as defined in the Credit Agreement, or otherwise no longer being required to remain a Guarantor given its size or regulatory restrictions.

The following information summarizes our Condensed Consolidating Balance Sheets as of March 31, 2016 and December 31, 2015, Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended March 31, 2016, and the Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2016:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Condensed Consolidating Balance Sheet As of March 31, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate investments, net of accumulated depreciation	$—	$—	$1,799,279	$521,845	$—	$2,321,124
Cash and cash equivalents	58	—	160,158	5,124	—	165,340
Accounts receivable, net	—	—	400	432	—	832
Affiliate receivable	—	—	—	1	(1)	—
Intangible assets, net	—	—	—	11,190	—	11,190
Straight-line rent receivable	—	—	16,117	—	—	16,117
Investment in consolidated subsidiaries	2,404,503	2,404,503	11,235	1,850	(4,822,091)	-
Other assets	—	—	2,936	376	—	3,312
Total Assets	$2,404,561	$2,404,503	$1,990,125	$540,818	$(4,822,092)	$2,517,915
Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$—	$—	$6,880	$1,716	$—	$8,596
Accrued interest payable	53,340	53,340	—	—	(53,340)	53,340
Deferred revenue	—	—	67,952	31,308	—	99,260
Derivative liability	45,869	45,869	—	—	(45,869)	45,869
Affiliate payable	—	—	1	—	(1)	—
Dividends payable	90,621	—	—	—	—	90,621
Deferred income taxes	—	—	1,780	3,718	—	5,498
Notes and other debt, net	3,503,642	3,503,642	—	—	(3,503,642)	3,503,642
Total liabilities	3,693,472	3,602,851	76,613	36,742	(3,602,852)	3,806,826

Common stock	15	—	—	—	—	15
Additional paid-in capital	3,407	—	—	—	—	3,407
Accumulated other comprehensive income	(45,789)	(45,869)	—	80	45,789	(45,789)
Distributions in excess of earnings	(1,246,544)	(1,152,479)	1,913,512	503,996	(1,265,029)	(1,246,544)
Total shareholders' deficit	(1,288,911)	(1,198,348)	1,913,512	504,076	(1,219,240)	(1,288,911)
Total Liabilities and Shareholders' Deficit	$2,404,561	$2,404,503	$1,990,125	$540,818	$(4,822,092)	$2,517,915

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Condensed Consolidating Balance Sheet As of December 31, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Real estate investments, net of accumulated depreciation	$—	$—	$1,839,603	$533,048	$—	$2,372,651
Cash and cash equivalents	17	—	140,197	2,284	—	142,498
Accounts receivable, net	—	—	474	1,609	—	2,083
Affiliate receivable	—	—	151	—	(151)	—
Intangible assets, net	—	—	—	10,530	—	10,530
Straight-line rent receivable	—	—	11,795	—	—	11,795
Investment in consolidated subsidiaries	2,458,679	2,458,679	11,235	—	(4,928,593)	—
Other assets	—	—	2,781	298	—	3,079
Total Assets	$2,458,696	$2,458,679	$2,006,236	$547,769	$(4,928,744)	$2,542,636

Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$—	$—	$9,204	$1,205	$—	$10,409
Accrued interest payable	24,440	24,440	—	—	(24,440)	24,440
Deferred revenue	—	—	44,862	22,955	—	67,817
Derivative liability	5,427	5,427	—	—	(5,427)	5,427
Affiliate payable	—	—	—	151	(151)	—
Dividends payable	90,507	—	—	—	—	90,507
Deferred income taxes	—	—	1,677	4,037	—	5,714
Notes and other debt, net	3,505,228	3,505,228	—	—	(3,505,228)	3,505,228
Total liabilities	3,625,602	3,535,095	55,743	28,348	(3,535,246)	3,709,542

Common stock	15	—	—	—	—	15
Additional paid-in capital	1,392	—	—	—	—	1,392
Accumulated other comprehensive income	(5,427)	(5,427)	—	—	5,427	(5,427)
Distributions in excess of earnings	(1,162,886)	(1,070,989)	1,950,493	519,421	(1,398,925)	(1,162,886)
Total shareholders' deficit	(1,166,906)	(1,076,416)	1,950,493	519,421	(1,393,498)	(1,166,906)
Total Liabilities and Shareholders' Deficit	$2,458,696	$2,458,679	$2,006,236	$547,769	$(4,928,744)	$2,542,636

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Condensed Consolidating Statement of Comprehensive Income (Loss) For the Three Months Ended March 31, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental revenues	$—	$—	$168,275	$366	$—	$168,641
Consumer CLEC	—	—	—	6,034	—	6,034
Total revenues	—	—	168,275	6,400	—	174,675
Costs and Expenses:
Interest expense	66,145	66,145	(96)	—	(66,145)	66,049
Depreciation and amortization	—	—	64,085	22,255	—	86,340
General and administrative expense	930	—	4,163	96	—	5,189
Operating expense	—	—	—	4,707	—	4,707
Transaction related costs	—	—	3,910	—	—	3,910
Total costs and expenses	67,075	66,145	72,062	27,058	(66,145)	166,195
Earnings (losses) from consolidated subsidiaries	75,111	75,111	—	—	(150,222)	—
Income (loss) before income taxes	8,036	8,966	96,213	(20,658)	(84,077)	8,480
Income tax expense	—	—	248	196	—	444
Net income (loss)	$8,036	$8,966	$95,965	$(20,854)	$(84,077)	$8,036

Comprehensive (loss) income	$(32,326)	$(31,476)	$95,965	$(20,774)	$(43,715)	$(32,326)

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

	Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$97,665	$—	$153,550	$1,181	$(130,695)	$121,701

Cash flow from investing activities
Acquisition of real estate	—	—	(1,347)	—	—	(1,347)
Acquisition of business, to include cash acquired	—	—	—	111	—	111
Capital expenditures	—	—	(77)	—	—	(77)
Net cash (used in) provided by investing activities	—	—	(1,424)	111	—	(1,313)

Cash flow from financing activities
Principal payment on debt	(6,044)	—	—	—	—	(6,044)
Net share settlement (Note 9)	(1,266)	—	—	—	—	(1,266)
Dividends paid	(90,314)	—	—	—	—	(90,314)
Intercompany transactions, net	—	—	(132,165)	1,470	130,695	—
Net cash (used in) provided by investing activities	(97,624)	—	(132,165)	1,470	130,695	(97,624)

Effect of exchange rates on cash and cash equivalents	—	—	—	78	—	78

Net increase in cash and cash equivalents	41	—	19,961	2,840	—	22,842
Cash and cash equivalents, December 31, 2015	17	—	140,197	2,284	—	142,498
Cash and cash equivalents, March 31, 2016	$58	$—	$160,158	$5,124	$—	$165,340

Note 15. Subsequent Events

On May 2, 2016, we completed the previously announced acquisition of PEG Bandwidth, LLC (“PEG”), which was owned by affiliates of Associated Partners, L.P. PEG is a leading provider of infrastructure solutions including cell site backhaul and dark fiber for telecom carriers and enterprises and has an extensive fiber network in the Northeast, Mid-Atlantic, Illinois and South Central regions of the United States. The purchase price for all outstanding equity interests of PEG was valued at $413 million, subject to adjustment, and included $315 million of cash, issuance of one million shares of the Company’s common stock, and the issuance of 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock. We funded the cash portion of the transaction through cash on hand and borrowings under our Revolving Credit Facility.

On May 12, 2016, the Company completed the previously announced transaction with Windstream pursuant to which the Company acquired 32 wireless towers owned by Windstream and operating rights for 49 wireless towers previously conveyed to the Company in the Spin-off for a purchase price of approximately $3 million. Wireless carriers currently leasing access to these towers became customers of CS&L in the transaction.

Consumer CLEC Business

Statement of Revenues and Direct Expenses

(unaudited)

(Thousands)	Three Months Ended March 31, 2015
Revenues	$7,891
Direct expenses:
Cost of revenues	4,351
Selling, general, and administrative	15
Amortization	1,013
Total direct expenses	5,379
Revenues in Excess of Direct Expenses	$2,512

The accompanying notes are an integral part of this statement of Revenues and Direct Expenses.

Consumer CLEC Business

Notes to Financial Statement

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

Note 2. Basis of Presentation

Subsequent to the Spin-Off, all financial results of the Consumer CLEC Business are reported within the consolidated financial statements of CS&L. The accompanying unaudited Statement of Revenues and Direct Expenses for the three months ended March 31, 2015 has been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC and are not intended to be a complete presentation of results of operations of the Consumer CLEC Business. Additionally, the interim financial statement has been prepared consistent with Article 10 of Regulation S-X. The elements of the financial statement are stated in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures have been condensed or omitted as permitted by the SEC’s rules and regulations. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the interim period presented have been included. The results of operations for the interim period is not necessarily indicative of results for the full year.

The accompanying Statement of Revenues and Direct Expenses include all direct costs incurred in connection with the operation of the Consumer CLEC Business for which specific identification was practicable. In addition, direct costs incurred by Windstream to operate the Consumer CLEC Business for which specific identification was not practicable have been allocated based on assumptions that management believes reasonable under the circumstances as more fully discussed in Note 4. The Statement of Revenues and Direct Expenses exclude costs that are not directly related to the Consumer CLEC Business including general corporate overhead costs, interest expense and income taxes.

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

In assessing collectability of receivables, management considers a number of factors, including historical collection experience, aging of the accounts receivable balances and current economic conditions. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. The provision for doubtful accounts, which is included in cost of service, was $83,000 for the three months ended March 31, 2015.

Consumer CLEC Business

Notes to Financial Statement – Continued

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

Subsequent Events—The accompanying financial statement of the Consumer CLEC Business was derived from the consolidated financial statements of Windstream, which issued its interim unaudited consolidated financial statements for the quarterly period ended March 31, 2015 on May 7, 2015. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of May 12, 2016.

Note 4. Allocations

As described in Note 2, the accompanying Statement of Revenues and Direct Expenses of the Consumer CLEC Business include all direct costs incurred in connection with the operation of the Consumer CLEC Business for which specific identification was practicable. In addition, certain costs incurred by Windstream to operate the Consumer CLEC Business for which specific identification was not practicable have been allocated based on revenues and sales. These allocated expenses are included in “Cost of revenues” and “Selling, general and administrative.”

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2016. Because we were formed in connection with the Spin-Off from Windstream Holdings on April 24, 2015, results discussed in this section cover the current quarter only and no quarter-over-quarter comparisons are included. This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

Overview

Company Description

On April 24, 2015, CS&L completed the Spin-Off from Windstream pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business to CS&L and CS&L issued common stock and indebtedness and paid cash obtained from borrowings under CS&L's senior credit facilities to Windstream. In connection with the Spin-Off, we entered into the Master Lease with Windstream, pursuant to which substantially all real property currently owned by CS&L is leased to Windstream and from which substantially all of CS&L's rental revenues are currently derived.

We are an internally managed real estate investment trust engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. With the acquisition of PEG Bandwidth LLC, the Company has also become a leading provider of infrastructure solutions to the telecommunications industry. Presently, our primary source of revenue is rental revenue from leasing our Distributions Systems to Windstream Holdings under the Master Lease. We intend to elect to be taxed as a REIT for U.S. federal income tax purposes starting with our taxable year ending December 31, 2015.

The Consumer CLEC Business, which was reported as an integrated operation within Windstream prior to the Spin-Off, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers. We and Talk America Services, LLC (“Talk America”), an indirect wholly-owned subsidiary of CS&L through which we conduct the Consumer CLEC Business, have jointly elected to treat Talk America as a “taxable REIT subsidiary” (“TRS”) effective as of the first day of CS&L’s initial REIT tax year.

We expect to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including, (i) sale leaseback transactions, whereby we acquire existing infrastructure assets from communication service providers and lease them back on a long-term triple net basis; (ii) whole company acquisitions, which may include the use of one or more TRSs that are permitted under the tax laws to acquire non-REIT operating businesses and assets subject to certain limitations; (iii) capital investment financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iv) mergers and acquisitions financing, whereby we facilitate mergers and acquisition transactions as a capital partner.

Significant Quarterly Business Developments

Acquisition of PEG Bandwidth, LLC. On May 2, 2016, we completed the previously announced acquisition of PEG Bandwidth, LLC. The purchase price for all outstanding equity interests of PEG was valued at $413 million, subject to adjustment, and included $315 million of cash, issuance of one million shares of the Company’s common stock, and the issuance of 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock. We funded the cash portion of the transaction through cash on hand and $321 million of borrowings under our Revolving Credit Facility. Upon closing, the PEG transaction diversified our portfolio and is expected to contribute approximately 10% consolidated annualized revenues.

Acquisition of Summit Wireless Infrastructure LLC. On January 22, 2016, we acquired Summit Wireless Infrastructure LLC. Summit builds, owns and operates telecom infrastructure serving wireless carriers in Mexico. Consideration given to acquire Summit included performance-based shares of common equity valued at $1.1 million, which will vest in full on the third anniversary of closing subject to Summit meeting certain performance targets, and the assumption of Summit’s existing debt. The financial results of Summit are included in the Leasing segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Acquisition of Certain Windstream Ownership and Operating Rights. On May 12, 2016, the Company completed the previously announced transaction with Windstream pursuant to which the Company acquired 32 wireless towers owned by Windstream and operating rights for 49 wireless towers previously conveyed to the Company in the Spin-Off for a purchase price of approximately $3 million.  Wireless carriers currently leasing access to these towers became customers of CS&L in the transaction.

Components of Income and Results of Operations for the Three Months Ended March 31, 2016

Revenues

At present, our revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is primarily responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. The Master Lease has an initial term of 15 years with four (4) five-year renewal options and encompasses properties located in 29 states. The rent under the Master Lease is an annual fixed amount of $650 million during the first three years. Commencing with the fourth year of the Master Lease and continuing for the remainder of the initial term, rent under the Master Lease is subject to annual escalation of 0.5%. Additionally, we funded $43.1 million of capital expenditures related to the Distribution System on December 29, 2015. Monthly rent paid by Windstream increased by approximately $3.5 million per year in accordance with the Master Lease effective as off the date we provided the funding. Rental revenues over the 15 year initial term of the Master Lease will be recognized in the financial statements on a straight line basis, representing approximately $670.7 million per year. The Master Lease further provides that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacement to leased network, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of CS&L upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, thus we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. For the three months ended March 31, 2016, we recognized $168.6 million of revenue under the Master Lease, which includes $0.9 million of TCI revenue.

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

In addition to periodic financial statements, pursuant to the Master Lease Windstream is obligated to provide us (i) a detailed consolidated budget on an annual basis and any significant revisions approved by Windstream’s board of directors, (ii) prompt notice of any adverse action or investigation by a governmental authority relating to Windstream’s licenses affecting the leased property, and (iii) any information we require to comply with our reporting and filing obligations with the SEC. Furthermore, pursuant to the Master Lease, we may inspect the properties leased to Windstream upon reasonable advance notice, and, no more than twice per year, we may require Windstream to deliver an officer’s certificate certifying, among other things, its material compliance with the covenants under the Master Lease, the amount of rent and additional charges payable thereunder, the dates the same were paid, and any other questions or statements of fact we reasonably request.

For the three months ended March 31, 2016, we recognized $6.0 million of revenue from the Consumer CLEC Business. As of March 31, 2016, we serviced 43,500 customers.

Interest Expense

Interest expense for the three months ended March 31, 2016 totaled $66.0 million, which includes non-cash interest expense of $3.8 million resulting from the amortization of our debt discounts and debt issuance costs. Our interest expense includes the impact of our interest rate swap agreements.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our real estate investments, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended March 31, 2016 totaled $86.3 million, which included real estate investment depreciation of $85.4 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $0.8 million.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended March 31, 2016, general and administrative costs totaled $5.2 million (representing 3.0% of revenue), which includes $0.9 million of stock-based compensation expense.

Operating Expense

Operating expense is primarily associated with the Consumer CLEC Business. Operating expense for the three months ended March 31, 2016, which totaled $4.7 million, is attributable to the Wholesale Master Services Agreement ($3.4 million (1.9% of revenue)) and the Master Services Agreement ($0.4 million (0.3% of revenue)) entered into between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers.

Reportable Segments

We manage our operations as two reportable business segments: Leasing and Consumer CLEC. Our Leasing segment represents our REIT operations and corporate expenses not directly attributable to the Consumer CLEC Business. The Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business. We evaluate the performance of each segment based on Adjusted EBITDA.

The following table sets forth, for the three months ended March 31, 2016, revenues and Adjusted EBITDA of our reportable segments:

(Thousands)	Leasing Operations	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$168,641	$6,034	$174,675
Adjusted EBITDA	164,377	1,332	165,709

Depreciation and amortization	85,525	815	86,340
Interest expense			66,049
Transaction related costs			3,910
Stock-based compensation			930
Income tax expense			444
Net income			$8,036

Non-GAAP Financial Measures

We refer to EBITDA, Adjusted EBITDA, Funds From Operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), Normalized Funds From Operations (“NFFO”) and Adjusted Funds From Operations (“AFFO”) in our analysis of our results of operations, which are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). While we believe that net income, as defined by GAAP, is the most appropriate earnings measure, we also believe that EBITDA, Adjusted EBITDA, FFO, NFFO and AFFO are important non-GAAP supplemental measures of operating performance for a REIT.

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA less stock-based compensation expense and the impact, which may be recurring in nature, of acquisition and transaction related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as an alternative to net income determined in accordance with GAAP.

Because the historical cost accounting convention used for real estate assets requires the recognition of depreciation expense except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income applicable to common shareholders computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO in accordance with NAREIT’s definition. The Company defines NFFO, as FFO excluding the impact, which may be recurring in nature, of transaction related costs. The Company defines AFFO, as NFFO excluding (i) non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight line rental revenues, revenue associated with the amortization of TCIs and (ii) the impact, which may be recurring in nature, of maintenance capital expenditures, the write-off of unamortized deferred financing fees, additional costs incurred as a result of early repayment of debt, changes in the fair value of contingent consideration and financial instruments and similar items. We believe that the use of FFO, NFFO and AFFO, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO, NFFO and AFFO to be useful measures for reviewing comparative operating and financial performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as acquisition and transaction related costs. However, FFO, NFFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements.

Further, our computations of EBITDA, Adjusted EBITDA, FFO, NFFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA, NFFO and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income applicable to common shareholders to FFO, NFFO and AFFO for the three months ended March 31, 2016 is as follows:

Three Months Ended
(Thousands)	March 31, 2016
Net income	$8,036
Depreciation and amortization	86,340
Interest expense	66,049
Income tax expense	444
EBITDA	$160,869
Stock based compensation	930
Transaction related costs	3,910
Adjusted EBITDA	$165,709

Three Months Ended
(Thousands)	March 31, 2016
Net income attributable to common shareholders	$7,681
Real estate depreciation and amortization	85,501
Participating securities share in earnings	355
Participating securities share in FFO	(368)
FFO applicable to common shareholders	$93,169
Transaction related costs	3,910
NFFO applicable to common shareholders	97,079
Amortization of deferred financing costs	1,818
Amortization of debt discount	1,946
Stock based compensation	930
Non-real estate depreciation and amortization	839
Straight-line rental revenue	(4,322)
Amortization of tenant funded capital improvements	(916)
Other	99
AFFO applicable to common shareholders	$97,473

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with SEC on March 7, 2016. There has been no material change to these estimates for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities, and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), borrowings under our Credit Agreement, and proceeds from the issuance of debt and equity securities. As of March 31, 2016, we had approximately $665.0 million of liquidity, consisting of unrestricted cash and cash equivalents of $165 million and $500 million of unused borrowing availability under the Revolving Credit Agreement.

Cash provided by operating activities was $121.7 million for the three months ended March 31, 2016 driven by favorable changes in working capital, primarily attributable to our leasing activities.

Cash used in investing activities was $1.3 million for the three months ended March 31, 2016, which was driven by the acquisition of real property interests.

Cash used in financing activities was $97.6 million for the three months ended March 31, 2016, which primarily represents the dividends paid on January 15, 2016 ($90.3 million) and a principal payment related to the Term Loan Facility of $5.4 million.

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

Contractual Obligations

As of March 31, 2016, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21.4	$42.8	$42.8	$3,526.9	$3,633.9
Interest payments on long-term debt obligations(b)	221.4	439.6	435.3	489.0	1,585.3
Operating leases	0.4	0.9	0.7	-	2.0
Total projected obligations and commitments(c)	$243.2	$483.3	$478.8	$4,015.9	$5,221.2

(a)	Excludes $130.3 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Excludes $45.9 million of derivative liability related to interest rate swaps maturing on October 24, 2022.

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

On April 15, 2016, we paid, to shareholders of record as of the close of business on March 31, 2016, a cash dividend on our common stock of $0.60 per share for the period from January 1, 2016 through March 31, 2016.

Capital Expenditures

We do not anticipate incurring significant capital expenditures on an annual basis in connection with operating our Consumer CLEC Business or related to our corporate assets. For the three months ended March 31, 2016, we incurred capital expenditures of $0.1 million related to the build-out of our corporate office. Capital expenditures for the Distribution Systems leased under the Master Lease are generally the responsibility of Windstream. The Master Lease stipulates that Windstream can request that we fund $50 million of capital expenditures per year for five years (but in no event to extend beyond the end of the sixth year of the Master Lease); however, Windstream cannot require CS&L to make such capital expenditures. If we elect to fund requested capital expenditures, the annual lease payments will be increased by 8.125% of the capital expenditures funded by us during the first two years and at a floating rate based on our cost of capital thereafter.

Recent Accounting Guidance

New accounting rules and disclosures can impact our reported results and comparability of our financial statements. These matters are described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

Off Balance-Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management is not required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2016 Annual Report on Form 10-K, due to a transition period established by SEC rules applicable to new public companies. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in internal control over financial reporting. We intend to include an evaluation of our internal controls over financial reporting in our 2016 Annual Report on Form 10-K.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 7, 2016, except the following supplemental risk factors related to the business of PEG Bandwidth, LLC (“PEG”), which we acquired on April 29, 2016:

Service level agreements in PEG’s customer agreements could subject us to liability or the loss of revenue.

Agreements with customers we have acquired may contain service guarantees, including network availability and delivery date targets, which could enable customers to claim credits and, under certain conditions, terminate their agreements. Our inability to meet the obligations of these service level agreements could adversely affect our revenue. While these agreements typically contain carve-outs for force majeure events, many events, such as fiber cuts, equipment failures and third-party vendors being unable to meet their underlying commitments to us, could impact our ability to meet the obligations of these service level agreements.

Any failure of PEG’s physical infrastructure or services could lead to significant costs and disruptions.

PEG’s business depends on providing customers with highly reliable service. The services provided are subject to failure resulting from numerous factors, including human error, power loss, improper maintenance, physical or electronic security breaches, fire, earthquake, hurricane, flood and other natural disasters, water damage, the effect of war, terrorism and any related conflicts or similar events worldwide, and sabotage and vandalism. Problems within PEG’s networks or facilities, whether within our control or the control of third-party providers, could result in service interruptions or equipment damage. We may not be able to efficiently upgrade or change PEG’s networks or facilities to meet new demands without incurring significant costs that we may not be able to pass on to customers. Given the service guarantees that may be included in PEG’s agreements with customers, such disruptions could result in customer credits; however, we cannot assume that customers will accept these credits as compensation in the future, and we may face additional liability or loss of customers.

PEG uses franchises, licenses, permits, rights-of-way, conduit leases, fiber agreements, and property leases, which could be canceled or not renewed.

PEG must maintain rights-of-way, franchises, and other permits from railroads, utilities, state highway authorities, local governments, transit authorities, and others to operate its fiber network. We cannot be certain that we will be successful in maintaining these rights-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements are short-term or revocable at will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements are terminated or are not renewed, we might be forced to abandon these networks. In order to operate these networks, we must also maintain fiber leases and IRU agreements between PEG and both public and private entities, and there is no assurance that we will be able to renew those fiber leases and IRU agreements on favorable terms, or at all. If we are unable to renew those fiber leases and IRU agreements on favorable terms, we may face increased costs or reduced revenues.

In order to expand PEG’s network to new locations, we often need to obtain additional rights-of-way, franchises, and other permits. Our failure to obtain these rights in a prompt and cost-effective manner may prevent us from expanding our network, which may be necessary to meet our contractual obligations to our customers and could expose us to liabilities.

If we lose or are unable to renew key real property leases where PEG has located networks or facilities, it could adversely affect our services and increase our costs, as we would be required to restructure or move these networks or facilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below provides information regarding shares withheld from CS&L employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted stock granted under the Communications Sales & Leasing, Inc. 2015 Equity Incentive Plan. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	—	—	—	—
February 1, 2016 to February 29, 2016	—	—	—	—
March 1, 2016 to March 31, 2016	7,034	$22.25	—	—
Total	7,034	$22.25	—	—
(1)

Excludes 91,412 shares withheld related to awards of CS&L restricted stock held by current Windstream employees granted in connection with the Spin-Off accordance with the Employee Matters Agreement.  Additional information regarding the Employee Matters Agreement is contained in Note 9 – Related Party Transactions of the Notes to the Condensed Consolidated Financial Statements.

(2)	The weighted-average price per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of January 7, 2016, by and among Communications Sales & Leasing, Inc., CSL Bandwidth Inc., Penn Merger Sub, LLC, PEG Bandwidth, LLC, PEG Bandwidth Holdings, LLC, and PEG Bandwidth Holdings, LLC, as Unitholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of January 12, 2016 (File No. 001-36708))

4.1

Articles Supplementary for 3.00% Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

10.2

Stockholders’ and Registration Rights Agreement dated May 2, 2016, by and between Communications Sales and Leasing, Inc. and PEG Bandwidth Holdings, LLC (incorporated by reference to Exhibit 10.1 to the

Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

10.3*	Amendment No. 1 to Master Lease, entered into as of February 12, 2016, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant

10.4*	Communications Sales & Leasing, Inc. 2016 Short Term Incentive Plan**

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATIONS SALES & LEASING, INC.

Date:	May 12, 2016	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 12, 2016	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of January 7, 2016, by and among Communications Sales & Leasing, Inc., CSL Bandwidth Inc., Penn Merger Sub, LLC, PEG Bandwidth, LLC, PEG Bandwidth Holdings, LLC, and PEG Bandwidth Holdings, LLC, as Unitholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of January 12, 2016 (File No. 001-36708))

4.1

Articles Supplementary for 3.00% Series A Convertible Preferred Stock, as amended (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

10.2

Stockholders’ and Registration Rights Agreement dated May 2, 2016, by and between Communications Sales and Leasing, Inc. and PEG Bandwidth Holdings, LLC (incorporated by reference to Exhibit 10.1 to the

Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

10.3*	Amendment No. 1 to Master Lease, entered into as of February 12, 2016, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant

10.4*	Communications Sales & Leasing, Inc. 2016 Short Term Incentive Plan**

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.