Form 10-Q
period 2016-06-30
COMMUNICATIONS SALES & LEASING, INC.
filed 2016-08-11
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, the registrant had 153,911,063 shares of common stock, $0.0001 par value per share, outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: the benefits and tax treatment of the Spin-Off; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the impact of the acquisition of PEG Bandwidth, LLC (“PEG Bandwidth”); expectations regarding the impact and timing of the pending acquisition of Tower Cloud, Inc. (“Tower Cloud”), including expectations regarding operational synergies with PEG Bandwidth; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; the deductibility of goodwill for tax purposes; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

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

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to access debt and equity capital markets;
•	the impact on our business or the business of our customers as a result of credit rating downgrades;
•	fluctuating interest rates;
•	our ability to retain our key management personnel;
•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs;
•	covenants in our debt agreements that may limit our operational flexibility;

•	the risk that we fail to fully realize the potential benefits of the PEG Bandwidth and Tower Cloud transactions or have difficulty integrating PEG Bandwidth or Tower Cloud;
•	the possibility that the terms of the Tower Cloud transaction are modified;
•	the risk that the Tower Cloud transaction agreements may be terminated prior to expiration;
•

risks related to satisfying the conditions to the Tower Cloud transaction, including timing (including possible delays) and receipt of regulatory approvals from various governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may deny approval;

•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Communications Sales & Leasing, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Thousands, except par value)	June 30, 2016	December 31, 2015
Assets:
Property, plant and equipment, net	$2,569,402	$2,372,651
Cash and cash equivalents	48,813	142,498
Accounts receivable, net	8,458	2,083
Goodwill	146,590	-
Intangible assets, net	47,920	10,530
Straight-line rent receivable	20,422	11,795
Other assets	10,070	3,079
Total Assets	$2,851,675	$2,542,636
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$20,206	$10,409
Accrued interest payable	26,384	24,440
Deferred revenue	148,346	67,817
Derivative liability	66,888	5,427
Dividends payable	93,208	90,507
Deferred income taxes	5,115	5,714
Capital lease obligations	48,980	-
Notes and other debt, net	3,690,186	3,505,228
Total liabilities	4,099,313	3,709,542

Commitments and contingencies (Note 13)

Convertible preferred stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	79,063	-

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 153,244 shares at June 30, 2016 and 149,862 at December 31, 2015	15	15
Additional paid-in capital	81,881	1,392
Accumulated other comprehensive loss	(66,967)	(5,427)
Distributions in excess of accumulated earnings	(1,341,630)	(1,162,886)
Total shareholders' deficit	(1,326,701)	(1,166,906)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$2,851,675	$2,542,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(Thousands, except per share data)	Three Months Ended June 30, 2016	Period from April 24 - June 30, 2015	Six Months Ended June 30, 2016	Period from April 24 - June 30, 2015
Revenues:
Leasing	$169,050	$124,172	$337,691	$124,172
Fiber Infrastructure	13,776	-	13,776	-
Consumer CLEC	5,747	4,576	11,781	4,576
Total revenues	188,573	128,748	363,248	128,748
Costs and Expenses:
Interest expense	68,036	48,797	134,085	48,797
Depreciation and amortization	92,385	64,444	178,725	64,444
General and administrative expense	8,239	3,161	13,428	3,161
Operating expense	9,911	3,741	14,618	3,741
Transaction related costs	11,210	73	15,120	73
Total costs and expenses	189,781	120,216	355,976	120,216
(Loss) income before income taxes	(1,208)	8,532	7,272	8,532
Income tax expense	327	231	771	231
Net (loss) income	(1,535)	8,301	6,501	8,301
Participating securities' share in earnings	(402)	(325)	(757)	(325)
Dividends declared on convertible preferred stock	(438)	-	(438)	-
Amortization of discount on convertible preferred stock	(496)	-	(496)	-
Net (loss) income applicable to common shareholders	$(2,871)	$7,976	$4,810	$7,976

(Loss) earnings per common share:
Basic	$(0.02)	$0.05	$0.03	$0.05
Diluted	$(0.02)	$0.05	$0.03	$0.05

Weighted-average number of common shares outstanding
Basic	150,913	149,827	150,416	149,827
Diluted	150,913	149,827	150,661	149,827

Dividends declared per common share	$0.60	$0.44	$1.20	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(Thousands)	Three Months Ended June 30, 2016	Period from April 24 - June 30, 2015	Six Months Ended June 30, 2016	Period from April 24 - June 30, 2015
Net (loss) income	$(1,535)	$8,301	$6,501	$8,301
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	(21,019)	28,551	(61,461)	28,551
Changes in foreign currency translation	(159)	-	(79)	-
Other comprehensive (loss) income	(21,178)	28,551	(61,540)	28,551

Comprehensive (loss) gain	$(22,713)	$36,852	$(55,039)	$36,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at April 24, 2015	-	$-	149,827,214	$15	$-	$-	$2,508,270	$2,508,285
Net income	-	-	-	-	-	-	8,301	8,301
Distributions to Windstream related to Spin-Off	-	-	-	-	-	-	(3,447,879)	(3,447,879)
Other comprehensive loss	-	-	-	-	-	28,551	-	28,551
Common stock dividends	-	-	-	-	-	-	(66,576)	(66,576)
Equity issuance cost	-	-	-	-	(338)	-	(118)	(456)
Stock-based compensation	-	-	4,440	-	338	-	-	338
Balance at June 30, 2015	-	$-	149,831,654	$15	$-	$28,551	$(998,002)	$(969,436)

Balance at December 31, 2015	-	$-	149,862,459	$15	$1,392	$(5,427)	$(1,162,886)	$(1,166,906)
Net income	-	-	-	-	-	-	6,501	6,501
Issuance of common stock, net of costs	-	-	3,202,160	-	79,151	-	-	79,151
Amortization of discount on convertible preferred stock	-	-	-	-	(496)	-	-	(496)
Other comprehensive loss	-	-	-	-	-	(61,540)	-	(61,540)
Common stock dividends	-	-	-	-	-	-	(182,956)	(182,956)
Convertible preferred stock dividends	-	-	-	-	-	-	(437)	(437)
Equity issuance cost	-	-	-	-	(110)	-	-	(110)
Net share settlement	-	-	-	-	(203)	-	(1,852)	(2,055)
Stock-based compensation	-	-	178,990	-	2,147	-	-	2,147
Balance at June 30, 2016	-	$-	153,243,609	$15	$81,881	$(66,967)	$(1,341,630)	$(1,326,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Thousands)	Six Months Ended June 30, 2016	Period from April 24 - June 30, 2015
Cash flow from operating activities
Net income	$6,501	$8,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,725	64,444
Amortization of deferred financing costs	3,681	1,272
Amortization of debt discount	3,926	1,366
Deferred income taxes	(599)	(292)
Straight-line rental revenues	(8,627)	(3,200)
Stock-based compensation	2,147	338
Other	(6)	35
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	485	(1,640)
Other assets	(2,104)	(1,827)
Accounts payable, accrued expenses and other liabilities	(318)	24,634
Net cash provided by operating activities	183,811	93,431
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	(316,133)	-
Consideration paid to Windstream Services, LLC	-	(1,035,029)
Capital expenditures	(9,452)	(397)
Net cash used in investing activities	(325,585)	(1,035,426)
Cash flow from financing activities
Principal payment on debt	(11,394)	-
Dividends paid	(180,694)	-
Proceeds from issuance of Term Loans	-	1,127,000
Proceeds from issuance of Notes	148,875	-
Borrowings under revolving credit facility	321,000	-
Payments under revolving credit facility	(278,936)	-
Capital lease payments	(469)	-
Deferred financing costs	(2,998)	(29,933)
Common stock issuance, net of costs	54,836	-
Net share settlement	(2,055)	(456)
Cash in-lieu of fractional shares	-	(19)
Net cash provided by financing activities	48,165	1,096,592
Effect of exchange rates on cash and cash equivalents	(76)	-
Net (decrease) increase in cash and cash equivalents	(93,685)	154,597
Cash and cash equivalents at beginning of period	142,498	18
Cash and cash equivalents at end of period	$48,813	$154,615
Supplemental cash flow information:
Cash paid for interest	$124,694	$24,583
Cash paid for income taxes	$1,827	$-
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$1,188	$-
Tenant capital improvements	$70,603	$6,303
Acquisition of businesses through equity consideration	$102,881	$-
Issuance of notes and other debt to Windstream Services, LLC, net of deferred financing costs ($34,681)	$-	$2,412,829

The accompanying notes are an integral part of these condensed consolidated financial statements

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Description of Business

CS&L was incorporated in the state of Maryland on September 4, 2014 as a subsidiary of Windstream. In connection with the Spin-Off, Windstream and CS&L entered into a long-term, triple-net lease (the “Master Lease”) pursuant to which CS&L leases the Distribution Systems to Windstream. The assets and liabilities of the Distribution Systems and Consumer CLEC Business were recorded in our Condensed Consolidated Financial Statements on a carryover basis as of the date of the Spin-Off.

CS&L is an independent, internally managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. The Company is principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. With the acquisition of PEG Bandwidth, LLC (“PEG Bandwidth”), the Company has also become a leading provider of infrastructure solutions including cell site backhaul and dark fiber, to the telecommunications industry. Presently, CS&L’s primary source of revenue is rental revenues from leasing the Distribution Systems to Windstream Holdings pursuant to the Master Lease. CS&L intends to elect on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a REIT.

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

We have elected to treat Talk America Services, LLC (“Talk America”), and CSL Bandwidth, Inc., the indirect, wholly-owned subsidiaries of CS&L through which we operate the Consumer CLEC Business and PEG Bandwidth’s business, respectively, as taxable REIT subsidiaries effective as of the first day of CS&L’s initial REIT tax year, or in the case of PEG Bandwidth, the date of acquisition.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), filed with the SEC on March 7, 2016. Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report. All material intercompany balances and transactions have been eliminated.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

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

Goodwill—Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter.

Property, Plant and Equipment—Property, plant and equipment is stated at original cost, net of accumulated depreciation. The Company capitalizes costs incurred in bringing property, plant and equipment to an operational state, including all activities directly associated with the acquisition, construction, and installation of the related assets it owns. The Company also enters into leasing arrangements providing for the long‑term use of constructed fiber that is then integrated into the Company’s network infrastructure. For each lease that qualifies as a capital lease, the present value of the lease payments, which may include both periodic lease payments over the term of the lease as well as upfront payments to the lessor, is capitalized at the inception of the lease and included in property and equipment.

Certain property, plant and equipment are depreciated using a group composite depreciation method. Under this method, when property is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the property. For all other property, which includes amortization of capital lease assets, depreciation is computed using the straight-line method over the estimated useful life of the respective property. When the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written-off, with the corresponding gain or loss reflected in operating results.

Costs of maintenance and repairs to property, plant and equipment subject to the Master Lease are the responsibility of our tenant. Costs of maintenance and repairs to property, plant and equipment not subject to triple-net leasing arrangements are expensed as incurred.

During the quarter ended March 31, 2016, we initiated a program whereby we acquire real property interests from third parties owning land where communications infrastructure assets are located and who desired to monetize the underlying real property. These real property interests entitle us to receive rental payments from leases on our sites. The financial results of the acquired real property interests are included in the Leasing segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations. For the six months ended June 30, 2016, we invested approximately $1.7 million for the acquisition of real property interests which are recorded into real estate investments on our Condensed Consolidated Balance Sheet.

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

Reclassifications—Certain amounts have been reclassified to conform with current year presentation. We determined that certain immaterial misclassifications existed in the supplemental guarantor information condensed consolidated statements of comprehensive income for the period from April 24, 2015 to June 30, 2015. See Note 15.

Transaction Related Costs—The Company expenses transaction related costs in the period in which they are incurred and services are received. Transaction related costs include incremental acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs.  Pursuit and transaction costs include professional services (legal, accounting, advisory, regulatory, etc.), finder’s fees, travel expenses, and other direct expenses associated with an acquisition.  Integration costs include incremental costs

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

necessary to integrate an acquired business, including costs necessary to convert data, severance and retention bonuses payable to employees of an acquired business.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We have adopted ASU 2016-09 effective April 1, 2016, and will reverse compensation cost of forfeited awards as they occur. At the time of adoption, we had not experienced any forfeited awards and therefore no cumulative-effect adjustment was necessary.

Note 3. Business Combinations

Summit Wireless Infrastructure, LLC

On January 22, 2016, we acquired 100% of the outstanding equity of Summit Wireless Infrastructure LLC (“Summit”). Summit builds, owns and operates telecommunication infrastructure serving wireless carriers in Mexico. Consideration given to acquire Summit included performance-based shares of common equity valued at $1.1 million, which will vest in full on the third anniversary of closing date, subject to Summit meeting certain performance targets, and the assumption of Summit’s existing debt. The financial results of Summit are included in the Leasing segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

PEG Bandwidth, LLC

On May 2, 2016, we acquired 100% of the outstanding equity of PEG Bandwidth, LLC (“PEG Bandwidth”) for $323 million in cash, the issuance of 87,500 shares of our Series A Convertible Preferred Stock with a fair value of $78.6 million and 1 million shares of our common stock with an acquisition date fair value of $23.2 million. PEG Bandwidth is a leading provider of infrastructure solutions including cell site backhaul and dark fiber, to the telecommunications industry. The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 7. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(thousands)
Property, plant and equipment	$292,008
Cash and cash equivalents	7,003
Accounts receivable	6,804
Other assets	5,161
Intangible assets	37,500
Accounts payable, accrued expenses and other liabilities	(8,122)
Deferred revenue	(12,700)
Capital lease obligations	(49,200)
Net assets acquired	$278,454

Goodwill	$146,590

The above purchase price allocation is considered preliminary and is subject to revision when the valuation of assets and liabilities are finalized upon receipt of the final valuation report from a third party valuation expert, and the resolution of contractual adjustments, such as working capital adjustments as contemplated in the merger agreement are completed.

The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of PEG Bandwidth. The goodwill is expected to be deductible for tax purposes.

Of the $37.5 million of acquired intangible assets, $35.5 million was assigned to customer relationships (weighted average 17 year life) and $2 million was assigned to trademarks (indefinite life).

The acquired business contributed revenues of $13.8 million and operating income of $2.5 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through June 30, 2016. We recorded transaction related costs for the three and six months ended June 30, 2016 of $6.6 million and $9.4 million, respectively, in transaction related costs on our Condensed Consolidated Statements of Income.

The following table presents the unaudited pro forma summary of our financial results as if the business combination had occurred on April 24, 2015. The pro forma results include additional depreciation and amortization resulting from purchase accounting adjustments, adjustments to amortized deferred revenue, and interest expense associated with debt used to fund the acquisition. The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The pro forma results are not indicative of future results of operations, or results that might have been achieved had the acquisition been consummated as of April 24, 2015.

	Three Months Ended	Period from	Six Months Ended	Period from
(Thousands, except per share data)	June 30, 2016	April 24 - June 30, 2015	June 30, 2016	April 24 - June 30, 2015
Pro forma revenue	$195,600	$143,067	$390,477	$143,067
Pro forma net (loss) income	(6,321)	6,225	(1,006)	6,225
Pro forma net (loss) income per share	$(0.04)	$0.04	$(0.01)	$0.04

Windstream Towers

On May 12, 2016, the Company completed the previously announced transaction with Windstream pursuant to which the Company acquired 32 wireless towers owned by Windstream and operating rights for 49 wireless towers previously conveyed to the Company in the Spin-Off for a purchase price of $3 million. The financial results of this tower acquisition are included in the Leasing segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Tower Cloud, Inc.

On June 20, 2016, we announced that we had entered into a definitive agreement to acquire privately-held Tower Cloud, Inc. (“Tower Cloud”) for $230 million in cash and stock.  In addition to the $180 million of cash and 1.9 million shares of CS&L common stock to

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

be delivered at close, Tower Cloud shareholders may receive additional consideration contingent upon Tower Cloud achieving certain defined operational and financial milestones.

Tower Cloud is a leading provider of data transport services, with particular focus on providing infrastructure solutions to the wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments. The acquisition of Tower Cloud compliments our diversification strategy, will expand our national wireless carrier relationships, and accelerate our small cell and dark fiber businesses.  Following the close of the transaction, which is expected to close by late third quarter 2016, Tower Cloud will be reported as a component of our Fiber Infrastructure segment, where we expect to achieve significant operational synergies with PEG Bandwidth. The transaction is subject to regulatory approvals and other customary terms and conditions.

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

The following table summarizes the fair value of our financial instruments at June 30, 2016 and December 31, 2015:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2016
Liabilities
Senior secured notes - 6.00%, due April 15, 2023	$561,000	$-	$561,000	$-
Senior unsecured notes - 8.25%, due October 15, 2023	1,123,875	-	1,123,875	-
Senior secured term loan B - variable rate, due October 24, 2022	2,100,168	-	2,100,168	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	42,064	42,064	-
Derivative liability	66,888	-	66,888	-
Total	$3,893,995	$42,064	$3,851,931	$-

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2015
Liabilities
Senior secured notes - 6.00%, due April 15, 2023	$376,000	$-	$376,000	$-
Senior unsecured notes - 8.25%, due October 15, 2023	937,950	-	937,950	-
Senior secured term loan B - variable rate, due October 24, 2022	1,986,198	-	1,986,198	-
Derivative liability	5,427	-	5,427	-
Total	$3,305,575	$-	$3,305,575	$-

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $3.82 billion at June 30, 2016, with a fair value of $3.83 billion. The estimated fair value of our Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative liabilities are carried at fair value. See Note 6. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both CS&L’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative liabilities fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative liabilities valuation in Level 2 of the fair value hierarchy.

Note 5. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	June 30, 2016	December 31, 2015
Land		$34,008	$33,386
Building and improvements	3 - 40 years	312,783	313,736
Real property interests	50 years	1,714	-
Poles	13 - 40 years	229,935	228,031
Fiber	7 - 40 years	2,129,873	1,948,192
Equipment	5 - 7 years	84,330	-
Copper	7 - 40 years	3,497,682	3,475,987
Conduit	13 - 47 years	89,659	89,460
Tower assets	20 - 49 years	5,299	-
Capital lease assets	See Note 2	64,556	-
Construction in progress		10,436	4,749
		6,460,275	6,093,541
Less accumulated depreciation		(3,890,873)	(3,720,890)
Net property, plant and equipment		$2,569,402	$2,372,651

Depreciation expense for the three and six months ended June 30, 2016 was $91.2 million and $176.7 million, respectively. Depreciation expense for the period from April 24, 2015 to June 30, 2015 was $63.8 million.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

As of June 30, 2016, construction in progress includes approximately $1.5 million of in process capital projects that were transferred to us at the time of the Spin-Off. As Windstream completes these projects, amounts are reclassified to depreciable assets. All construction in progress at December 31, 2015 related to projects transferred to us at the time of the Spin-Off.

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

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

(Thousands)	Location on Condensed Consolidated Balance Sheet	June 30, 2016	December 31, 2015
Interest rate swaps	Derivative liability	$66,888	$5,427

As of June 30, 2016 and December 31, 2015, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. For the three and six months ended June 30, 2016, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $27 million and $73.4 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016 was $5.9 million and $11.9 million, respectively. For the three and six months ended June 30, 2016, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning July 1, 2016, we estimate that $23.6 million will be reclassified as an increase to interest expense.

Note 7. Goodwill and Intangible Assets and Liabilities

Changes in the carrying amount of goodwill occurring during the quarter ended June 30, 2016, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2015	$-	$-
Goodwill associated with 2016 acquisition	146,590	146,590
Goodwill at June 30, 2016	$146,590	$146,590

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The carrying value of the intangible assets is as follows:

(Thousands)	June 30, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$-

Finite life intangible assets:
Customer lists	71,927	(26,007)	34,501	(23,971)

Total intangible assets	73,927		34,501
Less: Accumulated amortization	(26,007)		(23,971)
Total intangible assets, net	$47,920		$10,530

Amortization expense for the three and six months ended June 30, 2016 was $1.2 million and $2.0 million, respectively. Amortization expense is estimated to be $4.3 million for the full year of 2016, $4.7 million in 2017, $4.1 million in 2018, $3.6 million in 2019, $2.9 million in 2020 and $2.5 million in 2021.

Note 8. Notes and Other Debt

Notes and other debt is as follows:

(Thousands)	June 30, 2016	December 31, 2015
Principal amount	$3,820,664	$3,639,300
Less unamortized discount and debt issuance costs	(130,478)	(134,072)
Notes and other debt less unamortized discount and debt issuance costs	$3,690,186	$3,505,228

Notes and other debt at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30, 2016		December 31, 2015
(Thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	$550,000	$(10,383)	$400,000	$(6,767)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(47,923)	1,110,000	(50,200)
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	2,118,600	(72,172)	2,129,300	(77,105)
Senior secured revolving credit facility - variable rate, due April 24, 2020	42,064	-	-	-
Total	$3,820,664	$(130,478)	$3,639,300	$(134,072)

On April 22, 2016, the Company borrowed $321 million under our $500 million senior secured revolving credit facility maturing April 24, 2020 (the “Revolving Credit Facility”) to fund the cash portion of consideration paid to acquire PEG Bandwidth and related transaction costs. See Note 3.

On June 9, 2016, we, along with our wholly-owned subsidiary CSL Capital, LLC (“CSL Capital”), co-issued $150 million aggregate principal amount of 6.00% Senior Secured Notes (the “add-on Notes”) as an add-on to the Company’s existing Senior Secured Notes due April 15, 2023 (the “Senior Secured Notes”).  The add-on Notes were issued at an issue price of 99.25%, are subject to the same customary covenant requirements as the existing Senior Secured Notes, and are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities.  The issuance of the add-on Notes was not

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

registered under the Securities Act of 1933, as amended (“the Securities Act), but was exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act.  Proceeds from the issuance of the add-on Notes were used to repay existing borrowings under the Revolving Credit Facility.

On April 24, 2015 we, along with CSL Capital, co-issued $400 million aggregate principal amount of Senior Secured Notes and $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “Senior Unsecured Notes” and together with the Senior Secured Notes, the “Notes”). The Senior Secured Notes were issued at an issue price of 100% of par value, while the Senior Unsecured Notes were issued at an issue price of 97.055% of par value. The Notes are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities. The Notes were issued to Windstream Services, LLC, a wholly-owned subsidiary of Windstream Holdings, as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off. As such, CS&L did not receive any proceeds from the issuance of the Notes. The issuance of the Notes and their exchange by Windstream Services for certain of its outstanding indebtedness were not registered under the Securities Act, but were exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the Senior Unsecured Notes, the Company subsequently filed with the SEC a registration statement relating to an exchange offer pursuant to which 8.25% Senior Notes due 2023 (the “Exchange Notes”) that were registered with the SEC, were offered in exchange for Senior Unsecured Notes tendered by the holders of those notes. The terms of the Exchange Notes are substantially identical to the terms of the Senior Unsecured Notes in all material respects, except that the Exchange Notes are registered under the Securities Act, and the transfer restrictions, registration rights and additional interest provision applicable to the Senior Unsecured Notes do not apply to the Exchange Notes. The exchange offer was launched on August 5, 2015, and completed on September 2, 2015, with all outstanding Senior Unsecured Notes being tendered and exchanged for Exchange Notes.

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on the ability of CS&L, CSL Capital and our restricted subsidiaries to pay dividends. The covenants are subject to a number of important and significant limitations, qualifications and exceptions. As of June 30, 2016, we were in compliance with all of the covenants under the Notes.

In addition, on April 24, 2015, the Company and CSL Capital entered into a credit agreement (the “Credit Agreement”), which provides for a $2.14 billion Senior Secured Term Loan B facility due October 24, 2022 (the “Term Loan Facility”) and the Revolving Credit Facility (together with the Term Loan Facility, the “Facilities”). The term loans under the Facilities were issued at an issue price of 98.00% of par value, bear interest at a rate equal to a Eurodollar rate, subject to a 1.0% floor, plus an applicable margin equal to 4.00%, and are subject to amortization of 1.0% per annum. The loans have been incurred by the Company and CSL Capital, are guaranteed by certain of CS&L’s wholly-owned subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of CS&L, CSL Capital and the Guarantors, subject to certain exceptions, which assets also secure the Senior Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement.

We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to $150 million plus an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. As of June 30, 2016, we were in compliance with all of the covenants under the Credit Agreement.

The Company transferred $1.04 billion of cash proceeds under the Facilities to Windstream Services, the Company’s parent immediately preceding the Spin-Off, as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off.

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Consolidated Statement of Income. For the three months and six months ended June 30, 2016, we recognized $1.9 million and $3.7 million of non-cash interest expense related to the amortization of deferred financing costs, respectively. For the period from April 24, 2015 to June 30, 2015, we recognized $1.3 million of non-cash interest expense related to the amortization of deferred financing costs.

Note 9. Capital Stock

On May 2, 2016, we issued 1 million shares of our common stock, par value $0.0001 per share, as partial consideration for all outstanding equity interests of PEG Bandwidth. See Note 3.  In addition, we issued 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock, $0.0001 par value (“Series A Shares”), with a liquidation value of $87.5 million. The Series A Shares are non-voting and entitle the holders to receive cumulative dividends at the rate per annum of 3.0%, payable in cash. Holders of the Series A Shares have the option to convert at any time after three years, or are mandatorily convertible after eight years at a conversion rate of 28.5714 shares of common stock per Series A Share, subject to adjustment for certain dilutive events not to exceed a conversion rate of 50.5305 shares of common stock per Series A Share. The Series A Shares provide us the option to cash or share settle, and it is our policy to settle in cash upon conversion. Upon liquidation, each holder of the Series A Shares shall be entitled to receive the liquidation preference per share of $1,000 plus an amount equal to the accumulated and unpaid dividends on such shares. The Series A Shares are recorded at inception on the condensed consolidated balance sheet as mezzanine equity at fair value determined using a Black Scholes model, as of the date of issuance. Amortization of the difference between the liquidation value and the fair value at issuance is recorded as preferred dividends and a component of shareholders’ deficit.

On June 24, 2016, in connection with Windstream’s disposition of a portion of its retained ownership interest in CS&L pursuant to the public offering (See Note 10), we issued 2.2 million additional shares of our common stock.  The shares were sold at a public offering price of $26.01, resulting in proceeds to the Company of $54.8 million, net of underwriting discounts and commissions, which were used to repay existing borrowings under our Revolving Credit Facility.

Note 10. Related Party Transactions

In connection with the Spin-Off, we issued approximately 149.8 million shares of our common stock to Windstream Services as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business. Windstream Holdings distributed approximately 80.4% of the CS&L shares it received to existing stockholders of Windstream Holdings and retained a passive ownership interest of approximately 19.6% of the common stock of CS&L. As a result of this ownership Windstream was deemed to be a related party.

On June 15, 2016 Windstream Holdings disposed of 14.7 million shares of our common stock, representing approximately half of its retained ownership interest, to certain creditors of Windstream in exchange for satisfaction of certain Windstream debt.  The Company did not receive any proceeds resulting from the disposition of these shares.

On June 24, 2016, Windstream Holdings disposed of its remaining 14.7 million shares of our common stock as part of a public offering by Citigroup Global Markets Inc. (“Citigroup”).  Prior to the closing of the offering, Windstream exchanged these shares for certain indebtedness with certain of its creditors in a debt-for-equity exchange.  Following the debt-for-equity exchange, Citigroup acquired the shares from such creditors and sold the shares pursuant to the offering. The Company did not receive any proceeds resulting from the disposition of these shares.

Following Windstream’s disposition of its retained interest in CS&L, Windstream is no longer deemed a related party under applicable accounting regulations.  Our condensed consolidated financial statements reflect the following transactions with Windstream during the periods in which Windstream was deemed a related party:

Revenues – The Company records leasing revenue pursuant to the Master Lease. For the three and six months ended June 30, 2016, we recognized leasing revenues of $169.0 million and $337.6 million, respectively related to the Master Lease. For the period from April 24, 2015 to June 30, 2015, we recognized $124.2 million of revenue related to the Master Lease.

General and Administrative Expenses – We were party to a Transition Services Agreement (“TSA”) pursuant to which Windstream and its affiliates provided, on an interim basis, various services, including but not limited to information technology services, payment processing and collection services, financial and tax services, regulatory compliance and other support services. On April 1, 2016, the TSA ceased and we incurred $19,000 of related TSA expense for the three months ended March 31, 2016. For the period from April 24, 2015 to June 30, 2015, we incurred $33,000 of such expenses.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Operating Expenses – We are party to a Wholesale Master Services Agreement (“Wholesale Agreement”) and a Master Services Agreement with Windstream related to the Consumer CLEC Business. Under the Wholesale Agreement, Windstream provides us transport services (local and long distance telecommunications service), provisioning services (directory assistance, directory listing, service activation and service changes), and repair services (routine and emergency network maintenance, network audits and network security). Under the Master Services Agreement, Windstream provides billing and collections services to CS&L. During the three months ended June 30, 2016, we incurred expenses of $3.2 million and $0.4 million related to the Wholesale Agreement and Master Services Agreement, respectively. During the six months ended June 30, 2016, we incurred expenses of $6.6 million and $0.9 million related to the Wholesale Agreement and Master Services Agreement, respectively. For the period from April 24, 2015 to June 30, 2015 we incurred expenses of $2.8 million and $0.3 million related to the Wholesale Agreement and Master Services Agreement, respectively.

Accounts Receivable – As of December 31, 2015, there were $1.7 million accounts receivable from Windstream related to the collection of Consumer CLEC Business revenues, net of amounts owed to Windstream under the Wholesale Agreement and Master Services Agreement recorded in accounts receivable on our Condensed Consolidated Balance Sheet.

Dividend Payable – At December 31, 2015, there was a $17.6 million dividend payable to Windstream related to the dividend declared on November 6, 2015, based on Windstream ownership of CS&L shares as of the December 31, 2015 record date. This amount was paid to Windstream on January 15, 2016 along with the dividends payable to all common shareholders.

Employee Matters Agreement – We are party to an Employee Matters Agreement (“Employee Matters Agreement”) with Windstream that governs the respective compensation and employee benefit obligations of the Company and Windstream in connection with and following the Spin-Off. Under the Employee Matters Agreement, if requested by a Windstream employee, the Company is required to withhold shares to satisfy the employee’s tax obligations arising from the recognition of income and the vesting of shares related to awards of CS&L restricted stock held by the employee that were granted in connection with the Spin-Off. In that case, the Company must pay to Windstream an amount of cash equal to the amount required to be withheld to satisfy minimum statutory tax withholding obligations or, at the request of Windstream, remit such cash directly to the applicable taxing authorities. During the six months ended June 30, 2016, we withheld 91,412 common shares to satisfy these minimum statutory tax-withholding obligations and delivered $1.9 million to Windstream for remittance to the applicable taxing authorities.

Tower Purchase – In May, 2016, we completed the previously announced transaction with Windstream to acquire 32 wireless towers owned by Windstream and operating rights for 49 wireless towers previously conveyed to the Company in the Spin-Off for a purchase price of approximately $3 million.

Lease Amendment – During the quarter ended March 31, 2016, we amended the Master Lease with Windstream (the “Master Lease Amendment”) to allow for the transfer of ownership rights or exchanges of indefeasible rights of use (an “IRU”) and other long term rights in certain fiber and associated assets constituting leased property under the Master Lease. We will enter into such transactions pursuant to certain fiber exchange agreements under which we will grant to a third party ownership rights in certain fiber assets or an IRU in certain fiber assets that constitute leased property under the Master Lease in exchange for CS&L receiving ownership rights in certain fiber assets or an IRU in certain fiber assets of the third party, which we will then lease to Windstream as leased property under the Master Lease. Under the terms of the Master Lease Amendment, Windstream is responsible for any taxes imposed on CS&L  related to the sale, exchange or other disposition of the fiber assets delivered to a third party or the granting of rights to the leased property that arise from fiber exchange agreements. As of June 30, 2016, no such transactions have been consummated. The Master Lease Amendment also permits us to install, own and operate certain wireless communication towers, antennas and related equipment on designated portions of the leased property.

Note 11. Earnings Per Share

Our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in FASB ASC 260, Earnings per Share.

We also have outstanding performance-based restricted stock units that contain forfeitable rights to receive dividends. Therefore, the awards are considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The earnings per share impact of the Series A Share (See Note 9) is calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provide CS&L the option to cash or share settle the instrument, and it is our policy to settle the instrument in cash upon conversion.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

(Thousands, except per share data)	Three Months Ended June 30, 2016	Period from April 24 - June 30, 2015	Six Months Ended June 30, 2016	Period from April 24 - June 30, 2015
Basic earnings per share:
Numerator:
Net (loss) income	$(1,535)	$8,301	$6,501	$8,301
Less: Income allocated to participating securities	(402)	(325)	(757)	(325)
Dividends declared on convertible preferred stock	(438)	-	(438)	-
Amortization of discount on convertible preferred stock	(496)	-	(496)	-
Net (loss) income applicable to common shares	$(2,871)	$7,976	$4,810	$7,976
Denominator:
Basic weighted-average common shares outstanding	150,913	149,827	150,416	149,827
Basic (loss) earnings per common share	$(0.02)	$0.05	$0.03	$0.05

(Thousands, except per share data)	Three Months Ended June 30, 2016	Period from April 24 - June 30, 2015	Six Months Ended June 30, 2016	Period from April 24 - June 30, 2015
Diluted earnings per share:
Numerator:
Net (loss) income	$(1,535)	$8,301	$6,501	$8,301
Less: Income allocated to participating securities	(402)	(325)	(757)	(325)
Dividends declared on convertible preferred stock	(438)	-	(438)	-
Amortization of discount on convertible preferred stock	(496)	-	(496)	-
Net (loss) income applicable to common shares	$(2,871)	$7,976	$4,810	$7,976
Denominator:
Basic weighted-average common shares outstanding	150,913	149,827	150,416	149,827
Effect of dilutive non-participating securities	-	-	245	-
Weighted-average shares for dilutive earnings per common share	150,913	149,827	150,661	149,827
Dilutive (loss) earnings per common share	$(0.02)	$0.05	$0.03	$0.05

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

For the three months ended June 30, 2016, 283,128 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

Note 12. Segment Information

Subsequent to our acquisition of PEG Bandwidth on May 2, 2016 (Note 3), our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as three operating business segments: Leasing, Fiber Infrastructure and Consumer CLEC. Our Leasing segment represents our REIT operations, including the results of our tower and ground lease operations and corporate expenses not directly attributable to our other operating segments. The Fiber Infrastructure segment represents the operations of the newly acquired PEG Bandwidth business, as well as corporate expenses directly attributable to the operations of that business, and the Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business. We determined that each of these operating segments represents a reportable segment.

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure defined as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items.

Selected financial data related to our segments is presented below for the three months ended June 30, 2016, and for the period from April 24, 2015 to June 30, 2015:

	Three Months Ended June 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$169,050	$13,776	$5,747	$188,573
Adjusted EBITDA	164,810	5,500	1,330	171,640

Interest expense				68,036
Depreciation and amortization	85,824	5,747	814	92,385
Transaction related costs				11,210
Stock-based compensation				1,217
Income tax expense				327
Net loss				$(1,535)

Capital expenditures	4,627	3,401	-	8,028

	Period from April 24, 2015 to June 30, 2015
(Thousands)	Leasing	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$124,172	$4,576	$128,748
Adjusted EBITDA	121,349	835	122,184

Interest expense			48,797
Depreciation and amortization	63,801	643	64,444
Transaction related costs			73
Stock-based compensation			338
Income tax expense			231
Net income			$8,301

Capital expenditures	397	-	397

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Selected financial data related to our segments is presented below for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$337,691	$13,776	$11,781	$363,248
Adjusted EBITDA	329,187	5,500	2,662	337,349

Interest expense				134,085
Depreciation and amortization	171,325	5,747	1,653	178,725
Transaction related costs				15,120
Stock-based compensation				2,147
Income tax expense				771
Net income				$6,501

Capital expenditures	6,051	3,401	-	9,452

Total assets by business segment as of June 30, 2016 and December 31, 2015 are as follows:

(Thousands)	June 30, 2016	December 31, 2015
Leasing	$2,343,690	$2,527,915
Fiber Infrastructure	493,263	-
Consumer CLEC	14,722	14,721
Subtotal of reportable segments	$2,851,675	$2,542,636

Note 13. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Pursuant to the Separation and Distribution Agreement entered into with Windstream in connection with the Spin-Off, Windstream has agreed to indemnify us (including our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Windstream's telecommunications business prior to the Spin-Off, and, pursuant to the Master Lease, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided by Windstream to us.

Under the terms of the Tax Matters Agreement entered into with Windstream, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our consolidated balance sheet.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 14. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income by component is as follows for the six months ended June 30, 2016:

(Thousands)	Currency Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedge	Total
Beginning balance at December 31, 2015	$-	$(5,427)	$(5,427)
Other comprehensive loss before reclassifications	(79)	(73,385)	(73,464)
Amounts reclassified from accumulated other comprehensive income	-	11,924	11,924
Ending balance at June 30, 2016	$(79)	$(66,888)	$(66,967)

Note 15. Supplemental Guarantor Information

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

We have determined that certain immaterial classifications existed in the Condensed Consolidating Statements of Comprehensive Income for the period from April 24, 2015 to June 30, 2015, which impacted only CS&L with applicable offsetting adjustments in the Eliminations column. For the period from April 24, 2015 to June 30, 2015, earnings from consolidated subsidiaries, net income and comprehensive income of CS&L should have been increased from $8.6 million, ($40.5) million, and ($11.9) million to $57.4 million, $8.3 million, and $36.9 million, respectively. The condensed consolidating statement of comprehensive income for the period from April 24, 2015 to June 30, 2015 presented below includes the impact of these revisions.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The following information summarizes our Condensed Consolidating Balance Sheets as of June 30, 2016 and December 31, 2015, Condensed Consolidating Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2016, and the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2016:

	Condensed Consolidating Balance Sheet As of June 30, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$—	$—	$2,051,691	$517,711	$—	$2,569,402
Cash and cash equivalents	799	—	44,220	3,794	—	48,813
Accounts receivable, net	—	—	6,985	1,473	—	8,458
Affiliate receivable	—	—	—	1,899	(1,899)	—
Goodwill	—	—	146,590	—	—	146,590
Intangible assets, net	—	—	37,582	10,338	—	47,920
Straight-line rent receivable	—	—	20,422	—	—	20,422
Investment in consolidated subsidiaries	2,628,156	2,628,156	336,279	326,894	(5,919,485)	-
Other assets	136	—	9,271	663	—	10,070
Total Assets	$2,629,091	$2,628,156	$2,653,040	$862,772	$(5,921,384)	$2,851,675
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$63	$—	$18,869	$1,274	$—	$20,206
Accrued interest payable	26,384	26,384	—	—	(26,384)	26,384
Deferred revenue	—	—	104,516	43,830	—	148,346
Derivative liability	66,888	66,888	—	—	(66,888)	66,888
Affiliate payable	—	—	1,899	—	(1,899)	—
Dividends payable	93,208	—	—	—	—	93,208
Deferred income taxes	—	—	1,715	3,400	—	5,115
Capital lease obligations	—	—	48,980	—	—	48,980
Notes and other debt, net	3,690,186	3,690,186	—	—	(3,690,186)	3,690,186
Total liabilities	3,876,729	3,783,458	175,979	48,504	(3,785,357)	4,099,313

Convertible preferred stock	79,063	—	—	—	—	79,063

Shareholders' Deficit:
Common stock	15	—	—	—	—	15
Additional paid-in capital	81,881	—	—	—	—	81,881
Accumulated other comprehensive income	(66,967)	(66,888)	—	(79)	66,967	(66,967)
Distributions in excess of earnings	(1,341,630)	(1,088,414)	2,477,061	814,347	(2,202,994)	(1,341,630)
Total shareholders' deficit	(1,326,701)	(1,155,302)	2,477,061	814,268	(2,136,027)	(1,326,701)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$2,629,091	$2,628,156	$2,653,040	$862,772	$(5,921,384)	$2,851,675

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Balance Sheet As of December 31, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$—	$—	$1,839,603	$533,048	$—	$2,372,651
Cash and cash equivalents	17	—	140,197	2,284	—	142,498
Accounts receivable, net	—	—	474	1,609	—	2,083
Affiliate receivable	—	—	151	—	(151)	—
Intangible assets, net	—	—	—	10,530	—	10,530
Straight-line rent receivable	—	—	11,795	—	—	11,795
Investment in consolidated subsidiaries	2,458,679	2,458,679	11,235	—	(4,928,593)	—
Other assets	—	—	2,781	298	—	3,079
Total Assets	$2,458,696	$2,458,679	$2,006,236	$547,769	$(4,928,744)	$2,542,636

Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$—	$—	$9,204	$1,205	$—	$10,409
Accrued interest payable	24,440	24,440	—	—	(24,440)	24,440
Deferred revenue	—	—	44,862	22,955	—	67,817
Derivative liability	5,427	5,427	—	—	(5,427)	5,427
Affiliate payable	—	—	—	151	(151)	—
Dividends payable	90,507	—	—	—	—	90,507
Deferred income taxes	—	—	1,677	4,037	—	5,714
Notes and other debt, net	3,505,228	3,505,228	—	—	(3,505,228)	3,505,228
Total liabilities	3,625,602	3,535,095	55,743	28,348	(3,535,246)	3,709,542

Common stock	15	—	—	—	—	15
Additional paid-in capital	1,392	—	—	—	—	1,392
Accumulated other comprehensive income	(5,427)	(5,427)	—	—	5,427	(5,427)
Distributions in excess of earnings	(1,162,886)	(1,070,989)	1,950,493	519,421	(1,398,925)	(1,162,886)
Total shareholders' deficit	(1,166,906)	(1,076,416)	1,950,493	519,421	(1,393,498)	(1,166,906)
Total Liabilities and Shareholders' Deficit	$2,458,696	$2,458,679	$2,006,236	$547,769	$(4,928,744)	$2,542,636

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income (Loss) For the Three Months Ended June 30, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$168,522	$528	$—	$169,050
Fiber Infrastructure	—	—	13,776	—	—	13,776
Consumer CLEC	—	—	—	5,747	—	5,747
Total revenues	—	—	182,298	6,275	—	188,573
Costs and Expenses:
Interest expense	66,381	66,381	1,667	(12)	(66,381)	68,036
Depreciation and amortization	—	—	70,059	22,326	—	92,385
General and administrative expense	1,200	—	6,935	104	—	8,239
Operating expense	—	—	5,482	4,429	—	9,911
Transaction related costs	—	—	11,210	—	—	11,210
Total costs and expenses	67,581	66,381	95,353	26,847	(66,381)	189,781
Earnings from consolidated subsidiaries	66,046	66,046	—	—	(132,092)	—
(Loss) income before income taxes	(1,535)	(335)	86,945	(20,572)	(65,711)	(1,208)
Income tax expense	—	—	136	191	—	327
Net (loss) income	$(1,535)	$(335)	$86,809	$(20,763)	$(65,711)	$(1,535)

Comprehensive (loss) income	$(22,713)	$(21,354)	$86,809	$(20,922)	$(44,533)	$(22,713)

	Condensed Consolidating Statement of Comprehensive Income For the Period from April 24 - June 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$124,172	$—	$—	$124,172
Consumer CLEC	—	—	—	4,576	—	4,576
Total revenues	—	—	124,172	4,576	—	128,748
Costs and Expenses:
Interest expense	48,797	48,797	—	—	(48,797)	48,797
Depreciation and amortization	—	—	46,744	17,700	—	64,444
General and administrative expense	338	—	2,823	—	—	3,161
Operating expense	—	—	—	3,741	—	3,741
Transaction related costs	—	—	73	—	—	73
Total costs and expenses	49,135	48,797	49,640	21,441	(48,797)	120,216
Earnings from consolidated subsidiaries	57,436	57,436	—	—	(114,872)	—
Income (loss) before income taxes	8,301	8,639	74,532	(16,865)	(66,075)	8,532
Income tax expense	—	—	94	137	—	231
Net income (loss)	$8,301	$8,639	$74,438	$(17,002)	$(66,075)	$8,301

Comprehensive income (loss)	$36,852	$37,190	$74,438	$(17,002)	$(94,626)	$36,852

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income (Loss) For the Six Months Ended June 30, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$336,797	$894	$—	$337,691
Fiber Infrastructure	—	—	13,776	—		13,776
Consumer CLEC	—	—	—	11,781	—	11,781
Total revenues	—	—	350,573	12,675	—	363,248
Costs and Expenses:
Interest expense	132,526	132,526	1,571	(12)	(132,526)	134,085
Depreciation and amortization	—	—	134,143	44,582	—	178,725
General and administrative expense	2,130	—	11,098	200	—	13,428
Operating expense	—	—	5,483	9,135	—	14,618
Transaction related costs	—	—	15,120	—	—	15,120
Total costs and expenses	134,656	132,526	167,415	53,905	(132,526)	355,976
Earnings from consolidated subsidiaries	141,157	141,157	—	—	(282,314)	—
(Loss) income before income taxes	6,501	8,631	183,158	(41,230)	(149,788)	7,272
Income tax expense	—	—	384	387	—	771
Net (loss) income	$6,501	$8,631	$182,774	$(41,617)	$(149,788)	$6,501

Comprehensive (loss) income	$(55,039)	$(52,830)	$182,774	$(41,696)	$(88,248)	$(55,039)

	Condensed Consolidating Statement of Comprehensive Income For the Period from April 24 - June 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$124,172	$—	$—	$124,172
Consumer CLEC	—	—	—	4,576	—	4,576
Total revenues	—	—	124,172	4,576	—	128,748
Costs and Expenses:
Interest expense	48,797	48,797	—	—	(48,797)	48,797
Depreciation and amortization	—	—	46,744	17,700	—	64,444
General and administrative expense	338	—	2,823	—	—	3,161
Operating expense	—	—	—	3,741	—	3,741
Transaction related costs	—	—	73	—	—	73
Total costs and expenses	49,135	48,797	49,640	21,441	(48,797)	120,216
Earnings from consolidated subsidiaries	57,436	57,436	—	—	(114,872)	—
Income (loss) before income taxes	8,301	8,639	74,532	(16,865)	(66,075)	8,532
Income tax expense	—	—	94	137	—	231
Net income (loss)	$8,301	$8,639	$74,438	$(17,002)	$(66,075)	$8,301

Comprehensive income (loss)	$36,852	$37,190	$74,438	$(17,002)	$(94,626)	$36,852

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(46,656)	$—	$308,096	$6,060	$(83,689)	$183,811

Cash flow from investing activities
Acquisition of businesses, net of cash acquired	—	—	(316,244)	111	—	(316,133)
Capital expenditures	—	—	(3,397)	(6,055)	—	(9,452)
Net cash (used in) provided by investing activities	—	—	(319,641)	(5,944)	—	(325,585)

Cash flow from financing activities
Principal payment on debt	(11,394)	—	—	—	—	(11,394)
Dividends paid	(180,694)	—	—	—	—	(180,694)
Proceeds from issuance of Notes	148,875	—	—	—	—	148,875
Borrowings under revolving credit facility	321,000	—	—	—	—	321,000
Payments under revolving credit facility	(278,936)					(278,936)
Capital lease payments	—	—	(469)	—	—	(469)
Deferred financing costs	(2,998)	—	—	—	—	(2,998)
Common stock issuance, net of costs	54,836	—	—	—	—	54,836
Net share settlement	(2,055)	—	—	—	—	(2,055)
Intercompany transactions, net	(1,196)	—	(83,963)	1,470	83,689	—
Net cash (used in) provided by investing activities	47,438	—	(84,432)	1,470	83,689	48,165

Effect of exchange rates on cash and cash equivalents	—	—	—	(76)	—	(76)

Net increase in cash and cash equivalents	782	—	(95,977)	1,510	—	(93,685)
Cash and cash equivalents, December 31, 2015	17	—	140,197	2,284		142,498
Cash and cash equivalents, June 30, 2016	$799	$—	$44,220	$3,794	$—	$48,813

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Cash Flows For the period from April 24 - June 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(61,540)	$—	$154,971	$—	$—	$93,431

Cash flow from investing activities
Consideration paid to Windstream Services	(1,035,029)	—	—	—	—	(1,035,029)
Capital expenditures	—	—	(397)	—	—	(397)
Net cash used in investing activities	(1,035,029)	—	(397)	—	—	(1,035,426)

Cash flow from financing activities
Proceeds from issuance of Term Loans	1,127,000	—	—	—	—	1,127,000
Deferred financing costs	(29,933)	—	—	—	—	(29,933)
Common stock issuance	(456)	—	—	—	—	(456)
Cash in-lieu of fractional shares	(19)	—	—	—	—	(19)
Net cash provided by investing activities	1,096,592	—	—	—	—	1,096,592

Net increase in cash and cash equivalents	23	—	154,574	—	—	154,597
Cash and cash equivalents, December 31, 2015	—	—	18	—	—	18
Cash and cash equivalents, June 30, 2015	$23	$—	$154,592	$—	$—	$154,615

Consumer CLEC Business

Statements of Revenues and Direct Expenses

(unaudited)

(Thousands)	For the Period April 1 - April 24, 2015	For the Period January 1 - April 24, 2015
Revenues	$2,258	$10,149
Direct expenses:
Cost of revenues	1,201	5,552
Selling, general, and administrative	7	22
Amortization	270	1,283
Total direct expenses	1,478	6,857
Revenues in Excess of Direct Expenses	$780	$3,292

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

The Consumer CLEC Business, which prior to the Spin-Off had been reported as an integrated operation within Windstream, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers. Prior to the Spin-Off, Windstream ceased accepting new residential customers in the service areas covered by the Consumer CLEC Business.

Note 2. Basis of Presentation

Subsequent to the Spin-Off, all financial results of the Consumer CLEC Business are reported within the consolidated financial statements of CS&L. The accompanying unaudited Statement of Revenues and Direct Expenses for the periods from April 1, 2015 to April 24, 2015 (the “Spin Date”) and January 1, 2015 to Spin Date have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC and are not intended to be a complete presentation of results of operations of the Consumer CLEC Business. Additionally, the interim financial statement has been prepared consistent with Article 10 of Regulation S-X. The elements of the financial statement are stated in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures have been condensed or omitted as permitted by the SEC’s rules and regulations. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the interim period presented have been included. The results of operations for the interim period is not necessarily indicative of results for the full year.

The accompanying Statement of Revenues and Direct Expenses include all direct costs incurred in connection with the operation of the Consumer CLEC Business for which specific identification was practicable. In addition, direct costs incurred by Windstream to operate the Consumer CLEC Business for which specific identification was not practicable have been allocated based on assumptions that management believes are reasonable under the circumstances as more fully discussed in Note 4. The Statement of Revenues and Direct Expenses exclude costs that are not directly related to the Consumer CLEC Business including general corporate overhead costs, interest expense and income taxes.

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

In assessing collectability of receivables, management considers a number of factors, including historical collection experience, aging of the accounts receivable balances and current economic conditions. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. The provision for doubtful accounts, which is

Consumer CLEC Business

Notes to Financial Statement – Continued

included in cost of service, was $28,000 and $111,000 for the period from April 1, 2015 to Spin Date and the period from January 1, 2015 to Spin Date, respectively.

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

Subsequent Events—The accompanying financial statement of the Consumer CLEC Business was derived from the consolidated financial statements of Windstream, which issued its interim unaudited consolidated financial statements for the quarterly period ended March 31, 2015 on May 7, 2015. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of June 30, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2016. Because we were formed in connection with the Spin-Off from Windstream Holdings on April 24, 2015, the comparable period results discussed in this section cover only the 68 day period from April 24, 2015 to June 30, 2015. As such, there are inherent limitations to period over period comparability.  This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

Overview

Company Description

On April 24, 2015, CS&L completed the Spin-Off from Windstream pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business to CS&L and CS&L issued common stock and indebtedness and paid cash obtained from borrowings under CS&L's senior credit facilities to Windstream. In connection with the Spin-Off, we entered into the Master Lease with Windstream, pursuant to which substantially all real property currently owned by CS&L is leased to Windstream and from which substantially all of CS&L's leasing revenues are currently derived.

We are an independent, internally managed real estate investment trust engaged in the acquisition and construction of mission critical infrastructure. We currently own 3.9 million fiber strand miles, 86 wireless towers, and other communications real estate throughout the United States and Mexico. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. With the acquisition of PEG Bandwidth, LLC (“PEG Bandwidth”), the Company has also become a leading provider of infrastructure solutions including cell site backhaul and dark fiber, to the telecommunications industry.  Presently, our primary source of revenue is leasing revenue from leasing our Distributions Systems to Windstream Holdings under the Master Lease. We intend to elect to be taxed as a REIT for U.S. federal income tax purposes starting with our taxable year ending December 31, 2015.

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

We have elected to treat Talk America Services, LLC (“Talk America”), and CSL Bandwidth, Inc., the indirect, wholly-owned subsidiaries of CS&L through which we operate the Consumer CLEC Business and PEG Bandwidth’s business, respectively, as taxable REIT subsidiaries effective as of the first day of CS&L’s initial REIT tax year, or in the case of PEG Bandwidth, the date of acquisition.

We expect to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including, (i) sale leaseback transactions, whereby we acquire existing infrastructure assets from communication service providers and lease them back on a long-term triple net basis; (ii) whole company acquisitions, which may include the use of one or more taxable REIT subsidiaries that are permitted under the tax laws to acquire non-REIT operating businesses and assets subject to certain limitations; (iii) capital investment financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iv) mergers and acquisitions financing, whereby we facilitate mergers and acquisition transactions as a capital partner.

Significant Quarterly Business Developments

Acquisition of PEG Bandwidth, LLC. On May 2, 2016, we completed the previously announced acquisition of PEG Bandwidth. The purchase price for all outstanding equity interests was valued at $425 million, and included $323 million of cash, issuance of one million shares of the Company’s common stock, and the issuance of 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock. PEG Bandwidth is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry, and has an extensive fiber network consisting of over 300,000 strand miles in the Northeast/Mid Atlantic, Illinois and South Central regions of the United States. We funded the cash portion of the transaction through cash on hand and $321 million of borrowings under our Revolving Credit Facility. This transaction diversified our portfolio and is expected to contribute approximately 10% of our consolidated annualized revenues.

Issuance of Senior Secured Notes. On June 9, 2016, we, along with our wholly-owned subsidiary CSL Capital, co-issued $150 million aggregate principal amount of 6.00% Senior Secured Notes as an add-on to the Company’s existing Senior Secured Notes due April 15, 2023.  The add-on Notes were issued at an issue price of 99.25%, are subject to the same customary covenant requirements as the existing Senior Secured Notes, and are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities.  The issuance of the add-on Notes was not be registered under the Securities Act of 1933, as amended (the “Securities Act”), but was exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act.  Proceeds from the issuance of the add-on Notes were used to re-pay existing borrowings under the Revolving Credit Facility.

Windstream’s Disposition of Retained Interest in CS&L. On June 15, 2016, Windstream Holdings disposed of 14.7 million shares of our common stock, representing approximately half of its retained ownership interest, to certain creditors of Windstream in exchange for satisfaction of certain Windstream debt.  Citigroup Global Markets Inc. (“Citigroup”) then acquired such shares from the creditors and as selling shareholder, sold the shares to institutional accredited investors, including funds managed by Searchlight Capital Partners, L.P. (“Searchlight”).  The Company did not receive any proceeds resulting from the disposition of these shares.

In connection with the transaction, Searchlight, as lead private investor of 10 million shares of our common stock, was offered by CS&L the right to designate one member to the Company’s board of directors, provided such designee is reasonably acceptable to the Company.  The designation right will terminate if Searchlight’s ownership drops below 5% prior to June 15, 2019 or below 8% thereafter.

On June 24, 2016, Windstream Holdings disposed of its remaining 14.7 million shares of our common stock as part of a public offering (the “Resale Offering”) by Citigroup.  The Company did not receive any proceeds resulting from the disposition of these shares.

In connection with the Resale Offering, we issued 2.2 million additional shares of our common stock pursuant to an overallotment option granted to the underwriters.  The shares were sold at a public offering price of $26.01, resulting in proceeds to the Company of $54.8 million, net of underwriting discounts and commissions, which were used to repay existing borrowings under our Revolving Credit Facility.

Acquisition of Tower Cloud, Inc. On June 20, 2016, we announced that we had entered into a definitive agreement to acquire privately-held Tower Cloud, Inc. (“Tower Cloud”) for $230 million payable in a combination of cash and stock.  We intend to fund the cash portion of the transaction through cash on hand and borrowings under or Revolving Credit Facility. In addition to the $180 million of cash and 1.9 million shares of our common stock to be delivered at closing, Tower Cloud shareholders may receive additional consideration contingent upon Tower Cloud achieving certain defined operational and financial milestones following the closing of the transaction.

Tower Cloud is a leading provider of data transport services, with particular focus on providing infrastructure solutions to the wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments.  Tower Cloud’s network currently consists of 90,000 fiber strand miles in service across the southeastern United States, with 181,000 fiber strand miles awarded for future deployment for the major wireless carriers.

We believe the acquisition of Tower Cloud compliments our diversification strategy, will expand our national wireless carrier relationships, and will accelerate our small cell and dark fiber businesses. Closing is subject to regulatory approvals and other customary terms and conditions, which is expected to occur by the end of the third quarter of 2016. Following the close of the transaction, Tower Cloud will be reported as a component of our Fiber Infrastructure segment, where we expect to achieve significant operational synergies with PEG Bandwidth.

Addition of New Directors. On June 30, 2016, Scott G. Bruce was appointed to the Company’s Board of Directors.  Mr. Bruce is Managing Director of Associated Partners, LP and was appointed in connection with the completed acquisition of PEG Bandwidth, and in accordance with the terms and conditions set forth in the Agreement and Plan of Merger, dated January 7, 2016 related thereto.

On August 9, 2016, Andrew Frey was appointed to the Company’s Board of Directors, increasing the size of the Company’s Board from five to six members.  Mr. Frey is a partner of Searchlight Capital Partners, L.P. and was appointed pursuant to the letter agreement dated June 15, 2016, between the Company and Searchlight.

Comparison of the three and six months ended June 30, 2016 to the period from April 24, 2015 to June 30, 2015

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended	% of	Period from	% of	Six Months Ended	% of
(Thousands)	June 30, 2016	Revenues	April 24 - June 30, 2015	Revenues	June 30, 2016	Revenues
Revenues:
Leasing	$169,050	89.6%	$124,172	96.4%	$337,691	93.0%
Fiber Infrastructure	13,776	7.3%	-	0.0%	13,776	3.8%
Consumer CLEC	5,747	3.0%	4,576	3.6%	11,781	3.2%
Total revenues	188,573	100.0%	128,748	100.0%	363,248	100.0%
Costs and Expenses:
Interest expense	68,036	36.1%	48,797	37.9%	134,085	36.9%
Depreciation and amortization	92,385	49.0%	64,444	50.1%	178,725	49.2%
General and administrative expense	8,239	4.4%	3,161	2.5%	13,428	3.7%
Operating expense	9,911	5.3%	3,741	2.9%	14,618	4.0%
Transaction related costs	11,210	5.9%	73	0.1%	15,120	4.2%
Total costs and expenses	189,781	100.6%	120,216	93.4%	355,976	98.0%
(Loss) income before income taxes	(1,208)	(0.6%)	8,532	6.6%	7,272	2.0%
Income tax expense	327	0.2%	231	0.2%	771	0.2%
Net (loss) income	(1,535)	(0.8%)	8,301	6.4%	6,501	1.8%
Participating securities' share in earnings	(402)	(0.2%)	(325)	(0.3%)	(757)	(0.2%)
Dividends declared on convertible preferred stock	(438)	(0.2%)	-	0.0%	(438)	(0.1%)
Amortization of discount on convertible preferred stock	(496)	(0.3%)	-	0.0%	(496)	(0.1%)
Net (loss) income applicable to common shareholders	$(2,871)	(1.5%)	$7,976	6.2%	$4,810	1.3%

Revenues

Leasing - Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is primarily responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. The Master Lease has an initial term of 15 years with four (4) five-year renewal options and encompasses properties located in 29 states. The rent under the Master Lease is an annual fixed amount of $650 million during the first three years. Commencing with the fourth year of the Master Lease and continuing for the remainder of the initial term, rent under the Master Lease is subject to annual escalation of 0.5%. Additionally, we funded $43.1 million of capital expenditures related to the Distribution System on December 29, 2015. Monthly rent paid by Windstream increased by approximately $3.5 million per year in accordance with the Master Lease effective as of the date we provided the funding. Rental revenues over the initial term of the Master Lease will be recognized in the financial statements on a straight line basis, representing approximately $670.7 million per year.

The Master Lease further provides that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacement to the Distribution Systems, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of CS&L upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, thus we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets.

For the three and six months ended June 30, 2016, we recognized $169.0 million and $337.7 million of revenue, respectively, from rents under the Master Lease.  These amounts include $4.3 million and $8.6 million of straight-line revenues, respectively, and $1.3 million and $2.2 million of TCI revenue, respectively.  For the 68-day period from April 24, 2015 to June 30, 2015, we recognized $124.2 million of revenues from the Master Lease, which included $3.2 million of straight-line rent revenue, and no TCI revenue.

Because a substantial portion of our revenue is derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition if Windstream experiences operating difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue and sales. Accordingly, we monitor the credit quality of Windstream through numerous methods, including by (i) reviewing the credit ratings of Windstream by nationally recognized credit rating agencies, (ii)

reviewing the financial statements of Windstream that are publicly available and that are required to be delivered to us pursuant to the Master Lease, (iii) monitoring news reports regarding Windstream and its businesses, (iv) conducting research to ascertain industry trends potentially affecting Windstream, and (v) monitoring the timeliness of its lease payments.

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

Fiber Infrastructure – We recognized $13.8 million of revenue, approximately 80% of which was derived from lit backhaul services, from our Fiber Infrastructure segment for the three and six months ended June 30, 2016, representing the revenues from the acquired PEG Bandwidth business from the date of acquisition to June 30, 2016.  At June 30, 2016, we had approximately 3,300 customer connections.

Consumer CLEC - For the three months ended June 30, 2016, we recognized $5.7 million of revenue from the Consumer CLEC Business, compared to $4.6 million for the period from April 24, 2015 to June 30, 2015.  The increase is due to a full quarter of revenue during 2016, compared to 68 days of revenue during the prior year period.  This increase was offset by a decrease in customer counts, as we served 41,200 customers as of June 30, 2016, a 12% decrease from 47,000 at June 30, 2015. The decrease in customers is due to the effects of competition and customer attrition.  For the six months ended June 30, 2016 we recognized $11.8 million of revenue from the Consumer CLEC Business.

Interest Expense

Interest expense for the three and six months ended June 30, 2016 totaled $68.0 million and $134.1 million, respectively. Interest expense includes non-cash interest expense of $3.8 million and $7.6 million for the three and six months ended June 30, 2016, respectively, resulting from the amortization of our debt discounts and debt issuance costs. In addition, during the quarter ended June 30, 2016, we incurred $1.4 million in interest expense related to our previously undrawn Revolving Credit Facility and $400,000 related to the $150 million of newly issued add-on Senior Secured Notes. Our interest expense includes the impact of our interest rate swap agreements.

Interest expense for the period from April 24, 2015 to June 30, 2015 totaled $48.8 million, which includes non-cash interest expense of $2.6 million resulting from the amortization of our debt discounts and debt issuance costs.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three and six months ended June 30, 2016 totaled $92.4 million and $178.7 million, respectively, which included property, plant and equipment depreciation of $91.1 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $1.2 million for the three months ended June 30, 2016, and property, plant and equipment depreciation of $176.6 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $2.0 million for the six months ended June 30, 2016. Charges for depreciation and amortization for the period from April 24, 2015 through June 30, 2015 totaled $64.4 million, which included property, plant and equipment depreciation of $63.8 million and intangible asset amortization of $0.6 million.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended June 30, 2016, general and administrative costs totaled $8.3 million (4.4% of revenue), which includes $1.2 million of stock-based compensation expense. For the six months ended June 30, 2016, general and administrative costs totaled $13.4 million (3.7% of revenue), which includes $2.1 million of stock-based compensation expense. For the three and six months ended June 30, 2016, our general and administrative expenses included $3.4 million of expense related to the newly acquired PEG business.

For the period from April 24, 2015 to June 30, 2015, general and administrative costs totaled $3.2 million (2.5% of revenue), which includes $0.3 million of stock-based compensation expense.

Operating Expense

Operating expense for the three and six months ended June 30, 2016, totaled $9.9 million (5.3% of revenue) and $14.6 million (4.0% of revenue), respectively, and include expense related to the operation of the Consumer CLEC Business and the newly acquired PEG Bandwidth business.

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Master Services Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Master Services Agreement for the three and six months ended June 30, 2016 totaled $3.2 million (1.7% of revenue) and $6.6 million (1.8% of revenue), respectively, and expense associated with the Master Services Agreement for those time periods total $0.4 million (0.2% of revenue) and $0.9 million (0.2% of revenue), respectively. Expense associated with the Consumer CLEC Business, for the period from April 24, 2015 to June 30, 2015, primarily related to the Wholesale Master Services Agreement ($2.8 million) and the Master Services Agreement ($0.3 million).

For the three and six months ended June 30, 2016, we incurred $5.4 million (2.9% and 1.5% of revenue, respectively) of operating expense related to the PEG Bandwidth business, which includes $1.4 million of tower rent expense, $1.0 million of payroll related expense, and $0.9 million of lit service expense.

Reportable Segments

Subsequent to our acquisition of PEG Bandwidth on May 2, 2016, we manage our operations as three reportable business segments: Leasing, Fiber Infrastructure and Consumer CLEC. Our Leasing segment represents our REIT operations, including the results of our tower and ground lease operations, and corporate expenses not directly attributable to other operating segments. The Fiber Infrastructure segment represents the operations of the newly acquired PEG Bandwidth business, as well as corporate expenses directly attributable to the operations of the business, and the Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business. We evaluate the performance of each segment based on Adjusted EBITDA.

The following table sets forth, for the three months ended June 30, 2016, revenues and Adjusted EBITDA of our reportable segments:

	Three Months Ended June 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$169,050	$13,776	$5,747	$188,573
Adjusted EBITDA	164,810	5,500	1,330	171,640

Interest expense				68,036
Depreciation and amortization	85,824	5,747	814	92,385
Transaction related costs				11,210
Stock-based compensation				1,217
Income tax expense				327
Net loss				$(1,535)

The following table sets forth, for the period from April 24, 2015 to June 30, 2015, revenues and Adjusted EBITDA of our reportable segments:

	Period from April 24, 2015 to June 30, 2015
(Thousands)	Leasing	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$124,172	$4,576	$128,748
Adjusted EBITDA	121,349	835	122,184

Interest expense			48,797
Depreciation and amortization	63,801	643	64,444
Transaction related costs			73
Stock-based compensation			338
Income tax expense			231
Net income			$8,301

The following table sets forth, for the six months ended June 30, 2016, revenues and Adjusted EBITDA of our reportable segments:

	Six Months Ended June 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$337,691	$13,776	$11,781	$363,248
Adjusted EBITDA	329,187	5,500	2,662	337,349

Interest expense				134,085
Depreciation and amortization	171,325	5,747	1,653	178,725
Transaction related costs				15,120
Stock-based compensation				2,147
Income tax expense				771
Net income				$6,501

The increase in the performance of our Leasing and Consumer CLEC segments for the quarter ended June 30, 2016 compared to the period from April 24 to June 30, 2015, is primarily attributable to the impact of a full quarter of activity in 2016, while there was only 68 days of activity in 2015.  The results of our Fiber Infrastructure segment represent operations of our newly acquired PEG Bandwidth business from the date of acquisition to June 30, 2016.

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

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of transaction related costs, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants.  Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.

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

The Company defines NFFO, as FFO excluding the impact, which may be recurring in nature, of transaction related costs. The Company defines AFFO, as NFFO excluding (i) non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight line rental revenues, revenue associated with the amortization of tenant capital improvements and (ii) the impact, which may be recurring in nature, of maintenance capital expenditures, the write-off of unamortized deferred financing fees, additional costs incurred as a result of early repayment of debt, changes in the fair value of contingent consideration and financial instruments and similar items. We believe that the use of FFO, NFFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO, NFFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction related costs. The Company uses FFO, NFFO and AFFO, and their respective per share amounts, only as performance measures, and FFO, NFFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO, NFFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO, NFFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA, NFFO and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income applicable to common shareholders to FFO, NFFO and AFFO for the three and six months ended June 30, 2016 and for the period from April 24, 2015 to June 30, 2015 is as follows:

(Thousands)	Three Months Ended June 30, 2016	Period from April 24 - June 30, 2015	Six Months Ended June 30, 2016
Net (loss) income	$(1,535)	$8,301	$6,501
Depreciation and amortization	92,385	64,444	178,725
Interest expense	68,036	48,797	134,085
Income tax expense	327	231	771
EBITDA	$159,213	$121,773	$320,082
Stock based compensation	1,217	338	2,147
Transaction related costs	11,210	73	15,120
Adjusted EBITDA	$171,640	$122,184	$337,349

(Thousands)	Three Months Ended June 30, 2016	Period from April 24 - June 30, 2015	Six Months Ended June 30, 2016
Net (loss) income attributable to common shareholders	$(2,871)	$7,976	$4,810
Real estate depreciation and amortization	87,331	63,801	172,832
Participating securities share in earnings	402	325	757
Participating securities share in FFO	(402)	(352)	(770)
FFO applicable to common shareholders	$84,460	$71,750	$177,629
Transaction related costs	11,210	73	15,120
NFFO applicable to common shareholders	95,670	71,823	192,749
Amortization of deferred financing costs	1,863	1,272	3,681
Amortization of debt discount	1,980	1,366	3,926
Stock based compensation	1,217	338	2,147
Non-real estate depreciation and amortization	5,054	643	5,893
Straight-line rental revenue	(4,305)	(3,200)	(8,627)
Maintenance capital expenditures	(680)	-	(680)
Amortization of discount on convertible preferred stock	496	-	496
Other non-cash (revenue) expense, net	(1,692)	35	(2,509)
AFFO applicable to common shareholders	$99,603	$72,277	$197,076

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with SEC on March 7, 2016. As of June 30, 2016, there has been no material change to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities, and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), borrowings under our Credit Agreement, and proceeds from the issuance of debt and equity securities. As of June 30, 2016, we had approximately $506.7 million of liquidity, consisting of unrestricted cash and cash equivalents of $48.8 million and $457.9 million of unused borrowing availability under the Revolving Credit Agreement.

Cash provided by operating activities was $183.8 million for the six months ended June 30, 2016 driven by favorable changes in working capital, primarily attributable to our leasing activities.

Cash used in investing activities was $325.6 million for the six months ended June 30, 2016, which was driven by the acquisition of PEG Bandwidth ($316.1 million) and capital expenditures ($9.5 million).

Cash provided by financing activities was $48.2 million for the six months ended June 30, 2016, which primarily represents the proceeds from the add-on Notes ($148.9 million), proceeds from the sale of common stock pursuant to the overallotment option granted in connection with the Resale Offering ($54.8 million) and net borrowings under the Revolving Credit Facility ($42.1 million) related to the PEG Bandwidth transaction, partially offset by dividend payments ($180.7 million) and principal payments related to the Term Loan Facility ($10.7 million).

We anticipate our cash on hand and borrowing availability under our Revolving Credit Facility, combined with our cash flows provided by operating activities will be sufficient to fund our business operations, debt service and distributions to our shareholders over the next twelve months. However, we may take advantage of opportunities to generate additional liquidity through capital markets transactions. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Contractual Obligations

As of June 30, 2016, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21.4	$42.8	$84.9	$3,671.6	$3,820.7
Interest payments on long-term debt obligations(b)	229.8	459.4	454.0	424.0	1,567.2
Operating leases	9.1	13.3	4.8	1.2	28.4
Capital Leases	5.7	10.4	10.4	55.2	81.7
Total projected obligations and commitments(c)	$266.0	$525.9	$554.1	$4,152.0	$5,498.0

(a)	Excludes $130.5 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Excludes $66.9 million of derivative liability related to interest rate swaps maturing on October 24, 2022.

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

On July 15, 2016, we paid, to shareholders of record as of the close of business on June 30, 2016, a cash dividend on our common stock of $0.60 per share for the period from April 1, 2016 through June 30, 2016.

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

Capital Expenditures

We anticipate incurring total capital expenditures related to the acquired PEG Bandwidth business of $12 million to $16 million during 2016.  As of June 30, 2016, we have incurred approximately $3.4 million of such expenditures.

We do not anticipate incurring significant capital expenditures on an annual basis in connection with corporate assets or operating our Consumer CLEC Business.

Recent Accounting Guidance

New accounting rules and disclosures can impact our reported results and comparability of our financial statements. These matters are described in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016. The Company is the process of evaluating this guidance to determine the impact it will have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 is effective for the fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We have adopted ASU 2016-09 effective April 1, 2016, and will reverse compensation cost of forfeited awards as they occur. At the time of adoption, we had not experienced any forfeited awards and therefore no cumulative-effect adjustment was necessary.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 7, 2016, as supplemented by the supplemental risk factors related to the business of PEG Bandwidth, which we acquired on May 2, 2016, included in Part II, “Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	—	—	—	—
May 1, 2016 to May 31, 2016	—	—	—	—
June 1, 2016 to June 30, 2016	934	28.27	—	—
Total	934	$28.27	—	—

(1)	The average price paid share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

As discussed above in the section titled “Overview—Significant Quarterly Business Developments” included in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, on June 15, 2016 in connection with Citigroup’s sale of shares of our common stock to Searchlight, we entered into a letter agreement with Searchlight, pursuant to which we agreed to cause the total number of directors constituting our board of directors (the “Board”) to be increased by one director and cause a designee selected by Searchlight to fill the newly created vacancy, following the completion of the Company’s customary procedures for director selection.  On August 9, 2016, the Board increased the size of the Board by one and appointed Andrew Frey, a partner of Searchlight, to fill the newly created vacancy. Mr. Frey is not currently expected to serve on any of the Board’s committees.

Mr. Frey will be compensated for his board service in accordance with the Company’s non-employee director compensation program, as is more fully described in the “Director Compensation” section of the Company’s definitive proxy statement for the 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 6, 2016.

Other than as described in this Item 5, there are no other arrangements or understandings between Mr. Frey and any other person pursuant to which he was selected to serve on the Board, nor is Mr. Frey party to any related party transactions required to be reported pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
2.1*+

Agreement and Plan of Merger, dated as of June 20, 2016, by and among Communications Sales & Leasing, Inc., CSL Fiber Holdings LLC, Thor Merger Sub, Inc., Tower Cloud, Inc. and Shareholder Representative Services LLC, as representative of the equityholders of Tower Cloud, Inc.

2.2*

First Amendment, dated as of August 11, 2016, to the Agreement and Plan of Merger, dated as of June 20, 2016, by and among Communications Sales & Leasing, Inc., CSL Fiber Holdings LLC, Thor Merger Sub, Inc., Tower Cloud, Inc. and Shareholder Representative Services LLC, as representative of the equityholders of Tower Cloud, Inc.

10.1*	Letter Agreement between Searchlight II CLS, L.P. and Communications Sales and Leasing, Inc., dated as of June 15, 2016.

10.2*	Registration Rights Agreement by and among each of the parties listed on the signature pages thereto and Communications Sales & Leasing, Inc. dated as of June 15, 2016.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+

Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission. Also, certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon request but may request confidential treatment for any exhibit or schedule so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNICATIONS SALES & LEASING, INC.

Date:	August 11, 2016	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 11, 2016	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.1*+

Agreement and Plan of Merger, dated as of June 20, 2016, by and among Communications Sales & Leasing, Inc., CSL Fiber Holdings LLC, Thor Merger Sub, Inc., Tower Cloud, Inc. and Shareholder Representative Services LLC, as representative of the equityholders of Tower Cloud, Inc.

2.2*

First Amendment, dated as of August 11, 2016, to the Agreement and Plan of Merger, dated as of June 20, 2016, by and among Communications Sales & Leasing, Inc., CSL Fiber Holdings LLC, Thor Merger Sub, Inc., Tower Cloud, Inc. and Shareholder Representative Services LLC, as representative of the equityholders of Tower Cloud, Inc.

10.1*	Letter Agreement between Searchlight II CLS, L.P. and Communications Sales and Leasing, Inc., dated as of June 15, 2016.

10.2*	Registration Rights Agreement by and among each of the parties listed on the signature pages thereto and Communications Sales & Leasing, Inc. dated as of June 15, 2016.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+

Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.  Also, certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon request but may request confidential treatment for any exhibit or schedule so furnished.