Form 10-Q
period 2016-09-30
COMMUNICATIONS SALES & LEASING, INC.
filed 2016-11-14
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of November 7, 2016, the registrant had 155,789,510 shares of common stock, $0.0001 par value per share, outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: the benefits and tax treatment of the Spin-Off; future financing plans, business strategies, growth prospects and operating and financial performance; the benefits and tax treatment of reorganizing into an “up-REIT” structure; expectations regarding the impact of the acquisitions of PEG Bandwidth, LLC (“PEG Bandwidth”) and Tower Cloud, Inc. (“Tower Cloud”), including expectations regarding operational synergies of the acquisitions; expectations regarding settling conversion of our 3% convertible preferred stock in cash upon conversion; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud’s achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; the deductibility of goodwill for tax purposes; expectations regarding the amortization of intangible assets; expectations regarding the making of distributions and the payment of dividends; and compliance with and changes in governmental regulations.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be realized. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	the ability and willingness of current and future customers to meet and/or perform their obligations under any contractual arrangements entered into with us;
•	the ability of current and future customers to comply with laws, rules and regulations in the operation of the assets we lease to them;
•

the ability and willingness of Windstream and other current and future customers to renew their agreements with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing customer;

•

the availability of and our ability to identify suitable acquisition opportunities and our ability to acquire and lease the respective properties on favorable terms or operate and integrate the acquired business;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to access debt and equity capital markets;
•	the impact on our business or the business of our customers as a result of credit rating downgrades and/or fluctuating interest rates;
•	our ability to retain our key management personnel;
•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs;
•	covenants in our debt agreements that may limit our operational flexibility;

•	the risk that we fail to fully realize the potential benefits of the PEG Bandwidth and Tower Cloud transactions or have difficulty integrating PEG Bandwidth or Tower Cloud;
•

our ability to promptly obtain all necessary services, materials, labor, supplies and rights-of-way required for construction of our projects, and to complete construction without significant delays, disputes or cost overruns;

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

Communications Sales & Leasing, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Thousands, except par value)	September 30, 2016	December 31, 2015
Assets:
Property, plant and equipment, net	$2,694,141	$2,372,651
Cash and cash equivalents	40,762	142,498
Accounts receivable, net	15,846	2,083
Goodwill	263,459	-
Intangible assets, net	162,941	10,530
Straight-line revenue receivable	24,969	11,795
Other assets	15,416	3,079
Total Assets	$3,217,534	$2,542,636
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$37,925	$10,409
Accrued interest payable	57,528	24,440
Deferred revenue	213,889	67,817
Derivative liability	68,758	5,427
Dividends payable	94,470	90,507
Deferred income taxes	31,390	5,714
Capital lease obligations	55,215	-
Contingent consideration	98,600	-
Notes and other debt, net	3,846,711	3,505,228
Total liabilities	4,504,486	3,709,542

Commitments and contingencies (Note 13)

Convertible Preferred Stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	79,807	-

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 155,123 shares at September 30, 2016 and 149,862 at December 31, 2015	15	15
Additional paid-in capital	140,466	1,392
Accumulated other comprehensive loss	(68,938)	(5,427)
Distributions in excess of accumulated earnings	(1,438,302)	(1,162,886)
Total shareholders' deficit	(1,366,759)	(1,166,906)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$3,217,534	$2,542,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended	Period from April 24 -
(Thousands, except per share data)	2016	2015	September 30, 2016	September 30, 2015
Revenues:
Leasing	$169,525	$166,959	$507,216	$291,131
Fiber Infrastructure	25,219	-	38,995	-
Consumer CLEC	5,496	6,675	17,277	11,251
Total revenues	200,240	173,634	563,488	302,382
Costs and Expenses:
Interest expense	70,522	66,511	204,607	115,307
Depreciation and amortization	96,723	87,271	275,448	151,715
General and administrative expense	10,191	4,229	23,619	7,390
Operating expense	15,704	5,148	30,322	8,889
Transaction related costs	9,315	804	24,435	877
Total costs and expenses	202,455	163,963	558,431	284,178
(Loss) income before income taxes	(2,215)	9,671	5,057	18,204
Income tax expense	128	268	899	500
Net (loss) income	(2,343)	9,403	4,158	17,704
Participating securities' share in earnings	(407)	(430)	(1,164)	(755)
Dividends declared on convertible preferred stock	(649)	-	(1,087)	-
Amortization of discount on convertible preferred stock	(745)	-	(1,241)	-
Net (loss) income applicable to common shareholders	$(4,144)	$8,973	$666	$16,949

(Loss) earnings per common share:
Basic	$(0.03)	$0.06	$0.00	$0.11
Diluted	$(0.03)	$0.06	$0.00	$0.11

Weighted-average number of common shares outstanding
Basic	153,878	149,834	151,578	149,831
Diluted	153,878	149,834	151,716	149,831

Dividends declared per common share	$0.60	$0.60	$1.80	$1.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended	Period from April 24 -
(Thousands)	2016	2015	September 30, 2016	September 30, 2015
Net (loss) income	$(2,343)	$9,403	$4,158	$17,704
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	(1,870)	(42,544)	(63,331)	(13,993)
Changes in foreign currency translation	(101)	-	(180)	-
Other comprehensive (loss) income	(1,971)	(42,544)	(63,511)	(13,993)

Comprehensive (loss) gain	$(4,314)	$(33,141)	$(59,353)	$3,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at April 24, 2015	-	$-	149,827,214	$15	$-	$-	$2,508,405	$2,508,420
Net income	-	-	-	-	-	-	17,704	17,704
Distributions to Windstream related to Spin-Off	-	-	-	-	-	-	(3,447,879)	(3,447,879)
Other comprehensive loss	-	-	-	-	-	(13,993)	-	(13,993)
Common stock dividends	-	-	-	-	-	-	(156,926)	(156,926)
Equity issuance cost	-	-	-	-	(516)	-	(113)	(629)
Stock-based compensation	-	-	8,413	-	1,117	-	-	1,117
Balance at September 30, 2015	-	$-	149,835,627	$15	$601	$(13,993)	$(1,078,809)	$(1,092,186)

Balance at December 31, 2015	-	$-	149,862,459	$15	$1,392	$(5,427)	$(1,162,886)	$(1,166,906)
Net income	-	-	-	-	-	-	4,158	4,158
Issuance of common stock, net of costs	-	-	5,077,629	-	137,665	-	-	137,665
Amortization of discount on convertible preferred stock	-	-	-	-	(1,241)	-	-	(1,241)
Other comprehensive loss	-	-	-	-	-	(63,511)	-	(63,511)
Common stock dividends	-	-	-	-	-	-	(276,567)	(276,567)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,087)	(1,087)
Equity issuance cost	-	-	-	-	(625)	-	-	(625)
Net share settlement	-	-	-	-	(203)	-	(1,920)	(2,123)
Stock-based compensation	-	-	183,072	-	3,478	-	-	3,478
Balance at September 30, 2016	-	$-	155,123,160	$15	$140,466	$(68,938)	$(1,438,302)	$(1,366,759)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Communications Sales & Leasing, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(Thousands)	Nine Months Ended September 30, 2016	Period from April 24- September 30, 2015
Cash flow from operating activities
Net income	$4,158	$17,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,448	151,715
Amortization of deferred financing costs	5,640	3,039
Amortization of debt discount	5,964	3,253
Deferred income taxes	836	(672)
Straight-line rental revenues	(13,174)	(7,497)
Stock-based compensation	3,478	1,117
Other	22	-
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,435)	217
Other assets	(4,951)	(1,664)
Accounts payable, accrued expenses and other liabilities	27,565	54,047
Net cash provided by operating activities	300,551	221,259
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	(489,538)	-
Consideration paid to Windstream Services, LLC	-	(1,035,029)
Capital expenditures	(19,204)	(712)
Net cash used in investing activities	(508,742)	(1,035,741)
Cash flow from financing activities
Principal payment on debt	(16,744)	(5,350)
Dividends paid	(273,692)	(66,522)
Proceeds from issuance of Term Loans	-	1,127,000
Proceeds from issuance of Notes	148,875	-
Borrowings under revolving credit facility	521,000	-
Payments under revolving credit facility	(321,000)	-
Capital lease payments	(945)	-
Deferred financing costs	(2,946)	(30,018)
Common stock issuance, net of costs	54,211	(516)
Net share settlement	(2,123)	(113)
Cash in-lieu of fractional shares	-	(19)
Net cash provided by financing activities	106,636	1,024,462
Effect of exchange rates on cash and cash equivalents	(181)	-
Net (decrease) increase in cash and cash equivalents	(101,736)	209,980
Cash and cash equivalents at beginning of period	142,498	18
Cash and cash equivalents at end of period	$40,762	$209,998
Supplemental cash flow information:
Cash paid for interest	$158,695	$58,600
Cash paid for income taxes	$2,522	$-
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$4,403	$-
Tenant capital improvements	$112,200	$41,289
Acquisition of businesses through non-cash consideration	$259,996	$-
Issuance of notes and other debt to Windstream Services, LLC, net of deferred financing costs ($34,681)	$-	$2,412,829

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

CS&L is an independent, internally managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. The Company is principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. Through our fiber infrastructure group, Uniti Fiber, the Company has also become a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry. The Consumer CLEC Business, which was reported as an integrated operation within Windstream prior to the Spin-Off, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations.  Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers.

The Company operates as a REIT for U.S. federal income tax purposes.  As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease.  We have elected to treat certain indirect, wholly-owned subsidiaries of CS&L through which we operate Uniti Fiber and the Consumer CLEC Business as taxable REIT subsidiaries (“TRSs”).  TRSs enable us to engage in activities that do not result in income that would be qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Income Taxes—We currently have no liabilities for uncertain income tax positions. We have filed our initial U.S. federal and state income tax returns which are subject to examination.

Business Combinations—In accordance with ASC 805, Business Combinations, we apply the acquisition method of accounting for acquisitions meeting the definition of a business combination, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. Any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. ASC 805 also requires acquirers, among other things, to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. The Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed.

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

We acquire real property interests from third parties who own land where communications infrastructure assets are located and desire to monetize the underlying real property. These real property interests entitle us to receive rental payments from leases on our sites. The financial results of the acquired real property interests are included in the Leasing segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations. Real property interests are recorded in real estate investments on our Condensed Consolidated Balance Sheet.

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

Reclassifications—Certain amounts have been reclassified to conform with current year presentation. We determined that certain immaterial misclassifications existed in the supplemental guarantor information condensed consolidating statements of comprehensive income and statement of cash flows for the period April 24, 2015 to September 30, 2015. See Note 15.

Transaction Related Costs—The Company expenses transaction related costs in the period in which they are incurred and services are received. Transaction related costs include incremental acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs.  Pursuit and transaction costs include professional services (legal, accounting, advisory, regulatory, etc.),

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

finder’s fees, travel expenses, and other direct expenses associated with an acquisition.  Integration costs include direct costs necessary to integrate an acquired business, including professional services, systems and data conversion, severance and retention bonuses payable to employees of an acquired business.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016. The Company is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 is effective for fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We adopted ASU 2016-09 effective April 1, 2016, and will reverse compensation cost of forfeited awards as they occur. At the time of adoption, we had not experienced any forfeited awards and therefore no cumulative-effect adjustment was necessary.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on our financial statements.

Note 3. Business Combinations

Tower Cloud, Inc.

On August 31, 2016, we acquired 100% of the outstanding equity of Tower Cloud, Inc. (“Tower Cloud”) for $187.7 million in cash and 1.9 million shares of our common stock with an acquisition date fair value of $58.5 million.  Additional contingent consideration of up to $130 million, with an acquisition date fair value of $98.6 million, may be paid upon the achievement of certain defined operational and financial milestones. See Note 4. At the Company’s discretion, a combination of cash and CS&L common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. Tower Cloud provides data transport services, with particular focus on providing infrastructure solutions to the wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments. Following the close of the transaction, the Tower Cloud business and the previously acquired PEG Bandwidth LLC (“PEG Bandwidth”) business were combined into a unified fiber infrastructure organization, Uniti Fiber. The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date. The acquisition was recorded by allocating the costs of the assets acquired

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 7. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

(thousands)
Property, plant and equipment	$163,680
Cash and cash equivalents	14,346
Accounts receivable	3,043
Other assets	2,595
Intangible assets	116,218
Accounts payable, accrued expenses and other liabilities	(16,782)
Deferred revenue	(23,900)
Deferred income taxes	(24,840)
Capital lease obligations	(6,750)
Net assets acquired	$227,610

Goodwill	$117,254

The above purchase price allocation is considered preliminary and is subject to revision when the valuation of assets and liabilities are finalized upon receipt of the final valuation report from a third party valuation expert, and resolution of contractual adjustments, such as working capital adjustments, set forth in the merger agreement.

The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of Tower Cloud. The acquisition was treated as a taxable acquisition of the outstanding stock of Tower Cloud, Inc. Thus, none of the goodwill is expected to be deductible for tax purposes.

We acquired an intangible asset that was assigned to customer relationships of $116.2 million (30 year life).

Tower Cloud had federal net operating loss (“NOL”) carryforwards of approximately $81.2 million at the date of the acquisition, which will expire between 2026 and 2036. As a result of the change in ownership, the utilization of NOL carryforwards is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of August 31, 2016 were approximately $37.0 million, with respect to which we have determined that a valuation allowance is not required.  A net deferred tax liability of $24.8 million was recorded in connection with the acquisition, which is primarily related to the excess of the recorded amounts for Property, Plant & Equipment and Intangible Assets over their respective historical tax bases.

The acquired business contributed revenue of $3.5 million and an operating loss of $0.4 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through September 30, 2016. We recorded transaction related costs related to the acquisition of Tower Cloud for the three and nine months ended September 30, 2016 of $5.4 million and $8.9 million, respectively, within transaction related costs on the Condensed Consolidated Statement of Income.

The following table presents the unaudited pro forma summary of our financial results as if the business combination had occurred on April 24, 2015. The pro forma results include additional depreciation and amortization resulting from purchase accounting adjustments, adjustments to amortized deferred revenue, and interest expense associated with debt used to fund the acquisition. The pro forma results do not include any synergies or other benefits of the acquisition. The pro forma results are not indicative of future results of operations, or results that might have been achieved had the acquisition been consummated as of April 24, 2015.

	Three Months Ended September 30,		Nine Months Ended	Period from April 24 -
(Thousands, except per share data)	2016	2015	September 30, 2016	September 30, 2015
Pro forma revenue	$207,142	$184,728	$591,185	$333,226
Pro forma net (loss) income	(1,820)	6,585	(5,744)	9,773
Pro forma net (loss) income per share	$(0.01)	$0.04	$(0.04)	$0.06

Windstream Towers

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

PEG Bandwidth, LLC

On May 2, 2016, we acquired 100% of the outstanding equity of PEG Bandwidth for $323 million in cash, the issuance of 87,500 shares of our 3.00% Series A Convertible Preferred Stock with a fair value of $78.6 million and 1 million shares of our common stock with an acquisition date fair value of $23.2 million. PEG Bandwidth is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry. The operating results from this acquisition are included in the condensed consolidated financial statements from the acquisition date. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 7. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

(thousands)
Property, plant and equipment	$293,415
Cash and cash equivalents	7,003
Accounts receivable	6,230
Other assets	5,161
Intangible assets	38,000
Accounts payable, accrued expenses and other liabilities	(9,075)
Deferred revenue	(12,700)
Capital lease obligations	(49,195)
Net assets acquired	$278,839

Goodwill	$146,205

The above purchase price allocation is considered preliminary and is subject to revision upon resolution of contractual adjustments, such as working capital adjustments, set forth in the merger agreement.

The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of PEG Bandwidth. The goodwill is expected to be deductible for tax purposes.

Of the $38 million of acquired intangible assets, $36 million was assigned to customer relationships (weighted average 17 year life) and $2 million was assigned to trademarks (indefinite life).

The acquired business contributed revenues of $35.5 million and an operating loss of $0.6 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through September 30, 2016. We recorded $1.1 million and $10.5 million for the three and nine months ended September 30, 2016, respectively, related to the acquisition of PEG Bandwidth within transaction related costs on our Condensed Consolidated Statements of Income.

The following table presents the unaudited pro forma summary of our financial results as if the business combination had occurred on April 24, 2015. The pro forma results include additional depreciation and amortization resulting from purchase accounting adjustments, adjustments to amortized deferred revenue, and interest expense associated with debt used to fund the acquisition. The pro forma results do not include any synergies or other benefits of the acquisition. The pro forma results are not indicative of future results of operations, or results that might have been achieved had the acquisition been consummated as of April 24, 2015.

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended	Nine Months Ended	Period from April 24 -
(Thousands, except per share data)	September 30, 2015	September 30, 2016	September 30, 2015
Pro forma revenue	$192,968	$590,717	$336,035
Pro forma net income (loss)	6,399	(3,349)	12,624
Pro forma net income (loss) per share	$0.04	$(0.02)	$0.08

Summit Wireless Infrastructure, LLC

On January 22, 2016, we acquired 100% of the outstanding equity of Summit Wireless Infrastructure LLC (“Summit”). Summit builds, owns and operates telecommunication infrastructure serving wireless carriers in Mexico. Consideration given to acquire Summit included performance-based shares of common equity valued at $1.1 million, which will vest in full on the third anniversary of the closing date, subject to Summit meeting certain performance targets, and the assumption of Summit’s existing debt. The financial results of Summit are included in the Leasing segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

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

The following table summarizes the fair value of our financial instruments at September 30, 2016 and December 31, 2015:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2016
Liabilities
Senior secured notes - 6.00%, due April 15, 2023	$569,250	$-	$569,250	$-
Senior unsecured notes - 8.25%, due October 15, 2023	1,159,950	-	1,159,950	-
Senior secured term loan B - variable rate, due October 24, 2022	2,121,280	-	2,121,280	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	200,000	-	200,000	-
Derivative liability	68,758	-	68,758	-
Contingent consideration	98,600	-	-	98,600
Total	$4,217,838	$-	$4,119,238	$98,600

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2015
Liabilities
Senior secured notes - 6.00%, due April 15, 2023	$376,000	$-	$376,000	$-
Senior unsecured notes - 8.25%, due October 15, 2023	937,950	-	937,950	-
Senior secured term loan B - variable rate, due October 24, 2022	1,986,198	-	1,986,198	-
Derivative liability	5,427	-	5,427	-
Total	$3,305,575	$-	$3,305,575	$-

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $3.97 billion at September 30, 2016, with a fair value of $4.05 billion. The estimated fair value of our Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative liabilities are carried at fair value. See Note 6. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both CS&L’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative liabilities fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative liabilities valuation in Level 2 of the fair value hierarchy.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones; therefore, we recorded the estimated fair value of future contingent consideration of $98.6 million as of August 31, 2016. The fair value of the contingent consideration as of August 31, 2016, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified as Level 3. Changes in the fair value of contingent consideration will be recorded in our Condensed Consolidated Statement of Income in the period in which the change occurs. There was no change in the fair value of the contingent consideration as of September 30, 2016.

The following is a roll forward of our liability measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2015	Transfers into Level 3	Gain/(Loss) included in earnings	Settlements	September 30, 2016
Contingent consideration	$-	$98,600	$-	$-	$98,600

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 5. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	September 30, 2016	December 31, 2015
Land		$34,295	$33,386
Building and improvements	3 - 40 years	314,577	313,736
Real property interests	50 years	2,394	-
Poles	13 - 40 years	231,835	228,031
Fiber	7 - 40 years	2,217,760	1,948,192
Equipment	5 - 7 years	127,496	-
Copper	7 - 40 years	3,518,283	3,475,987
Conduit	13 - 47 years	90,538	89,460
Tower assets	20 - 49 years	7,307	-
Capital lease assets	See Note 2	88,999	-
Construction in progress		44,693	4,749
		6,678,177	6,093,541
Less accumulated depreciation		(3,984,036)	(3,720,890)
Net property, plant and equipment		$2,694,141	$2,372,651

Depreciation expense for the three and nine months ended September 30, 2016 was $95.0 million and $271.7 million, respectively. Depreciation expense for the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015 was $86.2 million and $150.0 million, respectively.

As of September 30, 2016, construction in progress includes approximately $1.3 million of in process capital projects that were transferred to us at the time of the Spin-Off. As Windstream completes these projects, amounts are reclassified to depreciable assets. All construction in progress at December 31, 2015 related to projects transferred to us at the time of the Spin-Off.

Note 6. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.12 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%. The Company does not currently have any master netting arrangements related to its derivative contracts.

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

(Thousands)	Location on Condensed Consolidated Balance Sheet	September 30, 2016	December 31, 2015
Interest rate swaps	Derivative liability	$68,758	$5,427

As of September 30, 2016 and December 31, 2015, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. For the three and nine months ended September 30, 2016, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $7.8 million and $81.2 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2016 was $6.0 million and $17.8 million, respectively.  For the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $36.5 million and $3.7 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Consolidated Statement of Income for the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015 was $6.0 million and $10.3 million, respectively. For the three and nine months ended September 30, 2016, there was no ineffective portion of the change in fair value derivatives. For the period from April 24, 2015 to September 30, 2015, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning October 1, 2016, we estimate that $23.9 million will be reclassified as an increase to interest expense.

Note 7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2016, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2015	$-	$-
Goodwill associated with 2016 acquisitions	263,459	263,459
Goodwill at September 30, 2016	$263,459	$263,459

The carrying value of the intangible assets is as follows:

(Thousands)	September 30, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$-

Finite life intangible assets:
Customer lists	188,642	(27,701)	34,501	(23,971)

Total intangible assets	190,642		34,501
Less: Accumulated amortization	(27,701)		(23,971)
Total intangible assets, net	$162,941		$10,530

Amortization expense for the three and nine months ended September 30, 2016 was $1.7 million and $3.7 million, respectively. Amortization expense for the customer list intangible assets was $0.9 million and $1.6 million for the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015, respectively.

Amortization expense is estimated to be $6.1 million for the full year of 2016, $8.7 million in 2017, $8.1 million in 2018, $7.5 million in 2019, $7.0 million in 2020 and $6.5 million in 2021.

Note 8. Notes and Other Debt

Notes and other debt is as follows:

(Thousands)	September 30, 2016	December 31, 2015
Principal amount	$3,973,250	$3,639,300
Less unamortized discount and debt issuance costs	(126,539)	(134,072)
Notes and other debt less unamortized discount and debt issuance costs	$3,846,711	$3,505,228

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016		December 31, 2015
(Thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	$550,000	(10,127)	$400,000	$(6,767)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(46,746)	1,110,000	(50,200)
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	2,113,250	(69,666)	2,129,300	(77,105)
Senior secured revolving credit facility - variable rate, due April 24, 2020	200,000	-	-	-
Total	$3,973,250	$(126,539)	$3,639,300	$(134,072)

On April 22, 2016, the Company borrowed $321 million under our $500 million senior secured revolving credit facility maturing April 24, 2020 (the “Revolving Credit Facility”) to fund the cash portion of consideration paid to acquire PEG Bandwidth and related transaction costs. See Note 3.

On June 9, 2016, we, along with our wholly-owned subsidiary CSL Capital, LLC (“CSL Capital”), co-issued $150 million aggregate principal amount of 6.00% Senior Secured Notes (the “add-on Notes”) as an add-on to the Company’s existing Senior Secured Notes due April 15, 2023 (the “Senior Secured Notes”).  The add-on Notes were issued at an issue price of 99.25% of par value, are subject to the same customary covenant requirements as the existing Senior Secured Notes, and are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities.  The issuance of the add-on Notes was not registered under the Securities Act of 1933, as amended (the “Securities Act”), but was exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act.  Proceeds from the issuance of the add-on Notes were used to repay existing borrowings under the Revolving Credit Facility.

On August 26, 2016, the Company borrowed $150 million under the Revolving Credit Facility to fund the cash portion of consideration paid to acquire Tower Cloud and related transaction costs. See Note 3.

On April 24, 2015 we, along with CSL Capital, co-issued $400 million aggregate principal amount of Senior Secured Notes and $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “Senior Unsecured Notes” and together with the Senior Secured Notes, the “Notes”). The Senior Secured Notes were issued at an issue price of 100% of par value, while the Senior Unsecured Notes were issued at an issue price of 97.055% of par value. The Notes are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities. The Notes were issued to Windstream Services, LLC, a wholly-owned subsidiary of Windstream Holdings (“Windstream Services”), as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off. As such, CS&L did not receive any proceeds from the issuance of the Notes. The issuance of the Notes and their exchange by Windstream Services for certain of its outstanding indebtedness were not registered under the Securities Act, but were exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the Senior Unsecured Notes, the Company subsequently filed with the SEC a registration statement relating to an exchange offer pursuant to which 8.25% Senior Notes due 2023 (the “Exchange Notes”) that were registered with the SEC, were offered in exchange for Senior Unsecured Notes tendered by the holders of those notes. The terms of the Exchange Notes are substantially identical to the terms of the Senior Unsecured Notes in all material respects, except that the Exchange Notes are registered under the Securities Act, and the transfer restrictions, registration rights and additional interest provision applicable to the Senior Unsecured Notes do not apply to the Exchange Notes. The exchange offer was launched on August 5, 2015, and completed on September 2, 2015, with all outstanding Senior Unsecured Notes being tendered and exchanged for Exchange Notes.

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

assets; and create restrictions on the ability of CS&L, CSL Capital and our restricted subsidiaries to pay dividends. The covenants are subject to a number of important and significant limitations, qualifications and exceptions. As of September 30, 2016, we were in compliance with all of the covenants under the Notes.

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

We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to $150 million plus an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. As of September 30, 2016, we were in compliance with all of the covenants under the Credit Agreement.

The Company transferred $1.04 billion of cash proceeds under the Facilities to Windstream Services, the Company’s parent immediately preceding the Spin-Off, as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off.

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed Consolidated Statement of Income. For the three months and nine months ended September 30, 2016, we recognized $2.0 million and $5.6 million of non-cash interest expense related to the amortization of deferred financing costs, respectively. For the period from April 24, 2015 to September 30, 2015, we recognized $3.0 million of non-cash interest expense related to the amortization of deferred financing costs.

Note 9. Capital Stock

On August 31, 2016, we issued 1.9 million shares of our common stock, par value $0.0001 per share, as partial consideration for all outstanding equity interests of Tower Cloud. See Note 3.

On June 24, 2016, in connection with Windstream’s disposition of its retained ownership interest in CS&L pursuant to the public offering (See Note 10), we issued 2.2 million additional shares of our common stock.  The shares were sold at a public offering price of $26.01, resulting in proceeds to the Company of $54.8 million, net of underwriting discounts and commissions, which were used to repay existing borrowings under our Revolving Credit Facility.

On May 2, 2016, we issued 1 million shares of our common stock, par value $0.0001 per share, as partial consideration for all outstanding equity interests of PEG Bandwidth. See Note 3.  In addition, we issued 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock, $0.0001 par value (“Series A Shares”), with a liquidation value of $87.5 million. The Series A Shares are non-voting and entitle the holders to receive cumulative dividends at the rate per annum of 3.0%, payable in cash. Holders of the Series A Shares have the option to convert at any time after three years, or are mandatorily convertible after eight years at a conversion rate of 28.5714 shares of common stock per Series A Share, subject to adjustment for certain dilutive events not to exceed a conversion rate of 50.5305 shares of common stock per Series A Share. The Series A Shares provide us the option to cash or share settle, and it is our policy to settle in cash upon conversion. Upon liquidation, each holder of the Series A Shares shall be entitled to receive the liquidation preference per share of $1,000 plus an amount equal to the accumulated and unpaid dividends on such shares. The Series A Shares were recorded at inception on the Condensed Consolidated Balance Sheet as mezzanine equity at fair value

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

determined using a Black Scholes model, as of the date of issuance. Amortization of the difference between the liquidation value and the fair value at issuance is recorded as preferred dividends and a component of shareholders’ deficit.

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

On June 15, 2016, Windstream Holdings disposed of 14.7 million shares of our common stock, representing approximately half of its retained ownership interest. On June 24, 2016, Windstream Holdings disposed of its remaining 14.7 million shares of our common stock as part of a public offering. The Company did not receive any proceeds resulting from the disposition of these shares.

Accordingly, Windstream is no longer deemed a related party under applicable accounting regulations.  Our condensed consolidated financial statements reflect the following transactions with Windstream during the periods in which Windstream was deemed a related party.

Revenues – The Company records leasing revenue pursuant to the Master Lease. For the six months ended June 30, 2016, we recognized leasing revenues of $337.6 million related to the Master Lease. For the period from April 24, 2015 to September 30, 2015, we recognized $291.1 million of revenue related to the Master Lease.

General and Administrative Expenses – We were party to a Transition Services Agreement (“TSA”) pursuant to which Windstream and its affiliates provided, on an interim basis, various services, including but not limited to information technology services, payment processing and collection services, financial and tax services, regulatory compliance and other support services. On April 1, 2016, the TSA ceased and we incurred $19,000 of related TSA expense for the three months ended March 31, 2016. For the period from April 24, 2015 to September 30, 2015, we incurred $88,000 of such expenses.

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

Lease Amendment – During the quarter ended March 31, 2016, we amended the Master Lease with Windstream (the “Master Lease Amendment”) to allow for the transfer of ownership rights or exchanges of indefeasible rights of use (an “IRU”) and other long term rights in certain fiber and associated assets constituting leased property under the Master Lease. We will enter into such transactions pursuant to certain fiber exchange agreements under which we will grant to a third party ownership rights in certain fiber assets or an IRU in certain fiber assets that constitute leased property under the Master Lease in exchange for CS&L receiving ownership rights in certain fiber assets or an IRU in certain fiber assets of the third party, which we will then lease to Windstream as leased property under the Master Lease. Under the terms of the Master Lease Amendment, Windstream is responsible for any taxes imposed on CS&L related to the sale, exchange or other disposition of the fiber assets delivered to a third party or the granting of rights to the leased property that arise from fiber exchange agreements. As of June 30, 2016, no such transactions had been consummated. The Master Lease Amendment also permits us to install, own and operate certain wireless communication towers, antennas and related equipment on designated portions of the leased property.

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

The earnings per share impact of the Series A Shares (See Note 9) is calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provide CS&L the option to cash or share settle the instrument, and it is our policy to settle the instrument in cash upon conversion.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended	Period from April 24 -
(Thousands, except per share data)	2016	2015	September 30, 2016	September 30, 2015
Basic earnings per share:
Numerator:
Net (loss) income	$(2,343)	$9,403	$4,158	$17,704
Less: Income allocated to participating securities	(407)	(430)	(1,164)	(755)
Dividends declared on convertible preferred stock	(649)	-	(1,087)	-
Amortization of discount on convertible preferred stock	(745)	-	(1,241)	-
Net (loss) income applicable to common shares	$(4,144)	$8,973	$666	$16,949
Denominator:
Basic weighted-average common shares outstanding	153,878	149,834	151,578	149,831
Basic (loss) earnings per common share	$(0.03)	$0.06	$0.00	$0.11

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended September 30,		Nine Months Ended	Period from April 24 -
(Thousands, except per share data)	2016	2015	September 30, 2016	September 30, 2015
Diluted earnings per share:
Numerator:
Net (loss) income	$(2,343)	$9,403	$4,158	$17,704
Less: Income allocated to participating securities	(407)	(430)	(1,164)	(755)
Dividends declared on convertible preferred stock	(649)	-	(1,087)	-
Amortization of discount on convertible preferred stock	(745)	-	(1,241)	-
Net (loss) income applicable to common shares	$(4,144)	$8,973	$666	$16,949
Denominator:
Basic weighted-average common shares outstanding	153,878	149,834	151,578	149,831
Effect of dilutive non-participating securities	-	-	138	-
Weighted-average shares for dilutive earnings per common share	153,878	149,834	151,716	149,831
Dilutive (loss) earnings per common share	$(0.03)	$0.06	$0.00	$0.11

For the three months ended September 30, 2016, 149,087 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

Note 12. Segment Information

Subsequent to our acquisition of PEG Bandwidth on May 2, 2016 (Note 3), our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as three operating business segments: Leasing, Fiber Infrastructure and Consumer CLEC. Our Leasing segment represents our REIT operations, including the results of our tower and ground lease operations and corporate expenses not directly attributable to our other operating segments. The Fiber Infrastructure segment represents the operations of the Uniti Fiber business, as well as corporate expenses directly attributable to the operations of that business, and the Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business. We determined that each of these operating segments represents a reportable segment.

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

Selected financial data related to our segments is presented below for the three months ended September 30, 2016, and September 30, 2015:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended September 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$169,525	$25,219	$5,496	$200,240

Adjusted EBITDA	$165,190	$9,273	$1,213	$175,676
Less:
Interest expense				70,522
Depreciation and amortization	86,208	9,701	814	96,723
Transaction related costs				9,315
Stock-based compensation				1,331
Income tax expense				128
Net loss				$(2,343)

Capital expenditures(1)	$2,875	$6,877	$-	$9,752

	Three Months Ended September 30, 2015
(Thousands)	Leasing	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$166,959	$6,675	$173,634

Adjusted EBITDA	$163,509	$1,527	$165,036
Less:
Interest expense			66,511
Depreciation and amortization	86,307	964	87,271
Transaction related costs			804
Stock-based compensation			779
Income tax expense			268
Net income			$9,403

Capital expenditures(1)	$315	$-	$315

(1)Segment capital expenditures represents capital expenditures as reported in the investing activities section of the Statement of Cash Flows.

Selected financial data related to our segments is presented below for the nine months ended September 30, 2016 and for the period from April 24, 2015 to September 30, 2015:

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Nine Months Ended September 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$507,216	$38,995	$17,277	$563,488

Adjusted EBITDA	$494,377	$14,773	$3,875	$513,025
Less:
Interest expense				204,607
Depreciation and amortization	257,557	15,448	2,443	275,448
Transaction related costs				24,435
Stock-based compensation				3,478
Income tax expense				899
Net income				$4,158

Capital expenditures(1)	$8,926	$10,278	$-	$19,204

	Period from April 24, 2015 to September 30, 2015
(Thousands)	Leasing	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$291,131	$11,251	$302,382

Adjusted EBITDA	$284,858	$2,362	$287,220
Less:
Interest expense			115,307
Depreciation and amortization	150,108	1,607	151,715
Transaction related costs			877
Stock-based compensation			1,117
Income tax expense			500
Net income			$17,704

Capital expenditures(1)	$712	$-	$712

(1)Segment capital expenditures represents capital expenditures as reported in the investing activities section of the Statement of Cash Flows.

Total assets by business segment as of September 30, 2016 and December 31, 2015 are as follows:

(Thousands)	September 30, 2016	December 31, 2015
Leasing	$2,288,927	$2,527,915
Fiber Infrastructure	914,252	-
Consumer CLEC	14,355	14,721
Subtotal of reportable segments	$3,217,534	$2,542,636

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

Note 14. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income by component is as follows for the nine months ended September 30, 2016:

(Thousands)	Currency Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedge	Total
Beginning balance at December 31, 2015	$-	$(5,427)	$(5,427)
Other comprehensive loss before reclassifications	(180)	(81,163)	(81,343)
Amounts reclassified from accumulated other comprehensive income	-	17,832	17,832
Ending balance at September 30, 2016	$(180)	$(68,758)	$(68,938)

Note 15. Supplemental Guarantor Information

In connection with the issuance of the Senior Secured Notes, Senior Unsecured Notes and Term Loan Facility due 2022, the Guarantors provided guarantees of that indebtedness. These guarantees are full and unconditional as well as joint and several. All property assets and related operations of the Guarantors are pledged as collateral under these obligations and the Guarantors are subject to restrictions on certain investments and payments. Subject to the terms and provisions of the debt agreements, in certain circumstances, a Guarantor may be released from its guarantee obligation including, upon the sale or transfer of any portion of its equity interest or all or substantially all of its property, and upon any Guarantor being designated an Unrestricted Subsidiary, as defined in the Credit Agreement, or otherwise no longer being required to remain a Guarantor given its size or regulatory restrictions.

We determined that certain immaterial misclassifications existed in the condensed consolidating statement of cash flows for the period from April 24, 2015 to September 30, 2015, which impacted only CS&L, CSL Capital and the Guarantors with applicable offsetting adjustments in Eliminations. In the condensed consolidating statement of cash flows for the period from April 24, 2015 to September 30, 2015, net cash provided by operating activities for the Guarantors should have been increased by $68.8 million to $278.3 million, with an offsetting decrease of $68.8 million to net cash provided by financing activities for the Guarantors. The condensed consolidating statement of cash flows for the period from April 24, 2015 to September 30, 2015 presented below includes the impact of these revisions.

In addition, we determined that certain immaterial misclassifications existed in the condensed consolidating statements of comprehensive income for the quarter ended September 30, 2015 and the period from April 24, 2015 to September 30, 2015, which impacted only CS&L with applicable offsetting adjustments in the Eliminations column.  For the quarter ended September 30, 2015, earnings from consolidated subsidiaries, net income, and comprehensive income of CS&L should have been increased from $10.2 million, ($57.1) million, and ($99.7) million to $76.7 million, $9.4 million, and ($33.1) million, respectively.  For the period from April 24, 2015 to September 30, 2015, earnings from consolidated subsidiaries, net income, and comprehensive income of CS&L should have been increased from $18.8 million, ($97.6) million, and ($111.6) million to $134.1 million, $17.7 million, and $3.7

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

million respectively. The condensed consolidating statement of comprehensive income for the quarter ended September 30, 2015 and the period from April 24, 2015 to September 30, 2015 presented below includes the impact of these revisions.

The following information summarizes our Condensed Consolidating Balance Sheets as of September 30, 2016 and December 31, 2015, Condensed Consolidating Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016, and the Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2016:

	Condensed Consolidating Balance Sheet As of September 30, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$—	$—	$2,017,542	$676,599	$—	$2,694,141
Cash and cash equivalents	1,698	—	26,595	12,469	—	40,762
Accounts receivable, net	—	—	8,642	7,204	—	15,846
Affiliate receivable	—	—	—	2,231	(2,231)	—
Goodwill	—	—	146,205	117,254	—	263,459
Intangible assets, net	—	—	37,562	125,379	—	162,941
Straight-line revenue receivable	—	—	24,762	207	—	24,969
Investment in consolidated subsidiaries	2,876,376	2,876,376	336,279	1,016,622	(7,105,653)	-
Other assets	1,041	—	11,265	3,110	—	15,416
Total Assets	$2,879,115	$2,876,376	$2,608,852	$1,961,075	$(7,107,884)	$3,217,534
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$—	$—	$20,604	$17,321	$—	$37,925
Accrued interest payable	57,528	57,528	—	—	(57,528)	57,528
Deferred revenue	—	—	134,714	79,175	—	213,889
Derivative liability	68,758	68,578	—	—	(68,578)	68,758
Affiliate payable	—	—	2,231	—	(2,231)	—
Dividends payable	94,470	—	—	—	—	94,470
Deferred income taxes	—	—	3,636	27,754	—	31,390
Capital lease obligations	—	—	48,512	6,703	—	55,215
Contingent consideration	98,600	—	—	—	—	98,600
Notes and other debt, net	3,846,711	3,846,711	—	—	(3,846,711)	3,846,711
Total liabilities	4,166,067	3,972,817	209,697	130,953	(3,975,048)	4,504,486

Convertible preferred stock	79,807	—	—	—	—	79,807

Shareholders' Deficit:
Common stock	15	—	—	—	—	15
Additional paid-in capital	140,466	—	—	—	—	140,466
Accumulated other comprehensive income	(68,938)	(68,578)	—	(180)	68,758	(68,938)
Distributions in excess of earnings	(1,438,302)	(1,027,863)	2,399,155	1,830,302	(3,201,594)	(1,438,302)
Total shareholders' deficit	(1,366,759)	(1,096,441)	2,399,155	1,830,122	(3,132,836)	(1,366,759)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$2,879,115	$2,876,376	$2,608,852	$1,961,075	$(7,107,884)	$3,217,534

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Balance Sheet As of December 31, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$—	$—	$1,839,603	$533,048	$—	$2,372,651
Cash and cash equivalents	17	—	140,197	2,284	—	142,498
Accounts receivable, net	—	—	474	1,609	—	2,083
Affiliate receivable	—	—	151	—	(151)	—
Intangible assets, net	—	—	—	10,530	—	10,530
Straight-line revenue receivable	—	—	11,795	—	—	11,795
Investment in consolidated subsidiaries	2,458,679	2,458,679	11,235	—	(4,928,593)	—
Other assets	—	—	2,781	298	—	3,079
Total Assets	$2,458,696	$2,458,679	$2,006,236	$547,769	$(4,928,744)	$2,542,636

Liabilities and Shareholders' Deficit:
Accounts payable, accrued expenses and other liabilities	$—	$—	$9,204	$1,205	$—	$10,409
Accrued interest payable	24,440	24,440	—	—	(24,440)	24,440
Deferred revenue	—	—	44,862	22,955	—	67,817
Derivative liability	5,427	5,427	—	—	(5,427)	5,427
Affiliate payable	—	—	—	151	(151)	—
Dividends payable	90,507	—	—	—	—	90,507
Deferred income taxes	—	—	1,677	4,037	—	5,714
Notes and other debt, net	3,505,228	3,505,228	—	—	(3,505,228)	3,505,228
Total liabilities	3,625,602	3,535,095	55,743	28,348	(3,535,246)	3,709,542

Common stock	15	—	—	—	—	15
Additional paid-in capital	1,392	—	—	—	—	1,392
Accumulated other comprehensive income	(5,427)	(5,427)	—	—	5,427	(5,427)
Distributions in excess of earnings	(1,162,886)	(1,070,989)	1,950,493	519,421	(1,398,925)	(1,162,886)
Total shareholders' deficit	(1,166,906)	(1,076,416)	1,950,493	519,421	(1,393,498)	(1,166,906)
Total Liabilities and Shareholders' Deficit	$2,458,696	$2,458,679	$2,006,236	$547,769	$(4,928,744)	$2,542,636

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income (Loss) For the Three Months Ended September 30, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$168,772	$753	$—	$169,525
Fiber Infrastructure	—	—	21,741	3,478	—	25,219
Consumer CLEC	—	—	—	5,496	—	5,496
Total revenues	—	—	190,513	9,727	—	200,240
Costs and Expenses:
Interest expense	67,683	69,600	2,741	98	(69,600)	70,522
Depreciation and amortization	—	—	72,584	24,139	—	96,723
General and administrative expense	1,331	—	8,124	736	—	10,191
Operating expense	—	—	9,791	5,913	—	15,704
Transaction related costs	3,945	—	5,370	—	—	9,315
Total costs and expenses	72,959	69,600	98,610	30,886	(69,600)	202,455
Earnings from consolidated subsidiaries	70,616	70,616	—	—	(141,232)	—
(Loss) income before income taxes	(2,343)	1,016	91,903	(21,159)	(71,632)	(2,215)
Income tax expense	—	—	148	(20)	—	128
Net (loss) income	$(2,343)	$1,016	$91,755	$(21,139)	$(71,632)	$(2,343)

Comprehensive (loss) income	$(4,314)	$(854)	$91,755	$(21,240)	$(69,661)	$(4,314)

	Condensed Consolidating Statement of Comprehensive Income (Loss) For the Three Months Ended September 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$166,914	$45	$—	$166,959
Consumer CLEC	—	—	—	6,675	—	6,675
Total revenues	—	—	166,914	6,720	—	173,634
Costs and Expenses:
Interest expense	66,511	66,511	—	—	(66,511)	66,511
Depreciation and amortization	—	—	63,257	24,014	—	87,271
General and administrative expense	779	—	3,450	—	—	4,229
Operating expense	—	—	—	5,148	—	5,148
Transaction related costs	—	—	804	—	—	804
Total costs and expenses	67,290	66,511	67,511	29,162	(66,511)	163,963
Earnings from consolidated subsidiaries	76,693	76,693	—	—	(153,386)	—
Income (loss) before income taxes	9,403	10,182	99,403	(22,442)	(86,875)	9,671
Income tax expense	—	—	101	167	—	268
Net income (loss)	$9,403	$10,182	$99,302	$(22,609)	$(86,875)	$9,403

Comprehensive income (loss)	$(33,141)	$(32,362)	$99,302	$(22,609)	$(44,331)	$(33,141)

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income (Loss) For the Nine Months Ended September 30, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$505,569	$1,647	$—	$507,216
Fiber Infrastructure	—	—	35,517	3,478		38,995
Consumer CLEC	—	—	—	17,277	—	17,277
Total revenues	—	—	541,086	22,402	—	563,488
Costs and Expenses:
Interest expense	200,210	203,357	4,312	85	(203,357)	204,607
Depreciation and amortization	—	—	206,727	68,721	—	275,448
General and administrative expense	3,461	—	19,222	936	—	23,619
Operating expense	—	—	15,273	15,049	—	30,322
Transaction related costs	3,945	—	20,490	—	—	24,435
Total costs and expenses	207,616	203,357	266,024	84,791	(203,357)	558,431
Earnings from consolidated subsidiaries	211,774	211,774	—	—	(423,548)	—
(Loss) income before income taxes	4,158	8,417	275,062	(62,389)	(220,191)	5,057
Income tax expense	—	—	532	367	—	899
Net (loss) income	$4,158	$8,417	$274,530	$(62,756)	$(220,191)	$4,158

Comprehensive (loss) income	$(59,353)	$(54,914)	$274,530	$(62,936)	$(156,680)	$(59,353)

	Condensed Consolidating Statement of Comprehensive Income For the Period from April 24 - September 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$291,086	$45	$—	$291,131
Consumer CLEC	—	—	—	11,251	—	11,251
Total revenues	—	—	291,086	11,296	—	302,382
Costs and Expenses:
Interest expense	115,307	115,307	—	—	(115,307)	115,307
Depreciation and amortization	—	—	110,001	41,714	—	151,715
General and administrative expense	1,117	—	6,273	—	—	7,390
Operating expense	—	—	—	8,889	—	8,889
Transaction related costs	—	—	877	—	—	877
Total costs and expenses	116,424	115,307	117,151	50,603	(115,307)	284,178
Earnings from consolidated subsidiaries	134,128	134,128	—	—	(268,256)	—
Income (loss) before income taxes	17,704	18,821	173,935	(39,307)	(152,949)	18,204
Income tax expense	—	—	195	305	—	500
Net income (loss)	$17,704	$18,821	$173,740	$(39,612)	$(152,949)	$17,704

Comprehensive income (loss)	$3,711	$4,828	$173,740	$(39,612)	$(138,956)	$3,711

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(105,789)	$—	$465,904	$4,662	$(64,226)	$300,551

Cash flow from investing activities
Acquisition of businesses, net of cash acquired	—	—	(316,244)	(173,294)	—	(489,538)
Capital expenditures	—	—	(9,722)	(9,482)	—	(19,204)
Net cash used in investing activities	—	—	(325,966)	(182,776)	—	(508,742)

Cash flow from financing activities
Principal payment on debt	(16,744)	—	—	—	—	(16,744)
Dividends paid	(273,692)	—	—	—	—	(273,692)
Proceeds from issuance of Notes	148,875	—	—	—	—	148,875
Borrowings under revolving credit facility	521,000	—	—	—	—	521,000
Payments under revolving credit facility	(321,000)	—	—	—	—	(321,000)
Capital lease payments	—	—	(898)	(47)	—	(945)
Deferred financing costs	(2,946)	—	—	—	—	(2,946)
Common stock issuance, net of costs	54,211	—	—	—	—	54,211
Net share settlement	(2,123)	—	—	—	—	(2,123)
Intercompany transactions, net	(111)	—	(252,642)	188,527	64,226	—
Net cash (used in) provided by financing activities	107,470	—	(253,540)	188,480	64,226	106,636

Effect of exchange rates on cash and cash equivalents	—	—	—	(181)	—	(181)

Net increase in cash and cash equivalents	1,681	—	(113,602)	10,185	—	(101,736)
Cash and cash equivalents, December 31, 2015	17	—	140,197	2,284		142,498
Cash and cash equivalents, September 30, 2016	$1,698	$—	$26,595	$12,469	$—	$40,762

Communications Sales & Leasing, Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Cash Flows For the period from April 24 - September 30, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$10,584	$—	$278,279	$1,205	$(68,809)	$221,259

Cash flow from investing activities
Consideration paid to Windstream Services	(1,035,029)	—	—	—	—	(1,035,029)
Capital expenditures	—	—	(712)	—	—	(712)
Net cash used in investing activities	(1,035,029)	—	(712)	—	—	(1,035,741)

Cash flow from financing activities
Proceeds from issuance of Term Loans	1,127,000	—	—	—	—	1,127,000
Deferred financing costs	(30,018)	—	—	—	—	(30,018)
Principal payment on debt	(5,350)	—	—	—	—	(5,350)
Common stock issuance, net of costs	(516)	—	—	—	—	(516)
Net share settlement	(113)					(113)
Dividends Paid	(66,522)	—	—	—	—	(66,522)
Intercompany transactions, net	—	—	(68,809)	—	68,809	—
Cash in-lieu of fractional shares	(19)	—	—	—	—	(19)
Net cash provided by (used in) financing activities	1,024,462	—	(68,809)	—	68,809	1,024,462

Net increase in cash and cash equivalents	17	—	208,758	1,205	—	209,980
Cash and cash equivalents, April 24, 2015	—	—	18	—	—	18
Cash and cash equivalents, September 30, 2015	$17	$—	$208,776	$1,205	$—	$209,998

 Note 16. Subsequent Event

On November 14, 2016, we announced that we entered into a definitive agreement to acquire Network Management Holdings LTD (“NMS”).  NMS currently owns and operates 359 towers in Latin America and 114 additional build to suit towers under development. The NMS portfolio spans Mexico, Nicaragua and Colombia.

The initial consideration for the 359 towers currently in operation is expected to be approximately $65 million, subject to changes in the currency exchange rate between the U.S. dollar and both the Mexican peso and Colombian peso.  Under the terms of the purchase agreement, CS&L will acquire the towers under development when construction is completed.  The Company intends to fund the transaction through borrowings under the Revolving Credit Facility. The NMS transaction is subject to regulatory approvals and other customary terms and conditions. Closing is expected to occur in the first quarter of 2017.

On October 21, 2016, we completed the previously announced amendment to our Credit Agreement. Among other things, the amendment (i) repriced our Term Loan Facility, decreasing the interest rate by 50 basis points to LIBOR plus 3.50% per annum with a minimum LIBOR rate of 1.0%, and (ii) modified certain provisions to permit us to operate through a customary “Up-REIT” structure, should we choose to operate through such a structure in the future. Use of such a structure is intended to facilitate future acquisition opportunities by providing us the ability to use operating partnership units as a tax-efficient acquisition currency in certain acquisitions of assets or entities that are structured as limited liability companies or other pass-through entities.  Our interest rate swap agreements are unaffected by this repricing and effectively fix the interest rate on our Term Loan Facility at 5.6%. See Note 6.

Consumer CLEC Business

Statements of Revenues and Direct Expenses

(unaudited)

(Thousands)	For the Period January 1 - April 24, 2015
Revenues	$10,149
Direct expenses:
Cost of revenues	5,552
Selling, general, and administrative	22
Amortization	1,283
Total direct expenses	6,857
Revenues in Excess of Direct Expenses	$3,292

The accompanying notes are an integral part of this statement of Revenues and Direct Expenses.

Consumer CLEC Business

Notes to Financial Statement

Note 1. Description of Business

Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014. On April 24, 2015 (the “Spin Date”), in connection with the separation and spin-off of CS&L from Windstream Holdings, Inc. (“Windstream Holdings” and together with its consolidated subsidiaries “Windstream”), Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to CS&L in exchange for cash, shares of common stock of CS&L and certain indebtedness of CS&L (the “Spin-Off”).

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

Note 2. Basis of Presentation

Subsequent to the Spin-Off, all financial results of the Consumer CLEC Business are reported within the consolidated financial statements of CS&L. The accompanying unaudited Statement of Revenues and Direct Expenses for the period from January 1, 2015 to Spin Date have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC and are not intended to be a complete presentation of results of operations of the Consumer CLEC Business. Additionally, the interim financial statement has been prepared consistent with Article 10 of Regulation S-X. The elements of the financial statement are stated in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures have been condensed or omitted as permitted by the SEC’s rules and regulations. In the opinion of management, all adjustments considered necessary for a fair statement of the results of the interim period presented have been included. The results of operations for the interim period is not necessarily indicative of results for the full year.

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

Subsequent Events—The accompanying financial statement of the Consumer CLEC Business was derived from the consolidated financial statements of Windstream, which issued its interim unaudited consolidated financial statements for the quarterly period ended March 31, 2015 on May 7, 2015. Accordingly, management has evaluated transactions for consideration as recognized subsequent events in the accompanying financial statement through the date of September 30, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2016. Because we were formed in connection with the Spin-Off from Windstream Holdings on April 24, 2015, the comparable period results discussed in this section cover only the 160-day period from April 24, 2015 to September 30, 2015. As such, there are inherent limitations to period over period comparability.  This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 7, 2016.

Overview

Company Description

On April 24, 2015, CS&L completed the Spin-Off from Windstream pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business to CS&L and CS&L issued common stock and indebtedness and paid cash obtained from borrowings under CS&L's senior credit facilities to Windstream. In connection with the Spin-Off, we entered into the Master Lease with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which substantially all of our leasing revenues are currently derived.

We are an independent, internally managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.  Our fiber infrastructure group, Uniti Fiber, is a leading provider of infrastructure solutions including cell site backhaul and dark fiber, to the telecommunications industry.  The Consumer CLEC Business, which was reported as an integrated operation within Windstream prior to the Spin-Off, offers voice, broadband, long-distance, and value-added services to residential customers located primarily in rural locations.  Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers.

CS&L operates as a REIT for U.S. federal income tax purposes.  As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease.  We have elected to treat the subsidiaries through which we operate Uniti Fiber and the Consumer CLEC Business as taxable REIT subsidiaries (“TRSs”).  TRSs enable us to engage in activities that do not result in income that would be qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

We manage our operations as three reportable business segments: Leasing, Fiber Infrastructure and Consumer CLEC. Our Leasing segment represents our REIT operations, including the results of our tower and ground lease operations, and corporate expenses not directly attributable to other operating segments. The Fiber Infrastructure segment represents the operations of the Uniti Fiber business, as well as corporate expenses directly attributable to the operations of these businesses, and the Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business. We evaluate the performance of each segment based on Adjusted EBITDA.

Significant Quarterly Business Developments

At-the-Market Common Stock Offering Program. On September 2, 2016, we announced the establishment of an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $250 million. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when the Company needs financing, including for acquisitions.

Acquisition of Tower Cloud, Inc. On August 31, 2016, we completed the previously announced acquisition of Tower Cloud, Inc. The consideration for all outstanding equity interests was valued at $345 million, and included $187 million in cash and the issuance of 1.9 million shares of the Company’s common stock with an acquisition date fair value of $58.5 million. Additional contingent consideration of up to $130 million, with an acquisition date fair value of $98.6 million, will be paid upon the achievement of certain defined operational and financial milestones. Tower Cloud provides data transport services, with particular focus on providing infrastructure solutions to the wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments.  Tower Cloud’s network currently consists of approximately 90,000 fiber strand miles in service across the southeastern United States, with 181,000 fiber strand miles awarded for future deployment for the major wireless carriers. We funded the cash portion of the transaction through cash on hand and $150 million of borrowings under our Revolving Credit Facility. This transaction compliments our diversification strategy, expands our national wireless carrier relationships, and will accelerate our small cell and dark fiber businesses.  Following the close of the transaction, the Tower Cloud and PEG Bandwidth businesses were combined into a unified fiber infrastructure organization, Uniti Fiber.

Addition of New Director. On August 9, 2016, Andrew Frey was appointed to the Company’s Board of Directors, increasing the size of the Company’s Board from five to six members. Mr. Frey is a partner of Searchlight Capital Partners, L.P. (“Searchlight”) and was appointed pursuant to the letter agreement dated June 15, 2016, between the Company and Searchlight.

Comparison of the three months ended September 30, 2016 and September 30, 2015

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended September 30,
	2016		2015
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$169,525	84.7%	$166,959	96.2%
Fiber Infrastructure	25,219	12.6%	-	0.0%
Consumer CLEC	5,496	2.7%	6,675	3.8%
Total revenues	200,240	100.0%	173,634	100.0%
Costs and Expenses:
Interest expense	70,522	35.2%	66,511	38.3%
Depreciation and amortization	96,723	48.3%	87,271	50.3%
General and administrative expense	10,191	5.1%	4,229	2.4%
Operating expense	15,704	7.8%	5,148	3.0%
Transaction related costs	9,315	4.7%	804	0.5%
Total costs and expenses	202,455	101.1%	163,963	94.4%
(Loss) income before income taxes	(2,215)	(1.1%)	9,671	5.6%
Income tax expense	128	0.1%	268	0.2%
Net (loss) income	(2,343)	(1.2%)	9,403	5.4%
Participating securities' share in earnings	(407)	(0.2%)	(430)	(0.2%)
Dividends declared on convertible preferred stock	(649)	(0.3%)	-	0.0%
Amortization of discount on convertible preferred stock	(745)	(0.4%)	-	0.0%
Net (loss) income applicable to common shareholders	$(4,144)	(2.1%)	$8,973	5.2%

Revenues

Leasing - Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. The Master Lease has an initial term of 15 years with four five-year renewal options and encompasses properties located in 29 states. Rent under the Master Lease is an annual fixed amount of $650 million during the first three years. Commencing with the fourth year of the Master Lease and continuing for the remainder of the initial term, rent under the Master Lease is subject to annual escalation of 0.5%. Additionally, we funded $43.1 million of capital expenditures related to the Distribution System on December 29, 2015. Monthly rent paid by Windstream increased by approximately $3.5 million per year in accordance with the Master Lease effective as of the date we provided the funding. Rental revenues over the initial term of the Master Lease are recognized in the financial statements on a straight line basis, representing approximately $670.7 million per year.

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

For the three months ended September 30, 2016, we recognized $169.5 million of revenue from rents under the Master Lease, which included $4.3 million of straight-line revenues and $1.7 million of TCI revenue. For the three months ended September 30, 2015, we recognized $167 million of revenues from the Master Lease, which included $4.3 million of straight-line rent revenue, and $0.2 million of TCI revenue.

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

In addition to periodic financial statements, Windstream is obligated under the Master Lease to provide us (i) a detailed consolidated budget on an annual basis and any significant revisions approved by Windstream’s board of directors, (ii) prompt notice of any adverse action or investigation by a governmental authority relating to Windstream’s licenses affecting the leased property, and (iii) any information we require to comply with our reporting and filing obligations with the SEC. Furthermore, pursuant to the Master Lease, we may inspect the properties leased to Windstream upon reasonable advance notice, and, no more than twice per year, we may require Windstream to deliver an officer’s certificate certifying, among other things, its material compliance with the covenants under the Master Lease, the amount of rent and additional charges payable thereunder, the dates the same were paid, and any other questions or statements of fact we reasonably request.

Fiber Infrastructure – We recognized $25.2 million of revenue, approximately 75% of which was derived from lit backhaul services, from our Fiber Infrastructure segment for the three months ended September 30, 2016. This revenue was derived from the newly acquired PEG Bandwidth and Tower Cloud businesses. Revenues related to the Tower Cloud acquisition have been included in our results of operations for the period from September 1 to September 30, 2016. At September 30, 2016, we had approximately 5,400 customer connections.

Consumer CLEC - For the three months ended September 30, 2016, we recognized $5.5 million of revenue from the Consumer CLEC Business, compared to $6.7 million for the three months ended September 30, 2015.  The decrease is due to the effects of competition and customer attrition, as we served 38,574 customers as of September 30, 2016, a 19.6% decrease from 48,000 at September 30, 2015.

Interest Expense

Interest expense for the three months ended September 30, 2016, totaled $70.5 million, which includes non-cash interest expense of $4.0 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the three months ended September 30, 2015, totaled $66.5 million, which includes non-cash interest expense of $3.7 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is primarily related to interest expense on our Revolving Credit Facility and add-on Secured Notes of $1.1 million and $2.3 million, respectively, which were not incurred in the prior year.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended September 30, 2016 totaled $96.7 million, which included property, plant and equipment depreciation of $94.8 million, corporate asset depreciation of $0.2 million and intangible asset amortization of $1.7 million. Charges for depreciation and amortization for the three months ended September 30, 2015 totaled $87.3 million, which included property, plant and equipment depreciation of $86.2 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $1.0 million. The increase is primarily due to $9.7 million of depreciation and amortization expense related to the newly acquired PEG Bandwidth and Tower Cloud businesses.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended September 30, 2016, general and administrative costs totaled $10.2 million (5.1% of revenue), which includes $1.3 million of stock-based compensation expense. For the three months ended September 30, 2015, general and administrative costs totaled $4.2 million (2.4% of revenue), which includes $0.8 million of stock-based compensation expense.  The increase is primarily due to $4.8 million of expense related to the newly acquired PEG Bandwidth and Tower Cloud businesses.

Operating Expense

Operating expense for the three months ended September 30, 2016, totaled $15.7 million (7.8% of revenue), and consists of $4.3 million (2.1% of revenue) of expense related to the operation of the Consumer CLEC Business and $11.4 million (5.7% of revenue) of expense related to the newly acquired PEG Bandwidth and Tower Cloud businesses.

For the three months ended September 30, 2016, Fiber Infrastructure operating expenses include $2.5 million of tower rent, $2.0 million of payroll related expense, and $1.6 million of lit service expense.

For the three months ended September 30, 2015, operating expenses represented costs associated with the Consumer CLEC Business

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Master Services Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Master Services Agreement and Master Services Agreement for the three months ended September 30, 2016 totaled $3.1 million (1.5% of revenue) and $0.4 million (0.2% of revenue), respectively, and expense associated with the Wholesale Master Services Agreement and the Master Services Agreement for the three months ended September 30, 2015 totaled $3.8 million (2.2% of revenue) and $0.4 million (0.2% of revenue), respectively.

Reportable Segments

The following tables set forth, for the three months ended September 30, 2016 and September 30, 2015, revenues and Adjusted EBITDA of our reportable segments:

	Three Months Ended September 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$169,525	$25,219	$5,496	$200,240

Adjusted EBITDA	$165,190	$9,273	$1,213	$175,676
Less:
Interest expense				70,522
Depreciation and amortization	86,208	9,701	814	96,723
Transaction related costs				9,315
Stock-based compensation				1,331
Income tax expense				128
Net loss				$(2,343)

	Three Months Ended September 30, 2015
(Thousands)	Leasing	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$166,959	$6,675	$173,634

Adjusted EBITDA	$163,509	$1,527	$165,036
Less:
Interest expense			66,511
Depreciation and amortization	86,307	964	87,271
Transaction related costs			804
Stock-based compensation			779
Income tax expense			268
Net income			$9,403

Comparison of the nine months ended September 30, 2016 to the period from April 24, 2015 to September 30, 2015

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

(Thousands)	Nine Months Ended September 30, 2016	% of Revenues	Period from April 24 - September 30, 2015	% of Revenues
Revenues:
Leasing	$507,216	90.0%	$291,131	96.3%
Fiber Infrastructure	38,995	6.9%	-	0.0%
Consumer CLEC	17,277	3.1%	11,251	3.7%
Total revenues	563,488	100.0%	302,382	100.0%
Costs and Expenses:
Interest expense	204,607	36.3%	115,307	38.1%
Depreciation and amortization	275,448	48.9%	151,715	50.2%
General and administrative expense	23,619	4.2%	7,390	2.4%
Operating expense	30,322	5.4%	8,889	2.9%
Transaction related costs	24,435	4.3%	877	0.3%
Total costs and expenses	558,431	99.1%	284,178	94.0%
Income before income taxes	5,057	0.9%	18,204	6.0%
Income tax expense	899	0.2%	500	0.2%
Net income	4,158	0.7%	17,704	5.9%
Participating securities' share in earnings	(1,164)	(0.2%)	(755)	(0.2%)
Dividends declared on convertible preferred stock	(1,087)	(0.2%)	-	0.0%
Amortization of discount on convertible preferred stock	(1,241)	(0.2%)	-	0.0%
Net income applicable to common shareholders	$666	0.1%	$16,949	5.6%

Revenues

Leasing – For the nine months ended September 30, 2016, we recognized $507.2 million of revenue from rents under the Master Lease, which includes $13.0 million of straight-line revenues and $3.9 million of TCI revenue.  For the 160-day period from April 24, 2015 to September 30, 2015, we recognized $291.1 million of revenues from the Master Lease, which included $7.5 million of straight-line rent revenue and $0.2 million of TCI revenue.

Fiber Infrastructure – We recognized $39.0 million of revenue, approximately 78% of which was derived from lit backhaul services, from our Fiber Infrastructure segment for the nine months ended September 30, 2016. This revenue was derived from the acquired PEG Bandwidth and Tower Cloud businesses from their respective dates of acquisition to September 30, 2016.

Consumer CLEC – For the nine months ended September 30, 2016, we recognized $17.3 million of revenue from the Consumer CLEC Business, compared to $11.3 million for the period from April 24, 2015 to September 30, 2015.  This increase is primarily attributable to a full three quarters of revenue during 2016 compared to 160 days of revenue during the prior year period, partially offset by a decrease in customer counts.  We served 38,574 customers as of September 30, 2016, a 19.6% decrease from 48,000 at September 30, 2015. The decrease in customers is due to the effects of competition and customer attrition.

The increase in the performance of our Leasing and Consumer CLEC segments for the nine months ended September 30, 2016 compared to the period from April 24 to September 30, 2015, is primarily attributable to the impact of a full three quarters of activity in 2016, while there was only 160 days of activity in 2015.

Interest Expense

Interest expense for the nine months ended September 30, 2016 totaled $204.6 million (36.3% of revenue), which includes non-cash interest expense of $11.6 million resulting from the amortization of our debt discounts and debt issuance costs. During the nine months ended September 30, 2016, we incurred $2.5 million in interest expense related to our previously undrawn Revolving Credit Facility and $2.7 million related to the $150 million of newly issued add-on Senior Secured Notes. Our interest expense includes the impact of our interest rate swap agreements.

Interest expense for the period from April 24, 2015 to September 30, 2015 totaled $115.3 million (38.1% of revenue), which includes non-cash interest expense of $6.3 million resulting from the amortization of our debt discounts and debt issuance costs.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the nine months ended September 30, 2016 totaled $275.4 million (48.9% of revenue), which included property, plant and equipment depreciation of $271.3 million, corporate asset depreciation of $0.4 million and intangible asset amortization of $3.7 million. Charges for depreciation and amortization for the period from April 24, 2015 through September 30, 2015 totaled $151.7 million (50.2% of revenue), which included property, plant and equipment depreciation of $150.0 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $1.6 million.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the nine months ended September 30, 2016, general and administrative costs totaled $23.6 million (4.2% of revenue), which includes $3.5 million of stock-based compensation expense. For the nine months ended September 30, 2016, our general and administrative expenses included $7.7 million (1.4% of revenue) of expense related to the newly acquired PEG Bandwidth and Tower Cloud businesses.

For the period from April 24, 2015 to September 30, 2015, general and administrative costs totaled $7.4 million (2.4% of revenue), which includes $1.1 million of stock-based compensation expense.

Operating Expense

Operating expense for the nine months ended September 30, 2016, totaled $30.3 million (5.4% of revenue), which consists of $13.4 million (2.4% of revenue) of expense related to the operation of the Consumer CLEC Business and $16.9 million (3.0% of revenue) of expense related to the newly acquired PEG Bandwidth and Tower Cloud businesses.

For the nine months ended September 30, 2016, Fiber Infrastructure operating expenses include $4.1 million of tower rent, $3.1 million of payroll related expense, and $2.4 million of lit service expense.

For the period from April 24, 2015 to September 30, 2015, operating expenses represent costs associated with the Consumer CLEC Business of $8.9 million (2.9% of revenue).

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Master Services Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Master Services Agreement and Master Services Agreement for the nine months ended September 30, 2016 totaled $9.6 million (1.7% of revenue) and $1.3 million, respectively, and expense associated with the Wholesale Master Services Agreement and the Master Services Agreement for the period from April 24, 2015 to September 30, 2015 totaled $6.5 million (2.1% of revenue) and $0.7 million (0.2% of revenue), respectively.

Reportable Segments

The following table sets forth, for the nine months ended September 30, 2016, revenues and Adjusted EBITDA of our reportable segments:

	Nine Months Ended September 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$507,216	$38,995	$17,277	$563,488

Adjusted EBITDA	$494,377	$14,773	$3,875	$513,025
Less:
Interest expense				204,607
Depreciation and amortization	257,557	15,448	2,443	275,448
Transaction related costs				24,435
Stock-based compensation				3,478
Income tax expense				899
Net income				$4,158

The following table sets forth, for the period from April 24, 2015 to September 30, 2015, revenues and Adjusted EBITDA of our reportable segments:

	Period from April 24, 2015 to September 30, 2015
(Thousands)	Leasing	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$291,131	$11,251	$302,382

Adjusted EBITDA	$284,858	$2,362	$287,220
Less:
Interest expense			115,307
Depreciation and amortization	150,108	1,607	151,715
Transaction related costs			877
Stock-based compensation			1,117
Income tax expense			500
Net income			$17,704

The increase in the performance of our Leasing and Consumer CLEC segments for the nine months ended September 30, 2016 compared to the period from April 24 to September 30, 2015, is primarily attributable to the impact of a full three quarters of activity in 2016, while there was only 160 days of activity in 2015.  The results of our Fiber Infrastructure segment represent operations of the recently acquired PEG Bandwidth and Tower Cloud businesses.

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

The Company defines NFFO, as FFO excluding the impact, which may be recurring in nature, of transaction related costs. The Company defines AFFO, as NFFO excluding (i) non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight line revenues, revenue associated with the amortization of tenant capital improvements and (ii) the impact, which may be recurring in nature, of maintenance capital expenditures, the write-off of unamortized deferred financing fees, additional costs incurred as a result of early repayment of debt, changes in the fair value of contingent consideration and financial instruments and similar items. We believe that the use of FFO, NFFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO, NFFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction related costs. The Company uses FFO, NFFO and AFFO, and their respective per share amounts, only as performance measures, and FFO, NFFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO, NFFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO, NFFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA, NFFO and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income applicable to common shareholders to FFO, NFFO and AFFO for the three and nine months ended September 30, 2016, the three months ended September 30, 2015 and for the period from April 24, 2015 to September 30, 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended	Period from April 24 -
(Thousands)	2016	2015	September 30, 2016	September 30, 2015
Net (loss) income	$(2,343)	$9,403	$4,158	$17,704
Depreciation and amortization	96,723	87,271	275,448	151,715
Interest expense	70,522	66,511	204,607	115,307
Income tax expense	128	268	899	500
EBITDA	$165,030	$163,453	$485,112	$285,226
Stock based compensation	1,331	779	3,478	1,117
Transaction related costs	9,315	804	24,435	877
Adjusted EBITDA	$175,676	$165,036	$513,025	$287,220

	Three Months Ended September 30,		Nine Months Ended	Period from April 24 -
(Thousands)	2016	2015	September 30, 2016	September 30, 2015
Net (loss) income attributable to common shareholders	$(4,144)	$8,973	$666	$16,949
Real estate depreciation and amortization	88,846	86,307	261,678	150,108
Participating securities share in earnings	407	430	1,164	755
Participating securities share in FFO	(394)	(456)	(1,164)	(808)
FFO applicable to common shareholders	$84,715	$95,254	$262,344	$167,004
Transaction related costs	9,315	804	24,435	877
NFFO applicable to common shareholders	94,030	96,058	286,779	167,881
Amortization of deferred financing costs	1,959	1,767	5,640	3,039
Amortization of debt discount	2,038	1,887	5,964	3,253
Stock based compensation	1,331	779	3,478	1,117
Non-real estate depreciation and amortization	7,877	964	13,770	1,607
Straight-line revenue	(4,547)	(4,297)	(13,174)	(7,497)
Maintenance capital expenditures	(1,415)	-	(2,095)	-
Amortization of discount on convertible preferred stock	745	-	1,241	-
Other non-cash (revenue) expense, net	(2,333)	(149)	(4,842)	(114)
AFFO applicable to common shareholders	$99,685	$97,009	$296,761	$169,286

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with SEC on March 7, 2016. As of September 30, 2016, there has been no material change to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities, and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), borrowings under our Credit Agreement, and proceeds from the issuance of debt and equity securities. As of September 30, 2016, we had approximately $340.8 million of liquidity, consisting of unrestricted cash and cash equivalents of $40.8 million and $300 million of unused borrowing availability under the Revolving Credit Facility.

Cash provided by operating activities was $300.5 million for the nine months ended September 30, 2016 driven by favorable changes in working capital, primarily attributable to our leasing activities.

Cash used in investing activities was $508.7 million for the nine months ended September 30, 2016, which was driven by the acquisitions of PEG Bandwidth ($316.1 million) and Tower Cloud ($173.4 million) and capital expenditures ($19.2 million).

Cash provided by financing activities was $106.6 million for the nine months ended September 30, 2016, which primarily represents the proceeds from the add-on Notes ($148.9 million), proceeds from the sale of common stock ($54.2 million) and net borrowings under the Revolving Credit Facility ($200 million) related to the PEG Bandwidth and Tower Cloud transactions, partially offset by dividend payments ($273.7 million) and principal payments related to the Term Loan Facility ($16.7 million).

On October 21, 2016, we completed the repricing of our Term Loan Facility. The interest rate decreased by 50 basis points to LIBOR plus 3.50% per annum with a minimum LIBOR rate of 1.0%. Our interest rate swap agreements are unaffected by this repricing. The swaps are designated as cash flow hedges with a weighted average fixed rate of 2.105% and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%.

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the quarter ended September 30, 2016, no sales were made under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.  While we have not used the program to date, we currently intend to utilize the program when we believe the price we can obtain for our common stock is attractive. In addition, our UPREIT structure will also enable us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. Although to date we have not issued limited partnership interests in a transaction, we believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

We anticipate our cash on hand and borrowing availability under our Revolving Credit Facility, combined with our cash flows provided by operating activities will be sufficient to fund our business operations, debt service and distributions to our shareholders over the next twelve months. However, we may take advantage of opportunities to generate additional liquidity through capital markets transactions including, without limitation the ATM Program. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Contractual Obligations

As of September 30, 2016, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$43	$243	$3,666	$3,973
Interest payments on long-term debt obligations(b)	233	467	455	399	1,554
Operating leases	16	22	8	6	51
Capital Leases	8	14	13	62	97
Total projected obligations and commitments(c)	$278	$545	$720	$4,133	$5,676

(a)	Excludes $126.5 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.

(c)	Excludes $68.8 million of derivative liability related to interest rate swaps maturing on October 24, 2022.

Dividends

We are taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service obligations. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

On October 14, 2016, we paid, to shareholders of record as of the close of business on September 30, 2016, a cash dividend on our common stock of $0.60 per share for the period from July 1, 2016 through September 30, 2016.

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

Capital Expenditures

We anticipate incurring total capital expenditures related to the Uniti Fiber business of $27 million to $30 million during 2016.  As of September 30, 2016, we have incurred approximately $10.3 million of such expenditures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 is effective for the fiscal years and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is in the process of evaluating this guidance to determine the impact it will have on our financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on our financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	—	—	—	—
August 1, 2016 to August 31, 2016	2,246	30.45	—	—
September 1, 2016 to September 30, 2016	—	—	—	—
Total	2,246	$30.45	—	—

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

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

COMMUNICATIONS SALES & LEASING, INC.

Date:	November 14, 2016	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 14, 2016	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.