Form 10-K
period 2016-12-31
COMMUNICATIONS SALES & LEASING, INC.
filed 2017-02-23
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2016, was $3,618,955,277.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2017 was 155,785,924.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the future growth and demand of the telecommunication industry; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the acquisition of Network Management Holdings LTD (“NMS”), including expectations regarding operational synergies with Uniti Towers; expectations regarding settling conversion of our 3% convertible preferred stock in cash upon conversion; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.’s (“Tower Cloud”) achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding the amortization of intangible assets; and expectations regarding the payment of dividends.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	the ability and willingness of our customers to meet and/or perform their obligations under any contractual arrangements entered into with us, including master lease arrangements;
•	the ability of our customers to comply with laws, rules and regulations in the operation of the assets we lease to them;
•

the ability and willingness of our customers to renew their leases with us upon their expiration, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant;

•	our ability to renew, extend or obtain our contracts with significant customers (including customers of the businesses that we acquire);
•

the availability of and our ability to identify suitable acquisition opportunities and our ability to acquire and lease the respective properties on favorable terms or operate and integrate the acquired businesses;

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;
•	the ability to access debt and equity capital markets;

•	the impact on our business or the business of our customers as a result of credit rating downgrades, and fluctuating interest rates;
•	our ability to retain our key management personnel;
•	our ability to qualify or maintain our status as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs;
•	covenants in our debt agreements that may limit our operational flexibility;
•	the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
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

PART I

Item 1. Business.

The Company

Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) was incorporated in the state of Maryland on September 4, 2014 as a subsidiary of Windstream Holdings, Inc. (“Windstream Holdings” and, together with its consolidated subsidiaries, “Windstream”). On April 24, 2015, CS&L was separated and spun-off from Windstream (the “Spin-Off”). In connection with the Spin-Off, Windstream contributed certain telecommunications network assets to CS&L, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”). Immediately following the Spin-Off, we entered into a long-term exclusive triple-net-lease agreement with Windstream (the “Master Lease”) pursuant to which we lease the Distribution Systems back to Windstream.

CS&L operates as a real estate investment trust (REIT) for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease.  We have elected to treat the subsidiaries through which we operate Uniti Fiber and Consumer CLEC Business as taxable REIT subsidiaries (“TRSs”).  TRSs enable us to engage in activities that do not result in income that would be qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

On February 23, 2017, the Company announced that it will change its corporate name to Uniti Group Inc. for alignment with the brand name of its principal business units – Uniti Towers, Uniti Fiber and Uniti Leasing. Effective at market open on February 27, 2017, trading for Uniti Group Inc. will begin under the symbol “UNIT” (NASDAQ: UNIT). The Company’s common stock will continue to trade under the ticker symbol “CSAL” on NASDAQ until market close on February 24, 2017. The name change does not affect the rights of the Company’s stockholders. No action is required by stockholders with respect to the name change. The Company’s new website is www.uniti.com.

For the year ended December 31, 2016, we had revenues of $770.4 million, net loss available to common shareholders of $5.5 million, Funds From Operations (“FFO”) of $346.1 million and Adjusted Funds From Operations (“AFFO”) of $398.5 million. Both FFO and AFFO are non-GAAP financial measures, which we use to analyze our results. Refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report for additional information regarding these non-GAAP measures. As of December 31, 2016, we managed our operations in three reportable business segments, which are described in more detail in Note 13 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

Business

We are an independent, internally-managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. Effective in the first quarter of 2017, following the acquisition of NMS, we commenced managing our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing and Talk America.

Uniti Fiber

On May 2, 2016, we acquired PEG Bandwidth, LLC (“PEG”), a provider of infrastructure solutions including cell site backhaul and dark fiber for telecommunications carriers and enterprises. As a result of the PEG acquisition, we gained an extensive fiber network located in the Northeast/Mid Atlantic, Illinois and South Central regions of the United States. On August 31, 2016, we acquired Tower Cloud, Inc. (“Tower Cloud”), a provider of data transport services focused on infrastructure solutions to the wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments in the South East region of the United States.  Following these acquisitions, on August 31, 2016, we announced the combination of Tower Cloud and PEG Bandwidth into a unified organization, Uniti Fiber.

Today Uniti Fiber is a leading provider of infrastructure solutions, including cell site backhaul and small cell for wireless operators and Ethernet, wavelengths and dark fiber for telecommunications carriers and enterprises. With Uniti Fiber, our goal is to capitalize on the rising demand by carriers and enterprises for dark fiber, establish ourselves as a proven small-cell systems provider and leverage wholesale enterprise opportunities as well as opportunities through the School and Libraries Program (commonly referred to as E-Rate) administered by the Universal Service Administrative Company. We believe our launch of Uniti Fiber is well-timed as fiber becomes the mission-critical focal point in the modern communications infrastructure industry and will accelerate our growth and diversification strategy and expand our relationships with high quality national and international wireless carriers.  At December 31, 2016, Uniti Fiber’s network consisted of 605,000 strand miles of fiber, with approximately 200,000 fiber strand miles awarded for future deployment for wireless carriers, and approximately 5,450 customer connections.  Results for Uniti Fiber are reported in our consolidated financial statements in our Fiber Infrastructure business segment.

Uniti Towers

On January 22, 2016, we acquired Summit Wireless Infrastructure LLC, which primarily builds, owns and operates telecommunications towers for wireless carriers in Latin America. On May 12, 2016, we acquired 32 wireless towers owned by Windstream and operating rights for 49 wireless towers previously conveyed to the Company in the Spin-Off and leased back to Windstream in the Master Lease.  On November 14, 2016, we announced the combination of our U.S. and Latin America towers and tower real estate businesses into a unified organization, Uniti Towers.

On January 31, 2017, Uniti Towers completed the previously announced acquisition of Network Management Holdings LTD (“NMS”).  At close, NMS owns and operates 366 wireless communications towers in Latin America with an additional 105 build-to-suit tower sites under development. The NMS portfolio spans three Latin American countries with 212 sites in Mexico, 100 in Colombia, and 54 in Nicaragua. With the addition of NMS, the Uniti Towers portfolio now consists of 468 wireless communication towers.  Results for Uniti Towers are reported in our 2016 consolidated financial statements in our Leasing business segment. Beginning with the first quarter of 2017, results for Uniti Towers will be reported in our new Towers business segment and prior period segment data will be recast to conform to the new presentation beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Our Uniti Towers strategy is to acquire and construct tower and tower-related real estate in the United States and Latin America. We are focused on markets with strong macroeconomic fundamentals, politically stable environments and strong underlying communications growth trends. Specifically, our focus is on markets where numerous investment grade carriers operate and there is strong communications infrastructure potential due to underpenetrated 4G or even 3G technology.  Uniti Towers also provides build-to-suit opportunities using customized master lease agreements designed for long-term carrier partnerships. We believe that our strategy of focusing on fiber and towers in the United States and Latin America through Uniti Fiber and Uniti Towers is highly synergistic and will drive incremental growth opportunities.

Uniti Leasing

Uniti Leasing is engaged in acquiring mission-critical communications assets, such as fiber, data centers, next-generation consumer broadband, coaxial and upgradeable copper, and leasing them back to anchor customers on

either an exclusive or shared-tenant basis.   Presently, Uniti Leasing’s primary source of revenue is rental revenues from leasing the Distribution Systems to Windstream under the Master Lease.  We believe our attractive cost of capital and advantaged REIT structure will enable Uniti Leasing to provide creative and tax-efficient solutions to additional customers, including (i) sale leaseback transactions, whereby Uniti Leasing acquires existing infrastructure assets from communications service providers and leases them back on a long-term basis; (ii) capital investment financing, whereby Uniti Leasing offers communications service providers a cost-efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iii) mergers and acquisitions financing, whereby Uniti Leasing facilitates mergers and acquisition transactions as a capital partner.

Results for Uniti Leasing are reported in our in our consolidated financial statements in our Leasing business segment.

Talk America

We conduct the Consumer CLEC Business through Talk America Services, LLC (“Talk America”). Talk America provides local telephone, high-speed Internet and long distance service to approximately 37,000 customers principally located in 17 states across the eastern and central United States. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers.  Results for Talk America are reported in our in our consolidated financial statements in our Consumer CLEC business segment.

Industry

The current communications infrastructure industry is marked by the growing demand for and use of bandwidth-intensive devices and applications, such as smart devices, real-time and online streaming video, cloud-based applications, social media and mobile broadband. This growth in consumption requires the support of robust communications infrastructure, of which fiber networks and communications towers are critical components. Substantial investments have been made in recent years in fiber networks, lit services and colocation facilities to keep pace with the increased bandwidth use of both enterprise- and consumer-end users. As companies attempt to keep pace with this rapidly evolving business sector, communications infrastructure is increasing in priority and economic importance. We believe this considerable demand creates tremendous opportunities for us as an acquirer and operator and as a funding source for operators seeking to capitalize on these trends through build outs and acquisitions of infrastructure assets.

The wireless communications industry is a prime example of the growing importance of the bandwidth infrastructure industry. As wireless traffic and mobile data consumption continue to grow worldwide, participants in the wireless communications industry are increasing their network capacity through the development of new wireless cell sites and the addition of bandwidth capacity.  Consumers are demanding network quality and coverage, and as a result wireless carriers are making significant capital investments to improve quality, expand their coverage and remain relevant in a highly competitive industry. We expect this continued growth in capital expenditures to generate high demands for wireless towers (including strong growth in long-term tower leasing), tower space and bandwidth infrastructure services.

Strategy

Our primary goal is to create long-term stockholder value by (i) generating reliable and growing cash flows, (ii) diversifying our tenant and asset base, (iii) paying a consistent dividend, and (iv) maintaining our financial strength and liquidity. To achieve this goal, we employ a business strategy that leverages our first mover advantages in the sector and our strong access to the capital markets. The key components of our business strategy include:

Acquire Additional Infrastructure Assets Through Sale Leaseback Transactions

We are actively seeking to acquire communications infrastructure assets from communication service providers and lease these assets back to the communication service providers on a long-term basis. We believe this type of transaction benefits the communication service providers with incremental liquidity which can be used to reduce indebtedness or for other investments, while they continue to focus on their existing business. We will employ a disciplined, opportunistic acquisition strategy and seek to price transactions appropriately based on, among other things, growth opportunities, the mix of assets acquired, length and terms of the lease, and credit worthiness of the tenant.

This strategy will also expand our mix of tenants and other real property and will reduce our revenue concentration with Windstream. We expect that this objective will be achieved over time as part of our overall strategy to acquire new distribution systems and other real property within the communications infrastructure industry to further diversify our overall portfolio.

Capitalize on the Market Demand for Increased Bandwidth Infrastructure and Performance

Bandwidth intensive devices and applications are rapidly fueling worldwide consumption of bandwidth, which in turn fuels a continuously growing demand for stable and secure bandwidth.  Communications service providers and other enterprises whose services and businesses require substantial amounts of bandwidth are increasingly looking to infrastructure providers to support their bandwidth needs and to expand the reach, performance and security of their networks.  We believe Uniti Fiber is well positioned to capitalize on this ongoing demand for bandwidth infrastructure solutions.

Fund Capital Extensions and Improvements of Infrastructure Assets for Existing and New Tenants

We believe the communications infrastructure industry in the United States is currently going through an upgrade cycle driven by the consumer’s general desire for greater bandwidth and wireless services. These upgrades require significant capital expenditures, and we believe CS&L provides an attractive, non-competitive funding source for communication service providers to help accelerate the expansion of their networks at an attractive cost of capital.

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

Facilitate M&A Transactions in the Communication Service Sector as a Capital Partner

We believe CS&L can provide cost efficient funds to potential acquirors in the communication service sector, and thereby facilitate M&A transactions as a capital partner. The highly fragmented nature of the communication service sector is expected to result in more consolidation, which we believe will provide us ample opportunity to pursue these types of transactions.

Maintain Balance Sheet Strength and Liquidity

We seek to maintain a capital structure that provides the resources and financial flexibility to position us to capitalize on strategic growth opportunities. Our access to, and cost of, external capital is dependent on various factors, including general market conditions, credit ratings on our securities, interest rates and expectations of our future business performance. We intend to maintain a strong balance sheet through disciplined use of leverage, aiming to lower our relative cost of capital over time, and continuing to have access to multiple sources of capital and liquidity. As of December 31, 2016, we had $171.8 million of unrestricted cash and cash equivalents, and $500 million of undrawn borrowing capacity under our revolving credit facility. All of our debt is either fixed-rate debt, or floating-rate debt that we have fixed through the use of interest rate swaps.

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

However, we believe we are positioned to identify and successfully capitalize on acquisition opportunities that meet our investment objectives and that we have significant competitive advantages that support our leadership position in owning, funding the construction of and leasing communications infrastructure, including:

First-Mover Advantage; Uniquely Positioned to Capitalize on Expansion Opportunities

We are the first and only REIT primarily focused on the acquisition and construction of mission critical infrastructure in the communications industry. We believe this provides us with a significant first-mover competitive advantage to capitalize on the large and fragmented communications infrastructure industry. Additionally, we believe our position, scale and national reach will help us achieve operational efficiencies and support future growth opportunities.

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

Windstream has a diverse customer base, encompassing enterprise and small business customers, carriers and consumers. The Distribution Systems we lease to Windstream are located in 29 different states across the continental United States. The fiber assets in any one state do not account for more than 20% of the total route miles in our network. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.

Windstream is subject to the reporting requirements of the SEC, which include the requirements to file annual reports containing audited financial information and quarterly reports containing unaudited financial information. Windstream’s filings with the SEC can be found at www.sec.gov. Windstream’s filings are not incorporated by reference into this Annual Report.

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

Experienced and Committed Management Team

Our senior management team is comprised of veteran leaders with strong backgrounds in their respective disciplines. As a result of extensive public company experience, our senior management team has over 70 years of combined experience in managing telecommunications operations, consummating mergers and acquisitions and accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.

Insurance

We maintain, or will require in our leases, including the Master Lease, that our tenants maintain, all applicable lines of insurance on our properties and their operations. Under the Master Lease, Windstream has the right to self-insure or use a captive provider with respect to its insurance obligations. We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants are customary for similarly situated companies in the telecommunications industry. However, our tenants may elect not to, or be able to, maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us. We may not continue to require the same levels of insurance coverage under our leases, including the Master Lease, and such insurance may not be available at a reasonable cost in the future or fully cover all losses on our properties upon the occurrence of a catastrophic event.  Moreover, we cannot guarantee the future financial viability of the insurers.

Employees

At December 31, 2016, we had 316 full-time employees, none of whom are subject to a collective bargaining agreement.

Significant Customers

For the years ended December 31, 2016 and December 31, 2015, 87.9% and 96.3% of our revenues, respectively, were derived from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease.

Government Regulation, Licensing and Enforcement

U.S. Telecommunications Regulatory Overview

Market Overview

Our subsidiaries and our tenants operate in a regulated and highly competitive market.  Current and potential competitors include other communications tower owners, providers of voice and data services, providers of fiber and other backhaul services, traditional telephone companies, cable companies, Internet service providers, and other companies. As operators of telecommunications facilities and services, both we and the current and future tenants of our telecommunications assets are typically subject to extensive and complex federal, state and local telecommunications laws and regulations. The Federal Communications Commission (“FCC”) regulates the provision of interstate and international telecommunications services, and state public utility commissions (“PUCs”) regulate intrastate telecommunications services. Both FCC and PUC telecommunications regulations are wide-ranging and can subject us and our tenants to civil, criminal and administrative sanctions. We expect that the telecommunications industry, in general, will continue to face increased competition and regulation. Changes in laws and regulations and regulatory non-compliance by us or our tenants could have a significant direct or indirect effect on our operations and financial condition, which in turn may adversely affect us, as detailed below and set forth under “Risk Factors—Risks Related to Our Business.”

Our operations require that certain of our subsidiaries hold licenses or other forms of authorization from the FCC and state PUCs in those states where we operate, and in some jurisdictions our subsidiaries must file tariffs or other price lists describing their rates, terms and conditions of the services they provide.  The FCC and PUCs can modify or terminate a service provider’s license or other authority to provide telecommunications services for failure to comply with applicable laws and regulations.  The FCC and PUCs may also investigate our subsidiaries’ operations and may impose fines or other penalties for violations of the same.  In addition, our subsidiaries are required to submit periodic reports to the FCC and PUCs documenting their revenues and other data.  Some of this information is used as the basis for the imposition of various regulatory fees and other assessments. In order to engage in certain transactions in some jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours, and the transfer of our assets, we are required to provide notice and/or obtain prior approval from certain governmental agencies.  The construction of additions to our current fiber network through our Uniti Fiber subsidiary is also subject to certain state and local governmental permitting and licensing requirements.  Uniti Fiber also holds and maintains a number of licenses from the FCC for the operation of microwave backhaul links.

Our subsidiaries are subject to a number of federal and state regulations that govern the way we can conduct our business.  Such regulations also impose certain operating costs on our businesses.   These regulations can include restrictions on pricing flexibility for certain products, minimum service quality standards, service reporting, intercarrier compensation, universal service funding, and other obligations.

We believe that we have structured the operations for our core real estate business in a manner that will not require us to become regulated as a public utility or common carrier by the FCC or PUCs.  But, a number of our business operations nonetheless are subject to federal, state, and local regulation.

Consumer CLEC Business

Talk America Services operates the Consumer CLEC Business as a reseller of telecommunication services pursuant to a Wholesale Master Services Agreement and a Master Service Agreement with Windstream.  In almost all cases, Windstream does not own the underlying telecommunication facilities required to support the Consumer CLEC Business, rather it is a reseller of facility-based services pursuant to wholesale interconnection agreements with third-party carriers that own the underlying telecommunication facilities. Talk America Services is authorized and regulated as a CLEC and an interexchange (long-distance) service provider in most states where it has Consumer CLEC Business customers. These certifications subject Talk America Services to regulations requiring it to file and maintain tariffs for the rates charged to its Consumer CLEC Business customers for regulated services and to comply with service quality, service reporting and other regulatory obligations. Talk America Service’s ability to operate the Consumer CLEC Business is dependent on existing telecommunication regulations that allow access to such underlying facilities of other carriers at reasonable rates.

With respect to the broadband Internet services that we provide, traditionally, the FCC has recognized that broadband Internet access services are “information services” subject to limited regulation. In 2015, the FCC issued a “network neutrality” decision that declared broadband Internet access services to be subject to certain “telecommunications services” regulation under Title II of the Communications Act of 1934. This decision creates uncertainty concerning the level of regulation that will apply to broadband services going forward. These regulations will limit the ways that broadband Internet access service providers can structure business arrangements and manage their networks and could spur additional restrictions, including rate regulation, which could adversely affect broadband investment and innovation. The proper scope of such regulations is being debated in Congress and may be revisited by the FCC. It is unclear at this time how broadband services will be regulated in the future, and the potential impact those regulations may have on our broadband Internet service business.

Uniti Towers

Uniti Towers is subject to international, federal, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, the construction of new towers or modifications to existing towers may require pre-approval by the FCC and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FCC and FAA standards. Similar requirements regarding pre-approval of the construction and modification of towers are imposed by regulators in other countries where Uniti Towers owns and operates towers. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.

Regulatory regimes outside of the U.S. and its territories vary by country and locality; however, these regulations typically require approval from local officials or government agencies prior to tower construction or modification or the addition of a new antenna to an existing tower. Additionally, some regulations include ongoing obligations regarding painting, lighting and maintenance. Our international operations may also be subject to limitations on foreign ownership of land in certain areas. Non-compliance with such regulations may lead to monetary penalties or deconstruction orders. Our international operations are also subject to various regulations and guidelines regarding employee relations and other occupational health and safety matters.

In all countries where Uniti Towers operates, it is subject to zoning restrictions and restrictive covenants imposed by local authorities or community organizations. While these regulations vary, they typically require approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Opposition by local zoning authorities and community residents can delay or prevent new tower construction or site upgrade projects, thereby increasing the costs and timing of new tower construction and modifications or site upgrades.

The failure to properly maintain towers pursuant to applicable regulatory requirements, such as but not limited to, lighting, painting, and other safety standards, can subject us to significant enforcement actions, including monetary penalties both within the U.S. and abroad.

Uniti Fiber

Our subsidiaries that compose Uniti Fiber own and operate significant fiber and other communications backhaul facilities throughout various regions of the U.S.  The provision of such services is subject to FCC and PUC licensure in many jurisdictions, and the companies are typically licensed as CLECs and/or interexchange carriers in those states where they operate.  The companies also hold various FCC wireless licenses in order to provide microwave backhaul services.  Because of the nature of the licenses that these companies hold, and the nature of the services that they provide, they are subject to various federal and state regulatory requirements, including, but not limited to, revenue and other reporting requirements and tariffing requirements.  The companies must also maintain their wireless licenses with the FCC, which requires construction and notification reporting and other regulatory requirements.

Regulatory Changes

Future revenues, costs and capital investment in the communication businesses of our tenants, Talk America Services, Uniti Fiber, Uniti Towers, and other related entities could be adversely affected by material changes to, or decisions regarding applicability of, government requirements, including, but not limited to, changes in rules governing inter-carrier compensation, interconnection access to network facilities, state and federal universal service fund (“USF”) support, rules governing the prices that can be charged for business data services, infrastructure location and siting rules, and other requirements.  Federal and state communications laws may be amended in the future, and other laws may affect our business.  In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be changed at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have on our business.

In addition, regulations could create significant compliance costs for us.  Delays in obtaining FCC and PUC certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and conditions imposed in connection with such approvals could adversely affect the rates that we are able to charge our customers. Both our subsidiaries and our tenants may also be affected by legislation and/or regulation imposing new or additional obligations related to, for example, law enforcement assistance, cyber-security protection, intellectual property rights protections, environmental protections, consumer privacy, tax, or other areas.  We can’t predict how any such future changes may impact our business, or the business of our tenants.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect telecommunications operations and facilities. These complex laws, and their enforcement, involve a myriad of regulations, many of which involve strict liability on the part of the potential offender. Some of these federal, state and local laws may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal property damages and the owner’s liability therefore could exceed or impair the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral, which, in turn, could reduce revenues.

Available Information

Our principal executive offices are located at 10802 Executive Center Drive, Benton Building Suite 300, Little Rock, AR 72211 and our telephone number is (501) 850-0820.  We currently maintain a website at www.cslreit.com. In connection with the Company’s name change, on February 27, 2017, we will launch a new corporate website: www.uniti.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) are available on our current website (and will be available on our new website), free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Our Exchange Act filings can also be found at www.sec.gov.

Current copies of our Code of Business Conduct and Ethics & Whistleblower Policy, Corporate Governance Guidelines, and the charters for our Audit, Compensation and Governance Committees are posted in the Corporate Governance section of the Investors page of our website at www.cslreit.com and will be available at www.uniti.com starting on February 27, 2017.

Item 1A. Risk Factors.

Risks Related to Our Business

We are dependent on Windstream Holdings to make payments to us under the Master Lease, and an event that materially and adversely affects Windstream’s business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.

Windstream Holdings is the lessee of the Distribution Systems pursuant to the Master Lease and, therefore, is presently the source of a substantial portion of our revenues. There can be no assurance that Windstream Holdings will have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Master Lease. The inability or unwillingness of Windstream Holdings to meet its rent obligations under the Master Lease could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Windstream Holdings to satisfy its other obligations under the Master Lease, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the Distribution Systems as well as the business, financial position and results of operations of Windstream. In addition, Windstream Holdings will be dependent on distributions from Windstream Services and its subsidiaries in order to satisfy the payment obligations under the Master Lease, as such, if Windstream Services or their subsidiaries were to experience a material and adverse effect on their business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.

Failure by Windstream Holdings to comply with the terms of the Master Lease or to comply with the regulations to which the Distribution Systems are subject could require us to find another lessee for such Distribution Systems, or a portion thereof, and there could be a decrease or cessation of rental payments by Windstream Holdings.

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

Windstream received a private letter ruling (the “IRS Ruling”) from the Internal Revenue Service (the “IRS”) to the effect that, on the basis of certain facts presented and representations and assumptions set forth in the request submitted to the IRS, the Spin-Off will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations and assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Windstream will not be able to rely on the IRS Ruling. In addition, the IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Sections 355 and 368(a)(1)(D) of the Code and Windstream’s use of CS&L indebtedness and common stock to retire certain of Windstream’s indebtedness (the “debt exchanges”). Accordingly, the Spin-Off was conditioned upon the receipt by Windstream of a tax opinion from its counsel with respect to the requirements on which the IRS did not rule, which concluded that such requirements also should be satisfied. The tax opinion was based on, among other things, the IRS Ruling, then current law and certain representations and assumptions as to factual matters made by Windstream and us. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the tax opinion.

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

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.

As of December 31, 2016, we had outstanding long term indebtedness of approximately $4.2 billion consisting of a combination of senior notes and term loans. Additionally, we have a revolving credit facility in an aggregate principal amount of up to $500 million, which was undrawn as of December 31, 2016, provided by a syndicate of banks and other financial institutions. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets or sell assets as needed.

Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially and adversely affect our business, financial position or results of operations.

The agreements governing our indebtedness, including the indentures and our senior secured credit facilities, contain customary covenants, which may limit our operational flexibility. The indentures have terms customary for high yield senior notes, including covenants relating to debt incurrence, liens, restricted payments, asset sales, transactions with affiliates, and mergers, acquisitions or sales of all or substantially all of our assets, and customary provisions regarding optional redemption and events of default. Our credit agreement contains customary covenants that, among other things, require us to maintain our REIT status and restrict, subject to certain exceptions, our ability to grant liens on assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. The credit agreement also contains customary events of default and requires us to comply with specified financial maintenance covenants. Breaches of certain covenants may result in defaults and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. In addition, defaults under the Master Lease, including defaults associated with the bankruptcy of the tenant or the termination of the Master Lease, may result in cross-defaults under certain of our indebtedness.

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

We intend to pursue acquisitions of additional properties and seek acquisitions and other strategic opportunities. Accordingly, we currently are, and expect in the future to be, engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage in discussions that may result in one or more transactions. Consistent with our strategy, we are currently pursuing a number of opportunities to grow our business through acquisitions that are complementary to our current platform. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction. Integration may be difficult and unpredictable, and acquisition-related integration costs, including certain non-recurring charges, could materially and adversely affect our results of operations. Moreover, integrating assets and businesses may significantly burden management and internal resources, including the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets and businesses we acquire, we may not fully realize the potential benefits we expect, and our operating results could be adversely affected.

Risks Related to the Status of CS&L as a REIT

If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which could reduce the amount of cash available for distribution to our stockholders and to service debt.

We operate as a REIT for U.S. federal income tax purposes.  We received an opinion of tax counsel to Windstream with respect to our qualification as a REIT in connection with the Spin-Off. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of tax counsel represents only the view of such counsel based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed only as of the date issued. Tax counsel has no obligation to advise us or the holders of our stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of tax counsel and our qualification as a

REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by tax counsel. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, including any applicable alternative minimum tax, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate liability could be substantial and could reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock and to service debt. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Qualification as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including legislative actions adverse to REITs.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (“Treasury”). Changes to the tax laws affecting REITs or TRSs, which may have retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. Accordingly, we cannot provide assurance that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT, the federal income tax consequences of such qualification, the determination of the amount of REIT taxable income or the amount of tax paid by the TRSs.

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

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified for REITs under U.S. federal income tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

Our FFO is currently generated primarily by rents paid under the Master Lease. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax, including the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock and decrease cash available to service debt.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we hold some of our assets and conduct certain of our activities through a TRS that is subject to U.S. federal, state and local corporate-level income taxes as a regular C corporation. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes could decrease cash available for distribution to our stockholders and servicing our debt.

Complying with the REIT requirements may cause us to forego otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, no more than 25% of the value of our total assets (or 20% after December 31, 2017) can be represented by securities of one or more TRSs, and for taxable years starting after December 31, 2015, no more than 25% of the value of our total assets can be represented by nonqualified publicly offered REIT debt instruments (as defined in the Code). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result of such asset limitations, we may be required to liquidate or forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders and servicing our debt.

In addition to the asset tests set forth above, to qualify as a REIT we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Risks Related to our Business

We are dependent on the communications industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

As the owner, lessor and provider of communications services and distribution systems serving the communications industry, we are impacted by the risks associated with the communications industry. Therefore, our success is to some degree dependent on the communications industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences, changes in communications technology and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the communications business would likely have an adverse effect on our revenues.

Our business is subject to government regulations and changes in current or future laws or regulations could restrict our ability to operate our business in the manner currently contemplated.

Our business, and that of our tenants, is subject to federal, state, local and foreign regulation. In certain jurisdictions these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new distribution system construction and modifications, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations or financial condition. For more information regarding the regulations we are subject to, please see the section entitled “Business – Government Regulation, Licensing and Enforcement.”

If Uniti Fiber is unable to renew or extend its contracts with significant customers, our results may be adversely affected.

Most of Uniti Fiber’s revenues are generated through contracts with customers that must be renewed or extended from time to time. A number of customer contracts are subject to renewal or extension in the near term. If significant customers terminate or do not renew or extend their contracts with Uniti Fiber, our business, financial condition and results of operations could be adversely affected. If we lose any of our significant customers, one of our significant customers reduces its use of our services, or if any of our significant customers negotiates less favorable terms with us, then we will lose revenue, which would materially adversely affect our business, financial condition and results of operations. Revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

Any failure of Uniti Fiber’s physical infrastructure or services could lead to significant costs and disruptions.

Uniti Fiber’s business depends on providing customers with highly reliable service. The services provided are subject to failure resulting from numerous factors, including human error, power loss, improper maintenance, physical or electronic security breaches, fire, earthquake, hurricane, flood and other natural disasters, water damage, the effect of war, terrorism and any related conflicts or similar events worldwide, and sabotage and vandalism. Problems within Uniti Fiber’s networks or facilities, whether within our control or the control of third-party providers, could result in service interruptions or equipment damage. We may not be able to efficiently upgrade or change Uniti Fiber’s networks or facilities to meet new demands without incurring significant costs that we may not be able to pass on to customers. Given the service guarantees that may be included in Uniti Fiber’s agreements with customers, such disruptions could result in customer credits; however, we cannot assume that customers will accept these credits as compensation in the future, and we may face additional liability or loss of customers.

Uniti Fiber uses franchises, licenses, permits, rights-of-way, conduit leases, fiber agreements, and property leases, which could be canceled or not renewed.

Uniti Fiber must maintain rights-of-way, franchises, and other permits from railroads, utilities, state highway authorities, local governments, transit authorities, and others to operate its fiber network. We cannot be certain that we will be successful in maintaining these rights-of-way agreements or obtaining future agreements on acceptable terms. Some of these agreements are short-term or revocable at will, and we cannot assure you that we will continue to have access to existing rights-of-way after they have expired or terminated. If a material portion of these agreements are terminated or are not renewed, we might be forced to abandon these networks. In order to operate these networks, we must also maintain fiber leases and indefeasible right of use (“IRU”) agreements between Uniti Fiber and both public and private entities, and there is no assurance that we will be able to renew those fiber leases and IRU agreements on favorable terms, or at all. If we are unable to renew those fiber leases and IRU agreements on favorable terms, we may face increased costs or reduced revenues.

In order to expand Uniti Fiber’s network to new locations, we often need to obtain additional rights-of-way, franchises, and other permits. Our failure to obtain these rights in a prompt and cost-effective manner may prevent us from expanding our network, which may be necessary to meet our contractual obligations to our customers and could expose us to liabilities.

If we lose or are unable to renew key real property leases where Uniti Fiber has located networks or facilities, it could adversely affect our services and increase our costs, as we would be required to restructure or move these networks or facilities.

New technologies or changes in a tenant’s business model could make our business less desirable and result in decreasing revenues.

The development and implementation of new technologies designed to enhance the efficiency of communications distribution systems, including lit fiber networks and wireless equipment, or changes in a tenant’s business model due to such technological changes, could reduce the need for our services, decrease demand for tower space or fiber or reduce previously obtainable lease rates for communications infrastructure. In addition, tenants may allocate less of their budgets to certain types of communications infrastructure, as the industry is trending towards deploying increased capital to the development and implementation of new technologies. Further, a tenant may decide to no longer outsource certain types of communications infrastructure or otherwise change its business model, which would result in a decrease in our revenue. The development and implementation of any of these and similar technologies to any significant degree or changes in a tenant’s business model could have a material adverse effect on our business, results of operations or financial condition.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our results of operations and financial condition.

Our international business operations expose us to potential adverse financial and operational problems not typically experienced in the United States, including:

•	international political, economic and legal conditions;
•	our ability to comply with foreign regulations and/or laws affecting operations and projects;
•	difficulties in attracting and retaining staff and business partners to operate internationally;
•	language and cultural barriers;
•	seasonal reductions in business activities and operations in the countries where our international projects are located;
•	integration of foreign operations;
•	potential adverse tax consequences; and
•	potential foreign currency fluctuations.

In addition, many of our tenants in our international operations are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities. Any of these factors could adversely affect our results of operations and financial condition.

Our continued operation and expansion outside the United States, including in developing countries, increase the risk of violations of applicable anti-corruption in the future.

Our internal policies provide for compliance with all applicable anti-corruption laws, but despite our training and compliance programs, we cannot assure you that our internal control policies and procedures will always protect us from unauthorized, reckless or criminal acts committed by our employees, agents or partners.  A finding that the Company or its affiliates have violated the U.S. Foreign Corrupt Practices Act (“FCPA”) or similar foreign anti-corruption laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, financial condition and results of operations.

We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.

The Master Lease requires, and we expect that new lease agreements that we enter into will require, that the tenant maintain comprehensive insurance and hazard insurance or self-insure its insurance obligations. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

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

Risks Related to Our Common Stock

We cannot assure you of our ability to pay dividends in the future.

It is expected that our dividend will be $2.40 per share per annum, subject to approval of our board of directors. The qualify as a REIT, the annual dividend must not be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors herein. Dividends will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.

Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described above under “Risks Related to Our Status as a REIT- REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which we elect to be taxed and qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed and qualify as a REIT). Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary or advisable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by the board of directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in the best interests of our stockholders. The acquisition of less than 9.8% of our outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% in value of our outstanding stock, and thus violate our charter’s ownership limit. Our charter also prohibits any person from owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. In addition, our charter provides that (i) no person shall beneficially own shares of stock to the extent such beneficial ownership of stock would result in us failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code, and (ii) no person shall beneficially or constructively own shares of stock to the extent such beneficial or constructive ownership would cause us to own, beneficially or constructively, more than a 9.9% interest (as set forth in Section 856(d)(2)(B) of the Code) in a tenant of our real property. Any attempt to own or transfer shares of our stock in violation of these restrictions may result in the transfer being automatically void.

Maryland law and provisions in our charter and bylaws may delay or prevent takeover attempts by third parties and therefore inhibit our stockholders from realizing a premium on their stock.

Our charter and bylaws contain, and Maryland law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors, rather than to attempt a hostile takeover. Our charter and bylaws, among other things, (1) contain transfer and ownership restrictions on the percentage by number and value of outstanding shares of our stock that may be owned or acquired by any stockholder; (2) provide that stockholders are not allowed to act by written consent; (3) permit the board of directors, without further action of the stockholders, to increase or decrease the authorized number of shares and to issue and fix the terms of one or more classes or series of preferred stock, which may have rights senior to those of the common stock; (4) permit only the board of directors to amend the bylaws; (5) establish certain advance notice procedures for stockholder proposals and director nominations; and (6) designate the Maryland courts as the exclusive forum for resolving certain claims.

We believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in our best interests. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

CS&L and its subsidiaries own approximately 88,100 fiber network route miles, representing approximately 4.2 million fiber strand miles, approximately 231,900 route miles of copper cable lines, central office land and buildings across 32 states and beneficial rights to permits, pole agreements and easements. Below is a geographic distribution summary of our fiber and copper mileage and wireless communication towers as of December 31, 2016:

Network Properties

Location	Fiber Route Miles	Copper Route Miles	Total Route Miles	Towers
GA	15,100	45,200	60,300	3
TX	9,200	39,700	48,900	21
IA	8,600	32,700	41,300	—
KY	7,400	31,600	39,000	2
NC	4,200	18,600	22,800	2
AR	2,900	12,900	15,800	1
OH	3,200	10,800	14,000	1
OK	1,600	12,200	13,800	3
FL	3,600	8,400	12,000	—
MO	1,300	10,700	12,000	1
NM	900	5,200	6,100	25
IL	5,800	—	5,800	—
PA	5,700	—	5,700	3
MS	2,400	1,500	3,900	—
AL	1,200	2,400	3,600	—
IN	2,600	—	2,600	—
VA	2,400	—	2,400	—
MI	2,200	—	2,200	—
WI	2,100	—	2,100	—
NY	1,500	—	1,500	1
NE	—	—	—	13
Other(1)	4,200	—	4,200	26
	88,100	231,900	320,000	102
(1)	Includes 11 states and Mexico.

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CSAL.” In connection with the name change, on February 27, 2017, the Company’s common stock will commence trading on the NASDAQ Global Select Market under the ticker symbol “UNIT” and will cease trading under the symbol “CSAL.”  It has been our policy to declare quarterly dividends to common shareholders so as to comply with the provisions of the Internal Revenue Code governing REITs. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market since our common stock commenced trading on April 20, 2015, and the cash dividends declared per common share:

2016	High	Low	Per Share Declared
Quarter ended March 31	$22.91	$15.13	$0.60
Quarter ended June 30	$29.57	$21.63	$0.60
Quarter ended September 30	$32.73	$28.71	$0.60
Quarter ended December 31	$31.54	$22.50	$0.60

2015	High	Low	Per Share Declared
Quarter ended March 31	*	*	*
Quarter ended June 30	$34.63	$24.39	$0.4418	(1)
Quarter ended September 30	$24.83	$17.50	$0.60
Quarter ended December 31	$20.93	$16.96	$0.60

* Information not applicable for periods presented or any prior periods

(1)	Per share distribution represents a pro-rata quarterly distribution of $0.60 based upon the date of the Spin-Off, which was April 24, 2015.

Holders

As of February 15, 2017, the closing price of our common stock was $26.39 per share as reported on the NASDAQ Global Select Market. As of February 15, 2017, we had 155,785,924 outstanding shares of common stock, 23,711 record holders and approximately 190,126 beneficial owners of our common stock.

Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015 our common stock distribution per share was $2.40 and $1.04, respectively, characterized as follows:

	Year Ended	Period from
	December 31, 2016	April 24 - December 31, 2015
Ordinary dividends	$1.31	$0.87
Non-dividend distributions	1.09	0.17
Total	$2.40	$1.04

It is expected that our dividend will be $2.40 per share per annum, subject to approval of our board of directors.

Stock Performance

The following graph shows a comparison from April 20, 2015 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2016 of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (S&P 400 Index), and the MSCI US REIT Index. The graph assumes that $100 was invested at the market open on April 20, 2015 and that all dividends were reinvested in the common stock of CS&L, the S&P 400 Index and the MSCI US REIT Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Stockholder Returns

Based on Investment of $100.00 Beginning on April 20, 2015

	4/20/2015	12/31/2015	12/31/2016
Communications Sales and Leasing, Inc.	$100.00	$72.33	$107.65
S&P 400 Index	100.00	92.56	111.76
MSCI US REIT Index	100.00	100.78	109.46

Issuer Purchases of Equity Securities

The table below provides information regarding shares withheld from CS&L employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted stock granted under the Communications Sales & Leasing, Inc. 2015 Equity Incentive Plan. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 5.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	164	31.41	—	—
November 1, 2016 to November 30, 2016	—	-	—	—
December 1, 2016 to December 31, 2016	—	—	—	—
Total	164	$31.41	—	—

(1)

Excludes 7,656 shares withheld related to awards of CS&L restricted stock held by current Windstream employees granted in connection with the Spin-Off accordance with the Employee Matters Agreement.  Additional information regarding the Employee Matters Agreement is contained in Note 11 – Related Party Transactions of the Notes to the Consolidated Financial Statements.

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

				Year Ended December 31,
(Thousands, except per share data)	Year Ended December 31, 2016	April 24 - December 31, 2015	January 1 - April 24, 2015	2014	2013	2012
Statement of Income Data:
Total revenue(1)	$770,408	$476,314	$10,149	$36,015	$45,126	$63,478
Interest expense	275,394	181,797	*	*	*	*
Net (loss) income applicate to common shareholders	(5,497)	23,718	*	*	*	*
(Loss) earnings per common share - basic	(0.04)	0.16	*	*	*	*
(Loss) earnings per common share - diluted	(0.04)	0.16	*	*	*	*
Balance Sheet Data:
Total assets(2)	$3,318,752	$2,542,636	*	$2,588,450	$2,704,882	$29,444
Notes and other debt(3)	4,082,749	3,505,228	*	*	*	*
Total shareholders' (deficit) equity(4)	(1,402,445)	(1,166,906)	*	2,580,565	2,695,223	*
Other Data:
Net cash provided by operating activities	$375,988	$293,208	*	*	*	*
Net cash used in investing activities	(535,231)	(1,079,442)	*	*	*	*
Net cash provided by financing activities	188,766	928,714	*	*	*	*
Dividends paid	367,830	156,854	*	*	*	*
Dividends declared per common share	2.40	1.64	*	*	*	*
Funds from operations ("FFO")(5)	346,051	259,829	*	*	*	*
Diluted FFO per common share	2.27	1.73	*	*	*	*
Adjusted funds from operations ("AFFO")(5)	398,537	267,077	*	*	*	*
Diluted AFFO per common share	2.61	1.78	*	*	*	*

* Information not applicable for periods presented

(1)	For periods prior to April 24, 2015, amounts represent revenues of the Consumer CLEC Business as an integrated operation within Windstream.
(2)

As of December 31, 2014 and 2013 amounts represent the combined assets of the Consumer CLEC Business and the Distribution Systems.  For the year ended December 31, 2012, amount represents only the Consumer CLEC Business.

(3)	As of December 31, 2016, amount includes $54.5 million of capital lease obligations.

(4)	As of December 31, 2014 and 2013 amounts include the net assets contributed of the Consumer CLEC Business and the Distribution Systems.
(5)	For a more detailed discussion and reconciliation of FFO and AFFO, see “Non-GAAP Financial Measures” in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates. Because we were formed in connection with the Spin-Off from Windstream Holdings on April 24, 2015, the comparable period results discussed in this section cover only the 252-day period from April 24, 2015 to December 31, 2015. As such, there are inherent limitations to period over period comparability. This discussion should be read in conjunction with the accompanying audited financial statements, and the notes thereto set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

Company Description

On April 24, 2015, CS&L completed the Spin-Off from Windstream pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business to CS&L and CS&L issued common stock and indebtedness and paid cash obtained from borrowings under CS&L's senior credit facilities to Windstream. In connection with the Spin-Off, we entered into the Master Lease with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our revenues are currently derived.

We are an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.  Our goal is to grow and diversify our company by pursuing a range of transaction structures with communication service providers as discussed further in Part I, Item 1 “Business” of this Annual Report on Form 10-K. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease.  We have elected to treat the subsidiaries through which we operate our fiber business (“Uniti Fiber”) and the Consumer CLEC Business (“Talk America”) as taxable REIT subsidiaries (“TRSs”).  TRSs enable us to engage in activities that do not result in income that would be qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

During 2016, we managed our operations as three reportable business segments: Leasing, Fiber Infrastructure and Consumer CLEC. Our Leasing segment represents our REIT operations, including the results of our leasing programs (“Uniti Leasing”) and our tower operations (“Uniti Towers”), and corporate expenses not directly attributable to other operating segments. The Fiber Infrastructure segment represents the operations of the Uniti Fiber business, as well as corporate expenses directly attributable to the operations of that business, and the Consumer CLEC segment represents the operations of Talk America and corporate expenses directly attributable to the operation of that business. We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure defined as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 13 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

Effective in the first quarter of 2017, following the acquisition of NMS, we commenced managing and reporting our operations in four reportable business segment: Leasing, Fiber Infrastructure, Towers and Consumer CLEC.  Our Leasing segment includes Uniti Leasing, Fiber Infrastructure includes Uniti Fiber, Towers includes Uniti Towers and our ground lease investments, and Consumer CLEC includes Talk America. This change in segments aligns with how management, including our Chief Executive Officer, who is our chief operating decision maker, evaluates the performance of our businesses and make decisions regarding the allocation of resources.  We will recast prior period segment data to conform to this new presentation beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Significant Business Developments

Acquisition of NMS. On January 31, 2017, we completed the previously announced acquisition of Network Management Holdings LTD (‘‘NMS’’). At close, NMS owns and operates 366 wireless communications towers in Latin America with an additional 105 build to suit tower sites under development. The NMS portfolio spans three Latin America countries with 212 towers in Mexico, 54 in Nicaragua, and 100 in Colombia. The consideration for the 366 wireless towers currently in operation was $62.6 million, which was funded through cash on hand. Under the terms of the purchase agreement, we will acquire the towers under development when construction is completed. Following the close of the NMS transaction, the Uniti Towers portfolio consists of consists of 468 wireless communication towers.

Issuance of Senior Unsecured Notes. On December 15, 2016, we, along with our wholly-owned subsidiary CSL Capital, LLC (“CSL Capital”), co-issued $400 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (“the 2024 Notes”). The 2024 Notes were issued at an issue price of 100% of par value, and are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities. A portion of the proceeds from the issuance of the 2024 Notes were used to repay existing borrowings under the $500 million revolving credit facility that matures on April 24, 2020 (the “Revolving Credit Facility”) under the credit agreement entered into by the Company and CSL Capital on April 24, 2015 (the “Credit Agreement”), and the remaining proceeds were retained for general corporate purposes.

Acquisition of Tower Cloud, Inc. On August 31, 2016, we completed the previously announced acquisition of Tower Cloud, Inc. The consideration for all outstanding equity interests was valued at $345 million, and included $187.7 million in cash and the issuance of 1.9 million shares of the Company’s common stock with an acquisition date fair value of $58.5 million. Additional contingent consideration of up to $130 million, with an acquisition date fair value of $98.6 million, will be paid upon the achievement of certain defined operational and financial milestones. Tower Cloud provides data transport services, with particular focus on providing infrastructure solutions to the wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments.  At acquisition, Tower Cloud’s network consisted of approximately 90,000 fiber strand miles in service across the southeastern United States, with 181,000 fiber strand miles awarded for future deployment for major wireless carriers. We funded the cash portion of the transaction through cash on hand and $150 million of borrowings under our Revolving Credit Facility. This transaction compliments our diversification strategy, expands our national wireless carrier relationships, and will accelerate our small cell and dark fiber businesses.  Following the close of the transaction, the Tower Cloud and PEG Bandwidth businesses were combined into a unified fiber infrastructure organization, Uniti Fiber. During January 2017, we paid contingent consideration payments of $18.8 million for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Windstream’s Disposition of Retained Interest in CS&L. On June 15, 2016, Windstream Holdings disposed of 14.7 million shares of our common stock, representing approximately half of its retained ownership interest, to certain creditors of Windstream in exchange for satisfaction of certain Windstream debt.  Citigroup Global Markets Inc. (“Citigroup”) then acquired such shares from the creditors and sold the shares to institutional accredited investors, including funds managed by Searchlight Capital Partners, L.P. (“Searchlight”).  The Company did not receive any proceeds resulting from the disposition of these shares.

In connection with the transaction, Searchlight, as the lead private investor of 10 million shares of our common stock, was offered by CS&L the right to designate one member to the Company’s board of directors, provided such designee is reasonably acceptable to the Company, as noted above.  The designation right will terminate if Searchlight’s ownership drops below 5% prior to June 15, 2019 or below 8% thereafter.

On June 24, 2016, Windstream Holdings disposed of its remaining 14.7 million shares of our common stock as part of a public offering (the “Resale Offering”).  The Company did not receive any proceeds resulting from the disposition of these shares.

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

Issuance of Senior Secured Notes. On June 9, 2016, we, along with our wholly-owned subsidiary CSL Capital, co-issued $150 million aggregate principal amount of 6.00% Senior Secured Notes as an add-on to the Company’s existing Senior Secured Notes due April 15, 2023, which are referred to herein as add-on Notes.  The add-on Notes were issued at an issue price of 99.25%, are subject to the same customary covenant requirements as the existing Senior Secured Notes, and are guaranteed by each of CS&L’s wholly-owned domestic subsidiaries that guarantee indebtedness under CS&L’s senior credit facilities.  The issuance of the add-on Notes was not registered under the Securities Act of 1933, as amended (the “Securities Act”), but was exempt from registration under Securities Act pursuant to Rule 144A, Regulation S and other applicable exemptions of the Securities Act.  Proceeds from the issuance of the add-on Notes, together with cash on hand, were used to re-pay existing borrowings under the Revolving Credit Facility.

Acquisition of PEG Bandwidth, LLC. On May 2, 2016, we completed the previously announced acquisition of PEG Bandwidth. The purchase price for all outstanding equity interests was valued at $424 million, and included $322.5 million of cash, issuance of one million shares of the Company’s common stock, and the issuance of 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock. PEG Bandwidth is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry, and has an extensive fiber network consisting of over 300,000 strand miles in the Northeast/Mid Atlantic and South Central regions of the United States and the State of Illinois. We funded the cash portion of the transaction through cash on hand and $321 million of borrowings under our Revolving Credit Facility.

Comparison of the year ended December 31, 2016 to the period from April 24, 2015 to December 31, 2015

The following tables sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

(Thousands)	Year Ended December 31, 2016	% of Revenues	Period from April 24 - December 31, 2015	% of Revenues
Revenues:
Leasing	$677,368	87.9%	$458,614	96.3%
Fiber Infrastructure	70,568	9.2%	-	0.0%
Consumer CLEC	22,472	2.9%	17,700	3.7%
Total revenues	770,408	100.0%	476,314	100.0%
Costs and Expenses:
Interest expense	275,394	35.7%	181,797	38.2%
Depreciation and amortization	375,970	48.8%	238,748	50.1%
General and administrative expense	35,402	4.6%	11,208	2.4%
Operating expense	49,668	6.4%	13,743	2.9%
Transaction related costs	33,669	4.4%	5,210	1.1%
Total costs and expenses	770,103	100.0%	450,706	94.6%
Income before income taxes	305	0.0%	25,608	5.4%
Income tax expense	517	0.1%	738	0.2%
Net (loss) income	(212)	(0.0%)	24,870	5.2%
Participating securities' share in earnings	(1,557)	(0.2%)	(1,152)	(0.2%)
Dividends declared on convertible preferred stock	(1,743)	(0.2%)	-	0.0%
Amortization of discount on convertible preferred stock	(1,985)	(0.3%)	-	0.0%
Net (loss) income applicable to common shareholders	$(5,497)	(0.7%)	$23,718	5.0%

Revenues

Leasing – Lease revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The Master Lease has an initial term of 15 years with four five-year renewal options and encompasses properties located in 29 states. Rent under the Master Lease is an annual fixed amount of $650 million during the first three years. Commencing with the fourth year of the Master Lease and continuing for the remainder of the initial term, rent under the Master Lease is subject to an annual escalation of 0.5%. Additionally, we funded $43.1 million of capital expenditures related to the Distribution System on December 29, 2015. Monthly rent paid by Windstream increased by approximately $3.5 million per year in accordance with the Master Lease effective as of the date we provided the funding. Rental revenues over the initial term of the Master Lease are recognized in the financial statements on a straight line basis, representing approximately $670.7 million per year.

The Master Lease provides that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacement to leased network, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of CS&L upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. During the year ended December 31, 2016 and for the period from April 24, 2015 through December 31, 2015, we recorded $157.0 million and $68.6 million of TCIs, respectively.

For the year ended December 31, 2016, we recognized $677.4 million of revenue under the Master Lease, which included $6.1 million of TCI revenue. For the period from April 24, 2015 to December 31, 2015, we recognized $458.6 million of revenue under the Master Lease, which includes $0.8 million of TCI revenue. The increase is primarily attributable to a full year of revenue during 2016 as compared to 252 days of revenue during the period from April 24, 2015 to December 31, 2015.

Because a substantial portion of our revenue is derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition if Windstream experiences operating difficulties and becomes unable to generate sufficient cash to make payments to us under the Master Lease. In recent years, Windstream has experienced annual declines in its total revenue and sales. Accordingly, we monitor the credit quality of Windstream through numerous methods, including by (i) reviewing the credit ratings of Windstream by nationally recognized credit rating agencies, (ii) reviewing the financial statements of Windstream that are publicly available and that are required to be delivered to us pursuant to the Master Lease, (iii) monitoring news reports regarding Windstream and its businesses, (iv) conducting research to ascertain industry trends potentially affecting Windstream, and (v) monitoring the timeliness of its lease payments.

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

Fiber Infrastructure – We recognized $70.6 million of revenue, approximately 78% of which was derived from lit backhaul services, from our Fiber Infrastructure segment for the year ended December 31, 2016. This revenue was derived from the newly acquired PEG Bandwidth and Tower Cloud businesses. Revenues related to the PEG Bandwidth acquisition have been included in our results of operations for the period from May 2, 2016 to December 31, 2016 and revenues related to the Tower Cloud acquisition have been included in our results of operations for the period from September 1, 2016 to December 31, 2016. At December 31, 2016, we had approximately 5,450 customer connections.

Consumer CLEC – For the year ended December 31, 2016, we recognized $22.5 million of revenue from the Consumer CLEC Business, compared to $17.7 million for the period from April 24, 2015 to December 31, 2015.

The increase is primarily attributable to a full year of revenue during 2016 as compared to 252 days of revenue during the prior year period. We served approximately 37,000 customers as of December 31, 2016, a 19.6% decrease from 46,000 at December 31, 2015. The decrease in customers is due to the effects of competition and customer attrition.

The increase in the performance of our Leasing and Consumer CLEC segments for the year ended December 31, 2016 compared to the period from April 24 to December 31, 2015, is primarily attributable to the impact of a full four quarters of activity in 2016, while there was only 252 days of activity in 2015.

Interest Expense

Interest expense for the year ended December 31, 2016 totaled $275.4 million (35.7% of revenue), which included non-cash interest expense of $16.0 million resulting from the amortization of our debt discounts and debt issuance costs. During the year ended December 31, 2016, we incurred $4.1 million in interest expense related to our previously undrawn Revolving Credit Facility, $4.9 million related to the $150 million of newly issued add-on Notes and $1.2 million in interest expense related to the 2024 Notes.

Interest expense for the period from April 24, 2015 to December 31, 2015 totaled $181.8 million, which included non-cash interest expense of $10.0 million resulting from the amortization of our debt discounts and debt issuance costs.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the year ended December 31, 2016 totaled $376.0 million (48.8% of revenue), which included property, plant and equipment depreciation of $369.9 million and intangible asset amortization of $6.1 million. Charges for depreciation and amortization for the period from April 24, 2015 to December 31, 2015 totaled $238.7 million (50.1% of revenue), which included real estate investment depreciation of $235.9 million, corporate asset depreciation of $0.2 million and intangible asset amortization of $2.6 million.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the year ended December 31, 2016, general and administrative costs totaled $35.4 million (4.6% of revenue), which included $4.8 million of stock-based compensation expense. For the year ended December 31, 2016, our general and administrative expenses included $13.1 million (1.7% of revenue) of expense related to the newly acquired PEG Bandwidth and Tower Cloud businesses.

For the period from April 24, 2015 to December 31, 2015, general and administrative costs totaled $11.2 million (representing 2.4 % of revenue), which includes $1.9 million of stock-based compensation expense.

Operating Expense

Operating expense for the year ended December 31, 2016 totaled $49.7 million (6.4% of revenue), which consists of $17.4 million (2.3% of revenue) of expense related to the operation of the Consumer CLEC Business and $32.1 million (4.2% of revenue) of expense related to the newly acquired PEG Bandwidth and Tower Cloud businesses.

For the year ended December 31, 2016, Fiber Infrastructure operating expenses include $7 million of tower rent, $5.3 million of payroll related expense, and $4.3 million of lit service expense.

Operating expense for the period from April 24, 2015 to December 31, 2015 totaled $13.7 million (2.9% of revenue), which consist primarily of expenses related to the operation of the Consumer CLEC Business.

Reportable Segments

The following sets forth, for the year ended December 31, 2016, revenues and Adjusted EBITDA of our reportable segments:

	Year Ended December 31, 2016
(Thousands)	Leasing	Fiber Infrastructure	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$677,368	$70,568	$22,472	$770,408

Adjusted EBITDA	$659,198	$25,912	$5,074	$690,184
Less:
Interest expense				275,394
Depreciation and amortization	344,083	28,629	3,258	375,970
Transaction related costs				33,669
Stock-based compensation				4,846
Income tax expense				517
Net loss				$(212)

The following table sets forth, for the period from April 24, 2015 to December 31, 2015, revenues and Adjusted EBITDA of our reportable segments:

	Period from April 24, 2015 to December 31, 2015
(Thousands)	Leasing	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$458,614	$17,700	$476,314

Adjusted EBITDA	$449,340	$3,957	$453,297
Less:
Interest expense			181,797
Depreciation and amortization	236,177	2,571	238,748
Transaction related costs			5,210
Stock-based compensation			1,934
Income tax expense			738
Net income			$24,870

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

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants.  Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.

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

The Company defines NFFO, as FFO excluding the impact, which may be recurring in nature, of transaction and integration related costs. The Company defines AFFO, as NFFO excluding (i) non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight line revenues, revenue associated with the amortization of TCIs and (ii) the impact, which may be recurring in nature, of maintenance capital expenditures, the write-off of unamortized deferred financing fees, additional costs incurred as a result of early repayment of debt, changes in the fair value of contingent consideration and financial instruments and similar items. We believe that the use of FFO, NFFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO, NFFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. The Company uses FFO, NFFO and AFFO, and their respective per share amounts, only as performance measures, and FFO, NFFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO, NFFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO, NFFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA, NFFO and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income applicable to common shareholders to FFO, NFFO and AFFO for the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015 is as follows:

	Year Ended	Period from
(Thousands)	December 31, 2016	April 24 - December 31, 2015
Net (loss) income	$(212)	$24,870
Depreciation and amortization	375,970	238,748
Interest expense	275,394	181,797
Income tax expense	517	738
EBITDA	$651,669	$446,153
Stock based compensation	4,846	1,934
Transaction related costs	33,669	5,210
Adjusted EBITDA	$690,184	$453,297

	Year Ended	Period from
(Thousands)	December 31, 2016	April 24 - December 31, 2015
Net (loss) income attributable to common shareholders	$(5,497)	$23,718
Real estate depreciation and amortization	351,548	236,177
Participating securities' share in earnings	1,557	1,152
Participating securities' share in FFO	(1,557)	(1,218)
FFO applicable to common shareholders	346,051	259,829
Transaction related costs	33,669	5,210
NFFO applicable to common shareholders	379,720	265,039
Amortization of deferred financing costs	7,823	4,832
Amortization of debt discount	8,179	5,172
Stock-based compensation	4,846	1,934
Non-real estate depreciation and amortization	24,422	2,571
Straight-line revenue	(17,293)	(11,795)
Maintenance capital expenditures	(3,327)	-
Amortization of discount on convertible preferred stock	1,985	-
Other non-cash (revenue) expense, net	(7,818)	(676)
AFFO applicable to common shareholders	$398,537	$267,077

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

Income Taxes

We have elected on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

CS&L operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease.  We have elected to treat the subsidiaries through which we operate Uniti Fiber and Talk America as TRSs.  TRSs enable us to engage in activities that do not result in income that would be qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

Service revenues are primarily derived from providing broadband transport and backhaul communications services and are recognized when (i) persuasive evidence of an arrangement exists, (ii) the services have been provided to the customer, (iii) the sales price is fixed or determinable, and (iv) the collection of the sales price is reasonably assured. Services provided to the Company’s customers are pursuant to contractual fee‑based arrangements, which generally provide for recurring fees charged for the use of designated portions of the Company’s network and typically range for a period of three to ten years. The Company’s revenue arrangements often include upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement.

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

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our property, plant and equipment that could materially affect the carrying value of these assets and our future operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $24.8 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $31.3 million per year.

At December 31, 2016, our unamortized customer lists intangible assets totaled $160.6 million. The customer lists are amortized using the straight-line method over their estimated useful lives. A reduction in the average useful lives of the customer lists of one year would have increased the amount of amortization expense recorded in 2016 by approximately $1.4 million.

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

Business Combinations

We apply the acquisition method of accounting for acquisitions meeting the definition of a business combination, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. Any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. ASC 805 also requires acquirers, among other things, to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. When provisional amounts are initially recorded, the Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed.

Goodwill

Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. During the year ended December 31, 2016, no impairment losses were recognized.

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

As of December 31, 2016, we had we had $171.8 million of unrestricted cash and cash equivalents, and $500 million of undrawn borrowing capacity under our revolving credit facility.

Cash provided by operating activities totaled $375.9 million and $293.2 million for the year ended December 31, 2016 and for the period from April 24, 2015 through December 31, 2015, respectively. Cash provided by operating activities is driven by favorable changes in working capital, primarily attributable to our leasing activities.

Cash used in investing activities was $535.2 million for the year ended December 31, 2016, which was driven by the acquisitions of PEG Bandwidth ($315.4 million) and Tower Cloud ($173.4 million) and capital expenditures ($46.4 million). Cash used in investing activities was $1.1 billion for the period from April 24, 2015 through December 31, 2015, due to consideration paid to Windstream for their contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off ($1.04 billion) and capital expenditures ($44 million), primarily due to the funding of capital expenditures related to the Distribution Systems.

Cash provided by financing activities was $188.8 million for the year ended December 31, 2016, which primarily represents the proceeds from the 2024 Notes ($400 million), add-on Notes ($148.9 million), proceeds from the sale of common stock ($54.2 million), partially offset by dividend payments ($367.8 million) and principal payments related to the $2.14 billion senior secured term loan B facility that matures on October 24, 2022 (the “Term Loan Facility”) under our Credit Agreement ($22.0 million). Cash provided by financing activities was $928.7 million for the period from April 24, 2015 through December 31, 2015, which primarily represents the proceeds received from the Term Loan Facility of $1.1 billion, partially offset by dividend payments of $156.9 million.

Master Lease

The Master Lease has an initial term of 15 years which, at the option of Windstream, may be extended for up to four renewal terms of five years each beyond the initial term. In addition, Windstream has the right to extend the initial term from 15 years to 20 years and, if exercised, the number of renewal terms will be reduced to three so that the maximum term (taking into account all renewals) is 35 years. The initial annual rent under the Master Lease is $650 million during the first three years. Commencing with the fourth year, the rent is subject to annual escalation of 0.5%. The rent for the first year of each renewal term will be an amount agreed to by us and Windstream, or if we are unable to agree, the renewal rent will be determined by an independent appraisal process. Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%. In addition, if we fund any capital improvements by Windstream, the rent will be increased to account for such funding.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. To date, no sales have been made under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.  While we have not used the program to date, we currently intend to utilize the program when we believe the price we can obtain for our common stock is attractive.

UPREIT Operating Partnership Units

When implemented, our UPREIT structure will enable us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. As a result, this structure may potentially facilitate our acquisition of assets in a more efficient manner and may allow us to acquire assets that an owner would otherwise be unwilling to sell. Although we have no current plan or intention to use limited partnership units in the operating partnership as consideration for properties we acquire, we believe that the flexibility to do so provides us an advantage in seeking future acquisitions while preserving our available cash for other purposes, including the possible payment of dividends.

Senior Notes

At December 31, 2016, we had outstanding $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”), $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”) and $400 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes” and collectively with the Secured Notes and the 2023 Notes, the “Notes”).  The Secured Notes are secured by substantially all of the assets of the Company, CSL Capital and certain of our wholly owned domestic subsidiaries, each of which also guarantees indebtedness under our senior credit facilities (the “Guarantors”), subject to certain exceptions, and are guaranteed by the Guarantors. The 2023 Notes and 2024 Notes are guaranteed by the Guarantors.

The Notes contain customary high yield covenants limiting our ability to incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of our assets; and create restrictions on our ability to pay dividends. The covenants are subject to a number of limitations, qualifications and exceptions.

Credit Agreement

Our Credit Agreement consists of the Term Loan Facility and a $500 million revolving credit facility that matures on April 24, 2020 (the “Revolving Credit Facility”). On October 21, 2016, the Company and CSL Capital amended the Credit Agreement to, among other things, replace the then outstanding principal amounts of the term loans thereunder with a like aggregate amount of new term loans having substantially similar terms as the then outstanding term loans, other than with respect to the applicable interest rate and the period of time for which prepayment premiums in respect of certain repricing transactions apply.  The Term Loan Facility bears interest at a rate equal to a Eurodollar rate, subject to a 1.00% floor, plus an applicable margin equal to 3.50%, and is subject to amortization of 1.00% per annum. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio as defined in the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by the Guarantors, and are secured by substantially all of the assets of the Company, CSL Capital and the Guarantors, subject to certain exceptions, which assets also secure the Secured Notes. We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to $150 million plus, an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.

On February 9, 2017, we completed a repricing of our Term Loan Facility. The repricing (i) decreases the interest rate by 50 basis points to LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.0% and (ii) will reduce our cash interest costs by $10 million annually. Our interest rate swap agreements are unaffected by this repricing and effectively fix the interest rate on our Term Loan Facility at 5.1%.

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

Contractual Obligations

As of December 31, 2016, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$42	$42	$4,062	$4,167
Interest payments on long-term debt obligations(b)	249	495	491	390	1,625
Operating leases	15	19	7	6	47
Capital leases	7	14	13	61	95
Network deployment(c)	33	-	-	-	33
Total projected obligations and commitments(d)	$325	$570	$553	$4,519	$5,967

(a)	Excludes $139.8 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(d)	Excludes $6.1 million of derivative liability related to interest rate swaps maturing on October 24, 2022.

Dividends

We have elected to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. In order to maintain our REIT status, we intend to make regular quarterly dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service obligations. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

On January 13, 2017, we paid, to shareholders of record as of the close of business on December 30, 2016, a cash dividend on our common stock of $0.60 per share for the period from October 1, 2016 through December 31, 2016.

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

Capital Expenditures

Capital expenditures for the Distribution Systems leased under the Master Lease are generally the responsibility of Windstream. The Master Lease stipulates that Windstream can request that we fund $50 million of capital expenditures per year for five years (but in no event to extend beyond the end of the sixth year of the Master Lease); however, Windstream cannot require CS&L to make such capital expenditures. If we elect to fund requested capital expenditures, the annual lease payments will be increased by 8.125% of the capital expenditures funded by us during the first two years and at a floating rate based on our cost of capital thereafter. No capital expenditure funding requests were made by Windstream for the year ended December 31, 2016.

We anticipate incurring total capital expenditures of $70 million to $85 million during 2017 related to the Uniti Fiber business, driven by network deployment.

We anticipate incurring total capital expenditures of $25 million to $30 million during 2017 related to the Uniti Towers business, driven by the development of build-to-suit towers.

We do not anticipate incurring significant capital expenditures on an annual basis in connection with operating our Consumer CLEC Business or related to our corporate assets.

Off Balance-Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness under our Term Loan Facility. In addition, we have a variable rate Revolving Credit Facility in an aggregate principal amount of $500 million, which is undrawn as of the date of this Annual Report on Form 10-K. To manage this exposure, we have entered into interest rate swap agreements in order to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. The interest rate risk for variable rate debt has been mitigated through the interest rate swap agreement, and the interest rate for our remaining debt has a fixed rate, therefore a hypothetical 10% change in interest rates effective at December 31, 2016 would have no material adverse impact on CS&L’s results of operations.

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

Communications Sales & Leasing, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Communications Sales & Leasing, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), shareholders’ deficit and cash flows present fairly, in all material respects, the financial position of Communications Sales & Leasing, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 and for the period from April 24, 2015 through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2016).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Tower Cloud, Inc. and PEG Bandwidth, LLC from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in purchase business combinations during 2016.  We have also excluded Tower Cloud, Inc. and PEG Bandwidth, LLC from our audit of internal control over financial reporting.  Tower Cloud, Inc. and PEG Bandwidth, LLC are wholly-owned subsidiaries whose total assets represent 12.7% and 14.8%, respectively and total revenues represent 1.8% and 7.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

February 23, 2017

Communications Sales & Leasing, Inc.

Consolidated Balance Sheets

(Thousands, except par value)	December 31, 2016	December 31, 2015
Assets:
Property, plant and equipment, net	$2,670,037	$2,374,760
Cash and cash equivalents	171,754	142,498
Accounts receivable, net	15,281	2,083
Goodwill	262,334	-
Intangible assets, net	160,584	10,530
Straight-line revenue receivable	29,088	11,795
Other assets	9,674	970
Total Assets	$3,318,752	$2,542,636
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$40,977	$10,409
Accrued interest payable	27,812	24,440
Deferred revenue	261,404	67,817
Derivative liability	6,102	5,427
Dividends payable	94,607	90,507
Deferred income taxes	28,394	5,714
Capital lease obligations	54,535	-
Contingent consideration	98,600	-
Notes and other debt, net	4,028,214	3,505,228
Total liabilities	4,640,645	3,709,542

Commitments and contingencies (Note 14)

Convertible Preferred Stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	80,552	-

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 155,139 shares at December 31, 2016 and 149,862 at December 31, 2015	15	15
Additional paid-in capital	141,092	1,392
Accumulated other comprehensive loss	(6,369)	(5,427)
Distributions in excess of accumulated earnings	(1,537,183)	(1,162,886)
Total shareholders' deficit	(1,402,445)	(1,166,906)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$3,318,752	$2,542,636

The accompanying notes are an integral part of these consolidated financial statements.

Communications Sales & Leasing, Inc.

Consolidated Statements of Income

	Year Ended	Period from
(Thousands, except per share data)	December 31, 2016	April 24 - December 31, 2015
Revenues:
Leasing	$677,368	$458,614
Fiber Infrastructure	70,568	-
Consumer CLEC	22,472	17,700
Total revenues	770,408	476,314
Costs and Expenses:
Interest expense	275,394	181,797
Depreciation and amortization	375,970	238,748
General and administrative expense	35,402	11,208
Operating expense (exclusive of depreciation, accretion and amortization)	49,668	13,743
Transaction related costs	33,669	5,210
Total costs and expenses	770,103	450,706

Income before income taxes	305	25,608
Income tax expense	517	738
Net (loss) income	(212)	24,870
Participating securities' share in earnings	(1,557)	(1,152)
Dividends declared on convertible preferred stock	(1,743)	-
Amortization of discount on convertible preferred stock	(1,985)	-
Net (loss) income applicable to common shareholders	$(5,497)	$23,718

(Loss) earnings per common share:
Basic	$(0.04)	$0.16
Diluted	$(0.04)	$0.16

Weighted-average number of common shares outstanding
Basic	152,473	149,835
Diluted	152,473	149,835

Dividends declared per common share	$2.40	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

Communications Sales & Leasing, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended	Period from
(Thousands)	December 31, 2016	April 24 - December 31, 2015
Net (loss) income	$(212)	$24,870
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	(675)	(5,427)
Changes in foreign currency translation	(267)	-
Other comprehensive (loss) income	(942)	(5,427)

Comprehensive (loss) income	$(1,154)	$19,443

The accompanying notes are an integral part of these consolidated financial statements.

Communications Sales & Leasing, Inc.

Consolidated Statements of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at April 24, 2015	-	$-	149,827,214	$15	$-	$-	$2,508,405	$2,508,420
Net income	-	-	-	-	-	-	24,870	24,870
Distributions to Windstream related to Spin-Off	-	-	-	-	-	-	(3,447,879)	(3,447,879)
Other comprehensive loss	-	-	-	-	-	(5,427)	-	(5,427)
Common stock dividends	-	-	-	-	-	-	(247,361)	(247,361)
Equity issuance cost	-	-	-	-	(542)	-	(114)	(656)
Stock-based compensation	-	-	35,245	-	1,934	-	-	1,934
Other	-	-	-	-	-	-	(807)	(807)
Balance at December 31, 2015	-	$-	149,862,459	$15	$1,392	$(5,427)	$(1,162,886)	$(1,166,906)
2016 Activity:
Net loss	-	-	-	-	-	-	(212)	(212)
Issuance of common stock	-	-	5,077,629	-	137,665	-	-	137,665
Amortization of discount on convertible preferred stock	-	-	-	-	(1,985)	-	-	(1,985)
Other comprehensive loss	-	-	-	-	-	(942)	-	(942)
Common stock dividends	-	-	-	-	-	-	(370,186)	(370,186)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,743)	(1,743)
Equity issuance cost	-	-	-	-	(623)	-	-	(623)
Net share settlement	-	-	-	-	(203)	-	(2,156)	(2,359)
Stock-based compensation	-	-	198,549	-	4,846	-	-	4,846
Balance at December 31, 2016	-	$-	155,138,637	$15	$141,092	$(6,369)	$(1,537,183)	$(1,402,445)

The accompanying notes are an integral part of these consolidated financial statements.

Communications Sales & Leasing, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Period from
(Thousands)	December 31, 2016	April 24 - December 31, 2015
Cash flow from operating activities
Net (loss) income	$(212)	$24,870
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	375,970	238,748
Amortization of deferred financing costs	7,823	4,832
Amortization of debt discount	8,179	5,172
Deferred income taxes	(2,186)	(1,211)
Straight-line rental revenues	(17,293)	(11,795)
Stock-based compensation	4,846	1,934
Other	936	(3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,516)	(215)
Other assets	(1,365)	(1,148)
Accounts payable, accrued expenses and other liabilities	2,806	32,024
Net cash provided by operating activities	375,988	293,208
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	(488,788)	-
Consideration paid to Windstream Services, LLC	-	(1,035,029)
Acquisition of ground lease investments	(11,543)	-
Other capital expenditures	(34,900)	(44,413)
Net cash used in investing activities	(535,231)	(1,079,442)
Cash flow from financing activities
Principal payment on debt	(22,027)	(10,700)
Dividends paid	(367,830)	(156,854)
Proceeds from issuance of Term Loans	-	1,127,000
Proceeds from issuance of Notes	548,875	-
Borrowings under revolving credit facility	641,000	-
Payments under revolving credit facility	(641,000)	-
Capital lease payments	(1,549)	-
Deferred financing costs	(20,557)	(30,057)
Common stock issuance, net of costs	54,213	(543)
Net share settlement	(2,359)	(113)
Cash in-lieu of fractional shares	-	(19)
Net cash provided by financing activities	188,766	928,714
Effect of exchange rates on cash and cash equivalents	(267)	-
Net increase in cash and cash equivalents	29,256	142,480
Cash and cash equivalents at beginning of period	142,498	18
Cash and cash equivalents at end of period	$171,754	$142,498
Supplemental cash flow information:
Cash paid for interest	$255,945	$147,428
Cash paid for income taxes	$3,003	$1,284
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$5,752	$-
Tenant capital improvements	$156,972	$68,569
Acquisition of businesses through non-cash consideration	$259,996	$-
Issuance of notes and other debt to Windstream Services, LLC, net of deferred financing costs ($34,681)	$-	$2,412,829

The accompanying notes are an integral part of these consolidated financial statements.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements

Note 1. Organization and Description of Business

Communications Sales & Leasing, Inc. (the “Company,” “CS&L,” “we,” “us” or “our”) was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014 as a subsidiary of Windstream Holdings, Inc. (“Windstream Holdings” and, together with its consolidated subsidiaries “Windstream”). On April 24, 2015, in connection with the separation and spin-off of CS&L from Windstream (the “Spin-Off”), Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) to CS&L, which it leases back from CS&L pursuant to a long-term, triple-net-lease (“the Master Lease”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to CS&L in exchange for certain consideration paid to Windstream. The assets and liabilities of the Distribution Systems and Consumer CLEC Business were recorded in our consolidated financial statements on a carryover basis as of the date of the Spin-Off.

We are an independent, internally managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.  Our fiber infrastructure group, Uniti Fiber, is a leading provider of infrastructure solutions including cell site backhaul and dark fiber, to the telecommunications industry.  Uniti Towers is a provider of build-to-suit construction in both the U.S and Latin America. At December 31, 2016, Uniti Towers’ portfolio consists of 102 wireless communication towers.

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

The consolidated financial statements include the accounts of CS&L and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Certain Distribution System property, plant and equipment are depreciated using a group composite depreciation method. Under this method, when property is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the property. For all other property, which includes amortization of capital lease assets, depreciation is computed using the straight-line method over the estimated useful life of the respective property. When the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written-off, with the corresponding gain or loss reflected in operating results. Construction in progress includes direct materials and labor related to fixed assets during the construction period. Depreciation will begin once the construction period has ceased and the related asset has been placed into service, in which it will be depreciated over its useful life.

Costs of maintenance and repairs to property, plant and equipment subject to the Master Lease are the responsibility of our tenant. Costs of maintenance and repairs to property, plant and equipment not subject to triple-net leasing arrangements are expensed as incurred.

We acquire real property interests from third parties who own land where communications infrastructure assets are located and desire to monetize the underlying real property. These real property interests entitle us to receive rental payments from leases on our sites. The financial results of the acquired real property interests are included in the Leasing segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations. Real property interests are recorded in property, plant and equipment on our Consolidated Balance Sheet.

Tenant Capital Improvements—Our lease with Windstream provides that tenant funded capital improvements (“TCI’s”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of CS&L upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2016 and December 31, 2015, the net book value of TCI’s recorded as a component of property, plant and equipment on our Consolidated Balance Sheet was $218.7 million and $67.8 million, respectively. For the year ended December 31, 2016 we recognized $6.1 million of revenue and depreciation expense related to TCIs. From the period April 24, 2015 to December 31, 2015 we recognized $0.8 million of revenue and depreciation expense related to TCIs.

Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows. During the year ended December 31, 2016 and from the period April 24, 2015 to December 31, 2015 no impairment losses were recognized.

Asset Retirement Obligations—The Company records obligations to perform asset retirement activities, primarily including requirements to remove equipment from leased space or customer sites as required under the terms of the related lease and customer agreements. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. The liability accretes as a result of the passage of time and related accretion expense is recognized in the consolidated statement of operations. The associated asset retirement costs are capitalized as an additional carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s useful life.

Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held at financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less.

Derivative Instruments and Hedging Activities—We account for our derivatives in accordance with FASB ASC 815, Derivatives and Hedging, in which we reflect all derivative instruments at fair value as either assets or liabilities on our Consolidated Balance Sheet. For derivative instruments that are designated and qualify as hedging

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

instruments, we record the effective portion of the gain or loss on the hedged instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See Note 5 and Note 7.

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

Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation.

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

Debt Issuance Costs—The Company recognizes debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The costs, which include underwriting, legal, and other direct costs related to the issuance of debt, are amortized over the contractual term of the debt using the effective interest method.

Revenue Recognition—We recognize leasing revenues on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing leasing income on a straight-line basis generally results in recognized revenues during the first half of the lease term in excess of cash amounts contractually due from our tenants, creating a straight-line rent receivable.

We evaluate the collectability of straight-line rent receivables and record a provision for doubtful accounts if management believes the receivables to be uncollectible. At December 31, 2016 and December 31, 2015, no allowance was recorded related to our straight-line rent receivable.

We lease the Distribution Systems to Windstream under a triple-net lease basis, whereby Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities.

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

The Company recognizes service revenues related to its broadband transport and backhaul communications services when (i) persuasive evidence of an arrangement exists, (ii) the services have been provided to the customer, (iii) the sales price is fixed or determinable, and (iv) the collection of the sales price is reasonably assured. Services provided to the Company’s customers are rendered pursuant to contractual fee‑based arrangements, which generally provide for recurring fees charged for the use of designated portions of the Company’s network and typically range for a period of three to ten years. The Company’s revenue arrangements often include upfront fees charged to the

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement.

We evaluate the collectability of service receivables by considering a variety of factors. The Company typically does not require collateral. When the Company becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related accounts receivable to the amount the Company reasonably believes is collectible. When appropriate, the Company also records reserves for bad debts for all other customers based on a variety of factors including the length of time the receivable is past due, the financial health of the customer, macroeconomic considerations, and historical experience. If circumstances related to specific customers change, the Company adjusts its estimates of the recoverability of receivables as needed. At December 31, 2016 the allowance recorded for service receivables was $1.4 million. At December 31, 2015 no allowance was recorded for service receivables.

Stock-Based Compensation—We account for stock-based compensation using the fair value method of accounting. We have determined that our stock-based payment awards granted in exchange for employee services qualify as equity classified awards, which are measured based on the fair value of the award on the date of the grant. The fair value of restricted stock-based payments is based on the market value of our common stock on the date of grant. The fair value of performance-based awards, which have performance conditions, is based on a Monte Carlo simulation. The fair value of all stock-based compensation is recognized over the period during which an employee is required to provide services in exchange for the award. See Note 10.

Income Taxes— We have elected on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

CS&L operates as a real estate investment trust (REIT) for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease.  We have elected to treat the subsidiaries through which we operate Uniti Fiber and Talk America as taxable REIT subsidiaries (“TRSs”).  TRSs enable us to engage in activities that do not result in income that would be qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

Business Combinations—In accordance with ASC 805, Business Combinations, we apply the acquisition method of accounting for acquisitions meeting the definition of a business combination, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. Any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. ASC 805 also requires acquirers, among other things, to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. When provisional amounts are initially recorded, the Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed.

Goodwill—Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. During the year ended December 31, 2016, no impairment losses were recognized.

Earnings per Share—Outstanding restricted stock awards that contain rights to non-forfeitable dividends are deemed to be participating securities, requiring the application of the two-class method of computing basic and dilutive earnings per share.

Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Dilutive earnings per share includes the weighted average number of common shares and the dilutive effect of restricted stock and performance-based awards outstanding during the period, when such awards are dilutive. See Note 10.

Concentration of Credit Risks—In connection with the Spin-Off, we entered into the Master Lease agreement with Windstream, pursuant to which all real property associated with the Spin-Off is leased to Windstream and from which substantially all of CS&L’s leasing revenues are currently derived. Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Annual Report on Form 10-K.

Because 87.9% of our revenue for the year ended December 31, 2016 is derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition if Windstream experiences operating difficulties and becomes unable

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue and sales. Accordingly, we monitor the credit quality of Windstream through numerous methods, including by (i) reviewing the credit ratings of Windstream by nationally recognized credit rating agencies, (ii) reviewing the financial statements of Windstream that are publicly available and that are required to be delivered to us pursuant to the Master Lease, (iii) monitoring news reports regarding Windstream and its businesses, (iv) conducting research to ascertain industry trends potentially affecting Windstream, and (v) monitoring the timeliness of its payments to us under the Master Lease.

Recently Issued Accounting Standards—In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We adopted ASU 2016-09 effective April 1, 2016, and will reverse compensation cost of forfeited awards as they occur. At the time of adoption, we had not experienced any forfeited awards and therefore no cumulative-effect adjustment was necessary.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) which eliminates the prior requirement to recognize measurement-period adjustments to provisional amounts retrospectively. Instead, ASU 2015-16 requires the acquirer to recognize measurement-period adjustments, as well as the impact on earnings of changes in depreciation, amortization and similar items (if any) resulting from the change to the provisional amounts, in the period when the amount of each measurement-period adjustment is determined. As required, the Company adopted the provisions of ASU 2015-16 in the third quarter of its fiscal year ending December 31, 2016 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We adopted ASU 2014-15 effective December 31, 2016, and there was no material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" ("ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. The adoption of this guidance is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We have elected to early adopt ASU 2017-01 as of January 1, 2017, with prospective application. The adoption of this guidance is not expected to have a material impact on our financial statements. Currently, our real property interest investments will be impacted by ASU 2017-01 as transaction cost associated with the investments will be capitalized as opposed to be recorded as an expense prior to adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements by reviewing its existing operating lease contracts, where we are the lessee and service contracts that may include embedded leases. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets, the extent of the impact of a gross-up is under evaluation. The Company does not anticipate material changes to the recognition of operating lease expense in its Consolidated Statements of Income.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016. The Company intends to adopt the revenue recognition guidance on January 1, 2018. The Company’s implementation efforts include reviewing revenue contracts and the identification of revenue within scope of the guidance. While the Company currently has not identified any material changes in the timing of revenue recognition, the evaluation is ongoing and we are in the process of determining the method of adoption.

Note 4. Business Combinations

Tower Cloud, Inc.

On August 31, 2016, we acquired 100% of the outstanding equity of Tower Cloud, Inc. (“Tower Cloud”) for $187.7 million in cash and 1.9 million shares of our common stock with an acquisition date fair value of $58.5 million.  Additional contingent consideration of up to $130 million, with an acquisition date fair value of $98.6 million, may be paid upon the achievement of certain defined operational and financial milestones. At the Company’s discretion, a combination of cash and CS&L common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. Tower Cloud provides data transport services, with particular focus on providing infrastructure solutions to the wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments. Following the close of the transaction, the Tower Cloud business and the previously acquired PEG Bandwidth business were combined into a unified fiber infrastructure organization, Uniti Fiber. The operating results from this acquisition are included in the consolidated financial statements from the acquisition date. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 13. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

(thousands)
Property, plant and equipment	$163,680
Cash and cash equivalents	14,346
Accounts receivable	3,043
Other assets	2,595
Intangible assets	116,218
Accounts payable, accrued expenses and other liabilities	(16,782)
Deferred revenue	(23,900)
Deferred income taxes	(24,866)
Capital lease obligations	(6,750)
Net assets acquired	$227,584

Goodwill	$117,280

The above purchase price allocation is considered preliminary and is subject to revision when the valuation of assets and liabilities are finalized upon receipt of the final valuation report from a third party valuation expert, and resolution of contractual adjustments, such as working capital adjustments, set forth in the merger agreement, which is anticipated to be finalized during the first half of 2017.

The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of Tower Cloud. The acquisition was treated as a taxable acquisition of the outstanding stock of Tower Cloud, Inc. Thus, none of the goodwill is expected to be deductible for tax purposes.

We acquired an intangible asset that was assigned to customer relationships of $116.2 million (30 year life).

Tower Cloud had federal net operating loss (“NOL”) carryforwards of approximately $81.2 million at the date of the acquisition, which will expire between 2026 and 2036. As a result of the change in ownership, the utilization of NOL carryforwards is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of August 31, 2016 were approximately $37.0 million, with respect to which we have determined that a valuation allowance is not required.  A net deferred tax liability of $24.8 million was recorded in connection with the acquisition, which is primarily related to the excess of the recorded amounts for Property, Plant and Equipment and Intangible Assets over their respective historical tax bases.

The acquired business contributed revenue of $13.5 million and an operating loss of $2.1 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through December 31, 2016. We recorded transaction related costs related to the acquisition of Tower Cloud for the year ended December 31, 2016 of $9.1 million within transaction related costs on the Consolidated Statement of Income.

The following table presents the unaudited pro forma summary of our financial results as if the business combination had occurred as of the Spin-Off. The pro forma results include additional depreciation and amortization resulting from purchase accounting adjustments, adjustments to amortized deferred revenue, and interest expense associated with debt used to fund the acquisition. The pro forma results do not include any synergies or other benefits of the acquisition. The pro forma results are not indicative of future results of operations, or results that might have been achieved had the acquisition been consummated as of as of the Spin-Off.

	Year Ended	Period from
(Thousands, except per share data)	December 31, 2016	April 24 - December 31, 2015
Pro forma revenue	$798,054	$505,764
Pro forma net (loss) income	(3,581)	17,609
Pro forma net (loss) income per share	$(0.02)	$0.12

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

PEG Bandwidth, LLC

On May 2, 2016, we acquired 100% of the outstanding equity of PEG Bandwidth for $322.5 million in cash, the issuance of 87,500 shares of our 3.00% Series A Convertible Preferred Stock with a fair value of $78.6 million and 1 million shares of our common stock with an acquisition date fair value of $23.2 million. PEG Bandwidth is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry. The operating results from this acquisition are included in the consolidated financial statements from the acquisition date. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 13. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

(thousands)
Property, plant and equipment	$293,030
Cash and cash equivalents	7,003
Accounts receivable	6,584
Other assets	5,161
Intangible assets	38,000
Accounts payable, accrued expenses and other liabilities	(8,643)
Deferred revenue	(12,700)
Capital lease obligations	(49,195)
Net assets acquired	$279,240

Goodwill	$145,054

The goodwill is primarily attributable to strategic opportunities that arose from the acquisition of PEG Bandwidth. The goodwill is expected to be deductible for tax purposes.

Of the $38 million of acquired intangible assets, $36 million was assigned to customer relationships (weighted average 17 year life) and $2 million was assigned to trademarks (indefinite life).

The acquired business contributed revenue of $57.0 million and an operating loss of $8.8 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through December 31, 2016. We recorded transaction related costs related to the acquisition of PEG Bandwidth for the year ended December 31, 2016 of $11.2 million within transaction related costs on the Consolidated Statement of Income.

The following table presents the unaudited pro forma summary of our financial results as if the business combination had occurred as of the Spin-Off. The pro forma results include additional depreciation and amortization resulting from purchase accounting adjustments, adjustments to amortized deferred revenue, and interest expense associated with debt used to fund the acquisition. The pro forma results do not include any synergies or other benefits of the acquisition. The pro forma results are not indicative of future results of operations, or results that might have been achieved had the acquisition been consummated as of the Spin-Off.

	Year Ended	Period from
(Thousands, except per share data)	December 31, 2016	April 24 - December 31, 2015
Pro forma revenue	$797,637	$529,911
Pro forma net income	6,264	19,809
Pro forma net income per share	$0.04	$0.13

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

Note 5. Fair Value of Financial Instruments

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for the asset or liability

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, a derivative liability, contingent consideration, our outstanding notes and other debt, and accounts, interest and dividends payable.

The following table summarizes the fair value of our financial instruments at December 31, 2016 and December 31, 2015:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2016
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	2,139,586	—	2,139,586	—
Senior secured notes - 6.00% , due April 15, 2023	569,250	—	569,250	—
Senior unsecured notes - 8.25%, due October 15, 2023	1,176,600	—	1,176,600	—
Senior unsecured notes - 7.125%, due December 15, 2024	404,000	—	404,000	—
Derivative liability	6,102	—	6,102	—
Contingent consideration	98,600	—	—	98,600
Total	$4,394,138	$—	$4,295,538	$98,600

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2015
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,986,198	$—	$1,986,198	$—
Senior secured notes - 6.00% , due April 15, 2023	376,000	—	376,000	—
Senior unsecured notes - 8.25%, due October 15, 2023	937,950	—	937,950	—
Derivative liability	5,427	—	5,427	—
Total	$3,305,575	$-	$3,305,575	$—

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $4.2 billion at December 31, 2016, with a fair value of $4.3 billion. The estimated fair value of the Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative liabilities are carried at fair value. See Note 7. The fair value of our interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both CS&L's own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative liabilities fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative liabilities valuation in Level 2 of the fair value hierarchy.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones; therefore, we recorded the estimated fair value of future contingent consideration of $98.6 million as of August 31, 2016. The fair value of the contingent consideration as of August 31, 2016, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified as Level 3. Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Income in the period in which the change occurs. There was no change in the fair value of the contingent consideration as of December 31, 2016.

The following is a roll forward of our liability measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2015	Transfers into Level 3	Gain/(Loss) included in earnings	Settlements	December 31, 2016
Contingent consideration	$—	$98,600	$—	$—	$98,600

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Note 6. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	December 31, 2016	December 31, 2015
Land	Indefinite	$26,833	$26,841
Building and improvements	3 - 40 years	318,967	314,750
Real property interests	50 - 99 years	12,265	-
Poles	13 - 40 years	234,393	228,031
Fiber	7 - 40 years	2,243,822	1,948,192
Equipment	5 - 7 years	130,945	-
Copper	7 - 40 years	3,538,566	3,475,987
Conduit	13 - 47 years	90,540	89,460
Tower assets	20 - 49 years	4,307	1,209
Capital lease assets	See Note 3	89,723	-
Construction in progress	See Note 3	52,685	4,749
Other assets	15 - 20 years	5,299	4,322
Corporate assets	3 - 7 years	2,731	2,319
		6,751,076	6,095,860
Less accumulated depreciation		(4,081,039)	(3,721,100)
Net property, plant and equipment		$2,670,037	$2,374,760

Capital lease assets above represent fiber leases, where we have the exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable.

Depreciation expense for the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015 was $369.9 million and $236.2 million, respectively.

Note 7. Derivative Instruments and Hedging Activities

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

The following table summarizes the fair value and the presentation in our Consolidated Balance Sheet:

(Thousands)	Location on Consolidated Balance Sheet	December 31, 2016	December 31, 2015
Interest rate swaps	Derivative liability	$6,102	$5,427

As of December 31, 2016 and December 31, 2015, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. For the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $24.5 million and $21.7 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statement of Income for the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015 was

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

$23.8 million and $16.3 million, respectively. For the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015, there were no ineffective portions of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning January 1, 2017, we estimate that $24 million will be reclassified as an increase to interest expense.

Note 8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill occurring during the year ended December 31, 2016, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2015	$-	$-
Goodwill associated with 2016 acquisitions	262,334	262,334
Goodwill at December 31, 2016	$262,334	$262,334

The carrying value of our other intangible assets is as follows:

(Thousands)	December 31, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$-

Finite life intangible assets:
Customer lists	188,642	(30,058)	34,501	(23,971)

Total intangible assets	190,642		34,501
Less: Accumulated amortization	(30,058)		(23,971)
Total intangible assets, net	$160,584		$10,530

Amortization expense for the customer list intangible assets was $6.1 million and $2.6 million for the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015, respectively. Amortization expense is estimated to be $8.7 million in 2017, $8.1 million in 2018, $7.5 million in 2019, $7.0 million in 2020 and $6.5 million in 2021.

Note 9. Notes and Other Debt

Notes and other debt is as follows:

(Thousands)	December 31, 2016	December 31, 2015
Principal amount	$4,167,967	$3,639,300
Less unamortized discount and debt issuance costs	(139,753)	(134,072)
Notes and other debt less unamortized discount and debt issuance costs	$4,028,214	$3,505,228

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Notes and other debt at December 31, 2016 consisted of the following:

	December 31, 2016		December 31, 2015
(Thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$2,107,967	$(78,699)	$2,129,300	$(77,105)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(9,817)	400,000	(6,767)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(45,599)	1,110,000	(50,200)
Senior unsecured notes - 7.125%, due December 15, 2024	400,000	(5,638)	-	-
Total	$4,167,967	(139,753)	$3,639,300	$(134,072)

At December 31, 2016, we had outstanding: (i) $2.1 billion under our senior secured term loan B facility that matures on October 24, 2022 (“Term Loan Facility”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); and (iv) $400 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024  Notes”).

Credit Agreement

On April 24, 2015 the Company and CSL Capital entered into a credit agreement (the “Credit Agreement”), which provides for the Term Loan Facility (in an initial principal amount of $2.14 billion) and a $500 million senior secured revolving credit facility maturing April 24, 2020 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”). On October 21, 2016, the Company and CSL Capital amended the Credit Agreement to, among other things, replace the then outstanding principal amounts of the term loans thereunder with a like aggregate amount of new term loans having substantially similar terms as the then outstanding term loans, other than with respect to the applicable interest rate and the period of time for which prepayment premiums in respect of certain repricing transactions apply.  The term loans under the Facilities were originally issued at an issue price of 98.00% of par value, now bear interest at a rate equal to a Eurodollar rate, subject to a 1.0% floor, plus an applicable margin equal to 3.50%, and are subject to amortization of 1.0% per annum. The loans have been incurred by the Company and CSL Capital, are guaranteed by certain of CS&L’s wholly-owned subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of CS&L, CSL Capital and the Guarantors, subject to certain exceptions, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement.

We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to $150 million plus, an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure by the Company or certain of its subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or certain of its subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2016, we were in compliance with all of the covenants under the Credit Agreement.

On April 22, 2016, the Company borrowed $321 million under the Revolving Credit Facility to fund the cash portion of consideration paid to acquire PEG Bandwidth and related transaction costs and, on August 26, 2016, the Company borrowed $150 million under the Revolving Credit Facility to fund the cash portion of consideration paid to acquire Tower Cloud and related transaction costs. See Note 4. As of December 31, 2016, the date hereof, the Revolving Credit Facility is undrawn.

The Notes

On April 24, 2015, we, along with CSL Capital, co-issued $400 million aggregate principal amount of the Secured Notes and $1.11 billion aggregate principal amount of the 2023 Notes (together the “Notes”). The Secured Notes were issued at an issue price of 100% of par value, while the 2023 Notes were issued at an issue price of 97.055% of par value. The Notes are guaranteed by the Guarantors. The Notes were issued to Windstream Services as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off. As such, CS&L did not receive any proceeds from the issuance of the Notes. The issuance of the Notes and their exchange by Windstream Services for certain of its outstanding indebtedness were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the 2023 Notes, the Company subsequently filed with the SEC a registration statement relating to an exchange offer pursuant to which 2023 Notes due 2023 (the “Exchange Notes”) that were registered with the SEC, were offered in exchange for 2023 Notes tendered by the holders of those notes. The terms of the Exchange Notes are substantially identical to the terms of the 2023 Notes in all material respects, except that the Exchange Notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions, registration rights and additional interest provision applicable to the 2023 Notes do not apply to the Exchange Notes. The exchange offer was completed on September 2, 2015, with all outstanding 2023 Notes being tendered and exchanged for Exchange Notes.

On June 9, 2016, we, along with CSL Capital, co-issued an additional $150 million aggregate principal amount of 6.00% Senior Secured Notes (the “add-on Notes”) as an add-on to the Company’s existing Secured Notes.  The add-on Notes were issued at an issue price of 99.25% of par value, are subject to the same customary covenant requirements as the existing Secured Notes, and are guaranteed by the Guarantors.  The issuance of the add-on Notes was not registered under the Securities Act of 1933, as amended (the “Securities Act”), but was exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act.  Proceeds from the issuance of the add-on Notes were used to repay existing borrowings under the Revolving Credit Facility.

On December 15, 2016, we, along with CSL Capital, co-issued $400 million aggregate principal amount of the 2024 Notes. The 2024 Notes were issued at an issue price of 100% of par value and are guaranteed by the Guarantors. Proceeds from the issuance of the 2024 Notes were used to repay existing borrowings under the Revolving Credit Facility.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statement of Income. For the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015, we recognized $7.8 million and $4.8 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Aggregate annual maturities of our long-term obligations at December 31, 2016 are as follows:

(Thousands)
2017	$21,133
2018	21,133
2019	21,133
2020	21,133
2021	21,133
Thereafter	4,062,302
Total	$4,167,967

As discussed in Note 6, we have acquired property pursuant to capital leases. At December 31, 2016, future minimum lease payments under capital lease obligations are as follows:

(Thousands)
2017	$7,313
2018	7,115
2019	7,125
2020	6,655
2021	6,262
Thereafter	60,495
Total minimum payments	94,965
Less amount representing interest	(40,430)
Total	$54,535

Note 10. Stock-Based Compensation

The Company’s Board of Directors adopted the 2015 Equity Incentive Plan (the “Equity Plan”), which is administered by the Compensation Committee of the Board of Directors. Awards issuable under the Equity Plan include incentive stock options, “non-qualified” stock options, stock appreciation rights, performance units and performance shares, restricted shares, and restricted stock units.

In connection with the Spin-Off, the Company issued 538,819 restricted shares and 70,889 performance-based restricted stock units to employees of Windstream in accordance with the terms of the Employee Matters Agreement between the Company and Windstream. Under the Employee Matters Agreement, which governs the compensation and employee benefit obligations of CS&L and Windstream with respect to the current and former employees of each company, employees of Windstream who held equity awards as of the date of the Spin-Off were entitled to receive equity awards of CS&L in the same proportion as if the equity awards had been common shares on the date of the Spin-Off. The CS&L awards issued have the same form and vesting requirements as the underlying Windstream awards. For the purposes of vesting in the CS&L awards, continued service with Windstream is deemed to be continued service with CS&L. We do not recognize any compensation expense in our Consolidated Statement of Income related to these awards, as none of the employees granted awards provide service to CS&L. At December 31, 2016, 161,588 restricted shares and 16,033 performance-based restricted stock units issued to Windstream employees remained outstanding.

Certain employees of CS&L have retained their unvested Windstream awards that were held prior to the Spin-Off. Unrecognized compensation expense related to these awards was $5,100 at December 31, 2016, and will be amortized to compensation expense in our Consolidated Statement of Income on a straight-line basis over the vesting period. For the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015, we recognized $63,000 and $197,000, respectively, of compensation expense related to these awards, which is recorded in general and administrative expense on our Consolidated Statement of Income.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Restricted Awards

During the year ended December 31, 2016, the Company granted 308,146 shares of restricted stock to employees, which had a fair value of $6.3 million as of the date of grant. We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day on the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31, 2016, there were 5,110,563 shares available for future issuance under the Equity Plan. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2015	241,140	$25.82
Granted	308,146	$20.56
Forfeited	(12,419)	$21.42
Vested	(42,976)	$26.34
Unvested balance, December 31, 2016	493,891	$22.60	$12,550

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 30, 2016. The market value as of December 30, 2016 was $25.41 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 30, 2016, the final trading day of 2016.

The total fair value of shares vesting during the ended December 31, 2016 was $1.1 million.

As of December 31, 2016, total unrecognized compensation expense on restricted awards was approximately $7.1 million, and the expense is expected to be recognized over a weighted average vesting period of 1.8 years.

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

On February 29, 2016, we issued 101,660 PSUs equal to 100% of the target amount, with an aggregate value of $2.1 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of the MSCI US REIT Index and a triple-net lease peer group, as defined by the Compensation Committee. Upon evaluating the results of the market conditions, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2016, no PSUs were forfeited due to termination of service. The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

	Performance Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2015	60,970	$21.82
Granted	101,660	$20.71
Forfeited	—	$—
Vested	—	$—
Unvested balance, December 31, 2016	162,630	$21.13	$4,132

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 30, 2016. The market value as of December 30, 2016 was $25.41 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 30, 2016, the final trading day of 2016.

As of December 31, 2016, total unrecognized compensation expense related to PSUs was approximately $2.1 million, and the weighted-average vesting period was 1.8 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015:

	Year Ended December 31, 2016	Period from April 24 - December 31, 2015
Expected term (years)	3.0	2.9
Expected volatility	48.8%	26.6%
Expected annual dividend	0.0%	0.0%
Risk free rate	0.9%	0.9%

For the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015, we recognized $4.8 million and $1.9 million, respectively, of compensation expense related to restricted stock awards and performance-based awards, which is recorded in general and administrative expense on our Consolidated Statement of Income.

Note 11. Related Party Transactions

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

Accordingly, Windstream is no longer deemed a related party under applicable accounting regulations.  Our consolidated financial statements reflect the following transactions with Windstream during the periods in which Windstream was deemed a related party.

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

Accounts Receivable – As of December 31, 2015, there was $1.7 million accounts receivable from Windstream related to the collection of Consumer CLEC Business revenues, net of amounts owed to Windstream under the Wholesale Agreement and Master Services Agreement recorded in accounts receivable on our Consolidated Balance Sheet.

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

Note 12. Earnings Per Share

Our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in FASB ASC 260, Earnings per Share.

We also issue PSUs; however these units contain forfeitable rights to receive dividends and are therefore considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met. During the year ended December 31, 2016, approximately 220,000 PSUs were excluded from the computation of diluted net loss per share because their effect is anti-dilutive as a result of our net loss for this period. For the period from April 24, 2015 through December 31, 2015, approximately 61,000 PSUs were excluded from the computation of diluted earnings per share as their performance conditions had not been met.

The earnings per share impact of the Series A Shares (See Note 17) is calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provide CS&L the option to cash or share settle the instrument, and it is our policy to settle the instrument in cash upon conversion.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

(Thousands, except per share data)	Year Ended December 31, 2016	Period from April 24 - December 31, 2015
Basic earnings per share:
Numerator:
Net (loss) income	$(212)	$24,870
Less: Income allocated to participating securities	(1,557)	(1,152)
Dividends declared on convertible preferred stock	(1,743)	-
Amortization of discount on convertible preferred stock	(1,985)	-
Net (loss) income applicable to common shares	$(5,497)	$23,718
Denominator:
Basic weighted-average common shares outstanding	152,473	149,835
Basic (loss) earnings per common share	$(0.04)	$0.16

(Thousands, except per share data)	Year Ended December 31, 2016	Period from April 24 - December 31, 2015
Diluted earnings per share:
Numerator:
Net (loss) income	$(212)	$24,870
Less: Income allocated to participating securities	(1,557)	(1,152)
Dividends declared on convertible preferred stock	(1,743)	-
Amortization of discount on convertible preferred stock	(1,985)	-
Net (loss) income applicable to common shares	$(5,497)	$23,718
Denominator:
Basic weighted-average common shares outstanding	152,473	149,835
Effect of dilutive non-participating securities	—	—
Weighted-average shares for dilutive earnings per common share	152,473	149,835
Dilutive (loss) earnings per common share	$(0.04)	$0.16

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Note 13. Segment Information

As of December 31, 2016, our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as three operating business segments: Leasing, Fiber Infrastructure and Consumer CLEC. Our Leasing segment represents our REIT operations, including the results of our tower and ground lease operations and corporate expenses not directly attributable to our other operating segments. The Fiber Infrastructure segment represents the operations of the Uniti Fiber business, as well as corporate expenses directly attributable to the operations of that business, and the Consumer CLEC segment represents the operations of our Consumer CLEC Business and corporate expenses directly attributable to the operation of that business. We determined that each of these operating segments represents a reportable segment.

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure defined as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015:

	Year Ended December 31, 2016
(Thousands)	Leasing	Fiber Infrastructure	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$677,368	$70,568	$22,472	$770,408

Adjusted EBITDA	$659,198	$25,912	$5,074	$690,184
Less:
Interest expense				275,394
Depreciation and amortization	344,083	28,629	3,258	375,970
Transaction related costs				33,669
Stock-based compensation				4,846
Income tax expense				517
Net loss				$(212)

Capital expenditures (1)	$15,437	$31,006	$-	$46,443

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

	Period from April 24, 2015 to December 31, 2015
(Thousands)	Leasing	Consumer CLEC	Subtotal of Reportable Segments
Revenues	$458,614	$17,700	$476,314

Adjusted EBITDA	$449,340	$3,957	$453,297
Less:
Interest expense			181,797
Depreciation and amortization	236,177	2,571	238,748
Transaction related costs			5,210
Stock-based compensation			1,934
Income tax expense			738
Net income			$24,870

Capital expenditures (1)	$44,413	$-	$44,413

(1)	Segment capital expenditures represents acquisition of ground lease investments and other capital expenditures as reported in the investing activities section of the Statement of Cash Flows.

Total assets by business segment as of December 31, 2016 and December 31, 2015 are as follows:

(Thousands)	December 31, 2016	December 31, 2015
Leasing	$2,390,431	$2,527,915
Fiber Infrastructure	914,082	-
Consumer CLEC	14,239	14,721
Subtotal of reportable segments	$3,318,752	$2,542,636

Following the acquisition of Network Management Holdings, LTD in the first quarter of 2017, the Company now manages and reports our operations in four reportable business segment: Leasing, Fiber Infrastructure, Towers and Consumer CLEC.  This change in segments aligns with how management, including our Chief Operating Decision maker, evaluates the performance of our businesses and make decisions regarding the allocation of resources.  We will recast prior period segment data to conform to this new presentation beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Note 14. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

We have fiber lease agreements and office space lease agreements under non-cancelable operating leases. Rental expense under operating leases approximated $834,000 for the year ended December 31, 2016 and $132,000 for the period from April 24, 2015 to December 31, 2015. Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining lease terms of one year or more, are as follows:

(Thousands)
2017	$15,483
2018	11,390
2019	7,450
2020	4,840
2021	2,030
Thereafter	5,579
Total	$46,772

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

Note 15. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income by component is as follows for the year ended December 31, 2016:

(Thousands)	Currency Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedge (Note 7)	Total
Beginning balance at December 31, 2015	$—	$(5,427)	$(5,427)
Other comprehensive loss before reclassifications	(267)	(24,465)	(24,732)
Amounts reclassified from accumulated other comprehensive income	—	23,790	23,790
Ending balance at December 31, 2016	$(267)	$(6,102)	$(6,369)

Note 16. Income Taxes

We have elected on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a REIT and thus have no provision for U.S. federal income tax related to activities of the REIT and its passthrough subsidiaries.  The REIT and certain of its subsidiaries are subject to certain state and local income taxes, franchise taxes, and gross receipts taxes.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Income tax expense (benefit) for the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015 as reported in the accompanying Consolidated Statement of Income was comprised of the following:

	Year Ended	Period from
(Thousands)	December 31, 2016	April 24 - December 31, 2015
Current
Federal	$1,596	$1,208
State	1,107	741
Total current expense	2,703	1,949

Deferred
Federal	(1,488)	(770)
State	(698)	(441)
Total deferred expense	(2,186)	(1,211)
Total income tax expense	$517	$738

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended	Period from
(Thousands)	December 31, 2016	April 24 - December 31, 2015
Income from continuing operations, before tax	$305	$24,795
Income tax at U.S. statutory federal rate	107	8,665
Increases (decreases) resulting from:
State taxes, net of federal benefit	(224)	266
Benefit of REIT status	(4,016)	(8,193)
Capitalized transaction costs	(3,915)	-
Change in valuation allowance	8,176	-
Adjustment of deferred tax balances	149	-
Permanent differences	52	-
Rate differential	188	-
Income tax expense	$517	$738

The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to our status as a REIT, certain capitalized costs incurred to acquire assets that were transferred to a TRS, and changes in valuation allowance related to deferred tax assets of a TRS.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

The components of the Company's deferred tax assets and liabilities are as follows:

(Thousands)	December 31, 2016	December 31, 2015
Deferred tax assets:
Deferred revenue	$4,244	$90
Accrued bonuses	520	-
Goodwill	1,886	-
Stock based compensation	179	-
Accrued expenses and other	802	-
Asset retirement obligation	790	-
Inventory reserve	401	-
Net operating loss carryforwards	39,916	-
Deferred tax assets	48,738	90
Valuation allowance	(8,176)	-
Deferred tax assets, net of valuation allowance	40,562	90

Deferred tax liabilities:
Property, plant & equipment	$(20,923)	$(1,759)
Customer list intangible	(47,721)	(4,045)
Other intangible amortization	(137)	-
Other	(175)	-
Deferred tax liabilities	$(68,956)	$(5,804)

Deferred tax asset (liability), net	$(28,394)	$(5,714)

A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that we believe is more likely than not to be realized. The valuation allowance at December 31, 2016 primarily relates to net operating loss carryforwards (“NOL”s) of one of our TRSs.

On August 31, 2016 we acquired 100% of the outstanding equity of Tower Cloud, Inc., which had federal NOL carryforwards of approximately $81.2 million at the date of the acquisition that will expire between 2026 and 2036. As a result of the change in ownership, the utilization of Tower Cloud, Inc. NOL carryforwards is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of August 31, 2016 were approximately $37.0 million, with respect to which we determined that a valuation allowance is not required.  A net deferred tax liability of $24.8 million was recorded in connection with the acquisition, which is primarily related to the excess of the recorded amounts for Property, Plant & Equipment and Intangible Assets over their respective historical tax bases.

We have total federal NOL carryforwards as of December 31, 2016 of approximately $102.9M which will expire between 2026 and 2036.

The Company has no liability for unrecognized tax benefits or tax-related penalties or interest at December 31, 2016 and does not expect a significant change in the balance of unrecognized tax benefits within the next 12 months.  With the exception of Tower Cloud, Inc., our 2015 returns remain open to examination. As Tower Cloud, Inc. has NOLs available to carry forward, the applicable tax years will generally remain open to examination several years after the applicable loss carryforwards have been utilized or expire.

Note 17. Capital Stock

On August 31, 2016, we issued 1.9 million shares of our common stock, par value $0.0001 per share, as partial consideration for all outstanding equity interests of Tower Cloud. See Note 4.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

On June 24, 2016, in connection with Windstream’s disposition of its retained ownership interest in CS&L pursuant to the public offering (See Note 11), we issued 2.2 million additional shares of our common stock.  The shares were sold at a public offering price of $26.01, resulting in proceeds to the Company of $54.8 million, net of underwriting discounts and commissions, which were used to repay existing borrowings under our Revolving Credit Facility.

On May 2, 2016, we issued 1 million shares of our common stock, par value $0.0001 per share, as partial consideration for all outstanding equity interests of PEG Bandwidth. See Note 4.  In addition, we issued 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock, $0.0001 par value (“Series A Shares”), with a liquidation value of $87.5 million. The Series A Shares are non-voting and entitle the holders to receive cumulative dividends at the rate per annum of 3.0%, payable in cash. Holders of the Series A Shares have the option to convert at any time after three years, or are mandatorily convertible after eight years at a conversion rate of 28.5714 shares of common stock per Series A Share, subject to adjustment for certain dilutive events not to exceed a conversion rate of 50.5305 shares of common stock per Series A Share. The Series A Shares provide us the option to cash or share settle, and it is our policy to settle in cash upon conversion. Upon liquidation, each holder of the Series A Shares shall be entitled to receive the liquidation preference per share of $1,000 plus an amount equal to the accumulated and unpaid dividends on such shares. The Series A Shares were recorded at inception on the Consolidated Balance Sheet as mezzanine equity at fair value.

We are authorized to issue up to 500,000,000 shares of voting common stock and 50,000,000 shares of preferred stock, of which 155,138,637 and 0 shares, respectively, were outstanding at December 31, 2016. We had 344,861,363 shares of voting common stock available for issuance at December 31, 2016.

Note 18. Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015 our common stock distribution per share was $2.40 and $1.04, respectively, characterized as follows:

	Year Ended	Period from
	December 31, 2016	April 24 - December 31, 2015
Ordinary dividends	$1.31	$0.87
Non-dividend distributions	1.09	0.17
Total	$2.40	$1.04

Note 19. Future Minimum Rents

Future minimum lease payments to be received, excluding operating expense reimbursements, from tenant under non-cancelable operating leases as of December 31, 2016, are as follows:

(Thousands)
2017	$657,103
2018	660,883
2019	664,727
2020	668,578
2021	671,845
Thereafter	5,769,327
Total	$9,092,463

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Note 20. Employee Benefit Plan

We sponsor a defined contribution plan under section 401(k) of the Internal Revenue Code, which covers employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 3% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contribution immediately. Our expense related to the plan recognized for the year ended December 31, 2016 and for the period April 24, 2015 to December 31, 2015 was $0.4 million and $0.1 million, respectively.

We sponsor a deferred compensation plan. The plan is established and maintained by the Company primarily to permit certain management or highly compensated employees of the Company and its subsidiaries, within the meaning of Section 301(a) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), to defer a percentage of their compensation. The plan is an unfunded deferred compensation plan intended to qualify for the exemptions provided in, and shall be administered in a manner consistent with Section 201, 301 and 401 of ERISA and Section 409A of the Internal Revenue Code of 1986, as amended.

Note 21. Subsequent Events

On January 31, 2017, Uniti Towers completed the previously announced acquisition of NMS.  NMS owns and operates wireless communications towers in Latin America with an additional build-to-suit tower sites under development. The NMS portfolio spans across Mexico, Nicaragua, and Colombia. The consideration for the wireless towers currently in operation was $62.6 million, which was funded through cash on hand. Under the terms of the purchase agreement, Uniti Towers will acquire the rights to towers under development when construction is completed. With the addition of NMS, the Uniti Towers portfolio now consists of 468 wireless communication towers.

On February 9, 2017, we completed a repricing of our Term Loan Facility. The repricing decreases the interest rate by 50 basis points to LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.0%.  Our interest rate swap agreements are unaffected by this repricing and effectively fix the interest rate on our Term Loan Facility at 5.1%.

On February 23, 2017, we announced a definitive agreement to acquire Hunt Telecommunications, LLC (“Hunt”) for initial consideration of $114.5 million in cash and approximately two million operating partnership units. Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana.  We intend to fund the cash portion of the transaction through cash on hand and borrowings under our revolving credit facility. The transactions is expected to close during the third quarter of 2017 and is subject to regulatory approvals and other customary terms and conditions.

Note 22. Supplemental Guarantor Information

Pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is required to provide condensed consolidating financial information for CSL Capital and the Guarantors because the Exchange Notes (see Note 9) and the guarantees thereof were registered with the SEC under the Securities Act.   While the condensed consolidating financial information presented below is in respect of our Exchange Notes only, our Secured Notes, 2024 Notes and senior credit facilities under the Credit Agreement are guaranteed by the Guarantors. These guarantees are full and unconditional as well as joint and several. All property assets and related operations of the Guarantors are pledged as collateral under the Secured Notes and Credit Agreement and the Guarantors are subject to restrictions on certain investments and payments. Subject to the terms and provisions of the debt agreements, in certain circumstances, a Guarantor may be released from its guarantee obligation including, upon the sale or transfer of any portion of its equity interest or all or substantially all of its property, and upon any Guarantor being designated an Unrestricted Subsidiary, as defined in the Credit Agreement, or otherwise no longer being required to remain a Guarantor given its size or regulatory restrictions.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

Certain amounts in the prior period have been revised to correct errors identified during the fourth quarter 2016 that relate to prior periods.  Specifically, immaterial adjustments were made to properly reflect the Guarantor’s proportionate share in net assets of Non-Guarantor entities.  The adjustments have no impact on the consolidated results of the Company.

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

The following information summarizes our Condensed Consolidating Balance Sheets as of December 31, 2016 and December 31, 2015, Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015, and the Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015:

	Condensed Consolidating Balance Sheet As of December 31, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$—	$—	$1,975,455	$694,582	$—	$2,670,037
Cash and cash equivalents	131,145	—	32,426	8,183	—	171,754
Accounts receivable, net	(3)	—	8,989	6,295	—	15,281
Affiliate receivable	—	—	—	2,413	(2,413)	—
Goodwill	—	—	145,054	117,280	—	262,334
Intangible assets, net	—	—	37,033	123,551	—	160,584
Straight-line revenue receivable	—	—	29,084	4	—	29,088
Investment in consolidated subsidiaries	2,801,234	2,036,717	761,609	-	(5,599,560)	—
Other assets	1,066	—	6,567	2,041	—	9,674
Total Assets	$2,933,442	$2,036,717	$2,996,217	$954,349	$(5,601,973)	$3,318,752
Liabilities and Shareholders' (Deficit) Equity:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$—	$—	$25,081	$15,896	$—	$40,977
Accrued interest payable	27,812	27,812	—	—	(27,812)	27,812
Deferred revenue	—	—	157,857	103,547	—	261,404
Derivative liability	6,102	6,102	—	—	(6,102)	6,102
Affiliate payable	—	—	2,413	—	(2,413)	—
Dividends payable	94,607	—	—	—	—	94,607
Deferred income taxes	—	—	1,603	26,791	—	28,394
Capital lease obligations	—	—	47,977	6,558	—	54,535
Contingent consideration	98,600	—	—	—	—	98,600
Notes and other debt, net	4,028,214	4,028,214	—	—	(4,028,214)	4,028,214
Total liabilities	4,255,335	4,062,128	234,931	152,792	(4,064,541)	4,640,645

Convertible preferred stock	80,552	—	—	—	—	80,552

Shareholders' (Deficit) Equity:
Common stock	15	—	—	—	—	15
Additional paid-in capital	141,092	—	—	—	—	141,092
Accumulated other comprehensive income	(6,369)	(6,102)	—	(267)	6,369	(6,369)
Distributions in excess of earnings	(1,537,183)	(2,019,309)	2,761,286	801,824	(1,543,801)	(1,537,183)
Total shareholders' deficit	(1,402,445)	(2,025,411)	2,761,286	801,557	(1,537,432)	(1,402,445)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$2,933,442	$2,036,717	$2,996,217	$954,349	$(5,601,973)	$3,318,752

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

	Condensed Consolidating Balance Sheet As of December 31, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$—	$—	$1,841,712	$533,048	$—	$2,374,760
Cash and cash equivalents	17	—	140,197	2,284	—	142,498
Accounts receivable, net	—	—	474	1,609	—	2,083
Affiliate receivable	—	—	151	—	(151)	—
Intangible assets, net	—	—	—	10,530	—	10,530
Straight-line rent receivable	—	—	11,795	—	—	11,795
Investment in consolidated subsidiaries	2,458,679	2,458,679	510,093	—	(5,427,451)	—
Other assets	—	—	672	298	—	970
Total Assets	$2,458,696	$2,458,679	$2,505,094	$547,769	$(5,427,602)	$2,542,636

Liabilities and Shareholders' (Deficit) Equity:
Accounts payable, accrued expenses and other liabilities	$—	$—	$9,204	$1,205	$—	$10,409
Accrued Interest payable	24,440	24,440	—	—	(24,440)	24,440
Deferred Revenue	—	—	44,862	22,955	—	67,817
Derivative liability	5,427	5,427	—	—	(5,427)	5,427
Affiliate payable	—	—	—	151	(151)	—
Dividends payable	90,507	—	—	—	—	90,507
Deferred income taxes	—	—	1,677	4,037	—	5,714
Notes and other debt, net	3,505,228	3,505,228	—	—	(3,505,228)	3,505,228
Total liabilities	3,625,602	3,535,095	55,743	28,348	(3,535,246)	3,709,542

Common Stock	15	—	—	—	—	15
Additional paid-in capital	1,392	—	—	—	—	1,392
Accumulated other comprehensive income	(5,427)	(5,427)	—	—	5,427	(5,427)
Distributions in excess of earnings	(1,162,886)	(1,070,989)	2,449,351	519,421	(1,897,783)	(1,162,886)
Total shareholders' deficit	(1,166,906)	(1,076,416)	2,449,351	519,421	(1,892,356)	(1,166,906)
Total Liabilities and Shareholders' (Deficit) Equity	$2,458,696	$2,458,679	$2,505,094	$547,769	$(5,427,602)	$2,542,636

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

	Condensed Consolidating Statement of Comprehensive Income For the Year Ended December 31, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$674,683	$2,685	$—	$677,368
Fiber Infrastructure			57,030	13,538		70,568
Consumer CLEC	—	—	—	22,472	—	22,472
Total revenues	—	—	731,713	38,695	—	770,408
Costs and Expenses:
Interest expense	267,959	273,022	7,046	389	(273,022)	275,394
Depreciation and amortization	—	—	279,507	96,463	—	375,970
General and administrative expense	4,829	—	28,161	2,412	—	35,402
Operating expense (exclusive of depreciation, accretion and amortization)	—	—	25,666	24,002	—	49,668
Transaction related costs	3,945	—	29,566	158	—	33,669
Total costs and expenses	276,733	273,022	369,946	123,424	(273,022)	770,103
Earnings from consolidated subsidiaries	276,521	288,468	(85,755)	—	(479,234)	—
(Loss) income before income taxes	(212)	15,446	276,012	(84,729)	(206,212)	305
Income tax expense	—	—	647	(130)	—	517
Net (loss) income	$(212)	$15,446	$275,365	$(84,599)	$(206,212)	$(212)

Comprehensive (loss) income	$(1,154)	$14,771	$275,365	$(84,866)	$(205,270)	$(1,154)

	Condensed Consolidating Statement of Comprehensive Income For the Period from April 24 - December 31, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Rental revenues	$—	$—	$458,334	$280	$—	$458,614
Consumer CLEC	—	—	—	17,700	—	17,700
Total revenues	—	—	458,334	17,980	—	476,314
Costs and Expenses:
Interest expense	181,797	181,797	—	—	(181,797)	181,797
Depreciation and amortization	—	—	173,648	65,100	—	238,748
General and administrative expense	1,934	—	9,274	—	—	11,208
Operating expense (exclusive of depreciation, accretion and amortization)	—	—	—	13,743	—	13,743
Transaction related costs	—	—	5,210	—	—	5,210
Total costs and expenses	183,731	181,797	188,132	78,843	(181,797)	450,706
Earnings (losses) from consolidated subsidiaries	208,601	208,601	(62,249)	—	(354,953)	—
(Loss) Income before income taxes	24,870	26,804	207,953	(60,863)	(173,156)	25,608
Income tax expense	—	—	201	537	—	738
Net (loss) income	$24,870	$26,804	$207,752	$(61,400)	$(173,156)	$24,870

Comprehensive (loss) income	$19,443	$21,377	$207,752	$(61,400)	$(167,729)	$19,443

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

	Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2016
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$(59,076)	$—	$626,147	$18,686	$(209,769)	$375,988

Cash flow from investing activities
Acquisition of businesses, net of cash acquired	—	—	(315,494)	(173,294)	—	(488,788)
Acquisition of ground lease investments	—	—	—	(11,543)	—	(11,543)
Other capital expenditures	—	—	(14,567)	(20,333)	—	(34,900)
Net cash used in investing activities	—	—	(330,061)	(205,170)	—	(535,231)

Cash flow from financing activities
Principal payment on debt	(22,027)	—	—	—	—	(22,027)
Dividends paid	(367,830)	—	—	—	—	(367,830)
Proceeds from issuance of Notes	548,875	—	—	—	—	548,875
Borrowings under revolving credit facility	641,000	—	—	—	—	641,000
Payments under revolving credit facility	(641,000)	—	—	—	—	(641,000)
Capital lease payments	—	—	(1,357)	(192)	—	(1,549)
Deferred financing costs	(20,557)	—	—	—	—	(20,557)
Common stock issuance, net of costs	54,213	—	—	—	—	54,213
Net share settlement	(2,359)	—	—	—	—	(2,359)
Intercompany transactions, net	(111)	—	(402,500)	192,842	209,769	—
Net cash provided (used in) by financing activities	190,204	—	(403,857)	192,650	209,769	188,766
Effect of exchange rates on cash and cash equivalents	—	—	—	(267)	—	(267)

Net increase (decrease) in cash and cash equivalents	131,128	—	(107,771)	5,899	—	29,256
Cash and cash equivalents, December 31, 2015	17	—	140,197	2,284		142,498
Cash and cash equivalents, December 31, 2016	$131,145	$—	$32,426	$8,183	$—	$171,754

Communications Sales & Leasing, Inc.

Notes to the Consolidated Financial Statements – Continued

	Condensed Consolidating Statement of Cash Flows For the Period from April 24 - December 31, 2015
(Thousands)	CS&L	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by operating activities	$106,332	$—	$426,719	$13,519	$(253,362)	$293,208

Cash flow from investing activities
Consideration paid to Windstream Services	(1,035,029)	—	—	—	—	(1,035,029)
Capital expenditures - other	—	—	(33,178)	(11,235)	—	(44,413)
Net cash used in investing activities	(1,035,029)	—	(33,178)	(11,235)	—	(1,079,442)

Cash flow from financing activities
Proceeds from issuance of Term Loans	1,127,000	—	—	—	—	1,127,000
Deferred financing costs	(30,057)	—	—	—	—	(30,057)
Principal payment on debt	(10,700)	—	—	—	—	(10,700)
Common stock issuance costs	(543)	—	—	—	—	(543)
Net share settlement	(113)					(113)
Dividends paid	(156,854)	—	—	—	—	(156,854)
Intercompany transactions, net	—	—	(253,362)	—	253,362	—
Cash in-lieu of fractional shares	(19)	—	—	—	—	(19)
Net cash provided by financing activities	928,714	—	(253,362)	—	253,362	928,714

Net increase in cash and cash equivalents	17	—	140,179	2,284	—	142,480
Cash and cash equivalents, April 24, 2015	—	—	18	—	—	18
Cash and cash equivalents, December 31, 2015	$17	$—	$140,197	$2,284	$—	$142,498

Note 23. Quarterly Results of Operations (unaudited)

Selected quarterly information for each of the four quarters in the year ended December 31, 2016:

	2016
	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenues	$174,675	$188,573	$200,240	$206,920
Income (loss) before income taxes	8,480	(1,208)	(2,215)	(4,752)
Net income (loss)	8,036	(1,535)	(2,343)	(4,370)
Net income (loss) applicable to common shareholders	7,681	(2,871)	(4,144)	(6,163)

Basic earnings (loss) per common share	$0.05	$(0.02)	$(0.03)	$(0.04)
Diluted earnings (loss) per common share	$0.05	$(0.02)	$(0.03)	$(0.04)
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Communications Sales & Leasing, Inc.

We have audited the accompanying special purpose statements of revenue and direct expenses for the period from January 1, 2015 to April 24, 2015 and for the year ending December 31, 2014 of the Competitive Local Exchange Carrier (“CLEC”) Business of Windstream Holdings, Inc. These special purpose financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these special purpose financial statements based on our audits.

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

The accompanying special purpose financial statements were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note 2 and are not intended to be a complete presentation of CLEC’s revenues and expenses.

In our opinion, the special purpose financial statements referred to above present fairly, in all material respects, the revenues and direct expenses for the period from January 1, 2015 through April 24, 2015 and for the year ending December 31, 2014 of the CLEC Business of Windstream Holdings, Inc. in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 7, 2016

Consumer CLEC Business

Statements of Revenues and Direct Expenses

(Thousands)	For the Period January 1 - April 24, 2015	Fiscal Year Ended December 31, 2014
Revenues	$10,149	$36,015
Direct expenses:
Cost of revenues	5,552	19,060
Selling, general, and administrative	22	80
Amortization	1,283	4,586
Total direct expenses	6,857	23,726
Revenues in Excess of Direct Expenses	$3,292	$12,289

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

Note 2. Basis of Presentation

Subsequent to the Spin-Off, all financial results of the Consumer CLEC Business are reported within the consolidated financial statements of CS&L. The accompanying Statements of Revenues and Direct Expenses for the period January 1, 2015 to April 24, 2015 (the “Spin Date”) and the year ended December 31, 2014 have been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC and are not intended to be a complete presentation of the results of operations of the Consumer CLEC Business. The elements of the financial statements are stated in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures have been condensed or omitted as permitted by the SEC’s rules and regulations. In the opinion of management, all adjustments considered necessary for a fair statement of the results presented have been included. The results of operations for the periods presented are not necessarily indicative of results of the Consumer CLEC Business following the Spin-Off.

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

Note 3. Summary of Significant Accounting Policies

Use of Estimates —The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses. The estimates and assumptions used in the accompanying financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements, and such differences could be material.

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

Consumer CLEC Business

Notes to Financial Statement – Continued

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

Note 4. Allocations

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

On August 31, 2016 and May 2, 2016, the Company completed the acquisitions of Tower Cloud, Inc. and PEG Bandwidth, LLC, respectively.  Management excluded Tower Cloud, Inc. and PEG Bandwidth, LLC from its assessment of internal control over financial reporting as of December 31, 2016 because they were acquired by the Company in purchase business combinations in 2016.  Tower Cloud, Inc. and PEG Bandwidth, LLC represent 12.7% and 14.8% of total assets, respectively and 1.8% and 7.4% of total revenue, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Exchange Act in connection with our 2017 annual meeting of stockholders.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Exchange Act in connection with our 2017 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Exchange Act in connection with our 2017 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plan as of December 31, 2016:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	5,110,563[1]
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	5,110,563

[1]	Shares available for issuance under the 2015 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Exchange Act in connection with our 2017 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2016, pursuant to Regulation 14A under the Exchange Act in connection with our 2017 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedules

Communication Sales & Leasing, Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) on page S-1 of this report.

Communication Sales & Leasing, Inc. Schedule II – Valuation and Qualifying Accounts on page S-5 of this report.

Communication Sales & Leasing, Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation on page S-6 of this report.

Index to Exhibits

The exhibits listed in the Index to Exhibits immediately preceding the exhibits are filed herewith in response to this item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNICATIONS SALES & LEASING, INC.

Date: February 23, 2017	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	President and Chief Executive Officer	February 23, 2017
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Mark A. Wallace	Executive Vice President – Chief Financial Officer and Treasurer	February 23, 2017
Mark A. Wallace	(Principal Financial Officer)

/s/ Blake Schuhmacher	Vice President – Chief Accounting Officer	February 23, 2017
Blake Schuhmacher	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	February 23, 2017
Francis X. Frantz

/s/ Jennifer S. Banner	Director	February 23, 2017
Jennifer S. Banner

/s/ Scott G. Bruce	Director	February 23, 2017
Scott G. Bruce

/s/ Andrew Frey	Director	February 23, 2017
Andrew Frey

/s/ David L. Solomon	Director	February 23, 2017
David L. Solomon

Exhibit Index

Exhibit No.	Description
2.1

Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708))

2.2

Agreement and Plan of Merger, dated as of January 7, 2016, by and among Communications Sales & Leasing, Inc., CSL Bandwidth Inc., Penn Merger Sub, LLC, PEG Bandwidth, LLC, PEG Bandwidth Holdings, LLC, and PEG Bandwidth Holdings, LLC, as Unitholders’ Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of January 12, 2016 (File No. 001-36708))

2.3**

Agreement and Plan of Merger, dated as of June 20, 2016, by and among Communications Sales & Leasing, Inc., CSL Fiber Holdings LLC, Thor Merger Sub, Inc., Tower Cloud, Inc. and Shareholder Representative Services LLC, as representative of the equityholders of Tower Cloud, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

2.4

First Amendment, dated as of August 11, 2016, to the Agreement and Plan of Merger, dated as of June 20, 2016, by and among Communications Sales & Leasing, Inc., CSL Fiber Holdings LLC, Thor Merger Sub, Inc., Tower Cloud, Inc. and Shareholder Representative Services LLC, as representative of the equityholders of Tower Cloud, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

3.1

Articles of Amendment and Restatement of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708))

3.2

Amended and Restated Bylaws of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708))

4.1

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.2

Form of 8.25% Senior Note due 2023 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.3*

Second Supplemental Indenture (8.25% Senior Notes due 2023), dated as of October 19, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors thereto and Wells Fargo Bank, National Association

4.4

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and as collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708)).

4.5

Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.4 above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.6*

Second Supplemental Indenture (6.00% Senior Secured Notes due 2023), dated as of June 14, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors thereto and Wells Fargo Bank, National Association

Exhibit No.	Description
4.7*

Third Supplemental Indenture (6.00% Senior Secured Notes due 2023), dated as of October 19, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors thereto and Wells Fargo Bank, National Association

4.8

Articles Supplementary for 3.00% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

4.9

Indenture, dated as of December 15, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 15, 2016 (File No. 001-36708))

4.10

Form of 7.125% Senior Note due 2024 (included in Exhibit 4.9 above) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 15, 2016 (File No. 001-36708))

4.11*

First Supplemental Indenture, dated as of February 22, 2017, to the Indenture, dated as of December 15, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024.

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

10.7

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
10.8

Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.9+

Employment Agreement between Communications Sales & Leasing, Inc. and Kenneth Gunderman, effective as of February 12, 2015 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 dated and filed with the SEC as of March 12, 2015 (File No. 001-36708))

10.10+

Communications Sales & Leasing, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form 10 dated and filed with the SEC as of March 12, 2015 (File No. 001-36708))

10.11+

Communications Sales & Leasing, Inc. 2015 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.12+

Severance Agreement, dated as of June 1, 2015, by and between Communications Sales & Leasing, Inc. and Mark A. Wallace (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.13+

Severance Agreement, dated as of June 1, 2015, by and between Communications Sales & Leasing, Inc. and Daniel L. Heard (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of July 2, 2015 (File No. 333-205450))

10.14+

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.15+

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.16+

Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.17	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of July 2, 2015 (File No. 333-205450))
10.18+

Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 13, 2015 (File No. 001-36708))

10.19	Form of Lockup Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of January 12, 2016 (File No. 001-36708))
10.20

Stockholders’ and Registration Rights Agreement, dated May 2, 2016, by and between Communications Sales and Leasing, Inc. and PEG Bandwidth Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

10.21

Amendment No. 1 to Master Lease, entered into as of February 12, 2016, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 12, 2016 (File No. 001-36708))

10.22+***

Communications Sales & Leasing, Inc. 2016 Short Term Incentive Plan  (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 12, 2016 (File No. 001-36708))

Exhibit No.	Description
10.23

Letter Agreement between Searchlight II CLS, L.P. and Communications Sales and Leasing, Inc. dated as of June 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

10.24

Registration Rights Agreement by and among each of the parties listed on the signature pages thereto and Communications Sales & Leasing, Inc. dated as of June 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

10.25

Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708))

10.26

Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2016 (File No. 001-36708))

21.1*	List of Subsidiaries of Communications Sales & Leasing, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**

Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by, and have been filed separately with, the Securities and Exchange Commission. Also, certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon request but may request confidential treatment for any exhibit or schedule so furnished.

***	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by, and have been filed separately with, the Securities and Exchange Commission.
+	Constitutes a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

Communications Sales & Leasing, Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Balance Sheets

(Thousands, except par value)	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$131,145	$17
Accounts receivable, net	(3)	-
Other assets	1,066	-
Investment in consolidated subsidiaries	2,801,234	2,458,679
Total Assets	$2,933,442	$2,458,696

Liabilities:
Accrued interest payable	$27,812	$24,440
Derivative liability	6,102	5,427
Dividends payable	94,607	90,507
Contingent consideration	98,600	—
Notes and other debt, net	4,028,214	3,505,228
Total liabilities	4,255,335	3,625,602

Convertible Preferred Stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	80,552

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 155,139 shares at December 31, 2016 and 149,862 at December 31, 2015	15	15
Additional paid-in capital	141,092	1,392
Accumulated other comprehensive income	(6,369)	(5,427)
Distributions in excess of accumulated earnings	(1,537,183)	(1,162,886)
Total shareholders' deficit	(1,402,445)	(1,166,906)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$2,933,442	$2,458,696

See notes to Consolidated Financial Statements of CS&L, Inc. included in Financial Statements and Supplementary Data.

Communications Sales & Leasing, Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Statements of Comprehensive Income

	Year Ended	Period from
(Thousands)	December 31, 2016	April 24 - December 31, 2015
Costs and Expenses:
Interest expense	$267,959	$181,797
General and administrative expense	4,829	1,934
Transaction related costs	3,945	-
Total costs and expenses	276,733	183,731
Operating loss	(276,733)	(183,731)
Earnings from consolidated subsidiaries	276,521	208,601
(Loss) income before income taxes	(212)	24,870
Net (loss) income	(212)	24,870
Comprehensive (loss) income	$(1,154)	$19,443

See notes to Consolidated Financial Statements of CS&L, Inc. included in Financial Statements and Supplementary Data.

Communications Sales & Leasing, Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Statements of Cash Flows

	Year Ended	Period from
(Thousands)	December 31, 2016	April 24 - December 31, 2015
Cash flow from operating activities
Net (loss) income	$(212)	$24,870
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred financing costs	7,823	4,832
Amortization of debt discount	8,179	5,172
Equity in earnings from subsidiaries	(276,521)	(208,601)
Distributions from subsidiaries	194,500	253,362
Stock-based compensation	4,846	1,934
Changes in:
Accounts receivable	3	-
Other assets	(1,066)	-
Accounts payable, accrued expenses and other liabilities	3,372	24,763
Net cash (used in) provided by operating activities	(59,076)	106,332

Cash flow from investing activities
Acquisition of businesses, net of cash acquired	-	-
Consideration paid to Windstream Services	-	(1,035,029)
Capital expenditures	-	-
Net cash used in investing activities	-	(1,035,029)

Cash flow from financing activities
Principal payment on debt	(22,027)	(10,700)
Dividends paid	(367,830)	(156,854)
Proceeds from issuance of Term Loans	-	1,127,000
Proceeds from issuance of Notes	548,875	-
Borrowings under revolving credit facility	641,000	-
Payments under revolving credit facility	(641,000)	-
Capital lease payments	-	-
Deferred financing costs	(20,557)	(30,057)
Common stock issuance, net of costs	54,213	(543)
Net share settlement	(2,359)	(113)
Intercompany transactions, net	(111)	-
Cash in-lieu of fractional shares	-	(19)
Net cash provided by investing activities	190,204	928,714
Effect of exchange rates on cash and cash equivalents	-	-
Net increase in cash and cash equivalents	131,128	17
Cash and cash equivalents at beginning of period	17	-
Cash and cash equivalents at end of period	$131,145	$17

See notes to Consolidated Financial Statements of CS&L, Inc. included in Financial Statements and Supplementary Data.

Communications Sales & Leasing, Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Background and Basis of Presentation – Pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is required to provide condensed consolidating financial information for CSL Capital and the Guarantors because the Exchange Notes and the guarantees thereof were registered with the SEC under the Securities Act. While the condensed consolidating financial information presented below is in respect of our Exchange Notes only, our Secured Notes, 2024 Notes and senior credit facilities under the Credit Agreement are guaranteed by the Guarantors. These guarantees are full and unconditional as well as joint and several. All property assets and related operations of the Guarantors are pledged as collateral under the Secured Notes and Credit Agreement and the Guarantors are subject to restrictions on certain investments and payments. Accordingly, these condensed financial statements of CS&L have been presented on a “Parent Only” basis. Under this basis of presentation, CS&L’s investment in its consolidated subsidiaries are presented under the equity method of accounting. The condensed parent company financial statements should be read in conjunction with the consolidated financial statements and notes of CS&L and its subsidiaries included in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Communications Sales and Leasing, Inc.

Schedule II – Valuation and Qualifying Accounts

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2016	$-	$-	$8,176	$-	$8,176
Period from April 24 - December 31, 2015	$-	$-	$-	$-	$-

Communications Sales and Leasing, Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2016

(dollars in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E	Col. F	Col. G	Col. H	Col. I

		Initial cost to company(1)	Cost capitalized subsequent to acquisition(1) (3)		Gross Amount Carried at Close of Period				Life on which Depreciation in Latest Income
Description	Encumbrances	Distribution Systems	Improvements	Carry Costs	Distribution Systems Total	Accumulated Depreciation	Date of Construction(2)	Date Acquired(2)	Statements is Computed
Land	$—	(1)	(1)	(1)	$26,833	$(201)	(2)	(2)
Building and improvements	—	(1)	(1)	(1)	318,616	(148,432)	(2)	(2)	3 - 40 years
Poles	—	(1)	(1)	(1)	234,393	(173,441)	(2)	(2)	13 - 40 years
Fiber	—	(1)	(1)	(1)	2,024,564	(820,389)	(2)	(2)	7 - 40 years
Copper	—	(1)	(1)	(1)	3,538,565	(2,856,327)	(2)	(2)	7 - 40 years
Conduit	—	(1)	(1)	(1)	89,661	(54,487)	(2)	(2)	13 - 47 years
Towers	—	(1)	(1)	(1)	4,307	(659)	(2)	(2)	20 - 49 years
Real property interest	—	(1)	(1)	(1)	12,265	(94)	(2)	(2)	50 - 99 years
Other assets	—	(1)	(1)	(1)	5,299	(718)	(2)	(2)	15 - 20 years
Construction in progress	—	(1)	(1)	(1)	1,745	—	(2)	(2)

(1) Given the voluminous nature and variety of the Distribution Systems assets, this schedule omits columns C and D from the schedule III presentation.

(2) Because additions and improvements to the Distribution Systems are ongoing, construction and acquisition dates are not applicable.

(3) For the year ended December 31, 2016, the amount of capitalized costs related to the Distribution Systems is as follows (millions):

Tenant capital improvements(4)	$157.0

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

Communications Sales and Leasing, Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2016

(dollars in thousands)

2016
Gross amount at beginning	$6,093,541
Additions during period:
Tenant capital improvements	156,972
Acquisitions	15,848
Other	-
Total additions	172,820

Deductions during period:
Cost of real estate sold or disposed	10,113
Other	-
Total deductions	10,113

Balance at end	$6,256,248

2016
Gross amount of accumulated depreciation at beginning	$3,720,890
Additions during period:
Depreciation	343,971
Other	-
Total additions	343,971

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed
Other	10,113
Total deductions	10,113

Balance at end	$4,054,748