Form 10-Q
period 2017-03-31
Uniti Group Inc.
filed 2017-05-04
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-36708

Uniti Group Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-5230630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10802 Executive Center Drive Benton Building Suite 300 Little Rock, Arkansas	72211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 850-0820

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 28, 2017, the registrant had 175,448,233 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the future growth and demand of the telecommunication industry; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the impact and timing of the pending the acquisitions of Hunt Telecommunications, LLC ("Hunt") and Southern Light, LLC ("Southern Light"), including expectations regarding operational synergies with Uniti Towers and Uniti Fiber; expectations regarding settling conversion of our 3% convertible preferred stock in cash upon conversion; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") or Hunt's achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding the amortization of intangible assets; and expectations regarding the payment of dividends.

        Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "believe(s)," "may," "will," "would," "could," "should," "seek(s)" and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

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

•	the ability to generate sufficient cash flows to service our outstanding indebtedness;
•	the ability to access debt and equity capital markets;
•	the impact on our business or the business of our customers as a result of credit rating downgrades, and fluctuating interest rates;
•	our ability to retain our key management personnel;
•	our ability to maintain our status as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs;
•	covenants in our debt agreements that may limit our operational flexibility;
•	the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments;

•	our ability to complete our pending acquisitions; and

•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“the SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Thousands, except par value)	March 31, 2017	December 31, 2016
Assets:
Property, plant and equipment, net	$2,672,349	$2,670,037
Cash and cash equivalents	68,726	171,754
Accounts receivable, net	17,236	15,281
Goodwill	262,086	262,334
Intangible assets, net	214,061	160,584
Straight-line revenue receivable	33,406	29,088
Other assets	12,813	9,674
Total Assets	$3,280,677	$3,318,752
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$56,023	$40,977
Accrued interest payable	65,715	27,812
Deferred revenue	293,879	261,404
Derivative liability	1,536	6,102
Dividends payable	94,810	94,607
Deferred income taxes	47,048	28,394
Capital lease obligations	54,068	54,535
Contingent consideration	90,719	98,600
Notes and other debt, net	4,003,792	4,028,214
Total liabilities	4,707,590	4,640,645

Commitments and contingencies (Note 12)

Convertible preferred stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	81,296	80,552

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 155,276 shares at March 31, 2017 and 155,139 at December 31, 2016	16	15
Additional paid-in capital	141,503	141,092
Accumulated other comprehensive income (loss)	3,072	(6,369)
Distributions in excess of accumulated earnings	(1,652,800)	(1,537,183)
Total shareholders' deficit	(1,508,209)	(1,402,445)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$3,280,677	$3,318,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2017	2016
Revenues:
Leasing	$170,306	$168,613
Fiber Infrastructure	34,812	-
Tower	1,428	28
Consumer CLEC	4,927	6,034
Total revenues	211,473	174,675
Costs and Expenses:
Interest expense	73,365	66,049
Depreciation and amortization	101,361	86,340
General and administrative expense	13,978	5,189
Operating expense (exclusive of depreciation, accretion and amortization)	22,125	4,707
Transaction related costs	9,684	3,910
Other expenses	11,339	-
Total costs and expenses	231,852	166,195

(Loss) income before income taxes	(20,379)	8,480
Income (benefit) tax expense	(379)	444
Net (loss) income	(20,000)	8,036
Participating securities' share in earnings	(387)	(355)
Dividends declared on convertible preferred stock	(656)	-
Amortization of discount on convertible preferred stock	(745)	-
Net (loss) income applicable to common shareholders	$(21,788)	$7,681

(Loss) earnings per common share:
Basic	$(0.14)	$0.05
Diluted	$(0.14)	$0.05

Weighted-average number of common shares outstanding
Basic	155,184	149,918
Diluted	155,184	149,984

Dividends declared per common share	$0.60	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
(Thousands)	2017	2016
Net (loss) income	$(20,000)	$8,036
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	4,566	(40,442)
Changes in foreign currency translation	4,875	80
Other comprehensive income (loss)	9,441	(40,362)

Comprehensive loss	$(10,559)	$(32,326)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	-	$-	149,862,459	$15	$1,392	$(5,427)	$(1,162,886)	$(1,166,906)
Net income	-	-	-	-	-	-	8,036	8,036
Issuance of common stock	-	-	-	-	1,085	-	-	1,085
Amortization of discount of convertible preferred stock	-	-	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	(40,362)	-	(40,362)
Common stock dividends	-	-	-	-	-	-	(90,428)	(90,428)
Equity issuance cost	-	-	-	-	-	-	-	-
Net share settlement	-	-	-	-	-	-	(1,266)	(1,266)
Stock-based compensation	-	-	171,785	-	930	-	-	930
Balance at March 31, 2016	-	$-	150,034,244	$15	$3,407	$(45,789)	$(1,246,544)	$(1,288,911)

Balance at December 31, 2016	-	$-	155,138,637	$15	$141,092	$(6,369)	$(1,537,183)	$(1,402,445)
Net loss	-	-	-	-	-	-	(20,000)	(20,000)
Amortization of discount on convertible preferred stock	-	-	-	-	(745)	-	-	(745)
Other comprehensive gain	-	-	-	-	-	9,441	-	9,441
Common stock dividends	-	-	-	-	-	-	(93,692)	(93,692)
Convertible preferred stock dividends	-	-	-	-	-	-	(656)	(656)
Equity issuance cost	-	-	-	-	(54)	-	-	(54)
Net share settlement	-	-	-	-	(421)	-	(1,269)	(1,690)
Stock-based compensation	-	-	136,866	1	1,631	-	-	1,632
Balance at March 31, 2017	-	$-	155,275,503	$16	$141,503	$3,072	$(1,652,800)	$(1,508,209)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Thousands)	2017	2016
Cash flow from operating activities
Net (loss) income	$(20,000)	$8,036
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	101,361	86,340
Amortization of deferred financing costs	2,487	1,818
Amortization of debt discount	2,778	1,946
Deferred income taxes	(1,002)	(216)
Straight-line revenues	(3,629)	(4,322)
Stock-based compensation	1,632	930
Other	124	(9)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,014	1,307
Other assets	(1,626)	(252)
Change in fair value of contingent consideration	10,910	-
Accounts payable, accrued expenses and other liabilities	34,153	26,123
Net cash provided by operating activities	128,202	121,701
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	248	111
Acquisition of ground lease investments	(7,191)	(1,347)
NMS asset acquisition (Note 3)	(64,622)	-
Capital expenditures	(14,931)	(77)
Net cash used in investing activities	(86,496)	(1,313)
Cash flow from financing activities
Principal payment on debt	(5,270)	(6,044)
Dividends paid	(94,133)	(90,314)
Payments of contingent consideration	(18,791)	-
Borrowings under revolving credit facility	25,000	-
Payments under revolving credit facility	(25,000)	-
Capital lease payments	(672)	-
Deferred financing costs	(24,418)	-
Common stock issuance, net of costs	(54)	-
Net share settlement	(1,690)	(1,266)
Net cash used in financing activities	(145,028)	(97,624)
Effect of exchange rates on cash and cash equivalents	294	78
Net (decrease) increase in cash and cash equivalents	(103,028)	22,842
Cash and cash equivalents at beginning of period	171,754	142,498
Cash and cash equivalents at end of period	$68,726	$165,340
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$4,013	$-
Tenant capital improvements	$33,824	$32,359
Acquisition of businesses through non-cash consideration	$-	$974

The accompanying notes are an integral part of these condensed consolidated financial statements

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”), formerly known as Communications Sales and Leasing, Inc., was incorporated in the state of Maryland on September 4, 2014 as a subsidiary of Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”). On April 24, 2015, Uniti was separated and spun-off from Windstream (“the Spin-Off”). In connection with the Spin-Off, Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”). Immediately following the Spin-Off we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream pursuant to which Uniti leases the Distribution Systems to Windstream. The assets and liabilities of the Distribution Systems and Consumer CLEC Business were recorded in our Condensed Consolidated Financial Statements on a carryover basis as of the date of the Spin-Off.

We are an independent, internally managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. Effective the first quarter of 2017, we commenced managing our operations in four separate lines of business: Unit Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), filed with the SEC on February 23, 2017. Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report. All material intercompany balances and transactions have been eliminated.

Income Taxes—We currently have recorded a $5.3 million liability for unrecognized tax benefits in connection with the acquisition of Network Management Holdings, LTD (“NMS”). See Note 3. We have filed our initial U.S. federal and state income tax returns which are subject to examination.

Reclassifications—Certain amounts have been reclassified to conform with current year presentation. Following the acquisition of Network Management Holdings, LTD (“NMS”) in the first quarter of 2017, the Company manages and reports our operations in four reportable business segment: Leasing, Fiber Infrastructure, Towers and Consumer CLEC. Prior year information, including revenues on the Consolidated Statement of Income, has been recast to conform to the current year presentation. See Note 11. We determined that certain immaterial misclassifications existed in the supplemental guarantor information condensed consolidating statements of comprehensive income for the three months ended March 31, 2016. During the first quarter of 2017, certain Non-Guarantor entities became Guarantor entities. Prior year information has been recast to conform to the current year presentation. See Note 14.

Recently Issued Accounting Standards

In February 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the impacts the adoption of this accounting standard will have on our financial statements.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We adopted ASU 2017-04 effective January 1, 2017, and there was no material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-01 effective January 1, 2017, with prospective application. As a result of the adoption of ASU 2017-01, the Company’s acquisition of NMS) (see Note 3) was determined to be an asset acquisition. Transaction cost associated with our real property interest investments are now capitalized as opposed to be recorded as an expense as was required prior to adoption of ASU 2017-01.

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

Note 3. Business Combinations and Asset Acquisitions

Asset Acquisitions

Network Management Holdings LTD

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

On January 31, 2017, we completed the previously announced acquisition of NMS. The Company accounted for the acquisition of NMS as an asset purchase. At close, NMS owned and operated 366 wireless communications towers in Latin America with an additional 105 build to suit tower sites under development. The NMS portfolio spans three Latin America countries with 212 towers in Mexico, 54 towers in Nicaragua, and 100 towers in Colombia. The consideration for the 366 wireless towers currently in operation was $62.6 million, which was funded through cash on hand, and is presented in NMS asset acquisition on the Condensed Consolidated Statements of Cash Flows. NMS conducts its operations through three non-U.S. subsidiaries and the Company has determined that the functional currencies for the Mexico, Nicaraguan and Colombian subsidiaries are the Mexican Peso, US Dollar and Colombian Peso, respectively.  The non-U.S. subsidiaries in which NMS conducts its operations are subject to income tax in the jurisdictions in which they operate.  The acquisition did not result in a step up in tax basis under local law.  The Company recorded a net deferred tax liability of $18.4 million and a liability for unrecognized tax benefits of $5.3 million in connection with the acquisition. The deferred tax liability is primarily related to the excess of the recorded amounts for Property, Plant & Equipment and Intangibles over their respective historical tax bases.  Under the terms of the purchase agreement, we will acquire the towers under development when construction is completed. The NMS towers are reflected in our Towers segment. See note 11. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

(thousands)
Property, plant and equipment	$36,417
Accounts receivable	2,826
Other assets	1,623
Intangible assets	52,437
Accounts payable, accrued expenses and other liabilities	(8,895)
Intangible liabilities	(3,440)
Deferred income taxes	(18,403)
Total purchase consideration	$62,565

Of the $52.4 million of acquired intangible assets, $37.4 million was assigned to tenant contracts (22 year life), $13.5 million was assigned to network (22 year life) and $1.5 million was assigned to acquired above-market leases (10 year life). The acquired below-market lease intangible liability of $3.4 million has a 10 year life. See Note 7.

On March 15, 2017, construction was completed on 24 towers that were under development, and we acquired the towers pursuant to the purchase agreement for approximately $2.1 million.

Business Combinations

Tower Cloud, Inc.

On August 31, 2016, we acquired 100% of the outstanding equity of Tower Cloud, Inc. (“Tower Cloud”) for $187.5 million in cash and 1.9 million shares of our common stock with an acquisition date fair value of $58.5 million. Additional contingent consideration of up to $130 million, with an acquisition date fair value of $98.6 million, may be paid upon the achievement of certain defined operational and financial milestones. See Note 4. At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. Tower Cloud provides data transport services, with particular focus on providing infrastructure solutions to the wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. During the first quarter of 2017, certain contractual working capital adjustments resulted in a $0.2 million reduction of the purchase price and goodwill. See Note 7. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(thousands)
Property, plant and equipment	$163,680
Cash and cash equivalents	14,346
Accounts receivable	3,043
Other assets	2,595
Intangible assets	116,218
Accounts payable, accrued expenses and other liabilities	(16,782)
Deferred revenue	(23,900)
Deferred income taxes	(24,866)
Capital lease obligations	(6,750)
Net assets acquired	$227,584

Goodwill	$117,032

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

The following table summarizes the fair value of our financial instruments at March 31, 2017 and December 31, 2016:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2017
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,100,069	$-	$2,100,069	$-
Senior secured notes - 6.00%, due April 15, 2023	567,875	-	567,875	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,168,275	-	1,168,275	-
Senior unsecured notes - 7.125%, due December 15, 2024	405,000	-	405,000	-
Derivative liability	1,536	-	1,536	-
Contingent consideration	90,719	-	-	90,719
Total	$4,333,474	$-	$4,242,755	$90,719

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2016
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,139,586	$-	$2,139,586	$-
Senior secured notes - 6.00%, due April 15, 2023	569,250	-	569,250	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,176,600	-	1,176,600	-
Senior unsecured notes - 7.125%, due December 15, 2024	404,000	-	404,000	-
Derivative liability	6,102	-	6,102	-
Contingent consideration	98,600	-	-	98,600
Total	$4,394,138	$-	$4,295,538	$98,600

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $4.16 billion at March 31, 2017, with a fair value of $4.24 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative liabilities are carried at fair value. See Note 6. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative liabilities fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative liabilities valuation in Level 2 of the fair value hierarchy.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones; therefore, we recorded the estimated fair value of future contingent consideration of $98.6 million as of August 31, 2016. The fair value of the contingent consideration as of August 31, 2016, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified as Level 3. During the three months ended March 31, 2017, we paid $18.8 million for the achievement of certain milestones in accordance with the Tower Cloud merger agreement. Changes in the fair value of contingent consideration will be recorded in our Condensed Consolidated Statement of Income in the period in which the change occurs. There was a $10.9 million increase in the fair value of the contingent consideration as of March 31, 2017 that was recorded in Other expenses on the Condensed Consolidated Statements of Income during the three months ended March 31, 2017.

The following is a roll forward of our liability measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2016	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	March 31, 2017
Contingent consideration	$98,600	$-	$10,910	$(18,791)	$90,719

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 5. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	March 31, 2017	December 31, 2016
Land	Indefinite	$28,385	$26,833
Building and improvements	3 - 40 years	320,061	318,967
Real property interests	50 - 99 years	20,313	12,265
Poles	13 - 40 years	234,785	234,393
Fiber	7 - 40 years	2,264,718	2,243,822
Equipment	5 - 7 years	134,461	130,945
Copper	7 - 40 years	3,553,467	3,538,566
Conduit	13 - 47 years	90,531	90,540
Tower assets	20 - 49 years	45,523	4,307
Capital lease assets	See Note 3	90,279	89,723
Other assets	15 - 20 years	5,299	5,299
Corporate assets	3 - 7 years	2,612	2,731
Construction in progress	See Note 3	61,293	52,685
		6,851,727	6,751,076
Less accumulated depreciation		(4,179,378)	(4,081,039)
Net property, plant and equipment		$2,672,349	$2,670,037

Depreciation expense for the three months ended March 31, 2017 and 2016 was $98.9 million and $85.5 million, respectively.

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

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

(Thousands)	Location on Condensed Consolidated Balance Sheet	March 31, 2017	December 31, 2016
Interest rate swaps	Derivative liability	$1,536	$6,102

As of March 31, 2017 and December 31, 2016, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. For the three months ended March 31, 2017 and 2016, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $7.1 million and $46.4 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three months ended March 31, 2017 and 2016 was $11.6 million and $5.9 million, respectively. For the three months ended March 31, 2017 and 2016, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning April 1, 2017, we estimate that $28.4 million will be reclassified as an increase to interest expense.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 7. Goodwill and Intangible Assets and Liabilities

Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2017, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2016	$262,334	$262,334
Goodwill associated with 2017 acquisitions	-	-
Goodwill purchase accounting adjustments	(248)	(248)
Goodwill at March 31, 2017	$262,086	$262,086

The carrying value of the intangible assets is as follows:

(Thousands)	March 31, 2017		December 31, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$2,000	$-

Finite life intangible assets:
Customer lists	188,469	(32,071)	188,642	(30,058)
Tenant contracts	39,992	(242)	-	-
Network(1)	14,483	(88)	-	-
Acquired below-market leases	1,527	(9)	-	-

Total intangible assets	246,471		190,642
Less: Accumulated amortization	(32,410)		(30,058)
Total intangible assets, net	$214,061		$160,584

Finite life intangible liabilities:
Acquired above-market leases	$3,591	$(27)	$-	$-

Finite life intangible liabilities:
Acquired above-market leases	3,591
Less: Accumulated amortization	(27)
Total intangible liabilities, net(2)	$3,564
(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity that currently exists on these towers as of the valuation date.
(2)	Recorded in accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Amortization expense for the three months ended March 31, 2017 and 2016 was $2.5 million and $0.8 million, respectively.

Amortization expense is estimated to be $8.7 million for the full year of 2017, $8.1 million in 2018, $7.5 million in 2019, $7.0 million in 2020, $6.5 million in 2021.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 8. Notes and Other Debt

Notes and other debt is as follows:

(Thousands)	March 31, 2017	December 31, 2016
Principal amount	$4,162,697	$4,167,967
Less unamortized discount and debt issuance costs	(158,905)	(139,753)
Notes and other debt less unamortized discount and debt issuance costs	$4,003,792	$4,028,214

Notes and other debt at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017		December 31, 2016
(Thousands)	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$2,102,697	(99,175)	$2,107,967	$(78,699)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(9,615)	550,000	(9,817)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(44,634)	1,110,000	(45,599)
Senior unsecured notes - 7.125% due December 15, 2024	400,000	(5,481)	400,000	(5,638)
Total	$4,162,697	$(158,905)	$4,167,967	$(139,753)

At March 31, 2017, we had outstanding: (i) $2.1 billion under our senior secured term loan B facility that matures on October 24, 2022 (“Term Loan Facility”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); and (iv) $400 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes”).

Credit Agreement

On April 24, 2015 the Company and CSL Capital, LLC, a wholly-owned subsidiary of the Company, entered into a credit agreement (the “Credit Agreement”), which provides for the Term Loan Facility (in an initial principal amount of $2.14 billion) and a $500 million senior secured revolving credit facility maturing April 24, 2020 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”). On October 21, 2016, the Company and CSL Capital amended the Credit Agreement to, among other things, replace the then outstanding principal amounts of the term loans thereunder with a like aggregate amount of new term loans having substantially similar terms as the then outstanding term loans, other than with respect to the applicable interest rate marigin and the period of time for which prepayment premiums in respect of certain repricing transactions apply. On February 9, 2017, we again repriced the term loans decreasing the interest rate margin by an additional 50 basis points. The term loans now bear interest at a rate equal to LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 3.00%, and are subject to amortization of 1.0% per annum. The loans have been incurred by the Company and CSL Capital, are guaranteed by certain of Uniti’s wholly-owned subsidiaries (the “Guarantors”), and are secured by substantially all of the assets of Uniti, CSL Capital and the Guarantors, subject to certain exceptions, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement.

We are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur incremental term loan borrowings and/or increased commitments under the Credit Agreement in an aggregate amount equal to $150 million plus, an unlimited amount, so long as, on a pro forma basis after giving effect to any such increases, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure by the Company or certain of its subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Company or certain of its subsidiaries fails to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2017, we were in compliance with all of the covenants under the Credit Agreement.

The Notes

On April 24, 2015, we, along with CSL Capital, co-issued $400 million aggregate principal amount of the Secured Notes and $1.11 billion aggregate principal amount of the 2023 Notes (together the “Notes”). The Secured Notes were issued at an issue price of 100% of par value, while the 2023 Notes were issued at an issue price of 97.055% of par value. The Notes are guaranteed by the Guarantors. The Notes were issued to Windstream Services as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off. As such, Uniti did not receive any proceeds from the issuance of the Notes. The issuance of the Notes and their exchange by Windstream Services for certain of its outstanding indebtedness were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but were exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Pursuant to a registration rights agreement entered into by the Company in connection with the sale of the 2023 Notes, the Company subsequently filed with the SEC a registration statement relating to an exchange offer pursuant to which 8.25% Senior Notes due 2023 that were registered with the SEC (the “Exchange Notes”) were offered in exchange for 2023 Notes tendered by the holders of those notes. The terms of the Exchange Notes were substantially identical to the terms of the 2023 Notes in all material respects, except that the Exchange Notes were registered under the Securities Act of 1933 and the transfer restrictions, registration rights and additional interest provision applicable to the 2023 Notes do not apply to the Exchange Notes. On January 3, 2017, we filed a Form 15 with the SEC as notice of the suspension of responsibility to file reports with the SEC with respect to the Exchange Notes.

On June 9, 2016, we, along with CSL Capital, co-issued an additional $150 million aggregate principal amount of 6.00% Senior Secured Notes (the “add-on Notes”) as an add-on to the Company’s existing Secured Notes. The add-on Notes were issued at an issue price of 99.25% of par value, are subject to the same customary covenant requirements as the existing Secured Notes, and are guaranteed by the Guarantors. The issuance of the add-on Notes was not registered under the Securities Act, but was exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Proceeds from the issuance of the add-on Notes were used to repay existing borrowings under the Revolving Credit Facility.

On December 15, 2016, we, along with CSL Capital, co-issued $400 million aggregate principal amount of the 2024 Notes. The 2024 Notes were issued at an issue price of 100% of par value and are guaranteed by the Guarantors. The issuance of the 2024 Notes was not registered under the Securities Act, but was exempt from registration under Rule 144A, Regulation S and other applicable exemptions of the Securities Act. Proceeds from the issuance of the 2024 Notes were used to repay existing borrowings under the Revolving Credit Facility.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes, the add-on Notes and the 2024 Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statement of Income. For the three months ended March 31, 2017 and 2016, we recognized $2.5 million and $1.8 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Note 9. Related Party Transactions

In connection with the Spin-Off, we issued approximately 149.8 million shares of our common stock to Windstream Services as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business. Windstream Holdings distributed approximately 80.4% of the Uniti shares it received to existing stockholders of Windstream Holdings and retained a passive ownership interest of approximately 19.6% of the common stock of Uniti. As a result of this ownership Windstream was deemed to be a related party.

On June 15, 2016, Windstream Holdings disposed of 14.7 million shares of our common stock, representing approximately half of its retained ownership interest. On June 24, 2016, Windstream Holdings disposed of its remaining 14.7 million shares of our common stock as part of a public offering. The Company did not receive any proceeds resulting from the disposition of these shares.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Accordingly, effective as of June 24, 2016, Windstream is no longer deemed a related party under applicable accounting regulations. Our condensed consolidated financial statements reflect the following transactions with Windstream during the periods in which Windstream was deemed a related party.

Revenues – The Company records leasing revenue pursuant to the Master Lease. For the three months ended March 31, 2016, we recognized leasing revenues of $168.6 million related to the Master Lease.

General and Administrative Expenses – We were party to a Transition Services Agreement (“TSA”) pursuant to which Windstream and its affiliates provided, on an interim basis, various services, including but not limited to information technology services, payment processing and collection services, financial and tax services, regulatory compliance and other support services. On April 1, 2016, the TSA terminated and we incurred $19,000 of related TSA expense for the three months ended March 31, 2016.

Operating Expenses – We are party to a Wholesale Master Services Agreement (“Wholesale Agreement”) and a Master Services Agreement with Windstream related to the Consumer CLEC Business. Under the Wholesale Agreement, Windstream provides us transport services (local and long distance telecommunications service), provisioning services (directory assistance, directory listing, service activation and service changes), and repair services (routine and emergency network maintenance, network audits and network security). Under the Master Services Agreement, Windstream provides billing and collections services to Uniti. During the three months ended March 31, 2016, we incurred expenses of $3.4 million and $0.4 million related to the Wholesale Agreement and Master Services Agreement, respectively.

Employee Matters Agreement – We are party to an Employee Matters Agreement (“Employee Matters Agreement”) with Windstream that governs the respective compensation and employee benefit obligations of the Company and Windstream in connection with and following the Spin-Off. Under the Employee Matters Agreement, if requested by a Windstream employee, the Company is required to withhold shares to satisfy the employee’s tax obligations arising from the recognition of income and the vesting of shares related to awards of Uniti restricted stock held by the employee that were granted in connection with the Spin-Off. In that case, the Company must pay to Windstream an amount of cash equal to the amount required to be withheld to satisfy minimum statutory tax withholding obligations or, at the request of Windstream, remit such cash directly to the applicable taxing authorities. During the three months ended March 31, 2016, we withheld 91,412 common shares to satisfy these minimum statutory tax-withholding obligations and delivered $1.3 million to Windstream for remittance to the applicable taxing authorities.

Lease Amendment – During the quarter ended March 31, 2016, we amended the Master Lease with Windstream (the “Master Lease Amendment”) to allow for the transfer of ownership rights or exchanges of indefeasible rights of use (an “IRU”) and other long term rights in certain fiber and associated assets constituting leased property under the Master Lease. We will enter into such transactions pursuant to certain fiber exchange agreements under which we will grant to a third party ownership rights in certain fiber assets or an IRU in certain fiber assets that constitute leased property under the Master Lease in exchange for Uniti receiving ownership rights in certain fiber assets or an IRU in certain fiber assets of the third party, which we will then lease to Windstream as leased property under the Master Lease. Under the terms of the Master Lease Amendment, Windstream is responsible for any taxes imposed on Uniti related to the sale, exchange or other disposition of the fiber assets delivered to a third party or the granting of rights to the leased property that arise from fiber exchange agreements. As of March 31, 2016, no such transactions had been consummated. The Master Lease Amendment also permits us to install, own and operate certain wireless communication towers, antennas and related equipment on designated portions of the leased property.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The earnings per share impact of the Company’s 3% Convertible Preferred Stock, $0.0001 par value (“Series A Shares”), issued in connection with the acquisition of PEG Bandwidth, LLC, is calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provide Uniti the option to cash or share settle the instrument, and it is our policy to settle the instrument in cash upon conversion.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
(Thousands, except per share data)	2017	2016
Basic earnings per share:
Numerator:
Net (loss) income	$(20,000)	$8,036
Less: Income allocated to participating securities	(387)	(355)
Dividends declared on convertible preferred stock	(656)	-
Amortization of discount on convertible preferred stock	(745)	-
Net (loss) income applicable to common shares	$(21,788)	$7,681
Denominator:
Basic weighted-average common shares outstanding	155,184	149,918
Basic (loss) earnings per common share	$(0.14)	$0.05

	Three Months Ended March 31,
(Thousands, except per share data)	2017	2016
Diluted earnings per share:
Numerator:
Net (loss) income	$(20,000)	$8,036
Less: Income allocated to participating securities	(387)	(355)
Dividends declared on convertible preferred stock	(656)	-
Amortization of discount on convertible preferred stock	(745)	-
Net (loss) income applicable to common shares	$(21,788)	$7,681
Denominator:
Basic weighted-average common shares outstanding	155,184	149,918
Effect of dilutive non-participating securities	-	66
Weighted-average shares for dilutive earnings per common share	155,184	149,984
Dilutive (loss) earnings per common share	$(0.14)	$0.05

For the three months ended March 31, 2017, 382,019 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

Note 11. Segment Information

Effective in the first quarter of 2017, our management, including our chief executive officer, who is our chief operating decision maker, commenced managing our operations as four reportable segments in addition to our corporate operations and include:

Leasing: Represents our REIT operations and includes the results from our leasing programs, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing back to anchor customers on either an exclusive or shared-tenant basis.

Fiber Infrastructure: Represents the operations of Uniti Fiber, which is a leading provider of infrastructure solutions including cell site backhaul and dark fiber, to the telecommunications industry.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Towers: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate in the United States and Latin America.

Consumer CLEC: Represents the operations of Talk America Services (“Talk America”) through which we operate the Consumer CLEC Business, that prior to the Spin-Off was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long distance services to customers in the eastern and central United States.

Corporate: Represents our corporate and back office functions. Certain costs and expenses, primarily related to headcount, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

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

The Company’s business segment information is presented below. Prior year information has been recast to conform to the current year presentation.

	Three Months Ended March 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate		Subtotal of Reportable Segments
Revenues	$170,306	$34,812	$1,428	$4,927	$-		$211,473

Adjusted EBITDA	$170,060	$11,567	$(735)	$1,166	$(5,056)		$177,002
Less:
Interest expense							73,365
Depreciation and amortization	86,506	13,221	886	652	96		101,361
Other expense							11,339
Transaction related costs							9,684
Stock-based compensation							1,632
Income tax expense							(379)
Net loss							$(20,000)

Capital expenditures(1)	$-	$14,502	$72,203	$-		$39	$86,744

(1)Segment capital expenditures represents capital expenditures, NMS asset acquisition and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended March 31, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$168,613	$-	$28	6,034	$-	$174,675

Adjusted EBITDA	$168,208	$-	$(302)	$1,332	$(3,529)	$165,709
Less:
Interest expense						66,049
Depreciation and amortization	85,403		30	814	93	86,340
Other expense						-
Transaction related costs						3,910
Stock-based compensation						930
Income tax expense						444
Net income						$8,036

Capital expenditures(1)	$-	$-	$1,347	$-	$77	$1,424

(1)Segment capital expenditures represents capital expenditures and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

Total assets by business segment as of March 31, 2017 and December 31, 2016 are as follows:

(Thousands)	March 31, 2017	December 31, 2016
Leasing	$2,175,234	$2,238,517
Fiber Infrastructure	925,379	914,082
Towers	129,853	18,004
Consumer CLEC	14,634	14,239
Corporate	35,577	133,910
Total of reportable segments	$3,280,677	$3,318,752

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

Under the terms of the Tax Matters Agreement entered into with Windstream in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Internal Revenue Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our consolidated balance sheet.

Note 13. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three months ended March 31, 2017:

(Thousands)	Currency Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedge	Total
Beginning balance at December 31, 2016	$(267)	$(6,102)	$(6,369)
Other comprehensive income (loss) before reclassifications	4,875	(7,061)	(2,186)
Amounts reclassified from accumulated other comprehensive income	-	11,627	11,627
Ending balance at March 31, 2017	$4,608	$(1,536)	$3,072

Note 14. Supplemental Guarantor Information

Pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is required to provide condensed consolidating financial information for CSL Capital and the Guarantors because the Exchange Notes (see Note 8) and the guarantees thereof were registered with the SEC under the Securities Act. Although the Exchange Notes are no longer registered with the SEC, we are required by SEC rules to provide the information contained in this footnote so long as the Exchange Notes remain outstanding.

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

Certain amounts in the Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2016, have been revised to correct immaterial errors. Specifically, immaterial adjustments were made to properly reflect the Guarantor’s proportionate share in earnings from consolidated subsidiaries of Non-Guarantor entities. These adjustments have no impact on the consolidated results of the Company.

During the first quarter of 2017, certain Non-Guarantor entities became Guarantor entities. Prior year information has been retrospectively revised based on the structure that existed at March 31, 2017.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The following information summarizes our Condensed Consolidating Balance Sheets as of March 31, 2017 and December 31, 2016, Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, and the Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2017 and 2016:

	Condensed Consolidating Balance Sheet As of March 31, 2017
(Thousands)	Uniti	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$—	$—	$1,953,848	$718,501	$—	$2,672,349
Cash and cash equivalents	36,179	—	15,779	16,768	—	68,726
Accounts receivable, net	(3)	—	10,862	6,377	—	17,236
Affiliate receivable	—	—	125	—	(125)	—
Goodwill	—	—	145,054	117,032	—	262,086
Intangible assets, net	—	—	36,511	177,550	—	214,061
Straight-line revenue receivable	—	—	33,406	—	—	33,406
Investment in consolidated subsidiaries	2,792,306	1,958,252	818,922	-	(5,569,480)	-
Other assets	1,202	—	7,103	4,508	—	12,813
Total Assets	$2,829,684	$1,958,252	$3,021,610	$1,040,736	$(5,569,605)	$3,280,677
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$25	$—	$26,915	$29,083	$—	$56,023
Accrued interest payable	65,715	65,715	—	—	(65,715)	65,715
Deferred revenue	—	—	176,885	116,994	—	293,879
Derivative liability	1,536	1,536	—	—	(1,536)	1,536
Affiliate payable	—	—	—	125	(125)	—
Dividends payable	94,810	—	—	—	—	94,810
Deferred income taxes	—	—	1,978	45,070	—	47,048
Capital lease obligations	—	—	47,661	6,407	—	54,068
Contingent consideration	90,719	—	—	—	—	90,719
Notes and other debt, net	4,003,792	4,003,792	—	—	(4,003,792)	4,003,792
Total liabilities	4,256,597	4,071,043	253,439	197,679	(4,071,168)	4,707,590

Convertible preferred stock	81,296	—	—	—	—	81,296

Shareholders' Deficit:
Common stock	16	—	—	—	—	16
Additional paid-in capital	141,503	—	—	—	—	141,503
Accumulated other comprehensive income	3,072	(1,536)	—	4,608	(3,072)	3,072
Distributions in excess of earnings	(1,652,800)	(2,111,255)	2,768,171	838,449	(1,495,365)	(1,652,800)
Total shareholders' deficit	(1,508,209)	(2,112,791)	2,768,171	843,057	(1,498,437)	(1,508,209)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$2,829,684	$1,958,252	$3,021,610	$1,040,736	$(5,569,605)	$3,280,677

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Balance Sheet As of December 31, 2016
(Thousands)	Uniti	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$—	$—	$1,990,526	$679,511	$—	$2,670,037
Cash and cash equivalents	131,145	—	32,426	8,183	—	171,754
Accounts receivable, net	(3)	—	9,034	6,250	—	15,281
Affiliate receivable	—	—	107	—	(107)	—
Goodwill	—	—	145,054	117,280	—	262,334
Intangible assets, net	—	—	37,033	123,551	—	160,584
Straight-line revenue receivable	—	—	29,084	4	—	29,088
Investment in consolidated subsidiaries	2,801,234	2,036,717	763,522	-	(5,601,473)	-
Other assets	1,066	—	6,599	2,009	—	9,674
Total Assets	$2,933,442	$2,036,717	$3,013,385	$936,788	$(5,601,580)	$3,318,752
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$—	$—	$25,865	$15,112	$—	$40,977
Accrued interest payable	27,812	27,812	—	—	(27,812)	27,812
Deferred revenue	—	—	157,857	103,547	—	261,404
Derivative liability	6,102	6,102	—	—	(6,102)	6,102
Affiliate payable	—	—	—	107	(107)	—
Dividends payable	94,607	—	—	—	—	94,607
Deferred income taxes	—	—	1,603	26,791	—	28,394
Capital lease obligations	—	—	47,977	6,558	—	54,535
Contingent consideration	98,600	—	—	—	—	98,600
Notes and other debt, net	4,028,214	4,028,214	—	—	(4,028,214)	4,028,214
Total liabilities	4,255,335	4,062,128	233,302	152,115	(4,062,235)	4,640,645

Convertible preferred stock	80,552	—	—	—	—	80,552

Shareholders' Deficit:
Common stock	15	—	—	—	—	15
Additional paid-in capital	141,092	—	—	—	—	141,092
Accumulated other comprehensive income	(6,369)	(6,102)	—	(267)	6,369	(6,369)
Distributions in excess of earnings	(1,537,183)	(2,019,309)	2,780,083	784,940	(1,545,714)	(1,537,183)
Total shareholders' deficit	(1,402,445)	(2,025,411)	2,780,083	784,673	(1,539,345)	(1,402,445)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$2,933,442	$2,036,717	$3,013,385	$936,788	$(5,601,580)	$3,318,752

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income (Loss) For the Three Months Ended March 31, 2017
(Thousands)	Uniti	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$169,335	$971	$—	$170,306
Fiber Infrastructure	—	—	24,780	10,032	—	34,812
Tower	—	—	326	1,102	—	1,428
Consumer CLEC	—	—	—	4,927	—	4,927
Total revenues	—	—	194,441	17,032	—	211,473
Costs and Expenses:
Interest expense	70,372	72,247	2,693	300	(72,247)	73,365
Depreciation and amortization	—	—	72,890	28,471	—	101,361
General and administrative expense	1,628	—	10,260	2,090	—	13,978
Operating expense (exclusive of depreciation, accretion and amortization)	—	—	12,819	9,306	—	22,125
Transaction related costs	—	—	8,597	1,087	—	9,684
Other expenses, net	10,910	—	429	—	—	11,339
Total costs and expenses	82,910	72,247	107,688	41,254	(72,247)	231,852
Earnings (loss) from consolidated subsidiaries	62,910	69,358	(23,703)	—	(108,565)	—
(Loss) income before income taxes	(20,000)	(2,889)	63,050	(24,222)	(36,318)	(20,379)
Income tax expense	—	—	556	(935)	—	(379)
Net (loss) income	$(20,000)	$(2,889)	$62,494	$(23,287)	$(36,318)	$(20,000)

Comprehensive (loss) income	$(10,559)	$1,677	$62,494	$(18,412)	$(45,759)	$(10,559)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Comprehensive Income (Loss) For the Three Months Ended March 31, 2016
(Thousands)	Uniti	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues:
Leasing	$—	$—	$168,266	$347	$—	$168,613
Fiber Infrastructure	—	—	—	—	—	—
Tower	—	—	28	—	—	28
Consumer CLEC	—	—	—	6,034	—	6,034
Total revenues	—	—	168,294	6,381	—	174,675
Costs and Expenses:
Interest expense	66,145	66,145	(96)	—	(66,145)	66,049
Depreciation and amortization	—	—	64,089	22,251	—	86,340
General and administrative expense	930	—	4,163	96	—	5,189
Operating expense (exclusive of depreciation, accretion and amortization)	—	—	—	4,707	—	4,707
Transaction related costs	—	—	3,910	—	—	3,910
Total costs and expenses	67,075	66,145	72,066	27,054	(66,145)	166,195
Earnings (loss) from consolidated subsidiaries	75,111	75,214	(21,191)	—	(129,134)	—
Income (loss) before income taxes	8,036	9,069	75,037	(20,673)	(62,989)	8,480
Income tax expense	—	—	248	196	—	444
Net income (loss)	$8,036	$9,069	$74,789	$(20,869)	$(62,989)	$8,036

Comprehensive income (loss)	$(32,326)	$(31,373)	$74,789	$(20,789)	$(22,627)	$(32,326)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2017
(Thousands)	Uniti	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$49,390	$—	$150,115	$5,195	$(76,498)	$128,202

Cash flow from investing activities
Acquisition of businesses, net of cash acquired	—	—	—	248	—	248
Acquisition of ground lease investments	—	—	(7,191)	—	—	(7,191)
NMS asset acquisition (Note 3)	—	—	—	(64,622)	—	(64,622)
Capital expenditures	—	—	(5,641)	(9,290)	—	(14,931)
Net cash used in investing activities	—	—	(12,832)	(73,664)	—	(86,496)

Cash flow from financing activities
Principal payment on debt	(5,270)	—	—	—	—	(5,270)
Dividends paid	(94,133)	—	—	—	—	(94,133)
Borrowings under revolving credit facility	25,000	—	—	—	—	25,000
Payments under revolving credit facility	(25,000)	—	—	—	—	(25,000)
Capital lease payments	—	—	(520)	(152)	—	(672)
Deferred financing costs	(24,418)	—	—	—	—	(24,418)
Common stock issuance, net of costs	(54)	—	—	—	—	(54)
Payments of contingent consideration	(18,791)					(18,791)
Net share settlement	(1,690)	—	—	—	—	(1,690)
Intercompany transactions, net	—	—	(153,410)	76,912	76,498	—
Net cash (used in) provided by financing activities	(144,356)	—	(153,930)	76,760	76,498	(145,028)

Effect of exchange rates on cash and cash equivalents	—	—	—	294	—	294

Net increase in cash and cash equivalents	(94,966)	—	(16,647)	8,585	—	(103,028)
Cash and cash equivalents, December 31, 2016	131,145	—	32,426	8,183	—	171,754
Cash and cash equivalents, March 31, 2017	$36,179	$—	$15,779	$16,768	$—	$68,726

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Condensed Consolidating Statement of Cash Flows For the three months ended March 31, 2016
(Thousands)	Uniti	CSL Capital	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flow from operating activities
Net cash provided by (used in) operating activities	$97,665	$—	$153,550	$1,181	$(130,695)	$121,701

Cash flow from investing activities
Acquisition of businesses, net of cash acquired	—	—	—	111	—	111
Acquisition of ground lease investments			(1,347)	—		(1,347)
Capital expenditures	—	—	(77)	—	—	(77)
Net cash used in investing activities	—	—	(1,424)	111	—	(1,313)

Cash flow from financing activities
Principal payment on debt	(6,044)	—	—	—	—	(6,044)
Net share settlement	(1,266)					(1,266)
Dividends Paid	(90,314)	—	—	—	—	(90,314)
Intercompany transactions, net	—	—	(132,165)	1,470	130,695	—
Net cash (used in) provided by financing activities	(97,624)	—	(132,165)	1,470	130,695	(97,624)

Effect of exchange rates on cash and cash equivalents	—	—	—	78	—	78

Net increase in cash and cash equivalents	41	—	19,961	2,840	—	22,842
Cash and cash equivalents, December 31, 2015	17	—	140,197	2,284	—	142,498
Cash and cash equivalents, March 31, 2016	$58	$—	$160,158	$5,124	$—	$165,340

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 15. Subsequent Events

On April 25, 2017, we issued 19.5 million shares of our common stock, generating proceeds of approximately $518 million, before underwriter discounts and transaction costs. The Company intends to use the proceeds from this offering to fund a portion of the cash consideration payable in connection with the previously announced acquisitions of Southern Light, LLC (“Southern Light”) and Hunt Telecommunications LLC.

On April 24, 2017, we, along with CSL Capital and Uniti Fiber Holdings Inc., announced the pricing of an offering of $200 million aggregate principal amount of 7.125% senior notes due 2024. The notes will be jointly and severally issued by Uniti Group, Inc., CSL Capital and Uniti Fiber Holdings Inc. at an issue price of 100.500%, plus accrued interest from December 15, 2016. Proceeds from the offering will be used to fund a portion of the cash consideration payable in connection with the previously announced acquisition of Southern Light.  The indenture governing these notes contains a mandatory redemption feature, whereby we will be required to redeem the notes at issue price plus accrued interest if the Southern Light acquisition is not completed by October 14, 2017.

On April 10, 2017, we announced a definitive agreement to acquire Southern Light for initial consideration of $700 million, consisting of $635 million in cash, subject to certain adjustments set forth in the transaction documents, and the issuance of 2.5 million operating partnership units. Southern Light is a leading provider of data transport services along the Gulf Coast region serving twelve attractive Tier II and Tier III markets across Florida, Alabama, Louisiana, and Mississippi. The transaction is expected to close during the third quarter of 2017 and is subject to regulatory approvals and other customary terms and conditions.

On April 28 2017, we amended the Credit Agreement to increase the commitments under our Revolving Credit Facility from $500 million to $750 million. Other terms of the revolving credit agreement remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2017. This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

Overview

Company Description

On April 24, 2015, Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”), formerly known as Communications Sales & Leasing, Inc., completed the Spin-Off from Windstream pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business (“Talk America”) to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into the Master Lease with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which substantially all of our leasing revenues are currently derived.

We are an independent, internally managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease. We have elected to treat the subsidiaries through which we operate our fiber business (“Uniti Fiber”) and Talk America as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that do not result in income that would be qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

We manage our operations as four reportable business segments in addition to our corporate operations:

Leasing: Represents our REIT operations and includes the results from our leasing programs, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis.

Fiber Infrastructure: Represents the operations of Uniti Fiber, which is a leading provider of infrastructure solutions including cell site backhaul and dark fiber, to the telecommunications industry.

Towers: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate in the United States and Latin America

Consumer CLEC: Represents the operations of Talk America Services (“Talk America”) through which we operate the Consumer CLEC Business, that prior to the Spin-Off was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long distance services to customers in the eastern and central United States.

Corporate: Represents our corporate and back office functions. Certain costs and expenses, primarily related to headcount, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

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

Significant Quarterly Business Developments

Acquisition of Southern Light, LLC. On April 10, 2017, we announced a definitive agreement to acquire Southern Light, LLC (“Southern Light”) for initial consideration of $700 million, consisting of $635 million in cash, subject to certain adjustments set forth in the transaction documents, and the issuance of 2.5 million operating partnership units. Southern Light is a leading provider of data transport services along the Gulf Coast region serving twelve attractive Tier II and Tier III markets across Florida, Alabama, Louisiana, and Mississippi. Southern Light’s dense regional fiber network comprises nearly 540,000 fiber strand miles, 5,700 fiber route miles, and over 4,500 on-net locations. The transaction is expected to close during the third quarter of 2017 and is subject to regulatory approvals and other customary terms and conditions.

Acquisition of Hunt Telecommunications, LLC. On February 23, 2017, we announced a definitive agreement to acquire Hunt Telecommunications, LLC (“Hunt”) for initial consideration of $114.5 million in cash and approximately 2 million operating partnership units. Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana. The transaction is expected to close during the third quarter of 2017 and is subject to regulatory approvals and other customary terms and conditions.

Acquisition of NMS. On January 31, 2017, we completed the previously announced acquisition of Network Management Holdings LTD (‘‘NMS’’). At close, NMS owned and operated 366 wireless communications towers in Latin America with an additional 105 build to suit tower sites under development. The NMS portfolio spans three Latin America countries with 212 towers in Mexico, 54 towers in Nicaragua, and 100 towers in Colombia. The consideration for the 366 wireless towers currently in operation was $62.6 million, which was funded through cash on hand. Under the terms of the purchase agreement, we will acquire the towers under development when construction is completed, of which we acquired 24 completed towers on March 15, 2017 for approximately $2.1 million.

Comparison of the three months ended March 31, 2017 and 2016

Beginning in the first quarter of 2017, the Company manages and reports our operations in four reportable segments: Leasing, Fiber Infrastructure, Towers, and Consumer CLEC. Prior period data has been reclassified to conform to the current period presentation.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2017		2016
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$170,306	80.5%	$168,613	96.5%
Fiber Infrastructure	34,812	16.5%	-	0.0%
Tower	1,428	0.7%	28	0.0%
Consumer CLEC	4,927	2.3%	6,034	3.5%
Total revenues	211,473	100.0%	174,675	100.0%
Costs and Expenses:
Interest expense	73,365	34.7%	66,049	37.8%
Depreciation and amortization	101,361	47.9%	86,340	49.4%
General and administrative expense	13,978	6.6%	5,189	3.0%
Operating expense	22,125	10.5%	4,707	2.7%
Transaction related costs	9,684	4.6%	3,910	2.2%
Other expense	11,339	5.4%	-	0.0%
Total costs and expenses	231,852	109.6%	166,195	95.1%
(Loss) income before income taxes	(20,379)	(9.6%)	8,480	4.9%
Income tax (benefit) expense	(379)	(0.2%)	444	0.3%
Net (loss) income	(20,000)	(9.5%)	8,036	4.6%
Participating securities' share in earnings	(387)	(0.2%)	(355)	(0.2%)
Dividends declared on convertible preferred stock	(656)	(0.3%)	-	0.0%
Amortization of discount on convertible preferred stock	(745)	(0.4%)	-	0.0%
Net (loss) income applicable to common shareholders	$(21,788)	(10.3%)	$7,681	4.4%

Revenues

Leasing - Leasing revenues are attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease.

The Master Lease provides that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacement to the Distribution Systems, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, thus we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets.

For the three months ended March 31, 2017, we recognized $170.3 million of revenue from rents under the Master Lease, which included $4.3 million of straight-line revenues and $2.6 million of TCI revenue. For the three months ended March 31, 2016, we recognized $168.6 million of revenues from the Master Lease, which included $4.3 million of straight-line rent revenue, and $0.9 million of TCI revenue.

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

Fiber Infrastructure – For the three months ended March 31, 2017 we recognized $34.8 million of revenue, approximately 70% of which was derived from lit backhaul services. No revenue was recognized during the three months ended March 31, 2016 as we had not yet closed on the acquisitions of companies that comprise our Uniti Fiber business. At March 31, 2017, we had approximately 5,500 customer connections.

Towers - For the three months ended March 31, 2017, we recognized $1.4 million of revenue, of which $1.1 million relates to our Latin American operations, primarily driven by revenues associated with our January 2017 acquisition of NMS.

Consumer CLEC - For the three months ended March 31, 2017, we recognized $4.9 million of revenue from the Consumer CLEC Business, compared to $6.0 million for the three months ended March 31, 2016. The decrease is due to the effects of competition and customer attrition, as we served 34,800 customers as of March 31, 2017, a 20% decrease from 43,500 customers served at March 31, 2016.

Interest Expense

Interest expense for the three months ended March 31, 2017, totaled $73.4 million, which includes non-cash interest expense of $5.3 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the three months ended March 31, 2016, totaled $66.0 million, which includes non-cash interest expense of $3.8 million resulting from the amortization of our debt discounts and debt issuance costs. The 11.3% increase is primarily related to interest expense on the add-on Secured Notes, and 2024 Notes (December issuance) of $7.1 million, which were not incurred in the prior year. This increase was partially offset by approximately $3.8 million of interest savings related to the two repricings of $2.1 billion of term loans outstanding under our senior secured credit agreement. Effective February 9, 2017, interest on the term loans was LIBOR plus 3.00% per annum (with a minimum LIBOR rate of 1.0%), compared to LIBOR plus 4.0% per annum (with a minimum LIBOR rate of 1.0%) for the three months ended March 31, 2016.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended March 31, 2017 totaled $101.4 million, which included property, plant and equipment depreciation of $93.3 million, corporate asset depreciation of $5.6 million and intangible asset amortization of $2.5 million. Charges for depreciation and amortization for the three months ended March 31, 2016 totaled $86.3 million, which included property, plant and equipment depreciation of $85.4 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $0.8 million. The increase is primarily due to $13.2 million of depreciation and amortization expense related to Uniti Fiber, which was not in operation during the first quarter of 2016.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended March 31, 2017, general and administrative costs totaled $14.0 million (6.6% of revenue), which includes $1.6 million of stock-based compensation expense. For the three months ended March 31, 2016, general and administrative costs totaled $5.2 million (3.0% of revenue), which includes $0.9 million of stock-based compensation expense. The increase is primarily due to $5.9 million of expense related to Uniti Fiber, which was not in operation during the first quarter of 2016.

Operating Expense

Operating expense for the three months ended March 31, 2017, totaled $22.1 million (10.5% of revenue), and consisted of $3.8 million (1.8% of revenue) of expense related to the operation of the Consumer CLEC Business and $17.6 million (8.4% of revenue) of expense related to Uniti Fiber operations. For the three months ended March 31, 2016, operating expenses totaled $4.7 million (2.7% of revenue), which related to the operation of the Consumer CLEC Business.

For the three months ended March 31, 2017, Fiber Infrastructure operating expenses included $3.3 million of payroll related expense, $2.8 million of tower rent, $1.8 million of lit service expense and $1.7 million of maintenance expense.

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Master Services Agreement and the Master Services Agreement entered between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Master Services Agreement and Master Services Agreement for the three months ended March 31, 2017 totaled $2.8 million (1.4% of revenue) and $0.4 million (0.2% of revenue), respectively, and expense associated with the Wholesale Master Services Agreement and the Master Services Agreement for the three months ended March 31, 2016 totaled $3.4 million (1.9% of revenue) and $0.4 million (0.3% of revenue), respectively.

Other Expense

Other expense for the three months ended March 31, 2017, totaled $11.3 million (5.4% of revenue), primarily as a result of an unrealized loss of $10.9 million for mark-to-market adjustments on our contingent consideration.

Reportable Segments

The following tables set forth, for the three months ended March 31, 2017 and 2016, revenues and Adjusted EBITDA of our reportable segments:

	Three Months Ended March 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$170,306	$34,812	$1,428	$4,927	$-	$211,473

Adjusted EBITDA	$170,060	$11,567	$(735)	$1,166	$(5,056)	$177,002
Less:
Interest expense						73,365
Depreciation and amortization	86,506	13,221	886	652	96	101,361
Other expense						11,339
Transaction related costs						9,684
Stock-based compensation						1,632
Income tax expense						(379)
Net loss						$(20,000)

	Three Months Ended March 31, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$168,613	$-	$28	6,034	$-	$174,675

Adjusted EBITDA	$168,208	$-	$(302)	$1,332	$(3,529)	$165,709
Less:
Interest expense						66,049
Depreciation and amortization	85,403		30	814	93	86,340
Other expense						-
Transaction related costs						3,910
Stock-based compensation						930
Income tax expense						444
Net income						$8,036

Non-GAAP Financial Measures

We refer to EBITDA, Adjusted EBITDA, Funds From Operations ("FFO") (as defined by the National Association of Real Estate Investment Trusts ("NAREIT")), Normalized Funds from Operations ("NFFO") and Adjusted Funds From Operations ("AFFO") in our analysis of our results of operations, which are not required by, or presented in accordance with, accounting principles generally accepted in the United States ("GAAP"). While we believe that net income, as defined by GAAP, is the most appropriate earnings measure, we also believe that EBITDA, Adjusted EBITDA, FFO, NFFO and AFFO are important non-GAAP supplemental measures of operating performance for a REIT.

We define "EBITDA" as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define "Adjusted EBITDA" as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs (collectively, "transaction related costs"), the write-off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items (although we may not have had such charges in the periods presented). We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as an alternative to net income determined in accordance with GAAP.

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

We define NFFO, as FFO excluding the impact, which may be recurring in nature, of transaction and integration related costs. We define AFFO as NFFO excluding (i) noncash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight-line revenues, and revenue associated with the amortization of tenant funded capital improvements ("TCIs") and (ii) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and similar items less maintenance capital expenditures. We believe that the use of FFO, NFFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO, NFFO and AFFO to be useful measures for reviewing comparative operating and financial performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. We use FFO, NFFO and AFFO, and their respective per share amounts, as performance measures, and FFO, NFFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO, NFFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO, NFFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA, NFFO and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income applicable to common shareholders to FFO, NFFO and AFFO for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(Thousands)	2017	2016
Net (loss) income	$(20,000)	$8,036
Depreciation and amortization	101,361	86,340
Interest expense	73,365	66,049
Income tax (benefit) expense	(379)	444
EBITDA	$154,347	$160,869
Stock based compensation	1,632	930
Other expense	11,339	-
Transaction related costs	9,684	3,910
Adjusted EBITDA	$177,002	$165,709

	Three Months Ended March 31,
(Thousands)	2017	2016
Net (loss) income attributable to common shareholders	$(21,788)	$7,681
Real estate depreciation and amortization	91,014	85,501
Participating securities share in earnings	387	355
Participating securities share in FFO	(387)	(368)
FFO applicable to common shareholders	$69,226	$93,169
Transaction related costs	9,684	3,910
NFFO applicable to common shareholders	78,910	97,079
Changes in fair value of contingent consideration	10,910	-
Amortization of deferred financing costs	2,487	1,818
Amortization of debt discount	2,778	1,946
Stock based compensation	1,632	930
Non-real estate depreciation and amortization	10,347	839
Straight-line revenue	(3,629)	(4,322)
Maintenance capital expenditures	(536)	-
Amortization of discount on convertible preferred stock	745	-
Other non-cash (revenue) expense, net	(3,328)	(817)
AFFO applicable to common shareholders	$100,316	$97,473

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with SEC on February 23, 2017. As of March 31, 2017, there has been no material change to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities, and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), borrowings under our Credit Agreement, and proceeds from the issuance of debt and equity securities. As of March 31, 2017, we had cash and cash equivalents of $68.7 million and $500 million of undrawn borrowing capacity under the Revolving Credit Facility.

Cash provided by operating activities was $128.2 million for the three months ended March 31, 2017, which was driven by favorable changes in working capital, primarily attributable to our leasing activities.

Cash used in investing activities was $86.5 million for the three months ended March 31, 2017, which was driven by the acquisition of NMS ($62.6 million) and capital expenditures ($23.9 million).

Cash used in financing activities was $145.0 million for the three months ended March 31, 2017, which was driven by dividend payments ($94.1 million), deferred financing costs related to the term loan repricing ($24.4 million), contingent consideration payments ($18.8 million), and principal payments related to the Term Loan Facility ($5.3 million).

On February 9, 2017, we completed a second repricing of our Term Loan Facility. The repricing (i) decreased the interest rate margin by an additional 50 basis points to LIBOR plus 3.00% per annum with a minimum LIBOR rate of 1.0% and (ii) will, together with the repricing in October 2016, reduce our cash interest costs by $10 million annually. Our interest rate swap agreements are unaffected by this repricing and effectively fix the interest rate on our Term Loan Facility at 5.1%.

On April 24, 2017, we, along with CSL Capital and Uniti Fiber Holdings Inc., announced the pricing of an offering of $200 million aggregate principal amount of 7.125% senior notes due 2024. The notes will be jointly and severally issued by Uniti Group, Inc., CSL Capital and Uniti Fiber Holdings Inc. at an issue price of 100.500%, plus accrued interest from December 15, 2016. Proceeds from the offering will be used to fund a portion of the cash consideration payable in connection with the previously announced acquisition of Southern Light.  The indenture governing these notes contains a mandatory redemption feature, whereby we will be required to redeem the notes at issue price plus accrued interest if the Southern Light acquisition is not completed by October 14, 2017.

On April 25, 2017, we issued 19.5 million shares of our common stock, generating proceeds of approximately $518 million, before underwriter discounts and transaction costs. The Company intends to use the proceeds from this offering to fund a portion of the cash consideration payable in connection with the previously announced acquisitions of Southern Light and Hunt.

On April 28, 2017, we amended the Credit Agreement to increase the commitments under our Revolving Credit Facility to $750 million.

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the quarter ended March 31, 2017, no sales were made under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. While we have not used the program to date, we currently intend to utilize the program when we believe the price we can obtain for our common stock is attractive. In addition, our UPREIT structure, once in place, will also enable us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership. We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends. We intend to issue limited partnership interests as part of the acquisition consideration for our pending acquisitions of Hunt and Southern Light.

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

Contractual Obligations

As of March 31, 2017, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt (a)	$21	$42	$42	$4,058	$4,163
Interest payments on long-term debt obligations (b)	238	474	470	361	1,543
Operating leases	14	17	6	5	42
Capital Leases	7	14	13	59	93
Network deployment (c)	64	-	-	-	64
Total projected obligations and commitments (d)	$344	$547	$531	$4,483	$5,905

(a)	Excludes $158.9 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(d)	Excludes $1.5 million of derivative liability related to interest rate swaps maturing on October 24, 2022.

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

On April 14, 2017, we paid, to shareholders of record as of the close of business on March 31, 2017, a cash dividend on our common stock of $0.60 per share for the period from January 1, 2017 through March 31, 2017.

On January 13, 2017, we paid, to shareholders of record as of the close of business on December 30, 2016, a cash dividend on our common stock of $0.60 per share for the period from October 1, 2016 through December 31, 2016.

Capital Expenditures

We anticipate incurring total capital expenditures related to the Uniti Fiber business of $70 million to $85 million during 2017, driven by network deployment. As of March 31, 2017, we have incurred approximately $14.5 million of such expenditures.

We anticipate incurring total capital expenditures related to the Uniti Towers business of $25 million to $30 million during 2017, driven by network deployment. As of March 31, 2017, we have incurred approximately $9.7 million of such expenditures.

We do not anticipate incurring significant capital expenditures on an annual basis in connection with corporate assets or operating our Consumer CLEC Business.

Recent Accounting Guidance

New accounting rules and disclosures can impact our reported results and comparability of our financial statements. These matters are described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" ("ASU 2017-04”), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. We adopted ASU 2017-04 effective January 1, 2017, and there was no material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-01 effective January 1, 2017, with prospective application. As a result of the adoption of ASU 2017-01, the Company’s acquisition of Network Management Holdings LTD (“NMS”) (see Note 3) was determined to be an asset acquisition. Transaction cost associated with our real property interest investments are now capitalized as opposed to be recorded as an expense prior to adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), hich sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements by reviewing its existing operating lease contracts, where we are the lessee and service contracts that may include embedded leases. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets, the extent of the impact of a gross-up is under evaluation. The Company does not anticipate material changes to the recognition of operating lease expense in its Consolidated Statements of Income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 23, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below provides information regarding shares withheld from Uniti employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted stock granted under the Uniti Group Inc. 2015 Equity Incentive Plan. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	522	$26.27	—	—
February 1, 2017 to February 29, 2017	13,940	28.97	—	—
March 1, 2017 to March 31, 2017	8,081	26.02	—	—
Total	22,543	$27.85	—	—

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
2.1

Membership Interests Purchase Agreement, dated April 7, 2017, by and among Uniti Group Inc., Uniti Fiber Holdings Inc. and SLF Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 7, 2017 and filed with the SEC as of April 11, 2017 (File No. 001-36708))**

3.1

Articles of Amendment and Restatement of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708))

3.2

Articles of Amendment of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of February 22, 2017 and filed with the SEC as of February 28, 2017 (File No. 001-36708))

3.3

Amended and Restated Bylaws of Uniti Group Inc., as amended May 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

10.1*	Communications Sales & Leasing, Inc. 2016 Short Term Incentive Plan***

10.2*	Communications Sales & Leasing, Inc. 2017 Short Term Incentive Plan****

10.3

Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

10.4

Amendment No. 3 to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

21.1*	List of Subsidiaries of Uniti Group Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Schedules to the agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule upon the request of the Securities and Exchange Commission.

***

This exhibit was originally included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 12, 2016 with confidential treatment granted on a portion of the exhibit.  The confidential treatment order expired on April 30, 2017, and the full version of the exhibit is filed herewith.

****	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	May 4, 2017	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 4, 2017	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.1

Membership Interests Purchase Agreement, dated April 7, 2017, by and among Uniti Group Inc., Uniti Fiber Holdings Inc. and SLF Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 7, 2017 and filed with the SEC as of April 11, 2017 (File No. 001-36708))**

3.1

Articles of Amendment and Restatement of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708))

3.2

Articles of Amendment of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of February 22, 2017 and filed with the SEC as of February 28, 2017 (File No. 001-36708))

3.3

Amended and Restated Bylaws of Uniti Group Inc., as amended May 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

10.1*	Communications Sales & Leasing, Inc. 2016 Short Term Incentive Plan***

10.2*	Communications Sales & Leasing, Inc. 2017 Short Term Incentive Plan****

10.3

Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

10.4

Amendment No. 3 to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

21.1*	List of Subsidiaries of Uniti Group Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Schedules to the agreement have been omitted pursuant to Section 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule upon the request of the Securities and Exchange Commission.

***

This exhibit was originally included as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 12, 2016 with confidential treatment granted on a portion of the exhibit.  The confidential treatment order expired on April 30, 2017, and the full version of the exhibit is filed herewith.

****	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.