Form 10-Q
period 2017-06-30
Uniti Group Inc.
filed 2017-08-03
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, the registrant had 175,448,552 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the future growth and demand of the telecommunication industry; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the impact and integration of Hunt Telecommunications, LLC ("Hunt") and Southern Light, LLC ("Southern Light"), including expectations regarding operational synergies with Uniti Towers and Uniti Fiber; expectations regarding settling conversion of our 3% convertible preferred stock in cash upon conversion; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") or Hunt's achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding the amortization of intangible assets; and expectations regarding the payment of dividends.

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

•	our ability to renew, extend or retain our contracts or to obtain new contracts with significant customers (including customers of the businesses that we acquire);
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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Thousands, except par value)	June 30, 2017	December 31, 2016
Assets:
Property, plant and equipment, net	$2,689,500	$2,670,037
Cash and cash equivalents	934,096	171,754
Accounts receivable, net	12,737	15,281
Goodwill	262,086	262,334
Intangible assets, net	211,155	160,584
Straight-line revenue receivable	37,728	29,088
Other assets	13,859	9,674
Total Assets	$4,161,161	$3,318,752
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$68,222	$40,977
Accrued interest payable	28,037	27,812
Deferred revenue	371,707	261,404
Derivative liability	12,231	6,102
Dividends payable	106,709	94,607
Deferred income taxes	46,405	28,394
Capital lease obligations	54,770	54,535
Contingent consideration	92,833	98,600
Notes and other debt, net	4,439,245	4,028,214
Total liabilities	5,220,159	4,640,645

Commitments and contingencies (Note 13)

Convertible preferred stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	82,041	80,552

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 174,813 shares at June 30, 2017 and 155,139 at December 31, 2016	17	15
Additional paid-in capital	641,810	141,092
Accumulated other comprehensive loss	(7,500)	(6,369)
Distributions in excess of accumulated earnings	(1,775,366)	(1,537,183)
Total shareholders' deficit	(1,141,039)	(1,402,445)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$4,161,161	$3,318,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2017	2016	2017	2016
Revenues:
Leasing	$170,914	$168,966	$341,220	$337,579
Fiber Infrastructure	34,983	13,776	69,795	13,776
Tower	2,455	84	3,883	112
Consumer CLEC	4,661	5,747	9,588	11,781
Total revenues	213,013	188,573	424,486	363,248
Costs and expenses:
Interest expense	75,086	68,036	148,451	134,085
Depreciation and amortization	102,599	92,385	203,960	178,725
General and administrative expense	13,503	8,239	27,481	13,428
Operating expense (exclusive of depreciation and amortization)	21,961	9,911	44,086	14,618
Transaction related costs	14,017	11,210	23,701	15,120
Other expenses	2,232	-	13,571	-
Total costs and expenses	229,398	189,781	461,250	355,976

(Loss) income before income taxes	(16,385)	(1,208)	(36,764)	7,272
Income tax expense (benefit)	75	327	(304)	771
Net (loss) income	(16,460)	(1,535)	(36,460)	6,501
Participating securities' share in earnings	(381)	(402)	(768)	(757)
Dividends declared on convertible preferred stock	(656)	(438)	(1,312)	(438)
Amortization of discount on convertible preferred stock	(745)	(496)	(1,490)	(496)
Net (loss) income applicable to common shareholders	$(18,242)	$(2,871)	$(40,030)	$4,810

(Loss) earnings per common share:
Basic	$(0.11)	$(0.02)	$(0.25)	$0.03
Diluted	$(0.11)	$(0.02)	$(0.25)	$0.03

Weighted-average number of common shares outstanding
Basic	169,655	150,913	162,460	150,416
Diluted	169,655	150,913	162,460	150,661

Dividends declared per common share	$0.60	$0.60	$1.20	$1.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2017	2016	2017	2016
Net (loss) income	$(16,460)	$(1,535)	$(36,460)	$6,501
Other comprehensive loss:
Unrealized loss on derivative contracts	(10,695)	(21,019)	(6,129)	(61,461)
Changes in foreign currency translation	123	(159)	4,998	(79)
Other comprehensive loss	(10,572)	(21,178)	(1,131)	(61,540)

Comprehensive loss	$(27,032)	$(22,713)	$(37,591)	$(55,039)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	-	$-	149,862,459	$15	$1,392	$(5,427)	$(1,162,886)	$(1,166,906)
Net income	-	-	-	-	-	-	6,501	6,501
Issuance of common stock	-	-	3,202,160	-	79,151	-	-	79,151
Amortization of discount of convertible preferred stock	-	-	-	-	(496)	-	-	(496)
Other comprehensive loss	-	-	-	-	-	(61,540)	-	(61,540)
Common stock dividends	-	-	-	-	-	-	(182,956)	(182,956)
Convertible preferred stock dividends	-	-	-	-	-	-	(437)	(437)
Equity issuance cost	-	-	-	-	(110)	-	-	(110)
Net share settlement	-	-	-	-	(203)	-	(1,852)	(2,055)
Stock-based compensation	-	-	178,990	-	2,147	-	-	2,147
Balance at June 30, 2016	-	$-	153,243,609	$15	$81,881	$(66,967)	$(1,341,630)	$(1,326,701)

Balance at December 31, 2016	-	$-	155,138,637	$15	$141,092	$(6,369)	$(1,537,183)	$(1,402,445)
Net loss	-	-	-	-	-	-	(36,460)	(36,460)
Issuance of common stock	-	-	19,528,302	2	517,500	-	-	517,502
Amortization of discount on convertible preferred stock	-	-	-	-	(1,490)	-	-	(1,490)
Other comprehensive loss	-	-	-	-	-	(1,131)	-	(1,131)
Common stock dividends	-	-	-	-	-	-	(199,137)	(199,137)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,312)	(1,312)
Equity issuance cost	-	-	-	-	(18,525)	-	-	(18,525)
Net share settlement	-	-	-	-	(420)	-	(1,274)	(1,694)
Stock-based compensation	-	-	145,626	-	3,653	-	-	3,653
Balance at June 30, 2017	-	$-	174,812,565	$17	$641,810	$(7,500)	$(1,775,366)	$(1,141,039)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Thousands)	2017	2016
Cash flow from operating activities
Net (loss) income	$(36,460)	$6,501
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	203,960	178,725
Amortization of deferred financing costs	5,075	3,681
Amortization of debt discount	5,906	3,926
Deferred income taxes	(1,607)	(599)
Straight-line revenues	(7,248)	(8,627)
Stock-based compensation	3,653	2,147
Other	590	(6)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,468	485
Other assets	(2,671)	(2,104)
Change in fair value of contingent consideration	13,024	-
Accounts payable, accrued expenses and other liabilities	7,712	(318)
Net cash provided by operating activities	196,402	183,811
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	248	(316,133)
Acquisition of ground lease investments	(9,355)	(5,693)
NMS asset acquisitions (Note 3)	(67,924)	-
Capital expenditures - other	(46,234)	(3,759)
Net cash used in investing activities	(123,265)	(325,585)
Cash flow from financing activities
Principal payment on debt	(10,540)	(11,394)
Dividends paid	(188,347)	(180,694)
Payments of contingent consideration	(18,791)	-
Proceeds from issuance of Notes	201,000	148,875
Borrowings under revolving credit facility	360,000	321,000
Payments under revolving credit facility	(125,000)	(278,936)
Capital lease payments	(1,345)	(469)
Deferred financing costs	(25,411)	(2,998)
Common stock issuance, net of costs	498,977	54,836
Net share settlement	(1,694)	(2,055)
Net cash provided by financing activities	688,849	48,165
Effect of exchange rates on cash and cash equivalents	356	(76)
Net increase (decrease) in cash and cash equivalents	762,342	(93,685)
Cash and cash equivalents at beginning of period	171,754	142,498
Cash and cash equivalents at end of period	$934,096	$48,813
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$2,892	$1,188
Tenant capital improvements	$113,785	$70,603
Acquisition of businesses through non-cash consideration	$-	$102,881

The accompanying notes are an integral part of these condensed consolidated financial statements

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”), formerly known as Communications Sales and Leasing, Inc., was incorporated in the state of Maryland on September 4, 2014. We are an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. Effective the first quarter of 2017, we commenced managing our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency for future acquisitions of assets or entities.  As of June 30, 2017, we are the sole general partner of the Operating Partnership and own approximately 100% of the partnership interests in the Operating Partnership.

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

Income Taxes—We currently have recorded a $5.3 million liability for unrecognized tax benefits which was assumed in connection with the acquisition of Network Management Holdings, LTD (“NMS”). See Note 3. We have filed our initial U.S. federal and state income tax returns which are subject to examination.

Customer List Intangible Assets—Customer list intangible assets are presented in the financial statements at cost less accumulated amortization and are amortized using the straight-line over their estimated useful lives with the exception of the customer list intangible assets related to our Consumer CLEC Business, which were brought over at carry-over basis at the time of the Company’s spin-off from Windstream Holdings, Inc. in 2015 and is amortized using the sum-of-the-digits method over their estimated useful lives.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets—We review long-lived assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows.

Reclassifications—Certain amounts have been reclassified to conform with current year presentation. Following the acquisition of NMS in the first quarter of 2017, the Company manages and reports our operations in four reportable business segments: Leasing, Fiber Infrastructure, Towers and Consumer CLEC. Prior year information, including revenues on the Consolidated Statement of Income, has been recast to conform to the current year presentation. See Note 12.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Recently Issued Accounting Standards

In February 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the impacts the adoption of this accounting standard will have on our financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-01 effective January 1, 2017, with prospective application. As a result of the adoption of ASU 2017-01, the Company’s acquisition of NMS (see Note 3) was determined to be an asset acquisition. Transaction costs associated with asset acquisitions, which includes our real property interest investments, are now capitalized as opposed to be recorded as an expense as was required prior to adoption of ASU 2017-01.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016. The Company intends to adopt the revenue recognition guidance on January 1, 2018 using the modified retrospective approach. The Company’s implementation efforts include reviewing revenue contracts and the identification of revenue within the scope of the guidance. While the Company currently has not identified any material changes in the timing of revenue recognition, the evaluation is ongoing.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements by reviewing its existing operating lease contracts, where we are the lessee and service contracts that may include embedded leases. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets, the extent of the impact of a gross-up is under evaluation. The Company does not anticipate material changes to the recognition of operating lease expense in its Consolidated Statements of Income.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this accounting standard will have on our financial statements.

Note 3. Business Combinations and Asset Acquisitions

Asset Acquisitions

Network Management Holdings LTD

On January 31, 2017, we completed the previously announced acquisition of NMS. The Company accounted for the acquisition of NMS as an asset purchase. At close, NMS owned and operated 366 wireless communications towers in Latin America with an additional 105 build to suit tower sites under development. The NMS portfolio spans three Latin American countries with 212 towers in Mexico, 54 towers in Nicaragua, and 100 towers in Colombia. The consideration for the 366 wireless towers currently in operation was $62.6 million, which was funded through cash on hand, and is presented in NMS asset acquisition on the Condensed Consolidated Statements of Cash Flows. NMS conducts its operations through three non-U.S. subsidiaries and the Company has determined that the functional currencies for the Mexican, Nicaraguan and Colombian subsidiaries are the Mexican Peso, US Dollar and Colombian Peso, respectively.  The non-U.S. subsidiaries in which NMS conducts its operations are subject to income tax in the jurisdictions in which they operate. The acquisition did not result in a step up in tax basis under local law.  The Company recorded a net deferred tax liability of $18.4 million and a liability for unrecognized tax benefits of $5.3 million in connection with the acquisition. The deferred tax liability is primarily related to the excess of the recorded amounts for Property, Plant & Equipment and Intangibles over their respective historical tax bases.  Under the terms of the purchase agreement, we will acquire the towers under development when construction is completed. The NMS towers are reflected in our Towers segment. See note 12. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

(thousands)
Property, plant and equipment	$36,417
Accounts receivable	2,826
Other assets	1,623
Intangible assets	52,437
Accounts payable, accrued expenses and other liabilities	(8,895)
Intangible liabilities	(3,440)
Deferred income taxes	(18,403)
Total purchase considerations	$62,565

Of the $52.4 million of acquired intangible assets, $37.4 million was assigned to tenant contracts (22 year life), $13.5 million was assigned to network (22 year life) and $1.5 million was assigned to acquired above-market leases (10 year life). The acquired below-market lease intangible liability of $3.4 million has a 10 year life. See Note 7.

As of June 30, 2017, construction was completed on 40 of the 105 towers that were under development at the time of the NMS acquisition, and we acquired the completed towers pursuant to the purchase agreement for approximately $3.6 million.

Business Combinations

Tower Cloud, Inc.

On August 31, 2016, we acquired 100% of the outstanding equity of Tower Cloud, Inc. (“Tower Cloud”) for $187.5 million in cash and 1.9 million shares of our common stock with an acquisition date fair value of $58.5 million. Additional contingent consideration of up to $130 million, with an acquisition date fair value of $98.6 million, may be paid upon the achievement of certain defined operational and financial milestones. See Note 4. At the Company’s discretion, a combination of cash and shares of our common stock may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. Tower Cloud provides data transport services, with particular focus on providing infrastructure solutions to the

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. During the first quarter of 2017, certain contractual working capital adjustments resulted in a $0.2 million reduction of the purchase price and goodwill. See Note 7. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for the asset or liability

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, a derivative liability, our outstanding notes and other debt, contingent consideration and accounts, interest and dividends payable.

The following table summarizes the fair value of our financial instruments at June 30, 2017 and December 31, 2016:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2017
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,094,805	$-	$2,094,805	$-
Senior secured notes - 6.00%, due April 15, 2023	572,000	-	572,000	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,151,625	-	1,151,625	-
Senior unsecured notes - 7.125%, due December 15, 2024	395,000	-	395,000	-
Senior notes - 7.125% due December 15, 2024	197,500	-	197,500	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	234,977		234,977
Derivative liability	12,231	-	12,231	-
Contingent consideration	92,833	-	-	92,833
Total	$4,750,971	$-	$4,658,138	$92,833

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2016
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,139,586	$-	$2,139,586	$-
Senior secured notes - 6.00%, due April 15, 2023	569,250	-	569,250	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,176,600	-	1,176,600	-
Senior unsecured notes - 7.125%, due December 15, 2024	404,000	-	404,000	-
Derivative liability	6,102	-	6,102	-
Contingent consideration	98,600	-	-	98,600
Total	$4,394,138	$-	$4,295,538	$98,600

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The total principal balance of our outstanding notes and other debt was $4.59 billion at June 30, 2017, with a fair value of $4.65 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative liabilities are carried at fair value. See Note 6. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative liabilities fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative liabilities valuation in Level 2 of the fair value hierarchy.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones; therefore, we recorded the estimated fair value of future contingent consideration of $98.6 million as of August 31, 2016. The fair value of the contingent consideration as of August 31, 2016, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified as Level 3. During the three months ended June 30, 2017, there were no payments made for the achievement of certain milestones in accordance with the Tower Cloud merger agreement. During the six months ended June 30, 2017, we paid $18.8 million for the achievement of certain milestones in accordance with the Tower Cloud merger agreement. Changes in the fair value of contingent consideration will be recorded in our Condensed Consolidated Statement of Income in the period in which the change occurs. For the three and six months ended June 30, 2017, there was $2.1 million and a $13.0 million increase, respectively, in the fair value of the contingent consideration that was recorded in Other expenses on the Condensed Consolidated Statements of Income.

The following is a roll forward of our liability measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2016	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	June 30, 2017
Contingent consideration	$98,600	$-	$13,024	$(18,791)	$92,833

Note 5. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	June 30, 2017	December 31, 2016
Land	Indefinite	$26,833	$26,833
Building and improvements	3 - 40 years	320,829	318,967
Real property interests	50 - 99 years	22,569	12,265
Poles	13 - 40 years	240,355	234,393
Fiber	7 - 40 years	2,301,679	2,243,822
Equipment	5 - 7 years	136,474	130,945
Copper	7 - 40 years	3,599,954	3,538,566
Conduit	13 - 47 years	91,003	90,540
Tower assets	20 - 49 years	49,311	4,307
Capital lease assets	(1)	91,626	89,723
Other assets	15 - 20 years	6,877	5,299
Corporate assets	3 - 7 years	2,534	2,731
Construction in progress	(1)	75,089	52,685
		6,965,133	6,751,076
Less accumulated depreciation		(4,275,633)	(4,081,039)
Net property, plant and equipment		$2,689,500	$2,670,037

(1) See our Annual Report for property, plant and equipment accounting policies.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Depreciation expense for the three and six months ended June 30, 2017 was $99.8 million and $198.7 million, respectively. Depreciation expense for the three and six months ended June 30, 2016 was $91.2 million and $176.7 million, respectively.

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

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

(Thousands)	Location on Condensed Consolidated Balance Sheet	June 30, 2017	December 31, 2016
Interest rate swaps	Derivative liability	$12,231	$6,102

As of June 30, 2017 and December 31, 2016, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. For the three and six months ended June 30, 2017, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $16.5 million and $17.7 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017 was $5.8 million and $11.6 million, respectively. For the three and six months ended June 30, 2016, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $27 million and $73.4 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2016 was $5.9 million and $11.9 million, respectively. For the three and six months ended June 30, 2017, there was no ineffective portion of the change in fair value derivatives. For the three and six months ended June 30, 2016, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning July 1, 2017, we estimate that $23.2 million will be reclassified as an increase to interest expense.

Note 7. Goodwill and Intangible Assets and Liabilities

Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2017, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2016	$262,334	$262,334
Goodwill purchase accounting adjustments	(248)	(248)
Goodwill at June 30, 2017	262,086	262,086

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The carrying value of the intangible assets is as follows:

(Thousands)	June 30, 2017		December 31, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$2,000	$-

Finite life intangible assets:
Customer lists	188,644	(34,433)	188,642	(30,058)
Tenant contracts	40,034	(758)	-	-
Network(1)	14,497	(275)	-	-
Acquired below-market leases	1,509	(63)	-	-

Total intangible assets	246,684		190,642
Less: Accumulated amortization	(35,529)		(30,058)
Total intangible assets, net	$211,155		$160,584

Finite life intangible liabilities:
Acquired above-market leases	$3,497	$(146)	$-	$-

Finite life intangible liabilities:
Acquired above-market leases	3,497
Less: Accumulated amortization	(146)
Total intangible liabilities, net(2)	$3,351
(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity that currently exists on these towers as of the valuation date.
(2)	Recorded in accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Amortization expense for the three and six months ended June 30, 2017 was $2.8 million and $5.3 million, respectively. Amortization expense for the three and six months ended June 30, 2016 was $1.2 million and $2.0 million, respectively.

Amortization expense is estimated to be $11.0 million for the full year of 2017, $10.4 million in 2018, $9.8 million in 2019, $9.2 million in 2020, and $8.8 million in 2021.

Note 8. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of Uniti Group LP and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	June 30, 2017	December 31, 2016
Principal amount	$4,592,427	$4,167,967
Less unamortized discount, premium and debt issuance costs	(153,182)	(139,753)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,439,245	$4,028,214

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017		December 31, 2016
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$2,097,427	(95,424)	$2,107,967	$(78,699)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(9,291)	550,000	(9,817)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(43,340)	1,110,000	(45,599)
Senior unsecured notes - 7.125% due December 15, 2024	400,000	(5,383)	400,000	(5,638)
Senior notes - 7.125% due December 15, 2024	200,000	256	-	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	235,000	-	-	-
Total	$4,592,427	$(153,182)	$4,167,967	$(139,753)

At June 30, 2017, notes and other debt included the following: (i) $2.1 billion under the senior secured term loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among Uniti Group LP, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); (iv) $400 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes”), (v) $200 million aggregate principal amount of 7.125% Senior Notes due December 15, 2024 (the “May 2017 Notes,” together with the Secured Notes, 2023 Notes and 2024 Notes, the “Notes”), and $235 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2020 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”) pursuant to the Credit Agreement.

On May 9, 2017, the Company completed its previously announced reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure. Under this structure, the Operating Partnership, now holds substantially all of the Company’s assets and is the parent company of CSL Capital, LLC, Uniti Group Finance Inc. and Uniti Fiber Holdings Inc.  In connection with the up-REIT Reorganization, the Operating Partnership replaced the Company and assumed its obligations as an obligor under the Notes and Credit Agreement.  The Company subsequently became a guarantor of the Notes and Credit Agreement.  Because the Operating Partnership is not a corporation, a corporate co-obligor that is a subsidiary of the Operating Partnership was also added to the Notes and Credit Agreement as part of the up-REIT Reorganization. Separate financial statements of the Operating Partnership have not been included since the Operating Partnership is not a registrant.

Credit Agreement

The Operating Partnership and its wholly-owned subsidiaries, CSL Capital, LLC, and Uniti Group Finance Inc. (collectively, the “Borrowers”) are party to the Credit Agreement, which provides for the Term Loan Facility (in an initial principal amount of $2.14 billion) and the Revolving Credit Facility. The term loans bear interest at a rate equal to LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 3.00%, and are subject to amortization of 1.0% per annum. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s wholly-owned subsidiaries (the “Subsidiary Guarantors”), and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement. On April 28, 2017, we amended the Credit Agreement to increase the commitments under our Revolving Credit Facility from $500 million to $750 million. Other terms of the Revolving Credit Facility remain unchanged.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2017, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

The Notes

The Borrowers, as co-issuers, have outstanding $550 million aggregate principal amount of the Secured Notes, of which $400 million of the Secured Notes was originally issued on April 24, 2015 at an issue price of 100% of par value and the remaining $150 million was issued on June 9, 2016 at an issue price of 99.25% of the par value as an add-on to the existing Secured Notes. The Borrowers, as co-issuers, also have outstanding $1.11 billion aggregate principal amount of the 2023 Notes that were originally issued on April 24, 2015 at an issue price of 97.055% of par value. The Secured Notes and the 2023 Notes are guaranteed by the Company and the Guarantors.

The Operating Partnership and its wholly-owned subsidiaries, CSL Capital, LLC and Uniti Fiber Holdings Inc., as co-issuers, have outstanding $400 million aggregate principal amount of the 2024 Notes. The 2024 Notes were originally issued on December 15, 2016 at an issue price of 100% of par value and are guaranteed by the Company, Uniti Group Finance Inc. and the Guarantors.

On May 8, 2017, the Company, CSL Capital, LLC and Uniti Fiber Holdings Inc. co-issued $200 million aggregate principal amount of the May 2017 Notes at an issue price of 100.50%.  In connection with the up-REIT Reorganization on May 9, 2017, the Operating Partnership replaced the Company as a co-issuer of the May 2017 Notes, and the Company and Uniti Group Finance Inc. became guarantors of the May 2017 Notes.  The proceeds from the offering were used to fund a portion of the cash consideration payable in connection with the previously announced acquisition of Southern Light, LLC (“Southern Light”), which closed on July 3, 2017.  As a result of the completion of the Southern Light acquisition, the May 2017 Notes will be mandatorily exchanged, in accordance with their terms, for 2024 Notes issued as “additional notes” under the indenture governing the 2024 Notes, which will occur on August 11, 2017.  The additional notes will be part of the same series as the existing 2024 Notes.  The May 2017 Notes are identical in all material respects with the existing 2024 Notes.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statements of Income. For the three and six months ended June 30, 2017, we recognized $2.6 million and $5.1 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and six months ended June 30, 2016, we recognized $1.9 million and $3.7 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

Note 9. Capital Stock

On April 25, 2017, we issued 19.5 million shares of our common stock, par value $0.0001 per share. The shares were sold at a public offering price of $26.50, generating proceeds of approximately $518 million, before underwriter discounts and transaction costs. The

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Company used the proceeds from this offering to fund a portion of the cash consideration paid in connection with the acquisitions of Southern Light and Hunt Telecommunications, LLC (“Hunt”) that closed on July 3, 2017.

Note 10. Related Party Transactions

On April 24, 2015, Uniti was separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”).  In connection with the Spin-Off, Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) and we issued approximately 149.8 million shares of our common stock to Windstream Services as partial consideration for the contribution of the Distribution Systems and the Consumer CLEC Business. Immediately following the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream pursuant to which Uniti leases the Distribution Systems to Windstream. Windstream distributed approximately 80.4% of the Uniti shares it received to existing stockholders of Windstream Holdings and retained a passive ownership interest of approximately 19.6% of the common stock of Uniti. As a result of this ownership Windstream was deemed to be a related party.

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

Revenues – The Company records leasing revenue pursuant to the Master Lease. For the three and six months ended June 30, 2016, we recognized leasing revenues of $169.0 million and $337.6 million, respectively, related to the Master Lease.

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

Operating Expenses – We are party to a Wholesale Master Services Agreement (“Wholesale Agreement”) and a Master Services Agreement (the “Master Service Agreement”) with Windstream related to the Consumer CLEC Business. Under the Wholesale Agreement, Windstream provides us transport services (local and long distance telecommunications service), provisioning services (directory assistance, directory listing, service activation and service changes), and repair services (routine and emergency network maintenance, network audits and network security). Under the Master Services Agreement, Windstream provides billing and collections services to Uniti. During the three months ended June 30, 2016, we incurred expenses of $3.2 million and $0.4 million related to the Wholesale Agreement and Master Services Agreement, respectively. During the six months ended June 30, 2016, we incurred expenses of $6.6 million and $0.9 million related to the Wholesale Agreement and Master Services Agreement, respectively.

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

Lease Amendment – During the quarter ended March 31, 2016, we amended the Master Lease with Windstream (the “Master Lease Amendment”) to allow for the transfer of ownership rights or exchanges of indefeasible rights of use (an “IRU”) and other long term rights in certain fiber and associated assets constituting leased property under the Master Lease. We will enter into such transactions pursuant to certain fiber exchange agreements under which we will grant to a third party ownership rights in certain fiber assets or an

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

IRU in certain fiber assets that constitute leased property under the Master Lease in exchange for Uniti receiving ownership rights in certain fiber assets or an IRU in certain fiber assets of the third party, which we will then lease to Windstream as leased property under the Master Lease. Under the terms of the Master Lease Amendment, Windstream is responsible for any taxes imposed on Uniti related to the sale, exchange or other disposition of the fiber assets delivered to a third party or the granting of rights to the leased property that arise from fiber exchange agreements. As of June 24, 2016, no such transactions had been consummated. The Master Lease Amendment also permits us to install, own and operate certain wireless communication towers, antennas and related equipment on designated portions of the leased property.

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

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2017	2016	2017	2016
Basic earnings per share:
Numerator:
Net (loss) income	$(16,460)	$(1,535)	$(36,460)	$6,501
Less: Income allocated to participating securities	(381)	(402)	(768)	(757)
Dividends declared on convertible preferred stock	(656)	(438)	(1,312)	(438)
Amortization of discount on convertible preferred stock	(745)	(496)	(1,490)	(496)
Net (loss) income applicable to common shares	$(18,242)	$(2,871)	$(40,030)	$4,810
Denominator:
Basic weighted-average common shares outstanding	169,655	150,913	162,460	150,416
Basic (loss) earnings per common share	$(0.11)	$(0.02)	$(0.25)	$0.03

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2017	2016	2017	2016
Diluted earnings per share:
Numerator:
Net (loss) income	$(16,460)	$(1,535)	$(36,460)	$6,501
Less: Income allocated to participating securities	(381)	(402)	(768)	(757)
Dividends declared on convertible preferred stock	(656)	(438)	(1,312)	(438)
Amortization of discount on convertible preferred stock	(745)	(496)	(1,490)	(496)
Net (loss) income applicable to common shares	$(18,242)	$(2,871)	$(40,030)	$4,810
Denominator:
Basic weighted-average common shares outstanding	169,655	150,913	162,460	150,416
Effect of dilutive non-participating securities	-	-	-	245
Weighted-average shares for dilutive earnings per common share	169,655	150,913	162,460	150,661
Dilutive (loss) earnings per common share	$(0.11)	$(0.02)	$(0.25)	$0.03

For the three and six months ended June 30, 2017, 295,837 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

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

Fiber Infrastructure: Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Company’s business segment information is presented below. Prior year information has been recast to conform to the current year presentation.

	Three Months Ended June 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$170,914	$34,983	$2,455	$4,661	$-	$213,013

Adjusted EBITDA	$170,528	$12,618	$(242)	$1,323	$(4,657)	$179,570
Less:
Interest expense						75,086
Depreciation and amortization	87,213	13,346	1,292	652	96	102,599
Other expenses						2,232
Transaction related costs						14,017
Stock-based compensation						2,021
Income tax expense						75
Net loss						$(16,460)

Capital expenditures(1)	$-	$29,272	$7,497	$-	$-	$36,769

(1)Segment capital expenditures represents capital expenditures, the NMS asset acquisition and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

	Three Months Ended June 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$168,966	$13,776	$84	5,747	$-	$188,573

Adjusted EBITDA	$168,629	$5,500	$(297)	$1,330	$(3,522)	$171,640
Less:
Interest expense						68,036
Depreciation and amortization	85,650	5,747	80	814	94	92,385
Other expenses						-
Transaction related costs						11,210
Stock-based compensation						1,217
Income tax expense						327
Net loss						$(1,535)

Capital expenditures(1)	$-	$3,401	$4,564	$-	$63	$8,028

(1)Segment capital expenditures represents capital expenditures and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Six Months Ended June 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$341,220	$69,795	$3,883	$9,588	$-	$424,486

Adjusted EBITDA	$340,588	$24,185	$(977)	$2,489	$(9,713)	$356,572
Less:
Interest expense						148,451
Depreciation and amortization	173,719	26,567	2,178	1,304	192	203,960
Other expenses						13,571
Transaction related costs						23,701
Stock-based compensation						3,653
Income tax expense						(304)
Net loss						$(36,460)

Capital expenditures(1)	$-	$43,774	$79,700	$-	$39	$123,513

(1)Segment capital expenditures represents capital expenditures, the NMS asset acquisition and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

	Six Months Ended June 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$337,579	13,776	112	11,781	$-	$363,248

Adjusted EBITDA	$336,837	$5,500	$(599)	$2,662	$(7,051)	$337,349
Less:
Interest expense						134,085
Depreciation and amortization	171,053	5,747	110	1,628	187	178,725
Other expenses						-
Transaction related costs						15,120
Stock-based compensation						2,147
Income tax expense						771
Net income						$6,501

Capital expenditures(1)	$-	$3,401	$5,911	$-	$140	$9,452

(1)Segment capital expenditures represents capital expenditures and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

Total assets by business segment as of June 30, 2017 and December 31, 2016 are as follows:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	June 30, 2017	December 31, 2016
Leasing	$2,343,427	$2,238,517
Fiber Infrastructure	951,143	914,082
Towers	134,876	18,004
Consumer CLEC	14,634	14,239
Corporate	717,081	133,910
Total of reportable segments	$4,161,161	$3,318,752

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

Note 14. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the six months ended June 30, 2017:

(Thousands)	Currency Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedge	Total
Beginning balance at December 31, 2016	$(267)	$(6,102)	$(6,369)
Other comprehensive loss before reclassifications	4,998	(17,714)	(12,716)
Amounts reclassified from accumulated other comprehensive income	-	11,585	11,585
Ending balance at June 30, 2017	$4,731	$(12,231)	$(7,500)

Note 15. Supplemental Guarantor Information

Pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company historically has provided condensed consolidating financial information for CSL Capital and the Guarantors because the 2023 Notes and the guarantees thereof were previously registered with the SEC under the Securities Act of 1933, as amended. Effective as of May 9, 2017 (the effective date of the previously announced up-REIT Reorganization (see Note 8)), the 2023

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes ceased to be an obligation of the Company, and the Company was no longer required to provide supplemental guarantor information related to the 2023 Notes.

Note 16. Subsequent Events

On July 3, 2017, we completed the previously announced acquisition of Southern Light. We acquired all of the outstanding membership interests of Southern Light for approximately $635 million in cash, including the payoff of existing indebtedness and unpaid transaction expenses, and the issuance of 2.5 million common units in the Operating Partnership with an estimated value of $64 million. Southern Light is a leading provider of data transport services along the Gulf Coast region serving twelve attractive Tier II and Tier III markets across Florida, Alabama, Louisiana, and Mississippi.

On July 3, 2017, we completed the previously announced acquisition of Hunt. We acquired all of the outstanding equity interests of Hunt for approximately $127 million in cash, including the payoff of existing indebtedness and unpaid transactions expenses, and approximately 1.6 million common units in the Operating Partnership with an estimated value of $41 million. Additional contingent consideration of up to $15 million, may be paid upon the achievement of certain defined operational and financial milestones. Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2017. This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2017.

Overview

Company Description

On April 24, 2015, Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”), formerly known as Communications Sales & Leasing, Inc., was separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which substantially all of our leasing revenues are currently derived.

We are an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber and Talk America as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that do not result in income that would be qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency for future acquisitions of assets or entities. As of the date of this report, we are the sole general partner of the Operating Partnership and own approximately 98% of the partnership interests in the Operating Partnership.

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

Fiber Infrastructure: Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.

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

Significant Business Developments

Acquisition of Southern Light, LLC. On July 3, 2017, we completed the previously announced acquisition of Southern Light, LLC (“Southern Light”). We acquired all of the outstanding membership interests of Southern Light for approximately $635 million in cash, including the payoff of existing indebtedness and unpaid transaction expenses, and the issuance of 2.5 million common units in the Operating Partnerships with an acquisition date fair value of $64 million. Southern Light is a leading provider of data transport services along the Gulf Coast region serving twelve attractive Tier II and Tier III markets across Florida, Alabama, Louisiana, and Mississippi. Southern Light’s dense regional fiber network comprises nearly 540,000 fiber strand miles, 5,700 fiber route miles, and over 4,500 on-net locations.

Acquisition of Hunt Telecommunications, LLC. On July 3, 2017, we completed the previously announced acquisition of Hunt Telecommunications, LLC (“Hunt”). The Company acquired all of the outstanding equity interests of Hunt for approximately $127 million in cash, including the payoff of existing indebtedness and unpaid transaction expenses, and approximately 1.6 million units in the Operating Partnership with an acquisition date fair value of $41 million. Additional contingent consideration of up to $15 million, will be paid upon the achievement of certain defined operational and financial milestones. Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana.

Issuance of Senior Unsecured Notes. On May 8, 2017, the Company, CSL Capital, LLC and Uniti Fiber Holdings Inc. co-issued $200 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “May 2017 Notes”).  The proceeds from the offering were used to fund a portion of the cash consideration payable in connection with the acquisition of Southern Light. In connection with the up-REIT Reorganization on May 9, 2017, the Operating Partnership replaced the Company as a co-issuer of the May 2017 Notes, and the Company and Uniti Group Finance Inc. became guarantors of the May 2017 Notes.

Issuance of Common Stock. On April 25, 2017, we issued 19.5 million shares of our common stock at a public offering price of $26.50, resulting in proceeds to the Company of $499 million, net of underwriting discounts and commissions, which were used to fund a portion of the cash consideration payable in connection with the acquisitions of Southern Light and Hunt.

Comparison of the three months ended June 30, 2017 and 2016

Beginning in the first quarter of 2017, the Company manages and reports our operations in four reportable segments: Leasing, Fiber Infrastructure, Towers, and Consumer CLEC. Prior period data has been reclassified to conform to the current period presentation.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended June 30,
	2017		2016
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$170,914	80.2%	$168,966	89.6%
Fiber Infrastructure	34,983	16.4%	13,776	7.3%
Tower	2,455	1.2%	84	0.0%
Consumer CLEC	4,661	2.2%	5,747	3.1%
Total revenues	213,013	100.0%	188,573	100.0%
Costs and expenses:
Interest expense	75,086	35.2%	68,036	36.1%
Depreciation and amortization	102,599	48.2%	92,385	49.0%
General and administrative expense	13,503	6.3%	8,239	4.4%
Operating expense	21,961	10.3%	9,911	5.2%
Transaction related costs	14,017	6.6%	11,210	5.9%
Other expenses	2,232	1.1%	-	0.0%
Total costs and expenses	229,398	107.7%	189,781	100.6%
Loss before income taxes	(16,385)	(7.7%)	(1,208)	(0.6%)
Income tax expense	75	0.0%	327	0.2%
Net loss	(16,460)	(7.7%)	(1,535)	(0.8%)
Participating securities' share in earnings	(381)	(0.2%)	(402)	(0.2%)
Dividends declared on convertible preferred stock	(656)	(0.3%)	(438)	(0.2%)
Amortization of discount on convertible preferred stock	(745)	(0.4%)	(496)	(0.3%)
Net loss applicable to common shareholders	$(18,242)	(8.6%)	$(2,871)	(1.5%)

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

For the three months ended June 30, 2017, we recognized $170.9 million of revenue from rents under the Master Lease, which included $4.3 million of straight-line revenues and $3.2 million of TCI revenue. For the three months ended June 30, 2016, we recognized $169.0 million of revenues from the Master Lease, which included $4.3 million of straight-line rent revenue, and $1.3 million of TCI revenue.  The increase in TCI revenue is attributable to increased investment by Windstream in TCI’s. Windstream invested $80.0 million in TCIs during the three months ended June 30, 2017, an increase from $38.2 million it invested in TCIs during the three months ended June 30, 2016. Since the inception of the Master Lease, Windstream has invested a total of $339.3 million in such improvements.

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

Fiber Infrastructure – For the three months ended June 30, 2017, we recognized $35.0 million of revenue, approximately 70.8% of which was derived from lit backhaul services. For the three months ended June 30, 2016 we recognized $13.8 million of revenue, approximately 80% of which was derived from lit backhaul services. The increase is primarily driven by the timing of the acquisitions of PEG Bandwidth, LLC (“PEG”) and Tower Cloud, Inc. (“Tower Cloud”), which took place on May 2, 2016 and August 31, 2016, respectively.  At June 30, 2017, we had approximately 5,600 customer connections, up from 3,300 customer connections at June 30, 2016. The increase is primarily attributable to the August 31, 2016 acquisition of Tower Cloud.

Towers - For the three months ended June 30, 2017, we recognized $2.5 million of revenue, of which $2.0 million relates to our Latin American operations, primarily driven by revenues associated with our January 2017 acquisition of Network Management Holdings LTD (“NMS”).

Consumer CLEC - For the three months ended June 30, 2017, we recognized $4.7 million of revenue from the Consumer CLEC Business, compared to $5.7 million for the three months ended June 30, 2016. The decrease is due to the effects of competition and customer attrition, as we served 33,100 customers as of June 30, 2017, a 19.7% decrease from 41,200 customers served at June 30, 2016.

Interest Expense

Interest expense for the three months ended June 30, 2017, totaled $75.1 million, which includes non-cash interest expense of $5.7 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the three months ended June 30, 2016 totaled $68.0 million, which includes non-cash interest expense of $3.8 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is primarily related to interest expense on the add-on Secured Notes, 2024 Notes (December 2016 issuance) and the May 2017 Notes of $11.1 million, which were not incurred in the prior year. This increase was partially offset by approximately $5.0 million of interest savings related to the repricing of $2.1 billion of term loans outstanding under our senior secured credit agreement. Effective February 9, 2017, interest on the term loans was LIBOR plus 3.00% per annum (with a minimum LIBOR rate of 1.0%), compared to LIBOR plus 4.0% per annum (with a minimum LIBOR rate of 1.0%) for the three months ended June 30, 2016.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended June 30, 2017 totaled $102.6 million, which included property, plant and equipment depreciation of $99.7 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $2.8 million. Charges for depreciation and amortization for the three months ended June 30, 2016 totaled $92.4 million, which included property, plant and equipment depreciation of $91.1 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $1.2 million. The increase is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended June 30, 2017, general and administrative costs totaled $13.5 million (6.3% of revenue), which includes $2.0 million of stock-based compensation expense. For the three months ended June 30, 2016, general and administrative costs totaled $8.2 million (4.4% of revenue), which includes $1.2 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively. Fiber Infrastructure general and administrative expenses for the three months ended June 30, 2017 and 2016, totaled $5.4 million and $3.4 million, respectively.

Operating Expense

Operating expense for the three months ended June 30, 2017, totaled $22 million (10.3% of revenue), and consisted of $3.3 million (1.5% of revenue) of expense related to the operation of the Consumer CLEC Business and $17.3 million (8.1% of revenue) of expense related to Fiber Infrastructure operations. For the three months ended June 30, 2016, operating expenses totaled $9.9 million

(5.2% of revenue), which related to the operation of the Consumer CLEC Business ($4.4 million) and Fiber Infrastructure operations ($5.5 million).

The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively. For the three months ended June 30, 2017, Fiber Infrastructure operating expenses included $5.5 million of construction related expenses, $2.0 million of payroll related expense, $2.6 million of tower rent, $1.8 million of lit service expense and $1.7 million of dark fiber rent. For the three months ended June 30, 2016, Fiber Infrastructure operating expenses included $1.0 million of payroll related expense, $1.4 million of tower rent and $0.9 million of lit service expense.

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended June 30, 2017 totaled $2.6 million (1.2% of revenue) and $0.4 million (0.2% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the three months ended June 30, 2016 totaled $3.2 million (1.7% of revenue) and $0.4 million (0.2% of revenue), respectively.

Other Expense

Other expense for the three months ended June 30, 2017, totaled $2.2 million (1.1% of revenue), primarily as a result of an unrealized loss of $2.1 million for mark-to-market adjustments on our contingent consideration.

Reportable Segments

The following tables set forth, for the three months ended June 30, 2017 and 2016, revenues and Adjusted EBITDA of our reportable segments:

	Three Months Ended June 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$170,914	$34,983	$2,455	$4,661	$-	$213,013

Adjusted EBITDA	$170,528	$12,618	$(242)	$1,323	$(4,657)	$179,570
Less:
Interest expense						75,086
Depreciation and amortization	87,213	13,346	1,292	652	96	102,599
Other expenses						2,232
Transaction related costs						14,017
Stock-based compensation						2,021
Income tax expense						75
Net loss						$(16,460)

	Three Months Ended June 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$168,966	$13,776	$84	5,747	$-	$188,573

Adjusted EBITDA	$168,629	$5,500	$(297)	$1,330	$(3,522)	$171,640
Less:
Interest expense						68,036
Depreciation and amortization	85,650	5,747	80	814	94	92,385
Other expenses						-
Transaction related costs						11,210
Stock-based compensation						1,217
Income tax expense						327
Net loss						$(1,535)

Comparison of the six months ended June 30, 2017 and 2016

Beginning in the first quarter of 2017, the Company manages and reports our operations in four reportable segments: Leasing, Fiber Infrastructure, Towers, and Consumer CLEC. Prior period data has been reclassified to conform to the current period presentation.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Six Months Ended June 30,
	2017		2016
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$341,220	80.4%	$337,579	92.9%
Fiber Infrastructure	69,795	16.4%	13,776	3.8%
Tower	3,883	0.9%	112	0.0%
Consumer CLEC	9,588	2.3%	11,781	3.3%
Total revenues	424,486	100.0%	363,248	100.0%
Costs and expenses:
Interest expense	148,451	35.0%	134,085	36.9%
Depreciation and amortization	203,960	48.0%	178,725	49.2%
General and administrative expense	27,481	6.5%	13,428	3.7%
Operating expense	44,086	10.4%	14,618	4.0%
Transaction related costs	23,701	5.6%	15,120	4.2%
Other expenses	13,571	3.2%	-	-
Total costs and expenses	461,250	108.7%	355,976	98.0%
(Loss) income before income taxes	(36,764)	(8.7%)	7,272	2.0%
Income tax (benefit) expense	(304)	(0.1%)	771	0.2%
Net (loss) income	(36,460)	(8.6%)	6,501	1.8%
Participating securities' share in earnings	(768)	(0.2%)	(757)	(0.2%)
Dividends declared on convertible preferred stock	(1,312)	(0.3%)	(438)	(0.1%)
Amortization of discount on convertible preferred stock	(1,490)	(0.3%)	(496)	(0.2%)
Net (loss) income applicable to common shareholders	$(40,030)	(9.4%)	$4,810	1.3%

Revenues

Leasing – For the six months ended June 30, 2017, we recognized $341.2 million of revenue from rents under the Master Lease, which included $8.6 million of straight-line revenues and $5.8 million of TCI revenue. For the six months ended June 30, 2016, we recognized $337.6 million of revenues from the Master Lease, which included $8.6 million of straight-line rent revenue, and $2.2 million of TCI revenue.  The increase in TCI revenue is attributable to increased investment by Windstream in TCIs.  Windstream invested $113.8 million in TCIs during the six months ended June 30, 2017, an increase from $70.6 million it invested in TCIs during the six months ended June 30, 2016. Since the inception of the Master Lease, Windstream has invested a total of $339.3 million in such improvements.

Fiber Infrastructure – For the six months ended June 30, 2017 we recognized $69.8 million of revenue, approximately 70.5% of which was derived from lit backhaul services. For the six months ended June 30, 2016 we recognized $13.8 million of revenue, approximately 80% of which was derived from lit backhaul services. The increase is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which took place on May 2, 2016 and August 31, 2016, respectively.  At June 30, 2017, we had approximately 5,600 customer connections, up from 3,300 customer connections at June 30, 2016. The increase is primarily attributable to the August 31, 2016 acquisition of Tower Cloud.

Towers - For the six months ended June 30, 2017, we recognized $3.8 million of revenue, of which $3.1 million relates to our Latin American operations, primarily driven by revenues associated with our January 2017 acquisition of NMS.

Consumer CLEC - For the six months ended June 30, 2017, we recognized $9.6 million of revenue from the Consumer CLEC Business, compared to $11.8 million for the six months ended June 30, 2016. The decrease is due to the effects of competition and customer attrition, as we served 33,100 customers as of June 30, 2017, a 19.7% decrease from 41,200 customers served at June 30, 2016.

Interest Expense

Interest expense for the six months ended June 30, 2017, totaled $148.5 million, which includes non-cash interest expense of $11.0 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the six months ended June 30, 2016, totaled $134.1 million, which includes non-cash interest expense of $7.6 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is primarily related to interest expense on the add-on Secured Notes, 2024 Notes (December 2016 issuance) and the May 2017 Notes of $20.4 million, which were not incurred in the prior year. This increase was partially offset by approximately $8.8 million of interest savings related to the repricing of $2.1 billion of term loans outstanding under our senior secured credit agreement. Effective February 9, 2017, interest on the term loans was LIBOR plus 3.00% per annum (with a minimum LIBOR rate of 1.0%), compared to LIBOR plus 4.0% per annum (with a minimum LIBOR rate of 1.0%) for the six months ended June 30, 2016.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the six months ended June 30, 2017 totaled $204 million, which included property, plant and equipment depreciation of $198.5 million, corporate asset depreciation of $0.2 million and intangible asset amortization of $5.3 million. Charges for depreciation and amortization for the six months ended June 30, 2016 totaled $178.7 million, which included property, plant and equipment depreciation of $176.6 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $2.0 million. The increase is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the six months ended June 30, 2017, general and administrative costs totaled $27.5 million (6.5% of revenue), which includes $3.6 million of stock-based compensation expense. For the six months ended June 30, 2016, general and administrative costs totaled $13.4 million (3.7% of revenue), which includes $2.1 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively. Fiber Infrastructure general and administrative expenses for the six months ended June 30, 2017 and 2016, totaled $11.2 million and $3.4 million, respectively.

Operating Expense

Operating expense for the six months ended June 30, 2017, totaled $44.1 million (10.4% of revenue), and consisted of $7.1 million (1.7% of revenue) of expense related to the operation of the Consumer CLEC Business and $35 million (8.2% of revenue) of expense related to Fiber Infrastructure operations. For the six months ended June 30, 2016, operating expenses totaled $14.6 million (4.0% of revenue), which related to the operation of the Consumer CLEC Business ($9.1 million) and Fiber Infrastructure operations ($5.5 million).

The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively.  For the six months ended June 30, 2017, Fiber Infrastructure operating expenses included $11.1 million of construction related expenses, $4.1 million of payroll related expense, $5.2 million of tower rent, $3.6 million of lit service expense, $3.4 million of maintenance expense and $3.4 million of dark fiber rent. For the six months ended June 30, 2016, Fiber Infrastructure operating expenses included $1.0 million of payroll related expense, $1.4 million of tower rent and $0.9 million of lit service expense.

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the six months ended June 30, 2017 totaled $5.4 million (1.3% of revenue) and $0.8 million (0.2% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the six months ended June 30, 2016 totaled $6.6 million (1.8% of revenue) and $0.9 million (0.2% of revenue), respectively.

Other Expense

Other expense for the six months ended June 30, 2017, totaled $13.6 million (3.2% of revenue), primarily as a result of an unrealized loss of $13.0 million for mark-to-market adjustments on our contingent consideration.

Reportable Segments

The following tables set forth, for the six months ended June 30, 2017 and 2016, revenues and Adjusted EBITDA of our reportable segments:

	Six Months Ended June 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$341,220	$69,795	$3,883	$9,588	$-	$424,486

Adjusted EBITDA	$340,588	$24,185	$(977)	$2,489	$(9,713)	$356,572
Less:
Interest expense						148,451
Depreciation and amortization	173,719	26,567	2,178	1,304	192	203,960
Other expenses						13,571
Transaction related costs						23,701
Stock-based compensation						3,653
Income tax benefit						(304)
Net loss						$(36,460)

	Six Months Ended June 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$337,579	13,776	112	11,781	$-	$363,248

Adjusted EBITDA	$336,837	$5,500	$(599)	$2,662	$(7,051)	$337,349
Less:
Interest expense						134,085
Depreciation and amortization	171,053	5,747	110	1,628	187	178,725
Other expenses						-
Transaction related costs						15,120
Stock-based compensation						2,147
Income tax expense						771
Net income						$6,501

Non-GAAP Financial Measures

We refer to EBITDA, Adjusted EBITDA, Funds From Operations ("FFO") (as defined by the National Association of Real Estate Investment Trusts ("NAREIT")) and Adjusted Funds From Operations ("AFFO") in our analysis of our results of operations, which are not required by, or presented in accordance with, accounting principles generally accepted in the United States ("GAAP"). While we believe that net income, as defined by GAAP, is the most appropriate earnings measure, we also believe that EBITDA, Adjusted EBITDA, FFO and AFFO are important non-GAAP supplemental measures of operating performance for a REIT.

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

We define AFFO as FFO excluding (i) transaction related costs; (ii) certain noncash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight-line revenues, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs and (iii) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and similar items less maintenance capital expenditures. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating and financial performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction related costs. We use FFO and AFFO, and their respective per share amounts, as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income applicable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2017	2016	2017	2016
Net (loss) income	$(16,460)	$(1,535)	$(36,460)	$6,501
Depreciation and amortization	102,599	92,385	203,960	178,725
Interest expense	75,086	68,036	148,451	134,085
Income tax expense (benefit)	75	327	(304)	771
EBITDA	$161,300	$159,213	$315,647	$320,082
Stock based compensation	2,021	1,217	3,653	2,147
Other expenses	2,232	-	13,571	-
Transaction related costs	14,017	11,210	23,701	15,120
Adjusted EBITDA	$179,570	$171,640	$356,572	$337,349

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(18,242)	$(2,871)	$(40,030)	$4,810
Real estate depreciation and amortization	92,181	87,331	183,195	172,832
Participating securities’ share in earnings	381	402	768	757
Participating securities’ share in FFO	(381)	(402)	(768)	(770)
FFO applicable to common shareholders	$73,939	$84,460	$143,165	$177,629
Transaction related costs	14,017	11,210	23,701	15,120
Change in fair value of contingent consideration	2,114	-	13,024	-
Amortization of deferred financing costs	2,588	1,863	5,075	3,681
Amortization of debt discount	3,128	1,980	5,906	3,926
Stock based compensation	2,021	1,217	3,653	2,147
Non-real estate depreciation and amortization	10,418	5,054	20,765	5,893
Straight-line revenues	(3,619)	(4,305)	(7,248)	(8,627)
Maintenance capital expenditures	(1,442)	(680)	(1,978)	(680)
Amortization of discount on convertible preferred stock	745	496	1,490	496
Other non-cash (revenue) expense, net	(2,467)	(1,692)	(5,795)	(2,509)
AFFO applicable to common shareholders	$101,442	$99,603	$201,758	$197,076

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with SEC on February 23, 2017. As of June 30, 2017, there has been no material change to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities, and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), borrowings under our Credit Agreement, and proceeds from the issuance of debt and equity securities. As of June 30, 2017, we had cash and cash equivalents of $934.1 million and $515 million of undrawn borrowing capacity under the Revolving Credit Facility. On July 3, 2017, we closed the previously announced acquisitions of Southern Light and Hunt, using approximately $762 million in cash, including the payoff of existing indebtedness and unpaid transaction expenses.

Cash provided by operating activities was $196.4 million and $183.8 million for the six months ended June 30, 2017 and 2016, respectively.

Cash used in investing activities was $123.3 million for the six months ended June 30, 2017, which was driven by the acquisition of NMS assets ($67.9 million), ground lease investments ($9.4 million) and capital expenditures ($46.2 million), primarily related to our Uniti Fiber and Uniti Towers businesses. Cash used in investing activities was $325.6 million for the six months ended June 30, 2016, which was driven by the acquisition of PEG ($316.1 million) and capital expenditures ($9.5 million). The increase in capital expenditures is due to network deployments related to our Uniti Fiber and Uniti Towers businesses.

As of June 30, 2017, under the terms of the purchase agreement with NMS, we have acquired 40 of the 105 completed towers, which were under development at the time of the NMS acquisition, for approximately $3.6 million.

Cash provided by financing activities was $688.8 million for the six months ended June 30, 2017, which primarily represents the net proceeds from the sale of common stock through a public offering ($499.0 million) and proceeds from the May 2017 Notes ($201.0 million), which were used to fund acquisitions of Southern Light and Hunt, and net borrowings under the Revolving Credit Facility ($235.0 million), partially offset by dividend payments ($188.3 million), deferred financing costs related to the term loan repricing ($25.4 million), contingent consideration payments ($18.8 million), and principal payments related to the Term Loan Facility ($10.5 million).

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the quarter ended June 30, 2017, no sales were made under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. While we have not used the program to date, we currently intend to utilize the program when we believe the price we can obtain for our common stock is attractive. In addition, our UPREIT structure, enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends. We issued limited partnership interests as part of the acquisition consideration for the recently completed acquisitions of Hunt and Southern Light.

We anticipate our cash on hand and borrowing availability under our Revolving Credit Facility, combined with our cash flows provided by operating activities will be sufficient to fund our business operations, debt service and distributions to our shareholders over the next twelve months. However, we may take advantage of opportunities to generate additional liquidity through capital markets transactions including, without limitation, the ATM Program. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

On May 9, 2017, the Company completed its previously announced reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure. Under this structure, a new partnership, Uniti Group LP (the “Operating Partnership”), now holds substantially all of the Company’s assets and is the parent company of CSL Capital, LLC, Uniti Group Finance Inc. and Uniti Fiber Holdings Inc.  In connection with the reorganization, the Operating Partnership replaced the Company and assumed its obligations as an obligor under the Notes and Credit Agreement.  The Company subsequently become a guarantor of the Notes and Credit Agreement. The issuers of the Notes and their subsidiaries include substantially all the assets, liabilities and operations of the Company, with the only significant difference between the financial position and results of operations of the issuers and their subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the issuers and their subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. Our financial statements present financial information for this segment in Note 12 to our unaudited financial statements.

Contractual Obligations

As of June 30, 2017, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$42	$42	$4,252	$4,357
Interest payments on long-term debt obligations(b)	252	502	498	301	1,553
Operating leases	14	16	5	5	40
Capital Leases	7	14	13	62	96
Network deployment(c)	57	-	-	-	57
Total projected obligations and commitments(d)	$351	$574	$558	$4,620	$6,103

(a)	Excludes $153.2 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(d)	Excludes $12.2 million of derivative liability related to interest rate swaps maturing on October 24, 2022.

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

On July 14, 2017, we paid, to shareholders of record as of the close of business on June 30, 2017, a cash dividend on our common stock of $0.60 per share for the period from April 1, 2017 through June 30, 2017.

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

Capital Expenditures

We categorize our capital expenditures as either (i) success-based, (ii) maintenance, or (iii) corporate and non-network.  We define success-based capital expenditures as those which are tied to contractual obligations to customers or are discretionary in nature and are intended to add growth capacity to our existing network.  Maintenance capital expenditures are those necessary to keep existing network elements fully operational.  We anticipate continuing to invest in our network infrastructure across our Uniti Fiber and Uniti

Towers portfolios, and expect that cash on hand, borrowings under our Revolving Credit Facility, and cash flows provided by operating activities will be sufficient to support these investments.

Recent Accounting Guidance

New accounting rules and disclosures can impact our reported results and comparability of our financial statements. These matters are described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

In February 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the impacts the adoption of this accounting standard will have on our financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-01 effective January 1, 2017, with prospective application. As a result of the adoption of ASU 2017-01, the Company’s acquisition of NMS was determined to be an asset acquisition. Transaction costs associated with asset acquisitions, which includes our real property interest investments, are now capitalized as opposed to be recorded as an expense as was required prior to adoption of ASU 2017-01.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016. The Company intends to adopt the revenue recognition guidance on January 1, 2018 using the modified retrospective approach. The Company’s implementation efforts include reviewing revenue contracts and the identification of revenue within the scope of the guidance. While the Company currently has not identified any material changes in the timing of revenue recognition, the evaluation is ongoing.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee.  This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements by reviewing its existing operating lease contracts, where we are the lessee and service contracts that may include embedded leases. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets, the extent of the impact of a gross-up is under evaluation. The Company does not anticipate material changes to the recognition of operating lease expense in its Consolidated Statements of Income.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact the adoption of this accounting standard will have on our financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
2.1

Membership Interest Purchase Agreement, dated April 7, 2017, by and among Uniti Group Inc., Uniti Fiber Holdings Inc. and SLF Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 7, 2017 and filed with the SEC as of April 11, 2017 (File No. 001-36708)).

2.2

Amended and Restated Agreement of Limited Partnership of Uniti Group LP, dated July 3, 2017, by and between Uniti and Uniti Group LP LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of July 3, 2017 and filed with the SEC as of July 3, 2017 (File No. 001-36708)).

3.1

Amended and Restated Bylaws of Uniti Group Inc., as amended May 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708)).

3.2

Articles of Amendment to the Articles Supplementary for 3.00% Series A Convertible Preferred Stock of the Uniti Group Inc. dated May 9, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.1

Fifth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.2

Sixth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.3

Sixth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.4

Seventh Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.5

Third Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of December 15, 2016, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.6

Fourth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of December 15, 2016, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.7

Indenture, dated as of May 8, 2017, among Uniti Fiber Holdings Inc., Uniti Group Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 8, 2017 (File No. 001-36708)).

4.8

First Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of May 8, 2017, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.9

Second Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of May 8, 2017, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

10.1

Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

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

UNITI GROUP INC.

Date:	August 3, 2017	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 3, 2017	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description
2.1

Membership Interest Purchase Agreement, dated April 7, 2017, by and among Uniti Group Inc., Uniti Fiber Holdings Inc. and SLF Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of April 7, 2017 and filed with the SEC as of April 11, 2017 (File No. 001-36708)).

2.2

Amended and Restated Agreement of Limited Partnership of Uniti Group LP, dated July 3, 2017, by and between Uniti and Uniti Group LP LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of July 3, 2017 and filed with the SEC as of July 3, 2017 (File No. 001-36708)).

3.1

Amended and Restated Bylaws of Uniti Group Inc., as amended May 1, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708)).

3.2

Articles of Amendment to the Articles Supplementary for 3.00% Series A Convertible Preferred Stock of the Uniti Group Inc. dated May 9, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.1

Fifth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.2

Sixth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.3

Sixth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.4

Seventh Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.5

Third Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of December 15, 2016, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.6

Fourth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of December 15, 2016, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.7

Indenture, dated as of May 8, 2017, among Uniti Fiber Holdings Inc., Uniti Group Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 8, 2017 (File No. 001-36708)).

4.8

First Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of May 8, 2017, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to

Exhibit 4.7 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

4.9

Second Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of May 8, 2017, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

10.1

Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC on May 9, 2017 (File No. 001-36708)).

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