Form 10-Q
period 2017-09-30
Uniti Group Inc.
filed 2017-11-02
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, the registrant had 175,462,901 shares of common stock, $0.0001 par value per share, outstanding.

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

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to access debt and equity capital markets;
•	the impact on our business or the business of our customers as a result of credit rating downgrades, and fluctuating interest rates;
•	adverse impacts of litigation involving us or our customers;
•	our ability to retain our key management personnel;
•	our ability to maintain our status as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs;
•	covenants in our debt agreements that may limit our operational flexibility;
•	the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Thousands, except par value)	September 30, 2017	December 31, 2016
Assets:
Property, plant and equipment, net	$3,037,469	$2,670,037
Cash and cash equivalents	49,923	171,754
Accounts receivable, net	32,715	15,281
Goodwill	672,368	262,334
Intangible assets, net	438,019	160,584
Straight-line revenue receivable	42,050	29,088
Other assets	19,666	9,674
Total Assets	$4,292,210	$3,318,752
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$80,725	$40,977
Accrued interest payable	70,205	27,812
Deferred revenue	466,321	261,404
Derivative liability	10,442	6,102
Dividends payable	109,188	94,607
Deferred income taxes	85,145	28,394
Capital lease obligations	56,976	54,535
Contingent consideration	104,117	98,600
Notes and other debt, net	4,361,963	4,028,214
Total liabilities	5,345,082	4,640,645

Commitments and contingencies (Note 13)

Convertible preferred stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	82,785	80,552

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 174,821 shares at September 30, 2017 and 155,139 at December 31, 2016	17	15
Additional paid-in capital	642,981	141,092
Accumulated other comprehensive loss	(5,678)	(6,369)
Distributions in excess of accumulated earnings	(1,876,599)	(1,537,183)
Total Uniti shareholders' deficit	(1,239,279)	(1,402,445)
Noncontrolling interests - operating partnership units	103,622	-
Total shareholders' deficit	(1,135,657)	(1,402,445)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$4,292,210	$3,318,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2017	2016	2017	2016
Revenues:
Leasing	$171,673	$169,366	$512,893	$506,945
Fiber Infrastructure	66,363	25,219	136,158	38,995
Tower	2,796	159	6,679	271
Consumer CLEC	4,378	5,496	13,966	17,277
Total revenues	245,210	200,240	669,696	563,488
Costs and Expenses:
Interest expense	78,784	70,522	227,235	204,607
Depreciation and amortization	113,444	96,723	317,404	275,448
General and administrative expense	22,068	10,191	49,549	23,619
Operating expense (exclusive of depreciation and amortization)	30,172	15,704	74,258	30,322
Transaction related costs	8,512	9,315	32,213	24,435
Other (income) expense	(3,933)	-	9,638	-
Total costs and expenses	249,047	202,455	710,297	558,431

(Loss) income before income taxes	(3,837)	(2,215)	(40,601)	5,057
Income tax (benefit) expense	(8,672)	128	(8,976)	899
Net income (loss)	4,835	(2,343)	(31,625)	4,158
Net income attributable to noncontrolling interests	107	-	107	-
Net income (loss) attributable to shareholders	4,728	(2,343)	(31,732)	4,158
Participating securities' share in earnings	(388)	(407)	(1,156)	(1,164)
Dividends declared on convertible preferred stock	(656)	(649)	(1,968)	(1,087)
Amortization of discount on convertible preferred stock	(745)	(745)	(2,235)	(1,241)
Net income (loss) attributable to common shareholders	$2,939	$(4,144)	$(37,091)	$666

Earnings (loss) per common share:
Basic	$0.02	$(0.03)	$(0.22)	$0.00
Diluted	$(0.02)	$(0.03)	$(0.26)	$0.00

Weighted-average number of common shares outstanding
Basic	174,818	153,878	166,624	151,578
Diluted	175,399	153,878	166,816	151,716

Dividends declared per common share	$0.60	$0.60	$1.80	$1.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2017	2016	2017	2016
Net income (loss)	$4,835	$(2,343)	$(31,625)	$4,158
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	1,789	(1,870)	(4,340)	(63,331)
Changes in foreign currency translation	76	(101)	5,074	(180)
Other comprehensive income (loss)	1,865	(1,971)	734	(63,511)
Comprehensive income (loss)	6,700	(4,314)	(30,891)	(59,353)
Comprehensive income attributable to noncontrolling interest	150	-	150	-
Comprehensive income (loss) attributable to common shareholders	$6,550	$(4,314)	$(31,041)	$(59,353)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	-	$-	149,862,459	$15	$1,392	$(5,427)	$(1,162,886)	$-	$(1,166,906)
Net income	-	-	-	-	-	-	4,158	-	4,158
Issuance of common stock	-	-	5,077,629	-	137,665	-	-	-	137,665
Amortization of discount of convertible preferred stock	-	-	-	-	(1,241)	-	-	-	(1,241)
Other comprehensive loss	-	-	-	-	-	(63,511)	-	-	(63,511)
Common stock dividends	-	-	-	-	-	-	(276,567)	-	(276,567)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,087)	-	(1,087)
Equity issuance cost	-	-	-	-	(625)	-	-	-	(625)
Net share settlement	-	-	-	-	(203)	-	(1,920)	-	(2,123)
Stock-based compensation	-	-	183,072	-	3,478	-	-	-	3,478
Balance at September 30, 2016	-	$-	155,123,160	$15	$140,466	$(68,938)	$(1,438,302)	$-	$(1,366,759)

Balance at December 31, 2016	-	$-	155,138,637	$15	$141,092	$(6,369)	$(1,537,183)	$-	$(1,402,445)
Net loss	-	-	-	-	-	-	(31,732)	107	(31,625)
Issuance of common stock	-	-	19,528,302	2	517,499	-	-	-	517,501
Amortization of discount on convertible preferred stock	-	-	-	-	(2,235)	-	-	-	(2,235)
Other comprehensive income	-	-	-	-	-	691	-	43	734
Common stock dividends	-	-	-	-	-	-	(304,384)	(2,497)	(306,881)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,969)	-	(1,969)
Equity issuance cost	-	-	-	-	(18,575)	-	-	-	(18,575)
Contributions from noncontrolling interest holders								105,969	105,969
Net share settlement	-	-	-	-	(421)	-	(1,331)	-	(1,752)
Stock-based compensation	-	-	154,100	-	5,621	-	-	-	5,621
Balance at September 30, 2017	-	$-	174,821,039	$17	$642,981	$(5,678)	$(1,876,599)	$103,622	$(1,135,657)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Thousands)	2017	2016
Cash flow from operating activities
Net (loss) income	$(31,625)	$4,158
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	317,404	275,448
Amortization of deferred financing costs	7,964	5,640
Amortization of debt discount	9,127	5,964
Deferred income taxes	(12,281)	836
Straight-line revenues	(10,857)	(13,174)
Stock-based compensation	5,621	3,478
Change in fair value of contingent consideration	9,091	-
Other	810	22
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	532	(4,435)
Other assets	(4,307)	(4,951)
Accounts payable, accrued expenses and other liabilities	46,275	27,565
Net cash provided by operating activities	337,754	300,551
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	(763,665)	(489,538)
Acquisition of ground lease investments	(13,869)	(8,549)
NMS asset acquisitions (Note 3)	(68,557)	-
Capital expenditures - other	(111,101)	(10,655)
Net cash used in investing activities	(957,192)	(508,742)
Cash flow from financing activities
Principal payments on debt	(15,810)	(16,744)
Dividends paid	(294,272)	(273,692)
Payments of contingent consideration	(19,999)	-
Proceeds from issuance of Notes	201,000	148,875
Borrowings under revolving credit facility	360,000	521,000
Payments under revolving credit facility	(200,000)	(321,000)
Capital lease payments	(2,348)	(945)
Deferred financing costs	(28,533)	(2,946)
Common stock issuance, net of costs	498,924	54,211
Net share settlement	(1,752)	(2,123)
Net cash provided by financing activities	497,210	106,636
Effect of exchange rates on cash and cash equivalents	397	(181)
Net decrease in cash and cash equivalents	(121,831)	(101,736)
Cash and cash equivalents at beginning of period	171,754	142,498
Cash and cash equivalents at end of period	$49,923	$40,762
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$3,602	$4,403
Tenant capital improvements	$166,298	$112,200
Acquisition of businesses through non-cash consideration	$122,395	$259,996

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

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of September 30, 2017, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements include all accounts of the Company, its wholly-owned and/or controlled subsidiaries, which consist of the Operating Partnership, which the Company has determined itself to be the primary beneficiary. Under the Accounting Standards Codification 810 (“ASC 810”), Consolidation, the Operating Partnership is considered a variable interest entity the Company and is consolidated in the Company’s Condensed Consolidated Financial Statements of Uniti Group Inc.  All material intercompany balances and transactions have been eliminated.

ASC 810 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs.  Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance: and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

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

Customer List Intangible Assets—Customer list intangible assets are presented in the financial statements at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives with the exception of the customer list intangible assets related to our Consumer CLEC Business, which were brought over at carry-over basis at the time of the Company’s spin-off from Windstream Holdings, Inc. in 2015, and are amortized using the sum-of-the-digits method over their estimated useful lives.

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

Recently Issued Accounting Standards

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

In August 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and earlier adoption is permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on our financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the impacts the adoption of this accounting standard will have on our financial statements, but it is not expected to have a material impact.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016. The Company intends to adopt the revenue recognition guidance on January 1, 2018 using the modified retrospective approach. The Company’s implementation efforts include reviewing revenue contracts and the identification of revenue within the scope of the guidance. As ASU 2014-09 does not impact lessor accounting, the Company believes our accounting for leasing revenues will not be significantly impacted.  While the Company currently has not identified any material changes in the timing of revenue recognition, we do anticipate an impact to our Fiber Infrastructure costs, primarily related to the capitalization of commission expense under ASU 2014-09, and are currently in the process of quantifying such impacts.

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

Note 3. Business Combinations and Asset Acquisitions

Asset Acquisitions

Network Management Holdings LTD

On January 31, 2017, we completed the previously announced acquisition of NMS. The Company accounted for the acquisition of NMS as an asset purchase. At close, NMS owned and operated 366 wireless communications towers in Latin America with an additional 105 build to suit tower sites under development. The NMS portfolio spans three Latin American countries with 212 towers in Mexico, 54 towers in Nicaragua, and 100 towers in Colombia. The consideration for the 366 wireless towers in operation as of the transaction close date was $62.6 million, which was funded through cash on hand, and is presented in NMS asset acquisition on the Condensed Consolidated Statements of Cash Flows. NMS conducts its operations through three non-U.S. subsidiaries and the Company has determined that the functional currencies for the Mexican, Nicaraguan and Colombian subsidiaries are the Mexican Peso, US Dollar and Colombian Peso, respectively.  The non-U.S. subsidiaries in which NMS conducts its operations are subject to income tax in the jurisdictions in which they operate.  The acquisition did not result in a step up in tax basis under local law.  The Company recorded a net deferred tax liability of $18.4 million and a liability for unrecognized tax benefits of $5.3 million in connection with the acquisition. The deferred tax liability is primarily related to the excess of the recorded amounts for Property, Plant

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

& Equipment and Intangibles over their respective historical tax bases.  Under the terms of the purchase agreement, we will acquire the towers under development when construction is completed. The NMS towers are reflected in our Towers segment. See Note 12. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

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

As of September 30, 2017, construction was completed on 43 of the 105 towers that were under development at the time of the NMS acquisition, and we acquired the completed towers pursuant to the purchase agreement for approximately $4.1 million.

Business Combinations

Recent Transactions

Southern Light, LLC

On July 3, 2017, we acquired 100% of the outstanding equity of Southern Light for $638 million in cash and 2.5 million common units in the Operating Partnership with an acquisition date fair value of $64.3 million. Southern Light is a leading provider of data transport services along the Gulf Coast region serving twelve attractive Tier II and Tier III markets across Florida, Alabama, Louisiana, and Mississippi. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 12. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

(thousands)
Property, plant and equipment	$279,658
Cash and cash equivalents	1,992
Accounts receivable	11,139
Goodwill	318,007
Intangible assets	160,100
Other assets	1,287
Accounts payable, accrued expenses and other liabilities	(19,546)
Deferred revenue	(38,134)
Deferred income taxes	(9,004)
Capital lease obligations	(3,189)
Total purchase consideration	$702,310

The above purchase price allocation is considered preliminary and is subject to revision when the valuation of assets and liabilities is finalized upon receipt of the final valuation report from a third party valuation expert, and resolution of contractual adjustments, such as working capital adjustments, set forth in the merger agreement, which is anticipated to be finalized during the first half of 2018.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The goodwill arising from the transaction is primarily attributable to the expansion of our fiber network through the complementary nature of Southern Light’s fiber network to our existing fiber network, including anticipated incremental sales and cost savings. A portion of the goodwill is expected to be deductible for tax purposes.

We acquired an intangible asset that was assigned to customer relationships of $160.1 million (15 year life).

The acquired business contributed revenue of $22.4 million and an operating income of $1.9 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through September 30, 2017. We recorded transaction related costs related to the acquisition of Southern Light for the three and nine months ended September 30, 2017 of $2.1 million and $14.5 million, respectively, within transaction related costs on the Consolidated Statement of Income.

The acquisition of Southern Light was structured in a manner such that Southern Light ended up being owned by a subsidiary of ours with a pre-existing valuation allowance primarily related to deferred tax assets associated with net operating loss carryforwards. The acquisition of Southern Light also resulted in a change to our assessment of the need for a valuation allowance against these deferred tax assets, which resulted in a decrease to the valuation allowance of $8.0 million.  The decrease in valuation allowance was recorded as an income tax benefit for the quarter ended September 30, 2017.

Hunt Telecommunications, LLC

On July 3, 2017, we acquired 100% of the outstanding equity of Hunt for $130.2 million in cash and 1.6 million common units in the Operating Partnership with an acquisition date fair value of $41.6 million.  Additional contingent consideration of up to $17 million, with an acquisition date fair value of $16.4 million, may be paid upon the achievement of certain financial revenue milestones by delivering shares of our common stock. See Note 4.  Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 12.

(thousands)
Property, plant and equipment	$59,639
Cash and cash equivalents	2,281
Accounts receivable	4,905
Goodwill	92,275
Intangible assets	73,000
Other assets	2,875
Accounts payable, accrued expenses and other liabilities	(2,349)
Deferred revenue	(3,800)
Deferred income taxes	(40,391)
Capital lease obligations	(164)
Total purchase consideration	$188,271

The above purchase price allocation is considered preliminary and is subject to revision when the valuation of assets and liabilities is finalized upon receipt of the final valuation report from a third party valuation expert, which is anticipated to be finalized during the first half of 2018.

The goodwill arising from the transaction is primarily attributable to the expansion of our fiber network through the complementary nature of Hunt’s fiber network to our existing fiber network, including anticipated incremental sales and cost savings. The goodwill is not expected to be deductible for tax purposes.

We acquired an intangible asset that was assigned to customer relationships of $73 million (18 year life).

The acquired business contributed revenue of $7.9 million and an operating income of $1.4 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through September 30, 2017. We recorded transaction related costs related to the acquisition of Hunt for the three and nine months ended September 30, 2017 of $2.0 million and $5.7 million, respectively, within transaction related costs on the Consolidated Statement of Income.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The following table presents the unaudited pro forma summary of our financial results as if the Southern Light and Hunt business combinations had occurred on January 1, 2016. The pro forma results include additional depreciation and amortization resulting from purchase accounting adjustments, adjustments to amortized deferred revenue, and interest expense associated with debt used to fund the acquisition. The pro forma results do not include any synergies or other benefits of the acquisition. The pro forma results are not indicative of future results of operations, or results that might have been achieved had the acquisition been consummated on January 1, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2017	2016	2017	2016
Pro forma revenue	$245,860	$231,545	$733,967	$654,475
Pro forma net income (loss) attributable to common shareholders	5,534	(4,633)	(23,961)	(1,058)
Pro forma net income (loss) per common share	$0.03	$(0.03)	$(0.14)	$(0.01)

2016 Transactions

Tower Cloud, Inc.

On August 31, 2016, we acquired 100% of the outstanding equity of Tower Cloud, Inc. (“Tower Cloud”) for $187.5 million in cash and 1.9 million shares of our common stock with an acquisition date fair value of $58.5 million. Additional contingent consideration of up to $130 million, with an acquisition date fair value of $98.6 million, may be paid upon the achievement of certain defined operational and financial milestones. See Note 4. At the Company’s discretion, a combination of cash and shares of our common stock may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. Tower Cloud provides data transport services, with particular focus on providing infrastructure solutions to the wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 12. During the first quarter of 2017, certain contractual working capital adjustments resulted in a $0.2 million reduction of the purchase price and goodwill. See Note 7. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

(thousands)
Property, plant and equipment	$163,680
Cash and cash equivalents	14,346
Accounts receivable	3,043
Goodwill	117,032
Intangible assets	116,218
Other assets	2,595
Accounts payable, accrued expenses and other liabilities	(16,782)
Deferred revenue	(23,900)
Deferred income taxes	(24,866)
Capital lease obligations	(6,750)
Total purchase consideration	$344,616

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

(thousands)
Property, plant and equipment	$293,030
Cash and cash equivalents	7,003
Accounts receivable	6,584
Goodwill	145,054
Intangible assets	38,000
Other assets	5,161
Accounts payable, accrued expenses and other liabilities	(8,643)
Deferred revenue	(12,700)
Capital lease obligations	(49,195)
Total purchase consideration	$424,294

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

The following table summarizes the fair value of our financial instruments at September 30, 2017 and December 31, 2016:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2017
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,935,245	$-	$1,935,245	$-
Senior secured notes - 6.00%, due April 15, 2023	523,188	-	523,188	-
Senior unsecured notes - 8.25%, due October 15, 2023	979,575	-	979,575	-
Senior unsecured notes - 7.125%, due December 15, 2024	505,500	-	505,500	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	159,984	-	159,984	-
Derivative liability	10,442	-	10,442	-
Contingent consideration	104,117	-	-	104,117
Total	$4,218,051	$-	$4,113,934	$104,117

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2016
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,139,586	$-	$2,139,586	$-
Senior secured notes - 6.00%, due April 15, 2023	569,250	-	569,250	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,176,600	-	1,176,600	-
Senior unsecured notes - 7.125%, due December 15, 2024	404,000	-	404,000	-
Derivative liability	6,102	-	6,102	-
Contingent consideration	98,600	-	-	98,600
Total	$4,394,138	$-	$4,295,538	$98,600

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $4.5 billion at September 30, 2017, with a fair value of $4.1 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative liabilities are carried at fair value. See Note 6. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative liabilities fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative liabilities valuation in Level 2 of the fair value hierarchy.

As part of the acquisition of Hunt on July 3, 2017, we may be obligated to pay contingent consideration (the “Hunt Contingent Consideration”) upon the achievement of certain defined revenue milestones; therefore, we have recorded the estimated fair value of contingent consideration of approximately $9.5 million as of September 30, 2017. See Note 3. In accordance with the Hunt merger agreement, Uniti common shares will be used to satisfy the contingent consideration payment.  The fair value of the Hunt Contingent Consideration at September 30, 2017 was determined using the closing price of our common shares in the active market and probability estimates of future earnings and is classified as Level 3.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones; therefore, we recorded the estimated fair value of future contingent consideration of $94.6 million as of September 30, 2017. The fair value of the contingent consideration as of September 30, 2017, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified as Level 3. During the three and nine months ended September 30, 2017, we paid $1.2 million and $20.0 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statement of Income in the period in which the change occurs.  For the three months ended September 30, 2017, there was a $3.9 million decrease in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of Income.  For the nine months ended September 30, 2017, there was a $9.1 million increase in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of Income.

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	December 31, 2016	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	September 30, 2017
Contingent consideration	$98,600	$16,425	$9,091	$(19,999)	$104,117

Note 5. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	September 30, 2017	December 31, 2016
Land	Indefinite	$26,898	$26,833
Building and improvements	3 - 40 years	324,692	318,967
Real property interests	50 - 99 years	26,782	12,265
Poles	13 - 40 years	242,248	234,393
Fiber	7 - 40 years	2,587,647	2,243,822
Equipment	5 - 7 years	200,542	130,945
Copper	7 - 40 years	3,626,505	3,538,566
Conduit	13 - 47 years	91,179	90,540
Tower assets	20 - 49 years	59,162	4,307
Capital lease assets	(1)	97,283	89,723
Other assets	15 - 20 years	6,806	5,299
Corporate assets	3 - 7 years	2,888	2,731
Construction in progress	(1)	126,082	52,685
		7,418,714	6,751,076
Less accumulated depreciation		(4,381,245)	(4,081,039)
Net property, plant and equipment		$3,037,469	$2,670,037

(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three and nine months ended September 30, 2017 was $107.1 million and $305.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $95.0 million and $271.7 million, respectively.

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

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

(Thousands)	Location on Condensed Consolidated Balance Sheet	September 30, 2017	December 31, 2016
Interest rate swaps	Derivative liability	$10,442	$6,102

As of September 30, 2017 and December 31, 2016, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. For the three and nine months ended September 30, 2017, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $2.9 million and

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

$20.6 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017 was $4.7 million and $16.3 million, respectively. For the three and nine months ended September 30, 2016, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $7.8 million and $81.2 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2016 was $6.0 million and $17.8 million, respectively. For the three and nine months ended September 30, 2017, there was no ineffective portion of the change in fair value derivatives. For the three and nine months ended September 30, 2016, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning October 1, 2017, we estimate that $21.7 million will be reclassified as an increase to interest expense.

Note 7. Goodwill and Intangible Assets and Liabilities

Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2017, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2016	$262,334	$262,334
Goodwill purchase accounting adjustments	(248)	(248)
Goodwill associated with 2017 acquisitions	410,282	410,282
Goodwill at September 30, 2017	672,368	672,368

The carrying value of the intangible assets is as follows:

(Thousands)	September 30, 2017		December 31, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$2,000	$-

Finite life intangible assets:
Customer lists	421,744	(40,120)	188,642	(30,058)
Tenant contracts	40,117	(1,216)	-	-
Network(1)	14,526	(440)	-	-
Acquired below-market leases	1,509	(101)	-	-

Total intangible assets	479,896		190,642
Less: Accumulated amortization	(41,877)		(30,058)
Total intangible assets, net	$438,019		$160,584

Finite life intangible liabilities:
Acquired above-market leases	$3,571	$(238)	$-	$-

Finite life intangible liabilities:
Acquired above-market leases	3,571		-
Less: Accumulated amortization	(238)		-
Total intangible liabilities, net(2)	$3,333		$-
(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity that currently exists on these towers as of the valuation date.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(2)	Recorded in accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Amortization expense for the three and nine months ended September 30, 2017 was $6.3 million and $11.6 million, respectively. Amortization expense for the three and nine months ended September 30, 2016 was $1.7 million and $3.7 million, respectively.

Amortization expense is estimated to be $18.3 million for the full year of 2017, $25.1 million in 2018, $24.5 million in 2019, $24.0 million in 2020, and $23.5 million in 2021.

Note 8. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	September 30, 2017	December 31, 2016
Principal amount	$4,512,157	$4,167,967
Less unamortized discount, premium and debt issuance costs	(150,194)	(139,753)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,361,963	$4,028,214

Notes and other debt at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017		December 31, 2016
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$2,092,157	(91,302)	$2,107,967	$(78,699)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(8,961)	550,000	(9,817)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(42,062)	1,110,000	(45,599)
Senior unsecured notes - 7.125% due December 15, 2024	600,000	(7,869)	400,000	(5,638)
Senior secured revolving credit facility, variable rate, due April 24, 2020	160,000	-	-	-
Total	$4,512,157	$(150,194)	$4,167,967	$(139,753)

At September 30, 2017, notes and other debt included the following: (i) $2.1 billion under the senior secured term loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); (iv) $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes,” and together with the Secured Notes and 2023 Notes, the “Notes”), and (v) $160 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2020 pursuant to the Credit Agreement (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”).

On May 9, 2017, the Company completed its previously announced reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure. Under this structure, the Operating Partnership now holds substantially all of the Company’s assets and is the parent company of, among others, CSL Capital, LLC, Uniti Group Finance Inc. and Uniti Fiber Holdings Inc.  In connection with the up-REIT Reorganization, the Operating Partnership replaced the Company and assumed its obligations as an obligor under the Notes and Facilities.  The Company subsequently became a guarantor of the Notes and Facilities.  Because the Operating

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Partnership is not a corporation, a corporate co-obligor that is a subsidiary of the Operating Partnership was also added to the Notes and Credit Agreement as part of the up-REIT Reorganization. As discussed below, Uniti Group Finance Inc. is the corporate co-obligor under the Credit Agreement and co-issuer of the Secured Notes and the 2023 Notes, and Uniti Fiber Holdings Inc. is the co-issuer of the 2024 Notes.  Separate financial statements of the Operating Partnership have not been included since the Operating Partnership is not a registrant.

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

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2017, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

The Notes

The Borrowers, as co-issuers, have outstanding $550 million aggregate principal amount of the Secured Notes, of which $400 million was originally issued on April 24, 2015 at an issue price of 100% of par value and the remaining $150 million was issued on June 9, 2016 at an issue price of 99.25% of the par value as an add-on to the existing Secured Notes. The Borrowers, as co-issuers, also have outstanding $1.11 billion aggregate principal amount of the 2023 Notes that were originally issued on April 24, 2015 at an issue price of 97.055% of par value. The Secured Notes and the 2023 Notes are guaranteed by the Company and the Subsidiary Guarantors.

The Operating Partnership and its wholly-owned subsidiaries, CSL Capital, LLC and Uniti Fiber Holdings Inc., as co-issuers, have outstanding $600 million aggregate principal amount of the 2024 Notes, of which $400 million was originally issued on December 15, 2016 at an issue price of 100% of par value and the remaining $200 million of which was issued on May 8, 2017 at an issue price of 100.50% of par value under a separate indenture and was mandatorily exchanged on August 11, 2017 for 2024 Notes issued as “additional notes” under the indenture governing the 2024 Notes.  The 2024 Notes are guaranteed by the Company, Uniti Group Finance Inc. and the Guarantors.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Statements of Income. For the three and nine months ended September 30, 2017, we recognized $2.9 million and $8.0 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and nine months ended September 30, 2016, we recognized $2.0 million and $5.6 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

Note 9. Capital Stock

On April 25, 2017, we issued 19.5 million shares of our common stock, par value $0.0001 per share. The shares were sold at a public offering price of $26.50, generating proceeds of approximately $518 million, before underwriter discounts and transaction costs. The Company used the proceeds from this offering to fund a portion of the cash consideration paid in connection with the acquisitions of Southern Light and Hunt that closed on July 3, 2017.

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

Note 11. Earnings Per Share

Our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in FASB ASC 260, Earnings per Share (“ASC 260”).

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

The Hunt merger agreement provides for the issuance of additional common shares upon the achievement of certain defined revenue milestones. See Note 3. The earnings per share impact of the Hunt Contingent Consideration is calculated under the method described in ASC 260 for the treatment of contingently issuable shares in weighted-average shares outstanding.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2017	2016	2017	2016
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$4,728	$(2,343)	$(31,732)	$4,158
Less: Income allocated to participating securities	(388)	(407)	(1,156)	(1,164)
Dividends declared on convertible preferred stock	(656)	(649)	(1,968)	(1,087)
Amortization of discount on convertible preferred stock	(745)	(745)	(2,235)	(1,241)
Net income (loss) attributable to common shares	$2,939	$(4,144)	$(37,091)	$666
Denominator:
Basic weighted-average common shares outstanding	174,818	153,878	166,624	151,578
Basic earnings (loss) per common share	$0.02	$(0.03)	$(0.22)	$0.00

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2017	2016	2017	2016
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$4,728	$(2,343)	$(31,732)	$4,158
Less: Income allocated to participating securities	(388)	(407)	(1,156)	(1,164)
Dividends declared on convertible preferred stock	(656)	(649)	(1,968)	(1,087)
Amortization of discount on convertible preferred stock	(745)	(745)	(2,235)	(1,241)
Mark-to-market gain on share settled contingent consideration arrangements	(6,964)	-	(6,964)	-
Net (loss) income attributable to common shares	$(4,025)	$(4,144)	$(44,055)	$666
Denominator:
Basic weighted-average common shares outstanding	174,818	153,878	166,624	151,578
Contingent consideration (See Note 4)	581	-	192	-
Effect of dilutive non-participating securities	-	-	-	138
Weighted-average shares for dilutive earnings per common share	175,399	153,878	166,816	151,716
Dilutive (loss) earnings per common share	$(0.02)	$(0.03)	$(0.26)	$0.00

For the nine months ended September 30, 2017, 29,481 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.  For the three months ended September 30, 2016, 149,087 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

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

The Company’s business segment information is presented below. Prior year information has been recast to conform to the current year presentation.

	Three Months Ended September 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$171,673	$66,363	$2,796	$4,378	$-	$245,210

Adjusted EBITDA	$171,215	$28,348	$(98)	$1,025	$(5,552)	$194,938
Less:
Interest expense						78,784
Depreciation and amortization	87,320	24,050	1,326	652	96	113,444
Other income						(3,933)
Transaction related costs						8,512
Stock-based compensation						1,968
Income tax benefit						(8,672)
Net income						$4,835

Capital expenditures(1)	$-	$59,723	$10,284	$-	$7	$70,014

(1)Segment capital expenditures represents capital expenditures, the NMS asset acquisition and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended September 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$169,366	$25,219	$159	5,496	$-	$200,240

Adjusted EBITDA	$169,075	$9,273	$(258)	$1,213	$(3,627)	$175,676
Less:
Interest expense						70,522
Depreciation and amortization	86,007	9,701	106	814	95	96,723
Other expense						-
Transaction related costs						9,315
Stock-based compensation						1,331
Income tax expense						128
Net loss						$(2,343)

Capital expenditures(1)	$-	$6,877	$2,860	$-	$15	$9,752

(1)Segment capital expenditures represents capital expenditures and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended September 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$512,893	$136,158	$6,679	$13,966	$-	$669,696

Adjusted EBITDA	$511,803	$52,533	$(1,075)	$3,514	$(15,265)	$551,510
Less:
Interest expense						227,235
Depreciation and amortization	261,037	50,618	3,505	1,955	289	317,404
Other expense						9,638
Transaction related costs						32,213
Stock-based compensation						5,621
Income tax benefit						(8,976)
Net loss						$(31,625)

Capital expenditures(1)	$-	$103,497	$89,984	$-	$46	$193,527

(1)Segment capital expenditures represents capital expenditures, the NMS asset acquisition and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Nine Months Ended September 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$506,945	38,995	271	17,277	$-	$563,488

Adjusted EBITDA	$505,912	$14,773	$(857)	$3,875	$(10,678)	$513,025
Less:
Interest expense						204,607
Depreciation and amortization	257,059	15,448	216	2,443	282	275,448
Other expense						-
Transaction related costs						24,435
Stock-based compensation						3,478
Income tax expense						899
Net income						$4,158

Capital expenditures(1)	$-	$10,278	$8,771	$-	$155	$19,204

(1)Segment capital expenditures represents capital expenditures and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

Total assets by business segment as of September 30, 2017 and December 31, 2016 are as follows:

(Thousands)	September 30, 2017	December 31, 2016
Leasing	$2,140,087	$2,238,517
Fiber Infrastructure	1,962,682	914,082
Towers	140,350	18,004
Consumer CLEC	14,518	14,239
Corporate	34,573	133,910
Total of reportable segments	$4,292,210	$3,318,752

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

Note 14. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the nine months ended September 30, 2017:

(Thousands)	Currency Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedge	Total
Beginning balance at December 31, 2016	$(267)	$(6,102)	$(6,369)
Other comprehensive income (loss) before reclassifications	5,074	(20,591)	(15,517)
Amounts reclassified from accumulated other comprehensive income	-	16,251	16,251
Net other comprehensive income (loss)	4,807	(10,442)	(5,635)
Less: Other comprehensive income attributable to noncontrolling interest	2	41	43
Ending balance at September 30, 2017	$4,805	$(10,483)	$(5,678)

Note 15. Supplemental Guarantor Information

Pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company historically has provided condensed consolidating financial information for CSL Capital and the Guarantors because the 2023 Notes and the guarantees thereof were previously registered with the SEC under the Securities Act of 1933, as amended. Effective as of May 9, 2017 (the effective date of the previously announced up-REIT Reorganization (see Note 8)), the 2023 Notes ceased to be an obligation of the Company, and the Company was no longer required to provide supplemental guarantor information related to the 2023 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2017. This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2017.

Overview

Company Description

Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”), formerly known as Communications Sales & Leasing, Inc., is an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.

On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which substantially all of our leasing revenues are currently derived.

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, and Talk America Services (“Talk America”) as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that do not result in income that would be qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of the date of this report, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

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

Consumer CLEC: Represents the operations of Talk America through which we operate the Consumer CLEC Business, that prior to the Spin-Off was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long distance services to customers in the eastern and central United States.

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

Significant Business Developments

Acquisition of Southern Light, LLC. On July 3, 2017, we completed the previously announced acquisition of Southern Light, LLC (“Southern Light”). We acquired all of the outstanding membership interests of Southern Light for approximately $638 million in cash, including the payoff of existing indebtedness and unpaid transaction expenses, and the issuance of 2.5 million common units in the Operating Partnership with an acquisition date fair value of $64.3 million. Southern Light is a leading provider of data transport services along the Gulf Coast region serving twelve attractive Tier II and Tier III markets across Florida, Alabama, Louisiana, and Mississippi. Southern Light’s dense regional fiber network comprises nearly 540,000 fiber strand miles, 5,700 fiber route miles, and over 4,500 on-net locations.

Acquisition of Hunt Telecommunications, LLC. On July 3, 2017, we completed the previously announced acquisition of Hunt Telecommunications, LLC (“Hunt”). The Company acquired all of the outstanding equity interests of Hunt for approximately $130 million in cash, including the payoff of existing indebtedness and unpaid transaction expenses, and approximately 1.6 million units in the Operating Partnership with an acquisition date fair value of $41.6 million. Additional contingent consideration of up to $17 million, with an acquisition date fair value of $16.4 million will be paid upon the achievement of certain defined financial revenue milestones. Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana.

Comparison of the three months ended September 30, 2017 and 2016

Beginning in the first quarter of 2017, the Company manages and reports our operations in four reportable segments: Leasing, Fiber Infrastructure, Towers, and Consumer CLEC. Prior period data has been reclassified to conform to the current period presentation.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended September 30,
	2017		2016
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$171,673	70.0%	$169,366	84.6%
Fiber Infrastructure	66,363	27.1%	25,219	12.6%
Tower	2,796	1.1%	159	0.1%
Consumer CLEC	4,378	1.8%	5,496	2.7%
Total revenues	245,210	100.0%	200,240	100.0%
Costs and Expenses:
Interest expense	78,784	32.1%	70,522	35.2%
Depreciation and amortization	113,444	46.3%	96,723	48.3%
General and administrative expense	22,068	9.0%	10,191	5.1%
Operating expense	30,172	12.3%	15,704	7.8%
Transaction related costs	8,512	3.5%	9,315	4.7%
Other (income) expense	(3,933)	(1.6%)	-	-
Total costs and expenses	249,047	101.6%	202,455	101.1%
Loss before income taxes	(3,837)	(1.6%)	(2,215)	(1.1%)
Income tax (benefit) expense	(8,672)	(3.5%)	128	0.1%
Net income (loss)	4,835	2.0%	(2,343)	(1.2%)
Net income attributable to noncontrolling interests	107	0.0%	-	-
Net income (loss) attributable to shareholders	4,728	1.9%	(2,343)	(1.2%)
Participating securities' share in earnings	(388)	(0.2%)	(407)	(0.2%)
Dividends declared on convertible preferred stock	(656)	(0.3%)	(649)	(0.3%)
Amortization of discount on convertible preferred stock	(745)	(0.3%)	(745)	(0.4%)
Net income (loss) attributable to common shareholders	$2,939	1.2%	$(4,144)	(2.1%)

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

For the three months ended September 30, 2017, we recognized $171.7 million of revenue from rents under the Master Lease, which included $4.3 million of straight-line revenues and $4.0 million of TCI revenue.  For the three months ended September 30, 2016, we recognized $169.4 million of revenues from the Master Lease, which included $4.3 million of straight-line rent revenue, and $1.7 million of TCI revenue.  The increase in TCI revenue is attributable to increased investment by Windstream in TCIs. Windstream invested $52.5 million in TCIs during the three months ended September 30, 2017, an increase from $41.6 million it invested in TCIs during the three months ended September 30, 2016. Since the inception of the Master Lease, Windstream has invested a total of $391.9 million in such improvements.

Because a substantial portion of our revenue is derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition if Windstream were to default under the Master Lease or otherwise experience operating difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue and sales. On September 22, 2017, Windstream Services, LLC (“Windstream Services”), Windstream’s primary operating subsidiary, received a purported notice of default dated September 21, 2017 from a large purported holder of Windstream Services’ 6 3/8% Senior Notes due 2023 (the “Windstream Notes”). The notice alleged, among other things, that Windstream Services violated certain restrictive covenants of the indenture governing the Windstream Notes in connection with Windstream’s Spin-Off of Uniti Group.  Windstream is challenging the alleged default in federal court and recently launched an exchange offer and consent solicitation to obtain a waiver of the alleged default from holders representing a majority of the aggregate principal amount of the Windstream Notes. If the alleged defaults claimed by the noteholder are not waived, the noteholder or the Windstream Notes’ trustee may allege that an “event of default” has occurred under the Windstream Notes’ indenture. An actual “event of default” would permit the Windstream Notes’ trustee or holders of at least 25% in aggregate principal amount of outstanding of the Windstream Notes to declare the principal amount of all outstanding Windstream Notes to be immediately due and payable. Such an outcome would trigger cross-default provisions in Windstream’s other debt instruments, including Windstream Services existing credit facility, which, in turn, would trigger a default under the Master Lease. In addition, Windstream Services’ ability to pay dividends to Windstream Holdings under the terms of its indentures is subject to certain conditions, including the absence of a default or event of default, and any actual default or event of default could prevent Windstream Services from providing sufficient funding to Windstream Holdings to make payments on the Master Lease. Accordingly, we monitor the credit quality of Windstream through numerous methods, including by (i) reviewing the credit ratings of Windstream by nationally recognized credit rating agencies, (ii) reviewing the financial statements of Windstream that are publicly available and that are required to be delivered to us pursuant to the Master Lease, (iii) monitoring news reports regarding Windstream and its businesses, (iv) conducting research to ascertain industry trends potentially affecting Windstream, and (v) monitoring the timeliness of its lease payments.

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

Fiber Infrastructure – For the three months ended September 30, 2017, we recognized $66.4 million of revenue, approximately 54% of which was derived from lit backhaul services, approximately 10% from construction revenue and approximately 29% from other service revenue.  For the three months ended September 30, 2016, we recognized $25.2 million of revenue, approximately 75% of which was derived from lit backhaul services. The increase is primarily driven by the timing of the acquisition of Tower Cloud which took place on August 31, 2016, and the acquisitions of Southern Light and Hunt which took place on July 3, 2017.  At September 30, 2017, we had approximately 16,324 customer connections, up from 5,400 customer connections at September 30, 2016. The increase is primarily attributable to the Southern Light and Hunt acquisitions.

Towers - For the three months ended September 30, 2017, we recognized $2.8 million of revenue, of which $2.3 million relates to our Latin American operations, primarily driven by revenues associated with our January 2017 acquisition of Network Management Holdings LTD (“NMS”).

Consumer CLEC - For the three months ended September 30, 2017, we recognized $4.4 million of revenue from the Consumer CLEC Business, compared to $5.5 million for the three months ended September 30, 2016. The decrease is due to the effects of competition and customer attrition, as we served 31,590 customers as of September 30, 2017, an 18.11% decrease from 38,574 customers served at September 30, 2016.

Interest Expense

Interest expense for the three months ended September 30, 2017, totaled $78.8 million, which includes non-cash interest expense of $6.1 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the three months ended September 30, 2016 totaled $70.5 million, which includes non-cash interest expense of $4.0 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is primarily related to interest expense on the add-on Secured Notes and the 2024 Notes of $10.7 million, which were not incurred in the prior year. This increase was partially offset by approximately $5.3 million of interest savings related to the repricing of $2.1 billion of term loans outstanding under our senior secured credit agreement. Effective February 9, 2017, interest on the term loans was LIBOR plus 3.00% per annum (with a minimum LIBOR rate of 1.0%), compared to LIBOR plus 4.0% per annum (with a minimum LIBOR rate of 1.0%) for the three months ended September 30, 2016.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended September 30, 2017 totaled $113.4 million, which included property, plant and equipment depreciation of $107.0 million, corporate asset depreciation of $0.1 million and intangible asset amortization of $6.3 million. Charges for depreciation and amortization for the three months ended September 30, 2016 totaled $96.7 million, which included property, plant and equipment depreciation of $94.8 million, corporate asset depreciation of $0.2 million and intangible asset amortization of $1.7 million. The increase is primarily driven by the timing of the acquisitions of Tower Cloud, Southern Light and Hunt.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended September 30, 2017, general and administrative costs totaled $22.1 million (9.0% of revenue), which includes $2.0 million of stock-based compensation expense. For the three months ended September 30, 2016, general and administrative costs totaled $10.2 million (5.1% of revenue), which includes $1.3 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of Tower Cloud, Southern Light and Hunt.  Fiber Infrastructure general and administrative expenses for the three months ended September 30, 2017 and 2016, totaled $10.0 million and $4.8 million, respectively.

Operating Expense

Operating expense for the three months ended September 30, 2017, totaled $30.2 million (12.3% of revenue), and consisted of $3.4 million (1.4% of revenue) of expense related to the operation of the Consumer CLEC Business, $25.4 million (10.4% of revenue) of expense related to Fiber Infrastructure operations and $1.4 million (0.5% of revenue) of expense related to Towers operations. For the three months ended September 30, 2016, operating expenses totaled $15.7 million (7.8% of revenue), which related to the operation of the Consumer CLEC Business ($4.3 million) and Fiber Infrastructure operations ($11.4 million).

The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of Tower Cloud, Southern Light and Hunt.  For the three months ended September 30, 2017, Fiber Infrastructure operating expenses included $5.8 million of construction related expenses, $3.7 million of payroll related expense, $3.0 million of tower rent, $6.0 million of lit service expense and $1.7 million of dark fiber rent.  For the three months ended September 30, 2016, Fiber Infrastructure operating expenses included $2.0 million of payroll related expense, $2.5 million of tower rent and $1.6 million of lit service expense.

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended September 30, 2017 totaled $2.5 million (1.0% of revenue) and $0.3 million (0.1% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the three months ended September 30, 2016 totaled $3.1 million (1.5% of revenue) and $0.4 million (0.2% of revenue), respectively.

Other (Income) Expense

We recognized $3.9 million of non-cash income due to an unrealized gain for mark-to-market adjustments on our contingent consideration arrangements, which was recorded in Other (income) expense for the three months ended September 30, 2017.

Income Tax (Benefit) Expense

We recorded an $8.7 million benefit in income tax benefit for the three months ended September 30, 2017, primarily as a result of a $8.0 million income tax benefit we recorded related to the release of a valuation allowance due to the closing of the Southern Light transaction. The Southern Light transaction resulted in a deferred tax liability, and this future reversal of taxable temporary differences supports the realization of deferred tax assets which previously had a valuation allowance.

Reportable Segments

The following tables set forth, for the three months ended September 30, 2017 and 2016, revenues and Adjusted EBITDA of our reportable segments:

	Three Months Ended September 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$171,673	$66,363	$2,796	$4,378	$-	$245,210

Adjusted EBITDA	$171,215	$28,348	$(98)	$1,025	$(5,552)	$194,938
Less:
Interest expense						78,784
Depreciation and amortization	87,320	24,050	1,326	652	96	113,444
Other income						(3,933)
Transaction related costs						8,512
Stock-based compensation						1,968
Income tax benefit						(8,672)
Net income						$4,835

	Three Months Ended September 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$169,366	$25,219	$159	5,496	$-	$200,240

Adjusted EBITDA	$169,075	$9,273	$(258)	$1,213	$(3,627)	$175,676
Less:
Interest expense						70,522
Depreciation and amortization	86,007	9,701	106	814	95	96,723
Other expense						-
Transaction related costs						9,315
Stock-based compensation						1,331
Income tax expense						128
Net loss						$(2,343)

Comparison of the nine months ended September 30, 2017 and 2016

Beginning in the first quarter of 2017, the Company manages and reports our operations in four reportable segments: Leasing, Fiber Infrastructure, Towers, and Consumer CLEC. Prior period data has been reclassified to conform to the current period presentation.

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Nine Months Ended September 30,
	2017		2016
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$512,893	76.6%	$506,945	90.0%
Fiber Infrastructure	136,158	20.3%	38,995	6.9%
Tower	6,679	1.0%	271	0.0%
Consumer CLEC	13,966	2.1%	17,277	3.1%
Total revenues	669,696	100.0%	563,488	100.0%
Costs and Expenses:
Interest expense	227,235	33.9%	204,607	36.3%
Depreciation and amortization	317,404	47.4%	275,448	48.9%
General and administrative expense	49,549	7.4%	23,619	4.2%
Operating expense	74,258	11.1%	30,322	5.4%
Transaction related costs	32,213	4.8%	24,435	4.3%
Other expense	9,638	1.4%	-	-
Total costs and expenses	710,297	106.1%	558,431	99.1%
(Loss) income before income taxes	(40,601)	(6.1%)	5,057	0.9%
Income tax (benefit) expense	(8,976)	(1.3%)	899	0.2%
Net (loss) income	(31,625)	(4.7%)	4,158	0.7%
Net income attributable to noncontrolling interests	107	0.0%	-	-
Net income (loss) attributable to shareholders	(31,732)	(4.7%)	4,158	0.7%
Participating securities' share in earnings	(1,156)	(0.2%)	(1,164)	(0.2%)
Dividends declared on convertible preferred stock	(1,968)	(0.3%)	(1,087)	(0.2%)
Amortization of discount on convertible preferred stock	(2,235)	(0.3%)	(1,241)	(0.2%)
Net (loss) income attributable to common shareholders	$(37,091)	(5.5%)	$666	0.1%

Revenues

Leasing – For the nine months ended September 30, 2017, we recognized $512.9 million of revenue from rents under the Master Lease, which included $13.0 million of straight-line revenues and $9.8 million of TCI revenue. For the nine months ended September 30, 2016, we recognized $506.9 million of revenues from the Master Lease, which included $13.0 million of straight-line rent revenue, and $3.9 million of TCI revenue.  The increase in TCI revenue is attributable to increased investment by Windstream in TCIs.  Windstream invested $166.3 million in TCIs during the nine months ended September 30, 2017, an increase from $112.2 million it invested in TCIs during the nine months ended September 30, 2016. Since the inception of the Master Lease, Windstream has invested a total of $391.9 million in such improvements.

Fiber Infrastructure – For the nine months ended September 30, 2017, we recognized $136.2 million of revenue, approximately 62% of which was derived from lit backhaul services, approximately 13% from construction revenue and approximately 15% from other service revenue.  For the nine months ended September 30, 2016 we recognized $39.0 million of revenue, approximately 78% of which was derived from lit backhaul services. The revenue increase is primarily driven by the timing of the acquisitions of PEG, Tower Cloud, Southern Light and Hunt.  At September 30, 2017, we had approximately 16,324 customer connections, up from 5,400 customer connections at September 30, 2016. The increase is primarily attributable to the August 31, 2016 acquisition of Tower Cloud and the July 3, 2017 acquisitions of Southern Light and Hunt.

Towers - For the nine months ended September 30, 2017, we recognized $6.7 million of revenue, of which $5.4 million relates to our Latin American operations, primarily driven by revenues associated with our January 2017 acquisition of NMS.

Consumer CLEC - For the nine months ended September 30, 2017, we recognized $14.0 million of revenue from the Consumer CLEC Business, compared to $17.3 million for the nine months ended September 30, 2016. The decrease is due to the effects of competition and customer attrition, as we served 31,590 customers as of September 30, 2017, a 18.11% decrease from 38,574 customers served at September 30, 2016.

Interest Expense

Interest expense for the nine months ended September 30, 2017, totaled $227.2 million, which includes non-cash interest expense of $17.1 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the nine months ended September 30, 2016, totaled $204.6 million, which includes non-cash interest expense of $11.6 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is primarily related to interest expense on the add-on Secured Notes and the 2024 Notes of $26.7 million, which were not incurred in the prior year. This increase was partially offset by approximately $13.5 million of interest savings related to the repricing of $2.1 billion of term loans outstanding under our senior secured credit agreement. Effective February 9, 2017, interest on the term loans was LIBOR plus 3.00% per annum (with a minimum LIBOR rate of 1.0%), compared to LIBOR plus 4.0% per annum (with a minimum LIBOR rate of 1.0%) for the nine months ended September 30, 2016.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the nine months ended September 30, 2017 totaled $317.4 million, which included property, plant and equipment depreciation of $305.5 million, corporate asset depreciation of $0.3 million and intangible asset amortization of $11.6 million. Charges for depreciation and amortization for the nine months ended September 30, 2016 totaled $275.4 million, which included property, plant and equipment depreciation of $271.3 million, corporate asset depreciation of $0.4 million and intangible asset amortization of $3.7 million. The increase is primarily driven by the timing of the acquisitions of PEG, Tower Cloud, Southern Light and Hunt.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the nine months ended September 30, 2017, general and administrative costs totaled $49.5 million (7.4% of revenue), which includes $5.6 million of stock-based compensation expense. For the nine months ended September 30, 2016, general and administrative costs totaled $23.6 million (4.2% of revenue), which includes $3.5 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively, as well as the acquisition of Southern Light and Hunt that closed on July 3, 2017.  Fiber Infrastructure general and administrative expenses for the nine months ended September 30, 2017 and 2016, totaled $21.2 million and $7.7 million, respectively.

Operating Expense

Operating expense for the nine months ended September 30, 2017, totaled $74.3 million (11.1% of revenue), and consisted of $10.5 million (1.6% of revenue) of expense related to the operation of the Consumer CLEC Business, $60.4 million (9.0% of revenue) of expense related to Fiber Infrastructure operations and $3.4 million (0.5% of revenue) of expense related to Towers operations. For the nine months ended September 30, 2016, operating expenses totaled $30.3 million (5.4% of revenue), which related to the operation of the Consumer CLEC Business ($13.4 million) and Fiber Infrastructure operations ($16.9 million).

The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively, as well as the acquisition of Southern Light and Hunt that closed on July 3, 2017.  For the nine months ended September 30, 2017, Fiber Infrastructure operating expenses included $16.9 million of construction related expenses, $11.3 million of payroll related expense, $8.6 million of tower rent, $9.6 million of lit service expense, $7.3 million of maintenance expense and $5.3 million of dark fiber rent. For the nine months ended September 30, 2016, Fiber Infrastructure operating expenses included $3.1 million of payroll related expense, $4.1 million of tower rent and $2.4 million of lit service expense.

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the nine months ended September 30, 2017 totaled $7.8 million (1.2% of revenue) and $1.1 million (0.2% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the nine months ended September 30, 2016 totaled $9.6 million (1.7% of revenue) and $1.3 million (0.2% of revenue), respectively.

Other Expense

Other expense for the nine months ended September 30, 2017, totaled $9.6 million (1.4% of revenue), primarily as a result of a net unrealized loss of $9.1 million for mark-to-market adjustments on our contingent consideration arrangements.

Income Tax (Benefit) Expense

We recorded a $9.0 million benefit in income tax benefit for the nine months ended September 30, 2017, primarily as a result of a $8.0 million income tax benefit we recorded primarily related to the release of a valuation allowance due to the closing of the Southern Light transaction. The Southern Light transaction resulted in a deferred tax liability, and this future reversal of taxable temporary differences supports the realization of deferred tax assets which previously had a valuation allowance.

Reportable Segments

The following tables set forth, for the nine months ended September 30, 2017 and 2016, revenues and Adjusted EBITDA of our reportable segments:

	Nine Months Ended September 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$512,893	$136,158	$6,679	$13,966	$-	$669,696

Adjusted EBITDA	$511,803	$52,533	$(1,075)	$3,514	$(15,265)	$551,510
Less:
Interest expense						227,235
Depreciation and amortization	261,037	50,618	3,505	1,955	289	317,404
Other expense						9,638
Transaction related costs						32,213
Stock-based compensation						5,621
Income tax benefit						(8,976)
Net loss						$(31,625)

	Nine Months Ended September 30, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$506,945	38,995	271	17,277	$-	$563,488

Adjusted EBITDA	$505,912	$14,773	$(857)	$3,875	$(10,678)	$513,025
Less:
Interest expense						204,607
Depreciation and amortization	257,059	15,448	216	2,443	282	275,448
Other expense						-
Transaction related costs						24,435
Stock-based compensation						3,478
Income tax expense						899
Net income						$4,158

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

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2017	2016	2017	2016
Net income (loss)	$4,835	$(2,343)	$(31,625)	$4,158
Depreciation and amortization	113,444	96,723	317,404	275,448
Interest expense	78,784	70,522	227,235	204,607
Income tax (benefit) expense	(8,672)	128	(8,976)	899
EBITDA	$188,391	$165,030	$504,038	$485,112
Stock based compensation	1,968	1,331	5,621	3,478
Other (income) expense	(3,933)	-	9,638	-
Transaction related costs	8,512	9,315	32,213	24,435
Adjusted EBITDA	$194,938	$175,676	$551,510	$513,025

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2017	2016	2017	2016
Net income (loss) attributable to common shareholders	$2,939	$(4,144)	$(37,091)	$666
Real estate depreciation and amortization	95,519	88,846	278,714	261,678
Participating securities share in earnings	388	407	1,156	1,164
Participating securities share in FFO	(388)	(394)	(1,156)	(1,164)
Adjustments for noncontrolling interests	(2,222)	-	(2,222)	-
FFO attributable to common shareholders	$96,236	$84,715	$239,401	$262,344
Transaction related costs	8,512	9,315	32,213	24,435
Change in fair value of contingent consideration	(3,933)	-	9,091	-
Amortization of deferred financing costs	2,889	1,959	7,964	5,640
Amortization of debt discount	3,221	2,038	9,127	5,964
Stock based compensation	1,968	1,331	5,621	3,478
Non-real estate depreciation and amortization	17,925	7,877	38,690	13,770
Straight-line revenues	(3,609)	(4,547)	(10,857)	(13,174)
Maintenance capital expenditures	(1,476)	(1,415)	(3,454)	(2,095)
Amortization of discount on convertible preferred stock	745	745	2,235	1,241
Adjustment to deferred tax valuation allowance	(7,992)	-	(7,992)	-
Other non-cash (revenue) expense, net	(3,509)	(2,333)	(9,304)	(4,842)
Adjustments for noncontrolling interests	(310)	-	(310)	-
AFFO attributable to common shareholders	$110,667	$99,685	$312,425	$296,761

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with SEC on February 23, 2017. As of September 30, 2017, there has been no material change to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities, and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), borrowings under the Operating Partnership’s senior secured revolving credit facility that matures April 24, 2020 (the “Revolving Credit Facility”), and proceeds from the issuance of debt and equity securities. As of September 30, 2017, we had cash and cash equivalents of $49.9 million and $590 million of undrawn borrowing capacity under the Revolving Credit Facility. On July 3, 2017, we closed the previously announced acquisitions of Southern Light and Hunt, using approximately $768 million in cash, including the payoff of existing indebtedness and unpaid transaction expenses.

Cash provided by operating activities was $337.8 million and $300.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Cash used in investing activities was $957.2 million for the nine months ended September 30, 2017, which was driven by the acquisitions of Southern Light ($635.9 million), Hunt ($127.9 million), NMS assets ($68.6 million), ground lease investments ($13.9 million), partially offset by a Tower Cloud working capital adjustment ($0.2 million), and capital expenditures ($111.1 million), primarily related to our Uniti Fiber and Uniti Towers businesses. Cash used in investing activities was $508.7 million for the nine months ended September 30, 2016, which was driven by the acquisition of PEG ($316.1 million), the acquisition of Tower Cloud ($173.4 million) and capital expenditures ($19.2 million). The increase in capital expenditures is due to network deployments related to our Uniti Fiber and Uniti Towers businesses.

As of September 30, 2017, under the terms of the purchase agreement with NMS, we have acquired 43 of the 105 towers, which were under development at the time of the NMS acquisition, for approximately $4.1 million.

Cash provided by financing activities was $497.2 million for the nine months ended September 30, 2017, which primarily represents the net proceeds from the sale of common stock through a public offering ($498.9 million) and proceeds from the 2024 Notes issued in May 2017 ($201.0 million), which were used to fund the acquisitions of Southern Light and Hunt, and net borrowings under the Revolving Credit Facility ($160.0 million), partially offset by dividend payments ($294.3 million), deferred financing costs related to the term loan repricing and 2024 Notes issued in May 2017 ($28.5 million), contingent consideration payments ($19.9 million), and principal payments related to the Term Loan Facility ($15.8 million).

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the quarter ended September 30, 2017, no sales were made under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. While we have not used the program to date, we currently intend to utilize the program when we believe the price we can obtain for our common stock is attractive. In addition, our UPREIT structure, enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends. We issued limited partnership interests as part of the acquisition consideration for the recently completed acquisitions of Hunt and Southern Light.

We anticipate our cash on hand and borrowing availability under the Revolving Credit Facility, combined with our cash flows provided by operating activities will be sufficient to fund our business operations, debt service and distributions to our shareholders over the next twelve months. However, we may take advantage of opportunities to generate additional liquidity through capital markets transactions including, without limitation, the ATM Program. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Contractual Obligations

As of September 30, 2017, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$42	$42	$4,247	$4,352
Interest payments on long-term debt obligations(b)	252	501	498	280	1,531
Operating leases	15	19	8	17	59
Capital Leases	8	16	13	56	93
Network deployment(c)	52	-	-	-	52
Total projected obligations and commitments(d)	$348	$578	$561	$4,600	$6,087

(a)	Excludes $150.2 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(d)	Excludes $10.4 million of derivative liability related to interest rate swaps maturing on October 24, 2022.

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

On October 13, 2017, we paid, to shareholders of record as of the close of business on September 29, 2017, a cash dividend on our common stock of $0.60 per share for the period July 1, 2017 through September 30, 2017.

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

In August 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements.

ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and earlier adoption is permitted. The Company is currently evaluating the impacts the adoption of this accounting standard will have on our financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company is currently evaluating the impacts the adoption of this accounting standard will have on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016. The Company intends to adopt the revenue recognition guidance on January 1, 2018 using the modified retrospective approach. The Company’s implementation efforts include reviewing revenue contracts and the identification of revenue within the scope of the guidance. As ASU 2014-09 does not impact lessor accounting, the Company believes our accounting for leasing revenues will not be significantly impacted.  While the Company currently has not identified any material changes in the timing of revenue recognition, we do anticipate an impact to our Fiber Infrastructure costs, primarily related to the capitalization of commission expense under ASU 2014-09, and are currently in the process of quantifying such impacts.

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

Off-Balance Sheet Arrangements

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	1,335	$26.26	—	—
August 1, 2017 to August 31, 2017	703	19.30	—	—
September 1, 2017 to September 30, 2017	—	—	—	—
Total	2,038	$23.86	—	—

(1) The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

4.1*

Fifth Supplemental Indenture, dated as of August 11, 2017, among Uniti Group LP, Uniti Fiber Holdings Inc., and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 7.125% Senior Notes due 2024.

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

UNITI GROUP INC.

Date:	November 2, 2017	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 2, 2017	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Chief Accounting Officer (Principal Accounting Officer)