Form 10-K
period 2017-12-31
Uniti Group Inc.
filed 2018-03-01
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2017, was $3,342,033,490

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2018 was 175,428,468.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the impact and integration of Hunt Telecommunications, LLC ("Hunt") and Southern Light, LLC ("Southern Light"), including expectations regarding operational synergies with Uniti Towers and Uniti Fiber; expectations regarding settling conversion of our 3% convertible preferred stock in cash upon conversion; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") or Hunt's achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding the amortization of intangible assets; expectations regarding the closing of the U.S. TelePacific Holding Corp. (“TPx”) transaction; and expectations regarding the payment of dividends.

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

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to access debt and equity capital markets;
•	the impact on our business or the business of our customers as a result of credit rating downgrades, and fluctuating interest rates;
•	adverse impacts of litigation or disputes involving us or our customers;
•	our ability to retain our key management personnel;
•	our ability to maintain our status as a real estate investment trust (“REIT”);
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs, including the impact of the recently enacted U.S. tax reform legislation;
•	covenants in our debt agreements that may limit our operational flexibility;

•	the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments;

•	the risk that the TPx transaction agreements may be modified or terminated prior to expiration or that the conditions to the TPx transaction may not be satisfied; and
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

PART I

Item 1. Business.

The Company

Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”) was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014. Uniti is an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.

On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which we lease the Distribution Systems back to Windstream.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. The only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include the Consumer CLEC Business, which is operated through Talk America Services, LLC (“Talk America”), a direct, wholly-owned subsidiary of Uniti. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2017, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

For the year ended December 31, 2017, we had revenues of $916.0 million, net loss attributable to common shareholders of $16.6 million, Funds From Operations (“FFO”) of $352.5 million and Adjusted Funds From Operations (“AFFO”) of $424.8 million. Both FFO and AFFO are non-GAAP financial measures, which we use to analyze our results. Refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report for additional information regarding these non-GAAP measures. As of December 31, 2017, we managed our operations in four reportable business segments, which are described in more detail in Note 13 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

Business

We are an independent, internally-managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We manage our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing and Talk America.

Uniti Fiber

Uniti Fiber is a leading provider of infrastructure solutions, including cell site backhaul and small cell for wireless operators and Ethernet, wavelengths and dark fiber for telecommunications carriers and enterprises. With Uniti Fiber, our goal is to capitalize on the rising demand by carriers and enterprises for dark fiber, establish ourselves as a proven small-cell systems provider and leverage wholesale enterprise opportunities as well as opportunities through the School and Libraries Program (commonly referred to as E-Rate) administered by the Universal Service Administrative Company. We believe Uniti Fiber is the mission-critical focal point in the modern communications infrastructure industry and will accelerate our growth and diversification strategy and expand our relationships with high quality national and international wireless carriers.

On July 3, 2017, we acquired Southern Light and Hunt. Southern Light is a provider of data transport services along the Gulf Coast region serving twelve attractive Tier II and Tier III markets across Florida, Alabama, Louisiana, and Mississippi, and Hunt is a provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana.  These acquisitions allow us to scale our products and capacity with wireless carriers, enterprise, wholesale, and E-Rate customers across a significantly expanded Uniti Fiber network.

At December 31, 2017, Uniti Fiber’s revenues under contract were over $1.3 billion, with a network consisting of 1.4 million strand miles of fiber and approximately 16,750 customer connections.  Results for Uniti Fiber are reported in our consolidated financial statements in our Fiber Infrastructure business segment.

Uniti Towers

The strategy of Uniti Towers is to acquire and construct tower and tower-related real estate in the United States and Latin America. We are focused on markets with strong macroeconomic fundamentals, politically stable environments and strong underlying communications growth trends. Specifically, our focus is on markets where numerous investment grade carriers operate and there is strong communications infrastructure potential due to underpenetrated 5G, 4G or even 3G technology.  Uniti Towers also provides build-to-suit opportunities using customized master lease agreements designed for long-term carrier partnerships. We believe that our strategy of focusing on fiber and towers in the United States and Latin America through Uniti Fiber and Uniti Towers is highly synergistic and will drive incremental growth opportunities.

On January 31, 2017, Uniti Towers completed the acquisition of Network Management Holdings LTD (“NMS”).  At close, NMS owned and operated 366 wireless communications towers across Mexico, Colombia, and Nicaragua.

At December 31, 2017, the Uniti Towers’ portfolio consisted of 227 wireless communications towers located in 20 states across the eastern and central United States and 440 wireless communications towers in Latin America.  Results for Uniti Towers are reported in our consolidated financial statements in our Towers business segment.

Uniti Leasing

Uniti Leasing is engaged in acquiring mission-critical communications assets, such as fiber, data centers, next-generation consumer broadband, coaxial and upgradeable copper, and leasing them back to anchor customers on either an exclusive or shared-tenant basis.   Presently, Uniti Leasing’s primary source of revenue is rental revenues from leasing the Distribution Systems to Windstream under the Master Lease.  We believe our attractive cost of capital and advantaged REIT structure will enable Uniti Leasing to provide creative and tax-efficient solutions to additional customers, including (i) sale leaseback transactions, whereby Uniti Leasing acquires existing infrastructure assets from communications service providers and leases them back on a long-term basis; (ii) capital investment financing, whereby Uniti Leasing offers communications service providers a cost-efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iii) mergers and acquisitions financing, whereby Uniti Leasing facilitates mergers and acquisition transactions as a capital partner.  Results for Uniti Leasing are reported in our consolidated financial statements in our Leasing business segment.

Talk America

We conduct the Consumer CLEC Business through Talk America Services, LLC. Talk America provides local telephone, high-speed Internet and long distance service to approximately 28,500 customers principally located in 17 states across the eastern and central United States. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers.  Results for Talk America are reported in our in our consolidated financial statements in our Consumer CLEC business segment.

Industry

The current communications infrastructure industry is marked by the growing demand for and use of bandwidth-intensive devices and applications, such as smart devices, real-time and online streaming video, cloud-based applications, social media and mobile broadband. This growth in consumption requires the support of robust communications infrastructure, of which fiber networks and communications towers are critical components. Substantial investments have been made in recent years in fiber networks, lit services and colocation facilities to keep pace with the increased bandwidth use of both enterprise- and consumer-end users. As companies attempt to keep pace with this rapidly evolving business sector, communications infrastructure continues to increase in priority and economic importance. We believe this considerable demand creates tremendous opportunities for us as an acquirer and operator and as a funding source for operators seeking to capitalize on these trends through build outs and acquisitions of infrastructure assets.

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

Strategy

Our primary goal is to create long-term stockholder value by (i) generating reliable and growing cash flows, (ii) diversifying our tenant and asset base, (iii) paying a consistent dividend, and (iv) maintaining our financial strength and liquidity. To achieve this goal, we employ a business strategy that leverages our first mover advantages in the sector and our strong access to the capital markets. The key components of our business strategy are:

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

Fund Capital Extensions and Improvements of Infrastructure Assets for Existing and New Tenants

We believe the communications infrastructure industry in the United States is currently going through an upgrade cycle driven by the consumer’s general desire for greater bandwidth and wireless services. These upgrades require significant capital expenditures, and we believe Uniti provides an attractive, non-competitive funding source for communication service providers to help accelerate the expansion of their networks at an attractive cost of capital.

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

Facilitate M&A Transactions in the Communication Service Sector as a Capital Partner

We believe Uniti can provide cost efficient funds to potential acquirors in the communication service sector, and thereby facilitate M&A transactions as a capital partner. The highly fragmented nature of the communication service sector is expected to result in more consolidation, which we believe will provide us ample opportunity to pursue these types of transactions.

Maintain Balance Sheet Strength and Liquidity

We seek to maintain a capital structure that provides the resources and financial flexibility to position us to capitalize on strategic growth opportunities. Our access to, and cost of, external capital is dependent on various factors, including general market conditions, credit ratings on our securities, interest rates and expectations of our future business performance. We intend to maintain a strong balance sheet through disciplined use of leverage, aiming to lower our relative cost of capital over time, and continuing to have access to multiple sources of capital and liquidity. As of December 31, 2017, we had $59.8 million of unrestricted cash and cash equivalents, and $470 million of undrawn borrowing capacity under our revolving credit facility. All of our debt is either fixed-rate debt, or floating-rate debt that we have fixed through the use of interest rate swaps.

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

Experienced and Committed Management Team

Our senior management team is comprised of veteran leaders with strong backgrounds in their respective disciplines. As a result of extensive public company experience, our senior management team has over 100 years of combined experience in managing telecommunications operations, consummating mergers and acquisitions and accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.

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

Employees

At December 31, 2017, we had 654 full-time employees. Except for 18 employees in Mexico, none of our employees are subject to a collective bargaining agreement.

Significant Customers

For the years ended December 31, 2017 and 2016 and for the period from April 24, 2015 to December 31, 2015, 74.8%, 87.9% and 96.3% of our revenues, respectively, were derived from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease.

Government Regulation, Licensing and Enforcement

U.S. Telecommunications Regulatory Overview

Market Overview

Our subsidiaries and our tenants operate in a regulated and highly competitive market.  Current and potential competitors include other communications tower owners, providers of voice and data services, providers of fiber and other backhaul services, traditional telephone companies, cable companies, Internet service providers, and other companies. As operators of telecommunications facilities and services, both we and the current and future tenants of our telecommunications assets are typically subject to extensive and complex federal, state and local telecommunications laws and regulations. The Federal Communications Commission (“FCC”) regulates the provision of interstate and international telecommunications services, and state public utility commissions (“PUCs”) regulate intrastate telecommunications services. Both FCC and PUC telecommunications regulations are wide-ranging and can subject us and our tenants to civil, criminal and administrative sanctions. We expect that the telecommunications industry, in general, will continue to face increased competition and regulation. Changes in laws and regulations and regulatory non-compliance by us or our tenants could have a significant direct or indirect effect on our operations and financial condition, as detailed below and set forth under “Risk Factors—Risks Related to Our Business.”

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

Uniti Fiber

Our subsidiaries that compose Uniti Fiber own and operate significant fiber and other communications backhaul facilities throughout various regions of the U.S.  The provision of such services is subject to FCC and PUC licensure in many jurisdictions, and the companies are typically licensed as CLECs and/or interexchange carriers in those states where they operate.  The companies also hold various FCC wireless licenses in order to provide microwave backhaul services.  Because of the nature of the licenses that these companies hold, and the nature of the services that they provide, they are subject to various federal and state regulatory requirements, including, but not limited to, revenue and other reporting requirements and tariffing requirements.  The companies must also maintain their wireless licenses with the FCC, which requires construction and notification reporting and other regulatory requirements.  The construction of additions to our current fiber network through our Uniti Fiber subsidiary is also subject to certain state and local governmental permitting and licensing requirements

Regulatory Changes

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

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect telecommunications operations and facilities. These complex laws, and their enforcement, involve a myriad of regulations, many of which involve strict liability. Some of these federal, state and local laws may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal property damages and the owner’s liability therefore could exceed or impair the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral, which, in turn, could reduce revenues.

Available Information

Our principal executive offices are located at 10802 Executive Center Drive, Benton Building Suite 300, Little Rock, AR 72211 and our telephone number is (501) 850-0820.  We currently maintain a website at www.uniti.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Our Exchange Act filings can also be found at www.sec.gov.

Current copies of our Code of Business Conduct and Ethics & Whistleblower Policy, Corporate Governance Guidelines, and the charters for our Audit, Compensation and Governance Committees are posted in the Corporate Governance section of the About Us page of our website at www.uniti.com.

Item 1A. Risk Factors.

Risks Related to Our Business

We are dependent on Windstream Holdings to make payments to us under the Master Lease, and an event that materially and adversely affects Windstream’s business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.

Windstream is the lessee of the Distribution Systems pursuant to the Master Lease and, therefore, is presently the source of a substantial portion of our revenues. There can be no assurance that Windstream will have sufficient assets, income and access to financing to enable it to satisfy its payment and other obligations under the Master Lease. In recent years, Windstream has experienced annual declines in its total revenue and sales.  Most recently, Windstream has endured a challenge from an entity who acquired certain Windstream debt securities for the purpose of seeking an “event of default” under such securities relating to the Spin-Off.  An actual “event of default” would permit the trustee or holders of at least 25% in aggregate principal amount of outstanding of such Windstream debt securities to declare the principal amount of all outstanding Windstream debt to be immediately due and payable. Such an outcome would trigger cross-default provisions in Windstream’s other debt instruments, including Windstream’s existing credit facility, which, in turn, would trigger a default under the Master Lease. A default by Windstream under the Master Lease could materially adversely affect our business, assets, financial position, and results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT.

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

Windstream received a private letter ruling (the “IRS Ruling”) from the Internal Revenue Service (the “IRS”) to the effect that, on the basis of certain facts presented and representations and assumptions set forth in the request submitted to the IRS, the Spin-Off will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations and assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Windstream will not be able to rely on the IRS Ruling. In addition, the IRS Ruling does not address certain requirements for tax-free treatment of the Spin-Off under Sections 355 and 368(a)(1)(D) of the Code and Windstream’s use of Uniti indebtedness and common stock to retire certain of Windstream’s indebtedness (the “debt exchanges”). Accordingly, the Spin-Off was conditioned upon the receipt by Windstream of a tax opinion from its counsel with respect to the requirements on which the IRS did not rule, which concluded that such requirements also should be satisfied. The tax opinion was based on, among other things, the IRS Ruling, then current law and certain representations and assumptions as to factual matters made by Windstream and us. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the IRS or the courts, and the IRS or the courts may not agree with the tax opinion.

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

As of December 31, 2017, we had outstanding long term indebtedness of approximately $4.5 billion consisting of a combination of senior notes and term loans. Additionally, we have a revolving credit facility in an aggregate principal amount of up to $750 million, $470 million of which was undrawn as of December 31, 2017, provided by a syndicate of banks and other financial institutions. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets or sell assets as needed.

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

Risks Related to the Status of Uniti as a REIT

If we do not qualify as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which could reduce the amount of cash available for distribution to our stockholders and to service debt.

We operate as a REIT for U.S. federal income tax purposes.  Our qualification as a REIT will depend on our satisfaction of certain highly technical and complex asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we may not obtain independent appraisals.

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

Complying with the REIT requirements may cause us to forego otherwise attractive acquisition opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets can be represented by nonqualified publicly offered REIT debt instruments (as defined in the Code). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result of such asset limitations, we may be required to forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders and servicing our debt.

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

If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.

At December 31, 2017, we had $673.7 million of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. Changes in these events and conditions or other assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.  For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7A-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Uniti and its subsidiaries own approximately 97,700 fiber network route miles, representing approximately 4.9 million fiber strand miles, approximately 216,100 route miles of copper cable lines, central office land and buildings across 41 states and beneficial rights to permits, pole agreements and easements.

Leasing Segment

Uniti Leasing’s network properties include its fiber route miles and copper route miles. Below is a geographic distribution summary as of December 31, 2017:

Location	Fiber Route Miles	Copper Route Miles	Total Route Miles
GA	9,600	43,800	53,400
IA	8,500	32,700	41,200
KY	7,700	30,300	38,000
TX	7,700	33,800	41,500
NC	4,200	18,200	22,400
IL	3,700	—	3,700
OH	3,300	10,300	13,600
AR	2,900	11,200	14,100
IN	2,600	—	2,600
MI	2,100	—	2,100
WI	2,100	—	2,100
OK	1,600	11,000	12,600
FL	1,500	7,700	9,200
MO	1,300	—	1,300
PA	1,300	8,400	9,700
NM	900	—	900
WV	900	5,000	5,900
TN	800	—	800
VA	800	—	800
AL	600	2,200	2,800
MS	400	1,400	1,800
Other(1)	300	—	300
Total	64,800	216,000	280,800
(1) Includes 13 states.

Fiber Segment

Uniti Fiber’s network properties include its fiber route miles and wireless communication towers. Below is a geographic distribution summary as of December 31, 2017:

Location	Fiber Route Miles
GA	5,600
LA	4,900
PA	4,400
FL	4,100
AL	3,000
MS	2,700
IL	2,300
VA	1,700
NY	1,500
TX	900
Other(1)	1,800
Total	32,900
(1) Includes 12 states.

Towers Segment

Uniti Tower’s network properties include its wireless communication towers. Below is a geographic distribution summary as of December 31, 2017:

Location	Towers
LA	120
NM	22
TX	22
AR	13
NE	13
MS	7
PA	5
MN	4
AL	3
GA	3
OK	3
Other(1)	12
Total Domestic(2)	227

Mexico	285
Colombia	100
Nicaragua	55
Total International	440

Total	667
(1) Includes 9 states.
(2) Includes 123 wireless communication towers acquired as part of the acquisitions of Hunt and Southern Light.

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

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “UNIT.” It has been our policy to declare quarterly dividends to common shareholders so as to comply with the provisions of the Internal Revenue Code governing REITs. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market, and the cash dividends declared per common share:

2017	High	Low	Per Share Declared
Quarter ended March 31	$29.65	$25.20	$0.60
Quarter ended June 30	$27.78	$23.15	$0.60
Quarter ended September 30	$26.55	$13.81	$0.60
Quarter ended December 31	$18.64	$14.18	$0.60

2016	High	Low	Per Share Declared
Quarter ended March 31	$22.91	$15.13	$0.60
Quarter ended June 30	$29.57	$21.63	$0.60
Quarter ended September 30	$32.73	$28.71	$0.60
Quarter ended December 31	$31.54	$22.50	$0.60

Holders

As of February 16, 2018, the closing price of our common stock was $16.13 per share as reported on the NASDAQ Global Select Market. As of February 16, 2018, we had 175,428,601 outstanding shares of common stock, 22,644 record holders and approximately 182,829 beneficial owners of our common stock.

Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the years ended December 31, 2017 and 2016 and from April 24, 2015 to December 31, 2015 our common stock distribution per share was $2.40, $2.40, and $1.04, respectively, characterized as follows:

	Year Ended December 31,		Period from
	2017	2016	April 24 - December 31, 2015
Ordinary dividends	$1.22	$1.31	$0.87
Non-dividend distributions	1.18	1.09	0.17
Total	$2.40	$2.40	$1.04

It is expected that our dividend will be $2.40 per share per annum, subject to approval of our board of directors.

Stock Performance

The following graph shows a comparison from April 20, 2015 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2017 of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (S&P 400 Index), and the MSCI US REIT Index. The graph assumes that $100 was invested at the market open on April 20, 2015 and that all dividends were reinvested in the common stock of Uniti, the S&P 400 Index and the MSCI US REIT Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Stockholder Returns

Based on Investment of $100.00 Beginning on April 20, 2015

	4/20/2015	12/31/2015	12/31/2016	12/31/2017
Uniti Group Inc.	$100.00	$72.33	$107.65	$84.94
S&P 400 Index	100.00	92.56	111.76	129.90
MSCI US REIT Index	100.00	100.78	109.46	115.08

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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	—	—	—	—
November 1, 2017 to November 30, 2017	474	16.54	—	—
December 1, 2017 to December 31, 2017	—	—	—	—
Total	474	$16.54	—	—
(1)	Excludes 21,504 shares withheld related to awards of Uniti restricted stock held by current Windstream employees granted in connection with the Spin-Off accordance with the Employee Matters

Agreement. Additional information regarding the Employee Matters Agreement is contained in Note 11 – Related Party Transactions of the Notes to the Consolidated Financial Statements.
(2)	The weighted-average price per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 6. Selected Financial Data.

The following table sets forth selected financial data for Uniti on a consolidated and combined historical basis as of the dates and for the years indicated.

Prior to April 24, 2015, we did not operate the Consumer CLEC Business separately from Windstream, nor did we commence our leasing business. The selected historical financial data as of December 31, 2014 and 2013 and for the period from January 1, 2015 to April 24, 2015 and the years ended December 31, 2014 and 2013 has been derived from the audited financial statements of the Consumer CLEC Business and Distribution Systems.

The following should be read in conjunction with the combined financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K.

	Year Ended December 31,				Year Ended December 31,
(Thousands, except per share data)	2017	2016	April 24 - December 31, 2015	January 1 - April 24, 2015	2014	2013
Statement of Income Data:
Total revenue(1)	$916,032	$770,408	$476,314	$10,149	$36,015	$45,126
Interest expense	305,994	275,394	181,797	*	*	*
Net (loss) income attributable to common shareholders	(16,552)	(5,497)	23,718	*	*	*
Earnings per common share - basic	(0.10)	(0.04)	0.16	*	*	*
Earnings per common share - diluted	$(0.13)	$(0.04)	$0.16	*	*	*
Balance Sheet Data:
Total assets(2)	$4,330,082	$3,318,752	$2,542,636	*	$2,588,450	$2,704,882
Notes and other debt(3)	4,539,026	4,082,749	3,505,228	*	*	*
Total shareholders' (deficit) equity(4)	(1,207,142)	(1,402,445)	(1,166,906)	*	2,580,565	2,695,223
Other Data:
Net cash provided by operating activities	$405,260	$375,988	$293,208	*	*	*
Net cash used in investing activities	(1,019,408)	(535,231)	(1,079,442)	*	*	*
Net cash provided by financing activities	501,967	188,766	928,714	*	*	*
Dividends paid	400,210	367,830	156,854	*	*	*
Dividends declared per common share	2.40	2.40	1.64	*	*	*
Funds from operations ("FFO")(5)	352,477	346,051	259,829	*	*	*
Diluted FFO per common share	2.09	2.27	1.73	*	*	*
Adjusted funds from operations ("AFFO")(5)	424,824	398,537	267,077	*	*	*
Diluted AFFO per common share	$2.51	$2.61	$1.78	*	*	*

* Information not applicable for periods presented

(1)	For periods prior to April 24, 2015, amounts represent revenues of the Consumer CLEC Business as an integrated operation within Windstream.
(2)	As of December 31, 2014 and 2013 amounts represent the combined assets of the Consumer CLEC Business and the Distribution Systems.
(3)	As of December 31, 2017 and 2016, amount includes $56.3 million and $54.5 million of capital lease obligations, respectively.

(4)	As of December 31, 2014 and 2013 amounts include the net assets contributed of the Consumer CLEC Business and the Distribution Systems.
(5)	For a more detailed discussion and reconciliation of FFO and AFFO, see “Non-GAAP Financial Measures” in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates.

Overview

Company Description

Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”) is an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.

On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”), to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which substantially all of our leasing revenues are currently derived.

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, and Talk America Services, LLC, which operates the Consumer CLEC Business (“Talk America”), as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

We expect to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including, (i) sale leaseback transactions, whereby we acquire existing infrastructure assets from third parties, including communication service providers, and lease them back on a long-term triple net basis; (ii) whole company acquisitions, which may include the use of one or more TRSs that are permitted under the tax laws to acquire and operate non-REIT businesses and assets subject to certain limitations; (iii) capital investment financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iv) mergers and acquisitions financing, whereby we facilitate mergers and acquisition transactions as a capital partner.

We manage our operations as four reportable business segments in addition to our corporate operations:

Leasing Segment: Represents our REIT operations and includes the results from our leasing business, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis.

Fiber Infrastructure Segment: Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.

Towers Segment: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate in the United States and Latin America.

Consumer CLEC Segment: Represents the operations of Talk America through which we operate the Consumer CLEC Business, that prior to the Spin-Off was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long distance services to customers in the eastern and central United States.

Corporate Operations: Represents our corporate and back office functions. Certain costs and expenses, primarily related to headcount, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 13 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

Significant Business Developments

Tax Reform.  On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $17.4 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount relates to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future.

Acquisition of Southern Light, LLC. On July 3, 2017, we completed the previously announced acquisition of Southern Light, LLC (“Southern Light”). We acquired all of the outstanding membership interests of Southern Light for approximately $638 million in cash, including the payoff of existing indebtedness and unpaid transaction expenses, and the issuance of 2.5 million common units in the Operating Partnership with an acquisition date fair value of $64.3 million. Southern Light is a leading provider of data transport services along the Gulf Coast region serving twelve attractive Tier II and Tier III markets across Florida, Alabama, Louisiana, and Mississippi. Southern Light’s dense regional fiber network comprises nearly 540,000 fiber strand miles, 5,700 fiber route miles, and over 4,500 on-net locations.  The results of operations of Southern Light are reflected in the Fiber Infrastructure segment beginning July 3, 2017.

Acquisition of Hunt Telecommunications, LLC. On July 3, 2017, we completed the previously announced acquisition of Hunt Telecommunications, LLC (“Hunt”). The Company acquired all of the outstanding equity interests of Hunt for approximately $129 million in cash, including the payoff of existing indebtedness and unpaid transaction expenses, and approximately 1.6 million units in the Operating Partnership with an acquisition date fair value of $41.6 million. Additional contingent consideration of up to $17 million, with an acquisition date fair value of $16.4 million will be paid upon the achievement of certain defined financial revenue milestones. Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana.  The results of operations of Hunt are reflected in the Fiber Infrastructure segment beginning July 3, 2017.

up-REIT Reorganization.  On May 9, 2017, we completed our reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure. Under this structure, the Operating Partnership, which we control as a general partner, holds substantially all of our assets. The financial position and results of operations of the

Operating Partnership do not include the Consumer CLEC Business because Talk America is a direct, wholly-owned subsidiary of Uniti. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership (the “OP Units”) as a tax-efficient acquisition currency for future acquisitions of assets or entities. Each OP Unit is exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value.

Issuance of Senior Unsecured Notes. On May 8, 2017, the Company, CSL Capital, LLC and Uniti Fiber Holdings Inc. co-issued $200 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “May 2017 Notes”).  The proceeds from the offering were used to fund a portion of the cash consideration payable in connection with the acquisition of Southern Light. In connection with the up-REIT Reorganization on May 9, 2017, the Operating Partnership replaced the Company as a co-issuer of the May 2017 Notes, and the Company and Uniti Group Finance Inc. became guarantors of the May 2017 Notes. On August 11, 2017, the May 2017 Notes were mandatorily exchanged for notes issued as “additional notes” under the indenture governing our 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes”).

Issuance of Common Stock. On April 25, 2017, we issued 19.5 million shares of our common stock at a public offering price of $26.50, resulting in proceeds to the Company of $499 million, net of underwriting discounts and commissions, which were used to fund a portion of the cash consideration payable in connection with the acquisitions of Southern Light and Hunt.

Acquisition of NMS. On January 31, 2017, we completed the previously announced acquisition of Network Management Holdings LTD (‘‘NMS’’). At close, NMS owned and operated 366 wireless communications towers in Latin America with an additional 105 build-to-suit tower sites under development. The NMS portfolio spans three Latin America countries with 212 towers in Mexico, 54 in Nicaragua, and 100 in Colombia. The consideration for the 366 wireless towers currently in operation was $62.6 million, which was funded through cash on hand. Under the terms of the purchase agreement, we will acquire the towers under development when construction is completed. As of December 31, 2017, construction was completed on 50 of the 105 towers that were under development at the time of the NMS acquisition, and we acquired the completed towers pursuant to the purchase agreement for approximately $5.1 million.  The results of operations of NMS are reflected in the Towers segment beginning January 31, 2017.

Comparison of the years ended December 31, 2017 and 2016

The following tables sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

(Thousands)	Year Ended December 31, 2017	% of Revenues	Year Ended December 31, 2016	% of Revenues
Revenues:
Leasing	$685,099	74.8%	$676,868	87.8%
Fiber Infrastructure	202,791	22.1%	70,568	9.2%
Tower	10,055	1.1%	500	0.1%
Consumer CLEC	18,087	2.0%	22,472	2.9%
Total revenues	916,032	100.0%	770,408	100.0%
Costs and Expenses:
Interest expense	305,994	33.4%	275,394	35.7%
Depreciation and amortization	434,205	47.4%	375,970	48.8%
General and administrative expense	72,045	7.9%	35,402	4.6%
Operating expense (exclusive of depreciation and amortization)	102,176	11.2%	49,668	6.4%
Transaction related costs	38,005	4.1%	33,669	4.4%
Other expense	11,284	1.2%	-	0.0%
Total costs and expenses	963,709	105.2%	770,103	100.0%

(Loss) income before income taxes	(47,677)	(5.2%)	305	0.0%
Income tax (benefit) expense	(38,849)	(4.2%)	517	0.1%
Net (loss)	(8,828)	(1.0%)	(212)	(0.0%)
Net income attributable to noncontrolling interests	611	0.1%	-	0.0%
Net (loss) attributable to shareholders	(9,439)	(1.0%)	(212)	(0.0%)
Participating securities' share in earnings	(1,509)	(0.2%)	(1,557)	(0.2%)
Dividends declared on convertible preferred stock	(2,624)	(0.3%)	(1,743)	(0.2%)
Amortization of discount on convertible preferred stock	(2,980)	(0.3%)	(1,985)	(0.3%)
Net (loss) attributable to common shareholders	$(16,552)	(1.8%)	$(5,497)	(0.7%)

The following table sets forth, for the years ended December 31, 2017 and 2016, revenues and Adjusted EBITDA of our reportable segments:

	Year Ended December 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$685,099	$202,791	$10,055	$18,087	$-	$916,032

Adjusted EBITDA	$683,651	$83,987	$(831)	$4,556	$(21,839)	$749,524
Adjusted EBITDA margin	99.8%	41.4%	(8.3%)	25.2%	-	81.8%
Less:
Interest expense						305,994
Depreciation and amortization	347,999	78,307	4,907	2,607	385	434,205
Other expense						11,284
Transaction related costs						38,005
Stock-based compensation						7,713
Income tax benefit						(38,849)
Net loss						$(8,828)

	Year Ended December 31, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$676,868	$70,568	$500	$22,472	$-	$770,408

Adjusted EBITDA	$675,114	$25,912	$(1,123)	$5,074	$(14,793)	$690,184
Adjusted EBITDA margin	99.7%	36.7%	(224.6%)	22.6%	-	89.6%
Less:
Interest expense						275,394
Depreciation and amortization	343,368	28,629	337	3,258	378	375,970
Other expense						-
Transaction related costs						33,669
Stock-based compensation						4,846
Income tax expense						517
Net loss						$(212)

Revenues

Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The Master Lease has an initial term of 15 years with four five-year renewal options and encompasses properties located in 29 states. Rent under the Master Lease is an annual fixed amount of approximately $654 million. Beginning May 2018 and continuing for the remainder of the initial term, rent under the Master Lease is subject to an annual escalation of 0.5%. Rental revenues over the initial term of the Master Lease are recognized in the financial statements on a straight-line basis, representing approximately $670.8 million per year.

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

For the year ended December 31, 2017, we recognized $685.1 million of revenue under the Master Lease, which included $14.3 million of TCI revenue. For the year ended December 31, 2016, we recognized $677.4 million of revenue under the Master Lease, which included $6.1 million of TCI revenue. The increase in TCI revenue is attributable to increased investment by Windstream in TCIs. Windstream invested $228 million in TCIs during the year ended December 31, 2017, an increase from $157 million it invested in TCIs during the year ended December 31, 2016. Since the inception of the Master Lease, Windstream has invested a total of $453.5 million in such improvements.

Because a substantial portion of our revenue is derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition if Windstream were to default under the Master Lease or otherwise experience operating difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue and sales.  Most recently, Windstream has endured a challenge from an entity who acquired certain Windstream debt securities for the purpose of seeking an “event of default” under such securities relating to the Spin-Off.  An actual “event of default” would permit the trustee or holders of at least 25% in aggregate principal amount of outstanding of such Windstream debt securities to declare the principal amount of all outstanding Windstream debt to be immediately due and payable. Such an outcome would trigger cross-default provisions in Windstream’s other debt instruments, including Windstream Services’ existing credit facility, which, in turn, would trigger a default under the Master Lease. Accordingly, we monitor the credit quality of Windstream through numerous methods, including by (i) reviewing the credit ratings of Windstream by nationally recognized credit rating agencies, (ii) reviewing the financial statements of Windstream that are publicly available and that are required to be delivered to us pursuant to the Master Lease, (iii) monitoring ongoing litigation and news reports regarding Windstream and its businesses, (iv) conducting research to ascertain industry trends potentially affecting Windstream, and (v) monitoring the timeliness of its lease payments.

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

Fiber Infrastructure – In our Fiber Infrastructure segment, we recognized $202.8 million of revenue for the year ended December 31, 2017, of which approximately 55.1% was derived from lit backhaul services, approximately 20.6% was derived from internet and voice revenue, approximately 11.3% was derived from construction revenue and approximately 13.0% was derived from other services. For the year ended December 31, 2016, we recognized $70.6 million of revenue Fiber Infrastructure segment, approximately 78% of which was derived from lit backhaul services.  The revenue increase is primarily driven by the timing of the acquisitions of PEG Bandwidth, LLC (“PEG” or “PEG Bandwidth”), Tower Cloud, Southern Light and Hunt.  At December 31, 2017, we had approximately 16,750 customer connections, up from 5,450 customer connections at December 31, 2016. The increase is primarily attributable to the July 3, 2017 acquisitions of Southern Light and Hunt.

Towers – For the year ended December 31, 2017, we recognized $10.1 million of revenue in our Towers segment, of which $7.5 million relates to our Latin American operations, primarily driven by revenues associated with our January 2017 acquisition of NMS.

At December 31, 2017, the Uniti Towers’ portfolio consisted of 227 wireless communications towers located on 20 states across the Eastern and Central regions in the United States, and 440 wireless communications towers in Latin America.

Consumer CLEC – For the year ended December 31, 2017, we recognized $18.1 million of revenue from the Consumer CLEC Business, compared to $22.5 million for the period for the year ended December 31, 2016. The decrease is primarily attributable to a loss of customers during the period. We served approximately 28,500 customers as of December 31, 2017, a 23% decrease from 37,000 at December 31, 2016. The decrease in customers is due to the effects of competition and customer attrition.

Interest Expense

Interest expense for the year ended December 31, 2017, totaled $306.0 million, which includes non-cash interest expense of $23.1 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the year ended December 31, 2016, totaled $275.4 million, which includes non-cash interest expense of $16.0 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is primarily related to interest expense on the additional $150 million aggregate principal amount of 6.00% Senior Secured Notes issued on June 16, 2016 as an add-on to the Company’s existing senior secured notes (the “add-on Secured Notes”) and the 2024 Notes of $41 million. This increase was partially offset by approximately $19 million of interest savings related to the repricing of $2.1 billion of term loans outstanding under our senior secured credit agreement. Effective February 9, 2017, interest on the term loans was LIBOR plus 3.00% per annum (with a minimum LIBOR rate of 1.0%), compared to LIBOR plus 4.0% per annum (with a minimum LIBOR rate of 1.0%) for the year ended December 31, 2016.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the year ended December 31, 2017 totaled $434.2 million (47.4% of revenue), which included property, plant and equipment depreciation of $415.9 million and intangible asset amortization of $18.3 million. Charges for depreciation and amortization for the year ended December 31, 2016 totaled $376.0 million (48.8% of revenue), which included property, plant and equipment depreciation of $369.9 million and intangible asset amortization of $6.1 million. The increase is primarily driven by the timing of the acquisitions of PEG, Tower Cloud, Southern Light and Hunt.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with the administrative activities of our segments. For the year ended December 31, 2017, general and administrative costs totaled $72.0 million (7.9% of revenue), which includes $7.7 million of stock-based compensation expense. For the year ended December 31, 2016, general and administrative costs totaled $35.4 million (4.6% of revenue), which includes $4.8 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively, as well as the acquisition of Southern Light and Hunt that closed on July 3, 2017.

Operating Expense

Operating expense for the year ended December 31, 2017, totaled $102.2 million (11.2% of revenue), and consisted of $83.5 million (9.1% of revenue) of expense related to the operation of the Fiber Infrastructure operations, $5.1 million (0.6% of revenue) of expense related to the Tower operations and $13.5 million (1.5% of revenue) of expense related to the Consumer CLEC Business. For the year ended December 31, 2016, operating expenses totaled $49.7 million (6.4% of revenue), which related to the operation of the Consumer CLEC Business ($17.4 million) and Fiber Infrastructure operations ($32.1 million).

The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively, as well as the acquisition of Southern Light and Hunt that closed on July 3, 2017.  For the year ended December 31, 2017, Fiber Infrastructure operating expenses included $21.1 million of construction-related expenses, $15.9 million of lit service expense, $11.0 million of tower rent, $10.4 million of maintenance expense, $7.0 million of dark fiber rent and $4.8 million of payroll-related expense. For the year ended December 31, 2016, Fiber Infrastructure operating expenses included $7.0 million of tower rent, $5.3 million of payroll-related expense and $4.3 million of lit service expense.

The increase to Tower operating expense is primarily driven by the timing of the acquisition of NMS, which closed on January 31, 2017.  For the year ended December 31, 2017, Tower operating expenses included $3.2 million of tower rent, $0.9 million of site monitoring expenses and $0.2 million of insurance expense.

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the year ended December 31, 2017 totaled $10.2 million (1.1% of revenue) and $1.3 million (0.1% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the year ended December 31, 2016 totaled $12.5 million (1.6% of revenue) and $1.7 million (0.2% of revenue), respectively.

Other Expense

Other expense for the year ended December 31, 2017, totaled $11.3 million (1.2% of revenue), primarily as a result of a net unrealized loss of $10.7 million for mark-to-market adjustments on our contingent consideration arrangements.

Income Tax (Benefit) Expense

We recorded a $38.8 million benefit in income tax benefit for the year ended December 31, 2017. This benefit was primarily driven by the release of valuation allowance and impact of corporate tax reform. Income tax benefit of $8.2 million was recorded for the release of a valuation allowance related to the acquisitions of Southern Light and Hunt. The Southern Light and Hunt transactions resulted in the recording of a deferred tax liability, and this future reversal of taxable temporary differences supports the realization of deferred tax assets which previously had a valuation allowance. $17.0 million relates to revision of ending net deferred tax asset balances to the lower future corporate tax rate.

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

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

(Thousands)	Year Ended December 31, 2016	% of Revenues	Period from April 24 - December 31, 2015	% of Revenues
Revenues:
Leasing	$676,868	87.8%	$458,614	96.3%
Fiber Infrastructure	70,568	9.2%	-	0.0%
Tower	500	0.1%	-	0.0%
Consumer CLEC	22,472	2.9%	17,700	3.7%
Total revenues	770,408	100.0%	476,314	100.0%
Costs and Expenses:
Interest expense	275,394	35.7%	181,797	38.2%
Depreciation and amortization	375,970	48.8%	238,748	50.1%
General and administrative expense	35,402	4.6%	11,208	2.4%
Operating expense (exclusive of depreciation and amortization)	49,668	6.4%	13,743	2.9%
Transaction related costs	33,669	4.4%	5,210	1.1%
Other expense	-	0.0%	-	0.0%
Total costs and expenses	770,103	100.0%	450,706	94.6%

Income before income taxes	305	0.0%	25,608	5.4%
Income tax expense	517	0.1%	738	0.2%
Net (loss) income	(212)	(0.0%)	24,870	5.2%
Participating securities' share in earnings	(1,557)	(0.2%)	(1,152)	(0.2%)
Dividends declared on convertible preferred stock	(1,743)	(0.2%)	-	0.0%
Amortization of discount on convertible preferred stock	(1,985)	(0.3%)	-	0.0%
Net (loss) income attributable to common shareholders	$(5,497)	(0.7%)	$23,718	5.0%

The following table sets forth, for the year ended December 31, 2016 and for the period from April 24, 2015 to December 31, 2015, revenues and Adjusted EBITDA of our reportable segments:

	Year Ended December 31, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$676,868	$70,568	$500	$22,472	$-	$770,408

Adjusted EBITDA	$675,114	$25,912	$(1,123)	$5,074	$(14,793)	$690,184
Adjusted EBITDA margin	99.7%	36.7%	(224.6%)	22.6%	-	89.6%
Less:
Interest expense						275,394
Depreciation and amortization	343,368	28,629	337	3,258	378	375,970
Other expense						-
Transaction related costs						33,669
Stock-based compensation						4,846
Income tax expense						517
Net loss						$(212)

	Period from April 24, 2015 to December 31, 2015
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$458,614	$-	$-	$17,700	$-	$476,314

Adjusted EBITDA	$457,704	$-	$-	$3,957	$(8,364)	$453,297
Adjusted EBITDA margin	99.8%	-	-	22.4%	-	95.2%
Less:
Interest expense						181,797
Depreciation and amortization	235,967	-	-	2,571	210	238,748
Other expense						-
Transaction related costs						5,210
Stock-based compensation						1,934
Income tax expense						738
Net income						24,870

Revenues

Leasing – For the year ended December 31, 2016, we recognized $676.9 million of revenue under the Master Lease, which included $6.1 million of TCI revenue. For the period from April 24, 2015 to December 31, 2015, we recognized $458.6 million of revenue under the Master Lease, which includes $0.8 million of TCI revenue. The increase is primarily attributable to a full year of revenue during 2016 as compared to 252 days of revenue during the period from April 24, 2015 to December 31, 2015. We funded $43.1 million of capital expenditures related to the Distribution Systems on December 29, 2015. Monthly rent paid by Windstream increased by approximately $3.5 million per year in accordance with the Master Lease effective as of the date we provided the funding. During the years ended December 31, 2016 and for the period from April 24, 2015 through December 31, 2015, we recorded $157.0 million and $68.6 million of TCIs, respectively.

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

Interest Expense

Interest expense for the year ended December 31, 2016 totaled $275.4 million (35.7% of revenue), which included non-cash interest expense of $16.0 million resulting from the amortization of our debt discounts and debt issuance costs. During the year ended December 31, 2016, we incurred $4.1 million in interest expense related to borrowings under our Revolving Credit Facility, $4.9 million related to the add-on Secured Notes and $1.2 million in interest expense related to the 2024 Notes.

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

For the year ended December 31, 2016, Fiber Infrastructure operating expenses include $7 million of tower rent, $5.3 million of payroll-related expense, and $4.3 million of lit service expense.

Operating expense for the period from April 24, 2015 to December 31, 2015 totaled $13.7 million (2.9% of revenue), which consisted primarily of expenses related to the operation of the Consumer CLEC Business.

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

We define AFFO as FFO excluding (i) transaction and integration costs; (ii) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of tenant capital improvements; (iii) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of early repayment of debt, changes in the fair value of contingent consideration and financial instruments and similar items less maintenance capital expenditures. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by  unanticipated items and events, such as transaction and integration related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the years ended December 31, 2017, 2016 and for the period from April 24, 2015 to December 31, 2015 is as follows:

	Year Ended December 31,		Period from
(Thousands)	2017	2016	April 24 - December 31, 2015
Net (loss) income	$(8,828)	$(212)	$24,870
Depreciation and amortization	434,205	375,970	238,748
Interest expense	305,994	275,394	181,797
Income tax (benefit) expense	(38,849)	517	738
EBITDA	$692,522	$651,669	$446,153
Stock based compensation	7,713	4,846	1,934
Other (income) expense	11,284	-	-
Transaction related costs	38,005	33,669	5,210
Adjusted EBITDA	$749,524	$690,184	$453,297

	Year Ended December 31,		Period from
(Thousands)	2017	2016	April 24 - December 31, 2015
Net (loss) income attributable to common shareholders	$(16,552)	$(5,497)	$23,718
Real estate depreciation and amortization	373,449	351,548	236,177
Participating securities' share in earnings	1,509	1,557	1,152
Participating securities' share in FFO	(1,509)	(1,557)	(1,218)
Adjustments for noncontrolling interests	(4,420)	-	-
FFO attributable to common shareholders	$352,477	$346,051	$259,829
Transaction related costs	38,005	33,669	5,210
Change in fair value of contingent consideration	10,736	-	-
Amortization of deferred financing costs and debt discount	23,102	16,002	10,004
Stock-based compensation	7,713	4,846	1,934
Non-real estate depreciation and amortization	60,756	24,422	2,571
Straight-line revenue	(15,136)	(17,293)	(11,795)
Maintenance capital expenditures	(4,434)	(3,327)	-
Amortization of discount on convertible preferred stock	2,980	1,985	-
Adjustment to deferred tax valuation allowance and tax rate change	(36,240)	-	-
Other non-cash (revenue) expense, net	(14,871)	(7,818)	(676)
Adjustments for noncontrolling interests	(264)	-	-
AFFO attributable to common shareholders	$424,824	$398,537	$267,077

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for income taxes, revenue recognition, useful lives of assets, the impairment of property, plant and equipment, goodwill impairment and business combinations as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

Income Taxes

We have elected on our U.S. federal income tax return for the taxable year ending December 31, 2015 to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax for open taxable years through 2017, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

We intend to make regular quarterly dividend payments of all or substantially all of our annual REIT taxable income to holders of our common stock, and therefore no provision is required in the accompanying Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat the subsidiaries through which we operate Uniti Fiber and Talk America as TRSs.  TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

The Company will be subject to a federal corporate level tax (currently 35%, and 21% starting in 2018) on any gain recognized from the sale of assets occurring within a five year recognition period after the Spin-Off up to the amount of the built in gain that existed on April 24, 2015, which is based on the fair market value of the assets in excess of the Company’s tax basis as of such date.

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

Useful Lives of Assets

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and customer lists, tenant contracts and network intangible assets. Some of our Distribution Systems assets use a group composite depreciation method. Under this method, when plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the plant.

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our property, plant and equipment that could materially affect the carrying value of these assets and our future operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $29.4 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $36.5 million per year.

At December 31, 2017, our unamortized finite lived intangible assets totaled $429.4 million, and are amortized using the straight-line method over their estimated useful lives with the exception of the customer list intangible assets related to our Consumer CLEC Business, which were brought over at carry-over basis at the time of the Company’s spin-off from Windstream Holdings, Inc. in 2015, and are amortized using the sum-of-the-years’-digits method over their estimated useful lives. A reduction in the average useful lives of our finite lived intangible asset of one year would have increased the amount of amortization expense recorded in 2017 by approximately $0.7 million.

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

Business Combinations

We apply the acquisition method of accounting for acquisitions meeting the definition of a business combination, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. Any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. ASC 805, Business Combinations, also requires acquirers, among other things, to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. When provisional amounts are initially recorded, the Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed.

Goodwill

Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).

We estimate the fair value of our reporting units (which are our segments) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions.  If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, capital expenditure plans, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of potential impairment.

As of December 31, 2017 and 2016, all of our Goodwill is included in our Fiber Infrastructure segment.  We performed our goodwill impairment analysis during the fourth quarter and we concluded the implied fair value of our Fiber Infrastructure reporting unit was in excess of its carrying value by less than 2%.  During the year ended December 31, 2017 and 2016 and for the period April 24, 2015 through December 31, 2015, no impairment losses were recognized.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities, and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and proceeds from the issuance of debt and equity securities.

As of December 31, 2017, we had $59.8 million of unrestricted cash and cash equivalents, and $470.0 million of undrawn borrowing capacity under the senior secured revolving credit facility pursuant to the Credit Agreement, variable rate, that matures April 24, 2020 (the “Revolving Credit Facility”).

Cash provided by operating activities totaled $405.3 million, $375.9 million and $293.2 million for the years ended December 31, 2017 and 2016 and for the period from April 24, 2015 through December 31, 2015, respectively. Cash provided by operating activities is primarily attributable to our leasing activities.

Cash used in investing activities was $1.0 billion for the year ended December 31, 2017, which was driven by the acquisitions of Southern Light ($636.1 million), Hunt ($126.0 million), NMS assets ($69.7 million), ground lease investments ($21.8 million), partially offset by a Tower Cloud working capital adjustment ($0.2 million) and capital expenditures ($166.0 million), primarily related to our Uniti Fiber and Uniti Towers businesses.  Cash used in investing activities was $535.2 million for the year ended December 31, 2016, which was driven by the acquisitions of PEG Bandwidth ($315.4 million) and Tower Cloud ($173.4 million) and capital expenditures ($46.4 million). Cash used in investing activities was $1.1 billion for the period from April 24, 2015 through December 31, 2015, due to consideration paid to Windstream for its contribution of the Distribution Systems and the Consumer CLEC Business in connection with the Spin-Off ($1.04 billion) and capital expenditures ($44 million), primarily related to the funding of capital expenditures related to the Distribution Systems.

Cash provided by financing activities was $502.0 million for the year ended December 31, 2017, which primarily represents the net proceeds from the sale of common stock through a public offering ($498.9 million) and proceeds from the 2024 Notes issued in May 2017 ($201.0 million), which were used to fund the acquisitions of Southern Light and Hunt, and net borrowings under the Revolving Credit Facility ($280.0 million), partially offset by dividend payments ($400.2 million), deferred financing costs related to the term loan repricing and 2024 Notes issued in May 2017 ($28.5 million), contingent consideration payments ($19.9 million), and principal payments related to the $2.14 billion senior secured term loan B facility that matures on October 24, 2022 (the “Term Loan Facility” and together with the Revolving Credit Facility, the “Facilities”) ($21.1 million).  Cash provided by financing activities was $188.8 million for the year ended December 31, 2016, which primarily represents the proceeds from the 2024 Notes ($400 million), add-on Notes issued in June 2016 ($148.9 million), proceeds from the sale of common stock ($54.2 million), partially offset by dividend payments ($367.8 million) and principal payments related to the Term Loan Facility ($22.0 million). Cash provided by financing activities was $928.7 million for the period from April 24, 2015 through December 31, 2015, which primarily represents the proceeds received from the Term Loan Facility of $1.1 billion, partially offset by dividend payments of $156.9 million.

Master Lease

The Master Lease has an initial term of 15 years which, at the option of Windstream, may be extended for up to four renewal terms of five years each beyond the initial term. In addition, Windstream has the right to extend the initial term from 15 years to 20 years and, if exercised, the number of renewal terms will be reduced to three so that the maximum term (taking into account all renewals) is 35 years. The initial annual rent under the Master Lease is $650 million during the first three years. Commencing with the fourth year, the rent is subject to annual escalation of 0.5%. The rent for the first year of each renewal term will be an amount agreed to by us and Windstream, or if we are unable to agree, the renewal rent will be determined by an independent appraisal process. Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%. In addition, if we fund any capital improvements requested by Windstream, the rent will be increased to account for such funding.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the year ended December 31, 2017, no sales were made under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. While we have not used the program to date, we currently intend to utilize the program when we believe the price we can obtain for our common stock is attractive.

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

Our UPREIT structure, enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). The limited partner equity interests in our operating partnership are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value.  We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends. We issued limited partnership interests as part of the acquisition consideration for the recently completed acquisitions of Hunt and Southern Light.

Senior Notes

At December 31, 2017, the Operating Partnership and its wholly-owned subsidiaries, CSL Capital, LLC, and Uniti Group Finance Inc. (collectively, the “Borrowers”) had outstanding $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”), $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”) and $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes,” and together with the Secured Notes and 2023 Notes, the “Notes”).

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

Credit Agreement

The Borrowers are party to the Credit Agreement, which provides for the Term Loan Facility (in an initial principal amount of $2.14 billion) and the Revolving Credit Facility. The term loans bear interest at a rate equal to LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 3.00%, and are subject to amortization of 1.0% per annum. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s wholly-owned subsidiaries (the “Subsidiary Guarantors”), and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement. On April 28, 2017, we amended the Credit Agreement to increase the commitments under our Revolving Credit Facility from $500 million to $750 million. Other terms of the Revolving Credit Facility remain unchanged.

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

Contractual Obligations

As of December 31, 2017, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$322	$2,024	$2,260	$4,627
Interest payments on long-term debt obligations(b)	250	498	481	194	1,423
Operating leases	14	16	7	17	54
Capital leases	8	15	12	54	89
Network deployment(c)	64	-	-	-	64
Total projected obligations and commitments(d)	$357	$851	$2,524	$2,525	$6,257

(a)	Excludes $144.2 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(d)	Excludes $6.8 million of derivative asset related to interest rate swaps maturing on October 24, 2022.

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

On January 12, 2018, we paid, to shareholders of record as of the close of business on December 29, 2017, a cash dividend on our common stock of $0.60 per share for the period from October 1, 2017 through December 31, 2017.

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

Capital Expenditures

Capital expenditures for the Distribution Systems leased under the Master Lease are generally the responsibility of Windstream. The Master Lease stipulates that Windstream can request that we fund $50 million of capital expenditures per year for five years (but in no event to extend beyond the end of the sixth year of the Master Lease); however, Windstream cannot require Uniti to make such capital expenditures. If we elect to fund requested capital expenditures, the annual lease payments will be increased by 8.125% of the capital expenditures funded by us during the first two years and at a floating rate based on our cost of capital thereafter. No capital expenditure funding requests were made by Windstream for the year ended December 31, 2017.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness under our Term Loan Facility. In addition, we have a variable rate Revolving Credit Facility in an aggregate principal amount of $750 million, which has $470 million of undrawn borrowing capacity as of the date of this Annual Report on Form 10-K. To manage this exposure, we have entered into interest rate swap agreements in order to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. We also expect to manage our exposure to interest rate risk by maintaining a mix of fixed and variable rates for our indebtedness. The interest rate risk for variable rate debt has been mitigated through the interest rate swap agreement, and the interest rate for our remaining debt has a fixed rate, therefore a hypothetical 10% change in interest rates effective at December 31, 2017 would have no material adverse impact on Uniti’s results of operations.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

Foreign Currency Exchange Rate Fluctuation

Approximately 1% of our revenues were denominated in foreign currencies for the year ended December 31, 2017.  Cost of sales and operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure.  A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in a decrease in net loss of $0.2 million for the year ended December 31, 2017.  This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Item 8. Financial Statements and Supplementary Data.

Uniti Group Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uniti Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Uniti Group Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), shareholders’ deficit and cash flows for each of the years in the period ended December 31, 2017 and 2016 and for the period from April 24, 2015 through December 31, 2015, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2017 and 2016 and for the period from April 24, 2015 through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Southern Light, LLC and Hunt Telecommunications, LLC from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in purchase business combinations during 2017.  We have also excluded Southern Light, LLC and Hunt Telecommunications, LLC from our audit of internal control over financial reporting.  Southern Light, LLC and Hunt Telecommunications, LLC are

wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 11.0% and 3.5% of total assets, respectively and 5.0% and 1.8% of total revenue, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 1, 2018

We have served as the Company’s auditor since 2014.

Uniti Group Inc.

Consolidated Balance Sheets

(Thousands, except par value)	December 31, 2017	December 31, 2016
Assets:
Property, plant and equipment, net	$3,053,889	$2,670,037
Cash and cash equivalents	59,765	171,754
Accounts receivable, net	43,652	15,281
Goodwill	673,729	262,334
Intangible assets, net	429,357	160,584
Straight-line revenue receivable	47,041	29,088
Derivative asset	6,793	-
Other assets	15,856	9,674
Total Assets	$4,330,082	$3,318,752
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$77,634	$40,977
Accrued interest payable	28,684	27,812
Deferred revenue	537,553	261,404
Derivative liability	-	6,102
Dividends payable	109,557	94,607
Deferred income taxes	55,478	28,394
Capital lease obligations	56,329	54,535
Contingent consideration	105,762	98,600
Notes and other debt, net	4,482,697	4,028,214
Total liabilities	5,453,694	4,640,645

Commitments and contingencies (Note 14)

Convertible Preferred Stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	83,530	80,552

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 174,852 shares at December 31, 2017 and 155,139 at December 31, 2016	17	15
Additional paid-in capital	644,328	141,092
Accumulated other comprehensive income (loss)	7,821	(6,369)
Distributions in excess of accumulated earnings	(1,960,715)	(1,537,183)
Total Uniti shareholders' deficit	(1,308,549)	(1,402,445)
Noncontrolling interests - operating partnership units	101,407	-
Total shareholders' deficit	(1,207,142)	(1,402,445)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$4,330,082	$3,318,752

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Income

	Year Ended December 31,		Period from
(Thousands, except per share data)	2017	2016	April 24 - December 31, 2015
Revenues:
Leasing	$685,099	$676,868	$458,614
Fiber Infrastructure	202,791	70,568	-
Tower	10,055	500	-
Consumer CLEC	18,087	22,472	17,700
Total revenues	916,032	770,408	476,314
Costs and Expenses:
Interest expense	305,994	275,394	181,797
Depreciation and amortization	434,205	375,970	238,748
General and administrative expense	72,045	35,402	11,208
Operating expense (exclusive of depreciation, accretion and amortization)	102,176	49,668	13,743
Transaction related costs	38,005	33,669	5,210
Other expense	11,284	-	-
Total costs and expenses	963,709	770,103	450,706

(Loss) income before income taxes	(47,677)	305	25,608
Income tax (benefit) expense	(38,849)	517	738
Net (loss) income	(8,828)	(212)	24,870
Net income attributable to noncontrolling interests	611	-	-
Net (loss) income attributable to shareholders	(9,439)	(212)	24,870
Participating securities' share in earnings	(1,509)	(1,557)	(1,152)
Dividends declared on convertible preferred stock	(2,624)	(1,743)	-
Amortization of discount on convertible preferred stock	(2,980)	(1,985)	-
Net (loss) income attributable to common shareholders	$(16,552)	$(5,497)	$23,718

(Loss) earnings per common share (Note 12):
Basic	$(0.10)	$(0.04)	$0.16
Diluted	$(0.13)	$(0.04)	$0.16

Weighted-average number of common shares outstanding
Basic	168,693	152,473	149,835
Diluted	168,989	152,473	149,835

Dividends declared per common share	$2.40	$2.40	$1.64

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,		Period from
(Thousands)	2017	2016	April 24 - December 31, 2015
Net (loss) income	$(8,828)	$(212)	$24,870
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	12,895	(675)	(5,427)
Changes in foreign currency translation	1,660	(267)	-
Other comprehensive income (loss)	14,555	(942)	(5,427)
Comprehensive income (loss)	5,727	(1,154)	19,443
Comprehensive income attributable to noncontrolling interest	976	-	-
Comprehensive income (loss) attributable to common shareholders	$4,751	$(1,154)	$19,443

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at April 24, 2015	-	$-	149,827,214	$15	$-	$-	$2,508,405	$-	$2,508,420
Net income	-	-	-	-	-	-	24,870	-	24,870
Distributions to Windstream related to Spin-Off	-	-	-	-	-	-	(3,447,879)	-	(3,447,879)
Other comprehensive loss	-	-	-	-	-	(5,427)	-	-	(5,427)
Common stock dividends	-	-	-	-	-	-	(247,361)	-	(247,361)
Equity issuance cost	-	-	-	-	(542)	-	(114)	-	(656)
Stock-based compensation	-	-	35,245	-	1,934	-	-	-	1,934
Other	-	-	-	-	-	-	(807)	-	(807)
Balance at December 31, 2015	-	$-	149,862,459	$15	$1,392	$(5,427)	$(1,162,886)	$-	$(1,166,906)
2016 Activity:
Net loss	-	-	-	-	-	-	(212)	-	(212)
Issuance of common stock	-	-	5,077,629	-	137,665	-	-	-	137,665
Amortization of discount on convertible preferred stock	-	-	-	-	(1,985)	-	-	-	(1,985)
Other comprehensive loss	-	-	-	-	-	(942)	-	-	(942)
Common stock dividends	-	-	-	-	-	-	(370,186)	-	(370,186)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,743)	-	(1,743)
Equity issuance cost	-	-	-	-	(623)	-	-	-	(623)
Net share settlement	-	-	-	-	(203)	-	(2,156)	-	(2,359)
Stock-based compensation	-	-	198,549	-	4,846	-	-	-	4,846
Balance at December 31, 2016	-	$-	155,138,637	$15	$141,092	$(6,369)	$(1,537,183)	$-	$(1,402,445)
2017 Activity:
Net loss	-	-	-	-	-	-	(9,439)	611	(8,828)
Issuance of common stock	-	-	19,528,302	2	517,499	-	-	-	517,501
Amortization of discount on convertible preferred stock	-	-	-	-	(2,980)	-	-	-	(2,980)
Other comprehensive income	-	-	-	-	-	14,190	-	365	14,555
Common stock dividends	-	-	-	-	-	-	(410,054)	-	(410,054)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(4,978)	(4,978)

Convertible preferred stock dividends	-	-	-	-	-	-	(2,624)	-	(2,624)
Equity issuance cost	-	-	-	-	(18,575)	-	-	-	(18,575)
Contributions from noncontrolling interest holders	-	-	-	-	-	-	-	105,969	105,969
Purchase of noncontrolling interest	-	-	-	-	-	-	-	(560)	(560)
Net share settlement	-	-	-	-	(421)	-	(1,415)	-	(1,836)
Stock-based compensation	-	-	184,575	-	7,713	-	-	-	7,713
Balance at December 31, 2017	-	$-	174,851,514	$17	$644,328	$7,821	$(1,960,715)	$101,407	$(1,207,142)

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,		Period from
(Thousands)	2017	2016	April 24 - December 31, 2015
Cash flow from operating activities
Net (loss) income	$(8,828)	$(212)	$24,870
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	434,205	375,970	238,748
Amortization of deferred financing costs and debt discount	23,102	16,002	10,004
Deferred income taxes	(41,171)	(2,186)	(1,211)
Straight-line rental revenues	(15,136)	(17,293)	(11,795)
Stock-based compensation	7,713	4,846	1,934
Change in fair value of contingent consideration	10,736	-	-
Other	872	936	(3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,524)	(3,516)	(215)
Other assets	(1,560)	(1,365)	(1,148)
Accounts payable, accrued expenses and other liabilities	5,851	2,806	32,024
Net cash provided by operating activities	405,260	375,988	293,208
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	(761,887)	(488,788)	-
Consideration paid to Windstream Services, LLC	-	-	(1,035,029)
Acquisition of ground lease investments	(21,764)	(11,543)	-
NMS asset acquisition (Note 4)	(69,729)	-	-
Capital expenditures - other	(166,028)	(34,900)	(44,413)
Net cash used in investing activities	(1,019,408)	(535,231)	(1,079,442)
Cash flow from financing activities
Principal payment on debt	(21,080)	(22,027)	(10,700)
Dividends paid	(400,210)	(367,830)	(156,854)
Payments of contingent consideration	(19,999)	-	-
Proceeds from issuance of Term Loans	-	-	1,127,000
Proceeds from issuance of Notes	201,000	548,875	-
Borrowings under revolving credit facility	845,000	641,000	-
Payments under revolving credit facility	(565,000)	(641,000)	-
Capital lease payments	(3,237)	(1,549)	-
Deferred financing costs	(28,539)	(20,557)	(30,057)
Common stock issuance, net of costs	498,926	54,213	(543)
Purchase of noncontrolling interest	(560)	-	-
Distributions paid to noncontrolling interest	(2,498)	-	-
Net share settlement	(1,836)	(2,359)	(113)
Cash in-lieu of fractional shares	-	-	(19)
Net cash provided by financing activities	501,967	188,766	928,714
Effect of exchange rates on cash and cash equivalents	192	(267)	-
Net (decrease) increase in cash and cash equivalents	(111,989)	29,256	142,480
Cash and cash equivalents at beginning of period	171,754	142,498	18
Cash and cash equivalents at end of period	$59,765	$171,754	$142,498
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$15,285	$5,752	$-
Tenant capital improvements	$227,969	$156,972	$68,569
Acquisition of businesses through non-cash consideration	$122,395	$259,996	$-
Issuance of notes and other debt to Windstream Services, LLC, net of deferred financing costs ($34,681)	$-	$-	$2,412,829

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Notes to the Consolidated Financial Statements

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”), formerly known as Communications Sales and Leasing, Inc., was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014. We are an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. We manage our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of December 31, 2017, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

Note 2. Basis of Presentation and Consolidation

The accompanying Consolidated Financial Statements include all accounts of the Company, its wholly-owned and/or controlled subsidiaries, which consist of the Operating Partnership. Under the Accounting Standards Codification 810, Consolidation (“ASC 810”), the Operating Partnership is considered a variable interest entity and is consolidated in the Consolidated Financial Statements of Uniti Group Inc. as the Company has determined to be the primary beneficiary.  All material intercompany balances and transactions have been eliminated.

ASC 810 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs.  Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

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

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying financial statements, and such differences could be material.

Property, Plant and Equipment—Property, plant and equipment is stated at original cost, net of accumulated depreciation. The Company capitalizes costs incurred in bringing property, plant and equipment to an operational state, including all activities directly associated with the acquisition, construction, and installation of the related assets it owns. The Company capitalizes a portion of the interest costs it incurs for assets that require a period of time to get them ready for their intended use. The amount of interest that is capitalized is based on the average accumulated expenditures made during the period involved in bringing the assets comprising a network to an operational state at the Company’s weighted average interest rate during the respective accounting period.

The Company also enters into leasing arrangements providing for the long‑term use of constructed fiber that is then integrated into the Company’s network infrastructure. For each lease that qualifies as a capital lease, the present value of the lease payments, which may include both periodic lease payments over the term of the lease as well as upfront payments to the lessor, is capitalized at the inception of the lease and included in property and equipment. As of December 31, 2017 and 2016, the accumulated amortization of our capital lease assets was $10.1 million and $3.2 million, respectively.

Certain property, plant and equipment acquired as part of our spin-off from Windstream Holdings, Inc (“Windstream Holdings” and together with its consolidated subsidiaries “Windstream”) is depreciated using a group composite depreciation method. Under this method, when property is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the property. For all other property, which includes amortization of capital lease assets, depreciation is computed using the straight-line method over the estimated useful life of the respective property. When the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written-off, with the corresponding gain or loss reflected in operating results. Construction in progress includes direct materials and labor related to fixed assets during the construction period. Depreciation will begin once the construction period has ceased and the related asset has been placed into service, in which it will be depreciated over its useful life.

Costs of maintenance and repairs to property, plant and equipment subject triple-net leasing arrangements are the responsibility of our tenant. Costs of maintenance and repairs to property, plant and equipment not subject to triple-net leasing arrangements are expensed as incurred.

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

Tenant Capital Improvements—Our lease with Windstream provides that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2017 and 2016, the net book value of TCIs recorded as a component of property, plant and equipment on our Consolidated Balance Sheet was $432.4 million and $218.7 million, respectively. For the years ended December 31, 2017 and 2016, we recognized $14.3 million and $6.1 million of revenue and depreciation expense related to TCIs, respectively. From the period April 24, 2015 to December 31, 2015 we recognized $0.8 million of revenue and depreciation expense related to TCIs.

Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows. During the years ended December 31, 2017, 2016 and from the period April 24, 2015 to December 31, 2015, there were no events or changes in circumstances indicating that the carrying amount of any of our assets groups to not be recoverable from future undiscounted net cash flows we expect the asset groups to generate, and  no impairment losses were recognized.

Asset Retirement Obligations—The Company records obligations to perform asset retirement activities, primarily including requirements to remove equipment from leased space or customer sites as required under the terms of the related lease and customer agreements. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. The liability accretes as a result of the passage of time and related accretion expense is recognized in the Consolidated Statements of Income. The associated asset retirement costs are capitalized as an additional carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s useful life. As of December 31, 2017 and 2016, our aggregate carrying amount of asset retirement obligations totaled $9.4 million and $4.2 million, respectively. During the year ended December 31, 2017, we incurred liabilities of $4.4 million and recognized $0.8 million of accretion expense related to asset retirement obligations.

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

Intangible Assets—Intangible assets are presented in the financial statements at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives with the exception of the customer list intangible assets related to our Consumer CLEC Business, which were brought over at carry-over basis at the time of the Company’s spin-off from Windstream in 2015, and are amortized using the sum-of-the-years’-digits method over their estimated useful lives.

Foreign Currency Translation—The financial statements of our international subsidiaries whose functional currency is the local currency, and includes the Mexican Peso and Colombian Peso, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income in stockholders’ equity.

Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation.  During 2017, we managed and reported our operations in four reportable business segments: Leasing, Fiber Infrastructure, Towers and Consumer CLEC. Prior year information, including revenues on the Consolidated Statement of Income, has been recast to conform to the current year presentation.

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

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

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

We evaluate the collectability of straight-line rent receivables and record a provision for doubtful accounts if management believes the receivables to be uncollectible. At December 31, 2017 and 2016, no allowance was recorded related to our straight-line rent receivable.

We lease certain assets to Windstream under a triple-net lease, whereby Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes or insurance, as Windstream makes direct payments to the taxing authorities and insurance carriers, respectively.

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

We evaluate the collectability of service receivables by considering a variety of factors. The Company typically does not require collateral. When the Company becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related accounts receivable to the amount the Company reasonably believes is collectible. When appropriate, the Company also records reserves for bad debts for all other customers based on a variety of factors including the length of time the receivable is past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company adjusts its estimates of the recoverability of receivables as needed. At December 31, 2017 and 2016, the allowance recorded for service receivables was $1.0 million and $1.4 million, respectively.

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

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

The fair value of all stock-based compensation is recognized over the period during which an employee is required to provide services in exchange for the award. See Note 10.

Income Taxes—We have elected on our U.S. federal income tax return to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax for open taxable years through 2017, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

We intend to make regular quarterly dividend payments of all or substantially all of our annual REIT taxable income to holders of our common stock, and therefore no provision is required in the accompanying Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat the subsidiaries through which we operate Uniti Fiber and Talk America as taxable REIT subsidiaries (“TRSs”).  TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

We recognize the benefit of tax positions that are "more likely than not" to be sustained upon examination based on their technical merit. The benefit of a tax position is measured at the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If applicable, we will report tax-related penalties and interest expense as a component of income tax expense. We currently have a liability for unrecognized tax benefits of $5.3 million.

The Company will be subject to a federal corporate level tax (currently 35%, 21% beginning 2018 and beyond) on any gain recognized from the sale of assets occurring within a five year recognition period after the Spin-Off up to the amount of the built in gain that existed on April 24, 2015, which is based on the fair market value of the assets in excess of the Company’s tax basis as of such date.

Business Combinations—In accordance with ASC 805, Business Combinations, we apply the acquisition method of accounting for acquisitions meeting the definition of a business combination or asset acquisition, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. For acquisitions meeting the definition of a business combination, any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. ASC 805 also requires acquirers, among other things, to estimate the acquisition date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. When provisional amounts are initially recorded, the Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

to the allocation of the purchase price paid for the assets acquired and liabilities assumed.  For acquisitions meeting the definition of an asset acquisition, the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values.  No goodwill is recognized in an asset acquisition.

Noncontrolling Interest—The limited partner equity interests in our operating partnership are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value.  All of the limited partner equity interests in our operating partnership not held by the Company are reflected as noncontrolling interests. In the consolidated statements of operations, we allocate net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to shareholders based on their proportionate share.

For transactions that result in changes to the Company's ownership interest in our operating partnership, the carrying amount of noncontrolling interests is adjusted to reflect such changes. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is reflected as an adjustment to additional paid-in capital on the consolidated balance sheets.

Goodwill—Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).

We estimate the fair value of our reporting units (which are our segments) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions.  If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess and charged to operations.

Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, capital expenditure plans, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of potential impairment.

As of December 31, 2017 and 2016, all of our Goodwill is included in our Fiber Infrastructure segment.  We performed our goodwill impairment analysis during the fourth quarter and we concluded the implied fair value of our Fiber Infrastructure reporting unit was in excess of its carrying value by less than 2%.    During the years ended December 31, 2017 and 2016 and for the period April 24 2015 to December 31, 2015, no impairment losses were recognized.

Earnings per Share—Outstanding restricted stock awards that contain rights to non-forfeitable dividends are deemed to be participating securities, requiring the application of the two-class method of computing basic and dilutive earnings per share.

Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Dilutive earnings per share includes the weighted average number of common shares and the dilutive effect

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

of restricted stock and performance-based awards outstanding during the period, when such awards are dilutive. See Note 12.

Concentration of Credit Risks—In connection with the Spin-Off, we entered into the Master Lease agreement with Windstream, pursuant to which all real property associated with the Spin-Off is leased to Windstream and from which substantially all of Uniti’s leasing revenues are currently derived. Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Annual Report on Form 10-K.

Revenue under the Master Lease provided 74.8% of our revenue for the year ended December 31, 2017 and 87.9% of our revenue for the year ended December 31, 2016.  Because our revenue is primarily derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity and/or financial condition if Windstream experiences operating difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue and sales. Accordingly, we monitor the credit quality of Windstream through numerous methods, including by (i) reviewing the credit ratings of Windstream by nationally recognized credit rating agencies, (ii) reviewing the financial statements of Windstream that are publicly available and that are required to be delivered to us pursuant to the Master Lease, (iii) monitoring news reports regarding Windstream and its businesses, (iv) conducting research to ascertain industry trends potentially affecting Windstream, and (v) monitoring the timeliness of its payments to us under the Master Lease.

Recently Issued Accounting Standards—In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-01 effective January 1, 2017, with prospective application. As a result of the adoption of ASU 2017-01, the Company’s acquisition of NMS (see Note 4) was determined to be an asset acquisition. Transaction costs associated with asset acquisitions, which includes our real property interest investments, are capitalized as opposed to being recorded as an expense as is required prior to adoption of ASU 2017-01, had this been a business combination.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and early adoption is permitted. The Company does not anticipate the adoption of this accounting standard to have a material impact on our financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

statements issued for fiscal years and interim periods beginning after December 15, 2017. The Company will adopt ASU 2017-05 effective January 1, 2018 using the modified retrospective approach and there will not be a material impact on our financial statements with the adoption of this accounting standard.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This update outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for public companies for annual periods beginning after December 15, 2016. The Company intends to adopt the revenue recognition guidance on January 1, 2018 using the modified retrospective approach by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. The Company’s implementation efforts include reviewing revenue contracts and the identification of revenue within the scope of the guidance. As ASU 2014-09 does not impact lessor accounting, the Company believes our accounting for leasing revenues will not be significantly impacted.  While the Company currently has not identified any material changes in the timing of revenue recognition, we do anticipate an impact to our Fiber Infrastructure costs, primarily related to the capitalization of commission expense under ASU 2014-09, and are currently in the process of quantifying such impacts.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard also replaces existing sale-lease back guidance with a new model applicable to lessees and lessors.  In addition, it also requires lessors to record gross revenues and expenses associated with costs paid directly by lessees for the benefit of the lessors, such as real estate taxes and insurance, if the lessor is the named beneficiary. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements by reviewing its existing operating lease contracts, where we are the lessee and service contracts that may include embedded leases. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets, the extent of the impact of a gross-up is under evaluation. The Company does not anticipate material changes to the recognition of operating lease expense in its Consolidated Statements of Income.

Note 4. Business Combinations and Asset Acquisitions

Asset Acquisitions

Network Management Holdings LTD

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

On January 31, 2017, we completed the acquisition of NMS. The Company accounted for the acquisition of NMS as an asset purchase. At close, NMS owned and operated 366 wireless communications towers in Latin America with an additional 105 build to suit tower sites under development. The NMS portfolio spans three Latin American countries with 212 towers in Mexico, 54 towers in Nicaragua, and 100 towers in Colombia. The consideration for the 366 wireless towers in operation as of the transaction close date was $62.6 million, which was funded through cash on hand, and is presented in NMS asset acquisition on the Consolidated Statements of Cash Flows. NMS conducts its operations through three non-U.S. subsidiaries and the Company has determined that the functional currencies for the Mexican, Nicaraguan and Colombian subsidiaries are the Mexican Peso, U.S. Dollar and Colombian Peso, respectively.  The non-U.S. subsidiaries in which NMS conducts its operations are subject to income tax in the jurisdictions in which they operate.  The acquisition did not result in a step up in tax basis under local law.  The Company recorded a net deferred tax liability of $18.4 million and a liability for unrecognized tax benefits of $5.3 million in connection with the acquisition. The deferred tax liability is primarily related to the excess of the recorded amounts for Property, Plant & Equipment and Intangibles over their respective historical tax bases.  Under the terms of the purchase agreement, we will acquire the towers under development when construction is completed. The NMS towers are reflected in our Towers segment. See Note 13. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

(thousands)
Property, plant and equipment	$36,417
Accounts receivable	2,826
Other assets	1,623
Intangible assets	52,437
Accounts payable, accrued expenses and other liabilities	(8,895)
Intangible liabilities	(3,440)
Deferred income taxes	(18,403)
Total purchase consideration	$62,565

Of the $52.4 million of acquired intangible assets, $37.4 million was assigned to tenant contracts (22 year life), $13.5 million was assigned to network (22 year life) and $1.5 million was assigned to acquired above-market leases (10 year life). The acquired below-market lease intangible liability of $3.4 million has a 10 year life. See Note 8.

As of December 31, 2017, construction was completed on 50 of the 105 towers that were under development at the time of the NMS acquisition, and we acquired the completed towers pursuant to the purchase agreement for approximately $5.1 million.

Business Combinations

2017 Transactions

Southern Light, LLC

On July 3, 2017, we acquired 100% of the outstanding equity of Southern Light for $638.1 million in cash and 2.5 million common units in the Operating Partnership with an acquisition date fair value of $64.3 million. Southern Light is a leading provider of data transport services along the Gulf Coast region serving twelve attractive Tier II and Tier III markets across Florida, Alabama, Louisiana, and Mississippi. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 13. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

(thousands)
Property, plant and equipment	$279,467
Cash and cash equivalents	1,992
Accounts receivable	11,139
Other assets	1,287
Goodwill	318,620
Intangible assets	160,100
Accounts payable, accrued expenses and other liabilities	(19,846)
Deferred revenue	(38,134)
Deferred income taxes	(9,004)
Capital lease obligations	(3,189)
Total purchase consideration	$702,432

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

The goodwill arising from the transaction is primarily attributable to the expansion of our fiber network through the complementary nature of Southern Light’s fiber network to our existing fiber network, including anticipated incremental sales and cost savings. For federal income tax purposes, the transaction was treated as partially taxable (for portion paid in cash) and partially non-taxable (for portion paid with common units in the Operating Partnership). The portion of the acquisition that was treated as a taxable acquisition resulted in tax deductible goodwill. No tax deductible goodwill resulted from the portion of the acquisition that was treated as non-taxable.

We acquired an intangible asset that was assigned to customer relationships of $160.1 million (15 year life).

The acquired business contributed revenue of $45.5 million and an operating income of $4.6 million, which excludes transaction related costs, to our consolidated results from the date of acquisition through December 31, 2017. We recorded transaction related costs related to the acquisition of Southern Light for the year ended December 31, 2017 of $14.8 million within transaction related costs on the Consolidated Statement of Income.

The acquisition of Southern Light was structured in a manner such that Southern Light ended up being owned by a subsidiary of ours with a pre-existing valuation allowance primarily related to deferred tax assets associated with net operating loss carryforwards. The acquisition of Southern Light also resulted in a change to our assessment of the need for a valuation allowance against these deferred tax assets, which resulted in a decrease to the valuation allowance of $8.0 million.  The decrease in valuation allowance was recorded as an income tax benefit during the year ended December 31, 2017.

Hunt Telecommunications, LLC

On July 3, 2017, we acquired 100% of the outstanding equity of Hunt for $129.3 million in cash and 1.6 million common units in the Operating Partnership with an acquisition date fair value of $41.6 million.  Additional contingent consideration of up to $17 million, with an acquisition date fair value of $16.4 million, may be paid upon the achievement of certain financial revenue milestones by delivering shares of our common stock. See Note 5.  Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 13.

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

(thousands)
Property, plant and equipment	$59,682
Cash and cash equivalents	3,181
Accounts receivable	4,906
Other assets	413
Goodwill	93,023
Intangible assets	73,000
Accounts payable, accrued expenses and other liabilities	(2,579)
Deferred revenue	(3,800)
Deferred income taxes	(40,391)
Capital lease obligations	(164)
Total purchase consideration	$187,271

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

The acquired business contributed revenue of $16.5 million and an operating income of $2.7 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through December 31, 2017. We recorded transaction related costs related to the acquisition of Hunt for the year ended December 31, 2017 of $5.9 million within transaction related costs on the Consolidated Statement of Income.

The following table presents the unaudited pro forma summary of our financial results as if the Southern Light and Hunt business combinations had occurred on January 1, 2016. The pro forma results include additional depreciation and amortization resulting from purchase accounting adjustments, and interest expense associated with debt used to fund the acquisition. The pro forma results do not include any synergies or other benefits of the acquisition. The pro forma results are not indicative of future results of operations, or results that might have been achieved had the acquisition been consummated on January 1, 2016.

	Year Ended	Year Ended
(Thousands, except per share data)	December 31, 2017	December 31, 2016
Pro forma revenue	$980,303	$891,373
Pro forma net income (loss)	4,267	(2,482)
Pro forma net income (loss) per share	$0.02	$(0.01)

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

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

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

(thousands)
Property, plant and equipment	$163,680
Cash and cash equivalents	14,346
Accounts receivable	3,043
Other assets	2,595
Goodwill	117,032
Intangible assets	116,218
Accounts payable, accrued expenses and other liabilities	(16,782)
Deferred revenue	(23,900)
Deferred income taxes	(24,866)
Capital lease obligations	(6,750)
Total purchase consideration	$344,616

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

Uniti Group Inc.

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

(thousands)
Property, plant and equipment	$293,030
Cash and cash equivalents	7,003
Accounts receivable	6,584
Other assets	5,161
Goodwill	145,054
Intangible assets	38,000
Accounts payable, accrued expenses and other liabilities	(8,643)
Deferred revenue	(12,700)
Capital lease obligations	(49,195)
Total purchase consideration	$424,294

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

Summit Wireless Infrastructure, LLC

On January 22, 2016, we acquired 100% of the outstanding equity of Summit Wireless Infrastructure LLC (“Summit”). Summit builds, owns and operates telecommunication infrastructure serving wireless carriers in Mexico. Consideration given to acquire Summit included performance-based shares of common equity valued at $1.1 million, which will vest in full on the third anniversary of the closing date, subject to Summit meeting certain

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

performance targets, and the assumption of Summit’s existing debt. The financial results of Summit are included in the Towers segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly

Level 3 – Unobservable inputs for the asset or liability

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, derivative instruments, contingent consideration, our outstanding notes and other debt, and accounts, interest and dividends payable.

The following table summarizes the fair value of our financial instruments at December 31, 2017 and 2016:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2017
Assets
Derivative asset	$6,793	$—	$6,793	$—
Total	$6,793	$—	$6,793	$—

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,011,237	$—	$2,011,237	$—
Senior secured notes - 6.00% , due April 15, 2023	540,375	—	540,375	—
Senior unsecured notes - 8.25%, due October 15, 2023	1,073,925	—	1,073,925	—
Senior unsecured notes - 7.125%, due December 15, 2024	542,250	—	542,250	—
Senior secured revolving credit facility, variable rate, due April 24, 2020	279,972	—	279,972	—
Contingent consideration	105,762	—	—	105,762
Total	$4,553,521	$—	$4,447,759	$105,762

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2016
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,139,586	$—	$2,139,586	$—
Senior secured notes - 6.00% , due April 15, 2023	569,250	—	569,250	—
Senior unsecured notes - 8.25%, due October 15, 2023	1,176,600	—	1,176,600	—
Senior unsecured notes - 7.125%, due December 15, 2024	404,000	—	404,000	—
Derivative liability	6,102	—	6,102	—
Contingent consideration	98,600	—	—	98,600
Total	$4,394,138	$—	$4,295,538	$98,600

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $4.6 billion at December 31, 2017, with a fair value of $4.4 billion. The estimated fair value of the Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative instruments are carried at fair value. See Note 7. The fair value of our interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti 's own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative instruments fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative instruments valuation in Level 2 of the fair value hierarchy.

As part of the acquisition of Hunt on July 3, 2017, we may be obligated to pay contingent consideration (the “Hunt Contingent Consideration”) upon the achievement of certain defined revenue milestones; therefore, we have recorded the estimated fair value of contingent consideration of approximately $11.5 million as of December 31, 2017. See Note 4. In accordance with the Hunt merger agreement, Uniti common shares will be used to satisfy the contingent consideration payment.  The fair value of the Hunt Contingent Consideration at December 31, 2017 was determined using the closing price of our common shares in the active market and probability estimates of future earnings and is classified as Level 3.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones; therefore, we recorded the estimated fair value of future contingent consideration of $94.3 million as of December 31, 2017. The fair value of the contingent consideration as of December 31, 2017, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified as Level 3. During the year ended December 31, 2017, we paid $20.0 million for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Income in the period in which the change occurs.  For the year ended December 31, 2017, there was a $10.7 million increase in

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

the fair value of the contingent consideration that was recorded in Other expense on the Consolidated Statements of Income.

The following is a roll forward of our liability measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2016	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	December 31, 2017
Contingent consideration	$98,600	$16,425	$10,736	$(19,999)	$105,762

Note 6. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	December 31, 2017	December 31, 2016
Land	Indefinite	$28,269	$26,833
Building and improvements	3 - 40 years	325,445	318,967
Real property interests	See Note 3	34,580	12,265
Poles	30 years	243,710	234,393
Fiber	30 years	2,669,058	2,243,822
Equipment	5 - 7 years	213,574	130,945
Copper	20 years	3,656,385	3,538,566
Conduit	30 years	91,210	90,540
Tower assets	20 years	59,327	4,307
Capital lease assets	See Note 3	97,592	89,723
Construction in progress	See Note 3	112,489	52,685
Other assets	15 - 20 years	8,258	5,299
Corporate assets	3 - 7 years	2,690	2,731
		7,542,587	6,751,076
Less accumulated depreciation		(4,488,698)	(4,081,039)
Net property, plant and equipment		$3,053,889	$2,670,037

Capital lease assets above represent fiber leases, where we have the exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable.

Depreciation expense for the years ended December 31, 2017, 2016 and for the period from April 24, 2015 to December 31, 2015 was $415.9 million, $369.9 million and $236.2 million, respectively.

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

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

The following table summarizes the fair value and the presentation in our Consolidated Balance Sheet:

(Thousands)	Location on Consolidated Balance Sheet	December 31, 2017	December 31, 2016
Interest rate swaps	Derivative asset	$6,793	$-
Interest rate swaps	Derivative liability	$-	$6,102

As of December 31, 2017, all of the interest rate swaps were valued in net unrealized gain positions and recognized as an asset balance within the derivative asset balance. As of December 31, 2016, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. For the years ended December 31, 2017 and 2016, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $7.7 million and $24.5 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statement of Income for the years ended December 31, 2017 and 2016 was $20.6 million and $23.8 million, respectively. For the years ended December 31, 2017 and 2016, there were no ineffective portions of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, ending December 31, 2018, we estimate that $17.5 million will be reclassified as an increase to interest expense.

Note 8. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill occurring during the year ended December 31, 2017 and 2016, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2015	$-	$-
Goodwill associated with 2016 acquisitions	262,334	262,334
Goodwill at December 31, 2016	$262,334	$262,334
Goodwill purchase accounting adjustments	(248)	(248)
Goodwill associated with 2017 acquisitions	411,643	411,643
Goodwill at December 31, 2017	$673,729	$673,729

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

The carrying value of our other intangible assets is as follows:

(Thousands)	December 31, 2017		December 31, 2016
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$2,000	$-

Finite life intangible assets:
Customer lists	421,743	(46,049)	188,642	(30,058)
Tenant contracts	38,527	(1,605)	-	-
Network(1)	13,951	(581)	-	-
Acquired below-market leases	1,509	(138)	-	-

Total intangible assets	477,730		190,642
Less: Accumulated amortization	(48,373)		(30,058)
Total intangible assets, net	$429,357		$160,584

Finite life intangible liabilities:
Acquired above-market leases	$3,455	$(317)	$-	$-

Total intangible liabilities	3,455		-
Less: Accumulated amortization	(317)		-
Total intangible liabilities, net(2)	$3,138		$-

(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity as of the valuation date.

(2)	Recorded in accounts payable, accrued expenses and other liabilities, net on the Consolidated Balance Sheet.

Amortization expense for the years ended December 31, 2017, 2016 and for the period from April 24, 2015 to December 31, 2015 was $18.3 million, $6.1 million and $2.6 million, respectively. Amortization expense is estimated to be $25.1 million in 2018, $24.4 million in 2019, $23.9 million in 2020, $23.5 million in 2021 and $23.0 million in 2022.

Note 9. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	December 31, 2017	December 31, 2016
Principal amount	$4,626,887	$4,167,967
Less unamortized discount, premium and debt issuance costs	(144,190)	(139,753)
Notes and other debt less unamortized discount and debt issuance costs	$4,482,697	$4,028,214

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

Notes and other debt at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017		December 31, 2016
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$2,086,887	$(87,140)	$2,107,967	$(78,699)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(8,508)	550,000	(9,817)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(40,467)	1,110,000	(45,599)
Senior unsecured notes - 7.125%, due December 15, 2024	600,000	(8,075)	400,000	(5,638)
Senior secured revolving credit facility, variable rate, due April 24, 2020	280,000	-	-	-
Total	$4,626,887	(144,190)	$4,167,967	$(139,753)

At December 31, 2017, notes and other debt included the following: (i) $2.1 billion under the senior secured term loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); and (iv) $600.0 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024  Notes” and together with the Secured Notes and 2023 Notes, the “Notes”), and (v) $280.0 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2020 pursuant to the Credit Agreement (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”).

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

Credit Agreement

The Operating Partnership and its wholly-owned subsidiaries, CSL Capital, LLC, and Uniti Group Finance Inc. (collectively, the “Borrowers”) are party to the Credit Agreement, which provides for the Term Loan Facility (in an initial principal amount of $2.14 billion) and the Revolving Credit Facility. The term loans were repriced on February 9, 2017 and now bear interest at a rate equal to LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 3.00%, and are subject to amortization of 1.0% per annum. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s wholly-owned subsidiaries (the “Subsidiary Guarantors”), and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement. On April 28, 2017, we amended the Credit Agreement to increase the commitments under our Revolving Credit Facility from $500 million to $750 million. Other terms of the Revolving Credit Facility remain unchanged.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2017, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

The Operating Partnership and its wholly-owned subsidiaries, CSL Capital, LLC and Uniti Fiber Holdings Inc., as co-issuers, have outstanding $600 million aggregate principal amount of the 2024 Notes, of which $400 million was originally issued on December 15, 2016 at an issue price of 100% of par value and the remaining $200 million of which was issued on May 8, 2017 at an issue price of 100.50% of par value under a separate indenture and was mandatorily exchanged on August 11, 2017 for 2024 Notes issued as “additional notes” under the indenture governing the 2024 Notes.  The 2024 Notes are guaranteed by the Company, Uniti Group Finance Inc. and the Subsidiary Guarantors.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statements of Income. For the year ended December 31, 2017, 2016 and for the period from April 24, 2015 to December 31, 2015, we recognized $13.6 million, $7.8 million and $4.8 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

Aggregate annual maturities of our long-term obligations at December 31, 2017 are as follows:

(Thousands)
2018	$21,079
2019	21,079
2020	301,079
2021	21,079
2022	2,002,571
Thereafter	2,260,000
Total	$4,626,887

As discussed in Note 6, we have acquired property pursuant to capital leases. At December 31, 2017, future minimum lease payments under capital lease obligations are as follows:

(Thousands)
2018	$8,407
2019	8,083
2020	7,048
2021	6,309
2022	6,155
Thereafter	53,461
Total minimum payments	89,463
Less amount representing interest	(33,134)
Total	$56,329

Note 10. Stock-Based Compensation

The Company’s Board of Directors adopted the Uniti Group Inc. 2015 Equity Incentive Plan (the “Equity Plan”), which is administered by the Compensation Committee of the Board of Directors. Awards issuable under the Equity Plan include incentive stock options, “non-qualified” stock options, stock appreciation rights, performance units and performance shares, restricted shares, and restricted stock units.

In connection with the Spin-Off, the Company issued 538,819 restricted shares and 70,889 performance-based restricted stock units to employees of Windstream in accordance with the terms of the Employee Matters Agreement between the Company and Windstream. Under the Employee Matters Agreement, which governs the compensation and employee benefit obligations of Uniti and Windstream with respect to the current and former employees of each company, employees of Windstream who held equity awards as of the date of the Spin-Off were entitled to receive equity awards of Uniti in the same proportion as if the equity awards had been common shares on the date of the Spin-Off. The Uniti awards issued have the same form and vesting requirements as the underlying Windstream awards. For the purposes of vesting in the Uniti awards, continued service with Windstream is deemed to be continued service with Uniti. We do not recognize any compensation expense in our Consolidated Statement of Income related to these awards, as none of the employees granted awards provide service to Uniti. There were no restricted shares and performance-based restricted stock units issued to Windstream employees that remained outstanding at December 31, 2017.

Restricted Awards

During the year ended December 31, 2017, the Company granted 234,294 shares of restricted stock to employees, which had a fair value of $6.0 million as of the date of grant. We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day on the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31, 2017, there were 4,992,583 shares available for future issuance under the Equity Plan.

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2016	493,891	$22.60
Granted	234,294	$25.56
Forfeited	(33,041)	$24.77
Vested	(106,956)	$20.73
Unvested balance, December 31, 2017	588,188	$24.00	$10,464

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 29, 2017. The market value as of December 29, 2017 was $17.79 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 29, 2017, the final trading day of 2017.

During the year ended December 31, 2016, there were 308,146 shares of restricted stock granted with a weighted-average fair value of $20.56 per share.  During the period from April 24, 2015 to December 31, 2015, there were 241,140 shares of restricted granted with a weighted-average fair value of $25.82 per share.

The total fair value of shares vested for the years ended December 31, 2017 and 2016 was $2.9 million and $1.1 million, respectively.

As of December 31, 2017, total unrecognized compensation expense on restricted awards was approximately $6.6 million, and the expense is expected to be recognized over a weighted average vesting period of 0.9 years.

Performance Awards

The Company grants long-term incentives to members of management in the form of performance-based restricted stock units (“PSUs”) under the Equity Plan. The number of PSUs earned is based on the Company’s achievement of specified performance goals, over a specified performance period, and may range from 0% to 200% of the target shares. The PSUs have a service condition that will expire at the end of the three-year performance period provided that the holder continues to be employed by the Company at the end of the performance period. Holders of PSUs are entitled to dividend equivalents, which will be accrued quarterly and paid in cash upon the vesting of a PSU. Dividend equivalents are forfeited to the extent that the underlying PSU is forfeited.

On February 13, 2017, we issued 91,995 PSUs equal to 100% of the target amount, with an aggregate value of $3.1 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of the MSCI US REIT Index and a triple-net lease peer group, as defined by the Compensation Committee. Upon evaluating the results of the market conditions, the final number of shares is determined and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2017, no PSUs were forfeited due to termination of service. The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

	Performance Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2016	162,630	$21.13
Granted	91,995	$33.75
Forfeited	—	$—
Vested	—	$—
Unvested balance, December 31, 2017	254,625	$25.69	$4,530

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 29, 2017. The market value as of December 29, 2017 was $17.79 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 29, 2017, the final trading day of 2017.

During the year ended December 31, 2016, there were 101,660 PSUs granted with a weighted-average fair value of $20.71 per share.  During the period from April 24, 2015 to December 31, 2015, there were 60,970 PSUs granted with a weighted-average fair value of $21.82 per share.

As of December 31, 2017, total unrecognized compensation expense related to PSUs was approximately $3.2 million, and the weighted-average vesting period was 1.3 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the years ended December 31, 2017 and 2016 and for the period from April 24, 2015 to December 31, 2015:

	Year Ended December 31,		Period from April 24 - December 31, 2015
	2017	2016
Expected term (years)	3.0	3.0	2.9
Expected volatility	33.6%	48.8%	26.6%
Expected annual dividend	0.0%	0.0%	0.0%
Risk free rate	1.5%	0.9%	0.9%

For the years ended December 31, 2017, 2016 and for the period from April 24, 2015 to December 31, 2015, we recognized $7.7 million, $4.8 million and $1.9 million, respectively, of compensation expense related to restricted stock awards and performance-based awards, which is recorded in general and administrative expense on our Consolidated Statement of Income.

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

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

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

Uniti Group Inc.

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

We also issue PSUs; however these units contain forfeitable rights to receive dividends and are therefore considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met. During the years ended December 31, 2017 and 2016, approximately 76,000 and 220,000 PSUs, respectively, were excluded from the computation of diluted net loss per share because their effect is anti-dilutive as a result of our net loss for these periods. For the period from April 24, 2015 through December 31, 2015, approximately 61,000 PSUs were excluded from the computation of diluted earnings per share as their performance conditions had not been met.

The earnings per share impact of the Series A Shares (See Note 18) is calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provide Uniti the option to cash or share settle the instrument, and it is our policy to settle the instrument in cash upon conversion.

The Hunt merger agreement provides for the issuance of additional common shares upon the achievement of certain defined revenue milestones. See Note 4.  The earnings per share impact of the Hunt Contingent Consideration is calculated under the method described in ASC 260 for the treatment of contingently issuable shares in weighted-average shares outstanding.

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,		Period from
(Thousands, except per share data)	2017	2016	April 24 - December 31, 2015
Basic earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(9,439)	$(212)	$24,870
Less: Income allocated to participating securities	(1,509)	(1,557)	(1,152)
Dividends declared on convertible preferred stock	(2,624)	(1,743)	—
Amortization of discount on convertible preferred stock	(2,980)	(1,985)	—
Net (loss) income attributable to common shares	$(16,552)	$(5,497)	$23,718
Denominator:
Basic weighted-average common shares outstanding	168,693	152,473	149,835
Basic (loss) earnings per common share	$(0.10)	$(0.04)	$0.16

	Year Ended December 31,		Period from
(Thousands, except per share data)	2017	2016	April 24 - December 31, 2015
Diluted earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(9,439)	$(212)	$24,870
Less: Income allocated to participating securities	(1,509)	(1,557)	(1,152)
Dividends declared on convertible preferred stock	(2,624)	(1,743)	—
Amortization of discount on convertible preferred stock	(2,980)	(1,985)	—
Mark-to-market gain on share settled contingent consideration arrangments	(4,944)	—	—
Net (loss) income attributable to common shares	$(21,496)	$(5,497)	$23,718
Denominator:
Basic weighted-average common shares outstanding	168,693	152,473	149,835
Contingent consideration (See Note 5)	296	—	—
Effect of dilutive non-participating securities	—	—	—
Weighted-average shares for dilutive earnings per common share	168,989	152,473	149,835
Dilutive (loss) earnings per common share	$(0.13)	$(0.04)	$0.16

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

Note 13. Segment Information

Our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as four operating business segments in addition to our corporate operations and include:

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

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

Selected financial data related to our segments is presented below for the years ended December 31, 2017 and 2016 and for the period from April 24, 2015 to December 31, 2015:

	Year Ended December 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$685,099	$202,791	$10,055	$18,087	$-	$916,032

Adjusted EBITDA	$683,651	$83,987	$(831)	$4,556	$(21,839)	$749,524
Adjusted EBITDA margin	99.8%	41.4%	(8.3%)	25.2%	-	81.8%
Less:
Interest expense						305,994
Depreciation and amortization	347,999	78,307	4,907	2,607	385	434,205
Other expense						11,284
Transaction related costs						38,005
Stock-based compensation						7,713
Income tax benefit						(38,849)
Net loss						$(8,828)

Capital expenditures (1)	$-	$152,918	$104,540	$-	$63	$257,521

	Year Ended December 31, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$676,868	$70,568	$500	$22,472	$-	$770,408

Adjusted EBITDA	$675,114	$25,912	$(1,123)	$5,074	$(14,793)	$690,184
Adjusted EBITDA margin	99.7%	36.7%	(224.6%)	22.6%	-	89.6%
Less:
Interest expense						275,394
Depreciation and amortization	343,368	28,629	337	3,258	378	375,970
Other expense						-
Transaction related costs						33,669
Stock-based compensation						4,846
Income tax expense						517
Net loss						$(212)

Capital expenditures (1)	$-	$31,006	$15,262	$-	$175	$46,443

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

	Period from April 24, 2015 to December 31, 2015
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$458,614	$-	$-	$17,700	$-	$476,314

Adjusted EBITDA	$457,704	$-	$-	$3,957	$(8,364)	$453,297
Adjusted EBITDA margin	99.8%	-	-	22.4%	-	95.2%
Less:
Interest expense						181,797
Depreciation and amortization	235,967	-	-	2,571	210	238,748
Other expense						-
Transaction related costs						5,210
Stock-based compensation						1,934
Income tax expense						738
Net income						24,870

Capital expenditures (1)	$43,077	$-	$-	$-	$1,336	$44,413

(1)

Segment capital expenditures represents capital expenditures, the NMS asset acquisition and ground lease investments as reported in the investing activities section of the Consolidated Statement of Cash Flows.

Total assets by business segment as of December 31, 2017 and December 31, 2016 are as follows:

(Thousands)	December 31, 2017	December 31, 2016
Leasing	$2,121,857	$2,238,517
Fiber Infrastructure	2,009,175	914,082
Towers	157,180	18,004
Consumer CLEC	10,919	14,239
Corporate	30,951	133,910
Total of reportable segments	$4,330,082	$3,318,752

Our principal geographical regions consist of the United States and Latin America, which includes Mexico, Colombia and Nicaragua. Summarized geographical information related to the Company’s revenues for the years ended December 31 2017, 2016 and for the period from April 24, 2015 to December 31, 2015 is as follows:

	Year Ended December 31,		Period from
(Thousands)	2017	2016	April 24 - December 31, 2015
United States revenues	$908,576	$770,351	$476,314
Latin America revenues	7,456	57	-
Total revenues	$916,032	$770,408	$476,314

Summarized geographical information related to the Company’s long-lived assets as of December 31, 2017 and 2016 is as follows:

	December 31,
(Thousands)	2017	2016
United States long-lived assets	$3,382,894	$2,826,442
Latin America long-lived assets	98,352	2,179
Total long-lived assets	$3,481,246	$2,828,621

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

Note 14. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

We have fiber lease agreements and office space lease agreements under non-cancelable operating leases. Rental expense under operating leases for the years ended December 31, 2017, 2016 and for the period from April 24, 2015 to December 31, 2015 approximated $25.2 million, $10.9 million and $132,000, respectively. Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining lease terms of one year or more, are as follows:

(Thousands)
2018	$14,336
2019	10,007
2020	7,107
2021	4,411
2022	2,760
Thereafter	16,663
Total	$55,284

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

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

Note 15. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) by component is as follows for the year ended December 31, 2017:

(Thousands)	2017	2016	2015
Cash flow hedge changes in fair value gain (loss):
Balance at begininng of period	$(6,102)	$(5,427)	$—
Other comprehensive income (loss) before reclassifications	(7,735)	(24,465)	(21,682)
Amounts reclassified from accumulated other comprehensive income	20,630	23,790	16,255
Net other comprehensive income	6,793	(6,102)	(5,427)
Less: Other comprehensive (loss) income attributable to noncontrolling interest	442	—	—
Balance at end of period	6,351	(6,102)	(5,427)
Foreign currency translation gain (loss):
Balance at begininng of period	(267)	—	—
Translation adjustments	1,660	(267)	—
Net other comprehensive income	1,393	(267)	—
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(77)	—	—
Balance at end of period	1,470	(267)	-
Accumulated other comprehensive income (loss) at end of period	$7,821	$(6,369)	$(5,427)

Note 16. Income Taxes

We have elected on our U.S. federal income tax return to be treated as a REIT and thus have no provision for U.S. federal income tax related to activities of the REIT and its passthrough subsidiaries.  The REIT and certain of its subsidiaries are subject to certain state and local income taxes, franchise taxes, and gross receipts taxes.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

Income tax expense (benefit) for the years ended December 31, 2017 and 2016 and for the period from April 24, 2015 to December 31, 2015 as reported in the accompanying Consolidated Statement of Income was comprised of the following:

	Year Ended December 31,		Period from
(Thousands)	2017	2016	April 24 - December 31, 2015
Current
Federal	$1,456	$1,596	$1,208
State	866	1,107	741
Total current expense	2,322	2,703	1,949

Deferred
Federal	(36,956)	(1,488)	(770)
State	(3,837)	(698)	(441)
Foreign	(378)	-	-
Total deferred expense	(41,171)	(2,186)	(1,211)
Total income tax (benefit) expense	$(38,849)	$517	$738

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,		Period from
(Thousands)	2017	2016	April 24 - December 31, 2015
Income from continuing operations, before tax	$(47,667)	$305	$24,795
Income tax at U.S. statutory federal rate	(16,687)	107	8,665
Increases (decreases) resulting from:
State taxes, net of federal benefit	(429)	(224)	266
Benefit of REIT status	8,836	(4,016)	(8,193)
Capitalized transaction costs	(4,820)	(3,915)	-
Change in valuation allowance	(8,176)	8,176	-
Adjustment of deferred tax balances	(217)	149	-
Permanent differences	60	52	-
Foreign taxes	(378)	-	-
Rate differential	(17,038)	188	-
Income tax (benefit) expense	$(38,849)	$517	$738

The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to our status as a REIT, certain capitalized costs incurred to acquire assets that were transferred to a TRS, changes in valuation allowance related to deferred tax assets of a TRS, and the impact of corporate tax reform, discussed below.

The Tax Cuts and Jobs Act (“Tax Bill”) was enacted on December 22, 2017. The Tax Bill reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Bill; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment.

For the items for which we were able to determine a reasonable estimate, we recognized a non-cash provisional benefit in the amount of $17.0 million due to the revaluing of the Company’s deferred tax liabilities, which is included as a component of income tax expense from continuing operations. Given the current structure of the Company, it is anticipated that there will be limited to no impact related to the one-time transition tax on historic foreign earnings.

Future regulatory and rulemaking interpretations and decisions of the Tax Bill may impact the Company’s tax position. Therefore the estimated impact of provisions outside of the write-down of cumulative deferred tax liabilities remains uncertain. Corrective or supplemental legislation and its impact will be considered in the Company’s financial statements in the period ending September 30, 2018.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

The components of the Company's deferred tax assets and liabilities are as follows:

(Thousands)	December 31, 2017	December 31, 2016
Deferred tax assets:
Deferred revenue	$17,114	$4,244
Accrued bonuses	101	520
Goodwill	-	1,886
Stock based compensation	506	179
Accrued expenses and other	2,023	802
Asset retirement obligation	1,341	790
Inventory reserve	248	401
Net operating loss carryforwards	36,229	39,916
Deferred tax assets	57,562	48,738
Valuation allowance	-	(8,176)
Deferred tax assets, net of valuation allowance	57,562	40,562

Deferred tax liabilities:
Property, plant & equipment	$(43,817)	$(20,923)
Customer list intangible	(68,795)	(47,721)
Other intangible amortization	(291)	(137)
Other	(137)	(175)
Deferred tax liabilities	$(113,040)	$(68,956)

Deferred tax liability, net	$(55,478)	$(28,394)

As of December 31, 2016, the Company’s deferred tax assets were primarily the result of U.S. federal and state NOL carryforwards. A valuation allowance of $8.2 million was recorded against its gross deferred tax asset balance as of December 31, 2016. During 2017, the Company recorded a full-year valuation allowance release of $8.2 million on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. Given the Company has significant deferred tax liabilities which are not limited by Sec. 269(a)(1) of the Code, management determined that sufficient positive evidence exists as of December 31, 2017, to conclude that it is more likely than not that additional deferred taxes of $8,176 are realizable, and therefore, removed the valuation allowance accordingly.

On August 31, 2016, we acquired 100% of the outstanding equity of Tower Cloud, Inc., which had federal NOL carryforwards of approximately $81.2 million at the date of the acquisition that will expire between 2026 and 2036. As a result of the change in ownership, the utilization of Tower Cloud, Inc. NOL carryforwards is subject to limitations imposed by the Code.

We have total federal NOL carryforwards as of December 31, 2017 of approximately $133.8 million which will expire between 2026 and 2037.

With the exception of Tower Cloud, Inc., our 2014 returns remain open to examination. As Tower Cloud, Inc. has NOLs available to carry forward, the applicable tax years will generally remain open to examination several years after the applicable loss carryforwards have been utilized or expire.

The Company or its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

(Thousands)	2017
Balance at January 1	$-
Additions related to acquisitions	3,036
Additions for tax positions for the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31	$3,036

The Company’s entire liability for unrecognized tax benefit would affect the annual effective tax rate if recognized. The Company does not expect a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense.  The Company recorded no interest expense or penalties for the period ending December 31, 2017.  The Company’s balance of accrued interest and penalties related to unrecognized tax benefits as of December 31, 2017 was $2.3 million.

Note 17. Supplemental Cash Flow Information

Cash paid for interest expense and income taxes is as follows:

	Year Ended December 31,		Period from
(Thousands)	2017	2016	April 24 - December 31, 2015
Supplemental cash flow information:
Cash paid for interest	$276,071	$255,945	$147,428
Cash paid for income taxes	$4,388	$3,003	$1,284

Note 18. Capital Stock

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

On June 24, 2016, in connection with Windstream’s disposition of its retained ownership interest in Uniti pursuant to the public offering (See Note 11), we issued 2.2 million additional shares of our common stock.  The shares were sold at a public offering price of $26.01, resulting in proceeds to the Company of $54.8 million, net of underwriting discounts and commissions, which were used to repay existing borrowings under our Revolving Credit Facility.

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

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

We are authorized to issue up to 500,000,000 shares of voting common stock and 50,000,000 shares of preferred stock, of which 174,851,514 and 0 shares, respectively, were outstanding at December 31, 2017. We had 325,148,486 shares of voting common stock available for issuance at December 31, 2017.

Note 19. Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the years ended December 31, 2017 and 2016 and for the period from April 24, 2015 to December 31, 2015 our common stock distribution per share was $2.40, $2.40 and $1.04, respectively, characterized as follows:

	Year Ended December 31,		Period from
	2017	2016	April 24 - December 31, 2015
Ordinary dividends	$1.22	$1.31	$0.87
Non-dividend distributions	1.18	1.09	0.17
Total	$2.40	$2.40	$1.04

Note 20. Future Minimum Rents

Future minimum lease payments to be received, excluding operating expense reimbursements, from tenant under non-cancelable operating leases as of December 31, 2017, are as follows:

(Thousands)
2017	$661,859
2018	666,703
2019	669,838
2020	672,998
2021	675,904
Thereafter	5,109,341
Total	$8,456,643

Note 21. Employee Benefit Plan

We sponsor a defined contribution plan under section 401(k) of the Internal Revenue Code, which covers employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 3% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contribution immediately. Our expense related to the plan recognized for the years ended December 31, 2017, 2016 and for the period April 24, 2015 to December 31, 2015 was $0.8 million, $0.4 million and $0.1 million, respectively.

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

Note 22. Subsequent Events

On March 1, 2018, we announced that Uniti has entered into agreements to acquire and lease-back fiber assets from privately-held U.S. TelePacific holding Corp. (“TPx”) for aggregate consideration of $95 million in cash.  In the

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

transactions, Uniti will acquire and leaseback to TPx, on a triple-net basis, 38,000 fiber strand miles located across California, Nevada, Texas, and Massachusetts. In addition, Uniti will acquire and have exclusive use of 7,000 fiber strand miles located in Texas, which are adjacent to Uniti Fiber’s southern network footprint. Uniti will also have non-exclusive rights to market, on behalf of TPx, certain of the fiber assets in California and Massachusetts.

The transactions are subject to customary closing conditions and are expected to close in two tranches, with the non-California assets expected to close in the second quarter of 2018 and the remaining California assets to close in the third quarter of 2018.  The initial lease term will be 15 years with five 5-year renewal options at TPx’s discretion.  Upon the closing of both transactions, annual cash rent will initially be $8.8 million with a fixed annual escalator of 1.5%.

Note 23. Supplemental Guarantor Information

Pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company historically has provided condensed consolidating financial information for CSL Capital and the Guarantors because the 2023 Notes and the guarantees thereof were previously registered with the SEC under the Securities Act of 1933, as amended. Effective as of May 9, 2017 (the effective date of the previously announced up-REIT Reorganization (see Note 9)), the 2023 Notes ceased to be an obligation of the Company, and the Company was no longer required to provide supplemental guarantor information related to the 2023 Notes.

Note 24. Quarterly Results of Operations (unaudited)

Selected quarterly information for each of the four quarters in the year ended December 31, 2017:

	2017
	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenues	$211,473	$213,013	$245,210	$246,336
Loss before income taxes	(20,379)	(16,385)	(3,837)	(7,076)
Net (loss) income	(20,000)	(16,460)	4,835	22,797
Net (loss) income attributable to common shareholders	(21,788)	(18,242)	2,939	20,539
				-
Basic (loss) earnings per common share	$(0.14)	$(0.11)	$0.02	$0.12
Diluted (loss) earnings per common share	$(0.14)	$(0.11)	$(0.02)	$0.12
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60

Uniti Group Inc.

Notes to the Consolidated Financial Statements – Continued

Selected quarterly information for each of the four quarters in the year ended December 31, 2016:

	2016
	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenues	$174,675	$188,573	$200,240	$206,920
Income (loss) before income taxes	8,480	(1,208)	(2,215)	(4,752)
Net income (loss)	8,036	(1,535)	(2,343)	(4,370)
Net income (loss) attributable to common shareholders	7,681	(2,871)	(4,144)	(6,163)

Basic earnings (loss) per common share	$0.05	$(0.02)	$(0.03)	$(0.04)
Diluted earnings (loss) per common share	$0.05	$(0.02)	$(0.03)	$(0.04)
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uniti Group Inc.

We have audited the accompanying special purpose statement of revenue and direct expenses for the period from January 1, 2015 to April 24, 2015 of the Competitive Local Exchange Carrier (“CLEC”) Business of Windstream Holdings, Inc. This special purpose financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this special purpose financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the special purpose financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the special purpose financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall special purpose financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special purpose financial statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission as described in Note 2 and are not intended to be a complete presentation of CLEC’s revenues and expenses.

In our opinion, the special purpose financial statement referred to above present fairly, in all material respects, the revenues and direct expenses for the period from January 1, 2015 through April 24, 2015 of the CLEC Business of Windstream Holdings, Inc. in conformity with accounting principles generally accepted in the United States of America.

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

Consumer CLEC Business

Notes to Financial Statement

Note 1. Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us” or “our”), formerly known as Communications Sales and Leasing, Inc., was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014. On April 24, 2015, in connection with the separation and spin-off of Uniti from Windstream Holdings, Inc. (“Windstream Holdings” and together with its consolidated subsidiaries “Windstream”), Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to Uniti in exchange for cash, shares of common stock of Uniti and certain indebtedness of Uniti (the “Spin-Off”).

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

Note 2. Basis of Presentation

Subsequent to the Spin-Off, all financial results of the Consumer CLEC Business are reported within the consolidated financial statements of Uniti. The accompanying Statement of Revenues and Direct Expenses for the period January 1, 2015 to April 24, 2015 (the “Spin Date”) has been prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”), as permitted by the SEC and is not intended to be a complete presentation of the results of operations of the Consumer CLEC Business. The elements of the financial statements are stated in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures have been condensed or omitted as permitted by the SEC’s rules and regulations. In the opinion of management, all adjustments considered necessary for a fair statement of the results presented have been included. The results of operations for the period presented are not necessarily indicative of results of the Consumer CLEC Business following the Spin-Off.

The accompanying Statement of Revenues and Direct Expenses include all direct costs incurred in connection with the operation of the Consumer CLEC Business for which specific identification was practicable. In addition, direct costs incurred by Windstream to operate the Consumer CLEC Business for which specific identification was not practicable have been allocated based on assumptions that management believes reasonable under the circumstances as more fully discussed in Note 4. The Statement of Revenues and Direct Expenses excludes costs that are not directly related to the Consumer CLEC Business including general corporate overhead costs, interest expense and income taxes.

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

Note 4. Allocations

As described in Note 2, the accompanying Statement of Revenues and Direct Expenses of the Consumer CLEC Business includes all direct costs incurred in connection with the operation of the Consumer CLEC Business for which specific identification was practicable. In addition, certain costs incurred by Windstream to operate the Consumer CLEC Business for which specific identification was not practicable have been allocated based on revenues and sales. These allocated expenses are included in “Cost of revenues” and “Selling, general and administrative.”

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

On July 3, 2017, the Company completed the acquisitions of Southern Light, LLC and Hunt Telecommunications, LLC.  Management excluded Southern Light, LLC and Hunt Telecommunications, LLC from its assessment of internal control over financial reporting as of December 31, 2017 because they were acquired by the Company in purchase business combinations in 2017.  Southern Light, LLC and Hunt Telecommunications, LLC represent 11.0% and 3.5% of total assets, respectively and 5.0% and 1.8% of total revenue, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2017.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Exchange Act in connection with our 2018 annual meeting of stockholders.

We have a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics, titled “Code of Business Conduct and Ethics & Whistleblower Policy,” is available free of charge in the Corporate Goverance section of the About Us page on our website at www.uniti.com.  We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our code of ethics by posting such amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Exchange Act in connection with our 2018 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Exchange Act in connection with our 2018 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plan as of December 31, 2017:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	4,992,583[1]
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	4,992,583

[1]	Shares available for issuance under the Uniti Group Inc. 2015 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Exchange Act in connection with our 2018 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2017, pursuant to Regulation 14A under the Exchange Act in connection with our 2018 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedules

Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) on page S-1 of this report.

Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts on page S-5 of this report.

Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation on page S-6 of this report.

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

Agreement and Plan of Merger, dated as of June 20, 2016, by and among Communications Sales & Leasing, Inc., CSL Fiber Holdings LLC, Thor Merger Sub, Inc., Tower Cloud, Inc. and Shareholder Representative Services LLC, as representative of the equityholders of Tower Cloud, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

2.4

First Amendment, dated as of August 11, 2016, to the Agreement and Plan of Merger, dated as of June 20, 2016, by and among Communications Sales & Leasing, Inc., CSL Fiber Holdings LLC, Thor Merger Sub, Inc., Tower Cloud, Inc. and Shareholder Representative Services LLC, as representative of the equityholders of Tower Cloud, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

2.5

Membership Interests Purchase Agreement, dated as of April 7, 2017, by and among Uniti Group Inc., Uniti Fiber Holdings Inc. and SLF Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 11, 2017 (File No. 001-36708))

2.6

Amended and Restated Agreement of Limited Partnership of Uniti Group LP, dated July 3, 2017, by and between Uniti and Uniti Group LP LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of July 3, 2017 (File No. 001-36708))

3.1

Articles of Amendment and Restatement of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708))

3.2

Articles of Amendment of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 28, 2017 (File No. 001-36708))

Exhibit No.	Description
3.3

Amended and Restated Bylaws of Uniti Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

4.1

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.2

Form of 8.25% Senior Note due 2023 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.3

Second Supplemental Indenture (8.25% Senior Notes due 2023), dated as of October 19, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 23, 2017 (File No. 001-36708))

4.4

Fifth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.5

Sixth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.6

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and as collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.7

Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.6 above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.8

Second Supplemental Indenture (6.00% Senior Secured Notes due 2023), dated as of June 14, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 23, 2017 (File No. 001-36708))

4.9

Third Supplemental Indenture (6.00% Senior Secured Notes due 2023), dated as of October 19, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 23, 2017 (File No. 001-36708))

4.10

Sixth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

Exhibit No.	Description
4.11

Seventh Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.12

Articles Supplementary for 3.00% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

4.13

Articles of Amendment to Articles Supplementary for 3.00% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.14

Indenture, dated as of December 15, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 15, 2016 (File No. 001-36708))

4.15

Form of 7.125% Senior Note due 2024 (included in Exhibit 4.14 above) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 15, 2016 (File No. 001-36708))

4.16

First Supplemental Indenture, dated as of February 22, 2017, to the Indenture, dated as of December 15, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 23, 2017 (File No. 001-36708))

4.17

Third Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of December 15, 2016, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.18

Fourth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of December 15, 2016, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.19

Fifth Supplemental Indenture, dated as of August 11, 2017, among Uniti Group LP, Uniti Fiber Holdings Inc., and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of November 2, 2017 (File No. 001-36708))

4.20

Indenture, dated as of May 8, 2017, among Uniti Fiber Holdings Inc, Uniti Group Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 8, 2017 (File No. 001-36708))

4.21

Form of 7.125% Senior Note due 2024 (included in Exhibit 4.20 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 8, 2017 (File No. 001-36708))

Exhibit No.	Description
4.22

First Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of May 8, 2017, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.23

Second Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of May 8, 2017, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

10.1

Master Lease, entered into as of April 24, 2015, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.2

Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.3

Transition Services Agreement, dated April 24, 2015, by and between Windstream Services, LLC and CSL National, L.P., on behalf of itself and its Affiliates, including Talk America Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.4

Intellectual Property Matters Agreement, dated as of April 24, 2015, by and among Windstream Services, LLC, individually and on behalf of its subsidiaries that may hold certain intellectual property as described therein, CSL National, LP, and Talk America Services, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.5

Wholesale Master Services Agreement, dated April 24, 2015, between Windstream Communications, Inc. and Talk America Services, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.6

Master Services Agreement, dated as of April 24, 2015, by and between Windstream Services, LLC, on behalf of itself and its competitive local exchange and interexchange carrier affiliates, and Talk America Services, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.7

Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.8

Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.9+

Employment Agreement between Communications Sales & Leasing, Inc. and Kenneth Gunderman, effective as of February 12, 2015 (incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Company’s Registration Statement on Form 10 dated and filed with the SEC as of March 12, 2015 (File No. 001-36708))

10.10+

Communications Sales & Leasing, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form 10 dated and filed with the SEC as of March 12, 2015 (File No. 001-36708))

Exhibit No.	Description
10.11+

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

10.13+

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.14+

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

10.16	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of July 2, 2015 (File No. 333-205450))
10.17+

Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 13, 2015 (File No. 001-36708))

10.18	Form of Lockup Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of January 12, 2016 (File No. 001-36708))
10.19

Stockholders’ and Registration Rights Agreement, dated May 2, 2016, by and between Communications Sales and Leasing, Inc. and PEG Bandwidth Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

10.20

Amendment No. 1 to Master Lease, entered into as of February 12, 2016, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 12, 2016 (File No. 001-36708))

10.21+

Communications Sales & Leasing, Inc. 2016 Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 4, 2017 (File No. 001-36708))

10.22

Letter Agreement between Searchlight II CLS, L.P. and Communications Sales and Leasing, Inc. dated as of June 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

10.23

Registration Rights Agreement by and among each of the parties listed on the signature pages thereto and Communications Sales & Leasing, Inc. dated as of June 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

10.24

Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708))

10.25

Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

Exhibit No.	Description
10.26

Amendment No. 3 to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

10.27+***

Communications Sales & Leasing, Inc. 2017 Short Term Incentive Plan  (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 4, 2017 (File No. 001-36708))

10.28

Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

21.1*	List of Subsidiaries of Uniti Group Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

***	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by, and have been filed separately with, the Securities and Exchange Commission.
+	Constitutes a management contract or compensation plxan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: March 1, 2018	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	President and Chief Executive Officer	March 1, 2018
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Mark A. Wallace	Executive Vice President – Chief Financial Officer and Treasurer	March 1, 2018
Mark A. Wallace	(Principal Financial Officer)

/s/ Blake Schuhmacher	Vice President – Chief Accounting Officer	March 1, 2018
Blake Schuhmacher	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	March 1, 2018
Francis X. Frantz

/s/ Jennifer S. Banner	Director	March 1, 2018
Jennifer S. Banner

/s/ Scott G. Bruce	Director	March 1, 2018
Scott G. Bruce

/s/ Andrew Frey	Director	March 1, 2018
Andrew Frey

/s/ David L. Solomon	Director	March 1, 2018
David L. Solomon

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Balance Sheets

(Thousands, except par value)	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$2,188	$131,145
Accounts receivable, net	—	(3)
Other assets	(9)	1,066
Investment in consolidated subsidiaries	(1,120,120)	2,801,234
Total Assets	$(1,117,941)	$2,933,442

Liabilities:
Accrued interest payable	$—	$27,812
Derivative liability	—	6,102
Dividends payable	107,078	94,607
Contingent consideration	—	98,600
Notes and other debt, net	—	4,028,214
Total liabilities	107,078	4,255,335

Convertible Preferred Stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	83,530	80,552

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 174,852 shares at December 31, 2017 and 155,139 at December 31, 2016	17	15
Additional paid-in capital	644,328	141,092
Accumulated other comprehensive income	7,821	(6,369)
Distributions in excess of accumulated earnings	(1,960,715)	(1,537,183)
Total Uniti shareholders' deficit	(1,308,549)	(1,402,445)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$(1,117,941)	$2,933,442

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Statements of Comprehensive Income

	Year Ended December 31,		Period from
(Thousands)	2017	2016	April 24 - December 31, 2015
Costs and Expenses:
Interest expense	$119,702	$267,959	$181,797
General and administrative expense	40	4,829	1,934
Transaction related costs	—	3,945	—
Other expense	9,253	—	—
Total costs and expenses	128,995	276,733	183,731
Operating loss	(128,995)	(276,733)	(183,731)
Earnings from consolidated subsidiaries	119,556	276,521	208,601
(Loss) income before income taxes	(9,439)	(212)	24,870
Net (loss) income	(9,439)	(212)	24,870
Comprehensive (loss) income	$4,751	$(1,154)	$19,443

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Statements of Cash Flows

	Year Ended December 31,		Period from
(Thousands)	2017	2016	April 24 - December 31, 2015
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(602,530)	$(59,076)	$106,332

Cash flow from investing activities
Consideration paid to Windstream Services	—	—	(1,035,029)
Net cash used in investing activities	—	—	(1,035,029)

Cash flow from financing activities
Principal payment on debt	(5,270)	(22,027)	(10,700)
Dividends paid	(400,210)	(367,830)	(156,854)
Proceeds from issuance of Term Loans	—	—	1,127,000
Proceeds from issuance of Notes	201,000	548,875	—
Borrowings under revolving credit facility	350,000	641,000	—
Payments under revolving credit facility	(125,000)	(641,000)	—
Payments of contingent consideration	(18,791)	—	—
Purchase of noncontrolling interests	(560)	—	—
Deferred financing costs	(24,686)	(20,557)	(30,057)
Common stock issuance, net of costs	498,926	54,213	(543)
Net share settlement	(1,836)	(2,359)	(113)
Intercompany transactions, net	—	(111)	-
Cash in-lieu of fractional shares	—	—	(19)
Net cash provided by investing activities	473,573	190,204	928,714
Effect of exchange rates on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	(128,957)	131,128	17
Cash and cash equivalents at beginning of period	131,145	17	—
Cash and cash equivalents at end of period	$2,188	$131,145	$17

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Notes to Condensed Financial Statements

Note 1.  Background and Basis of Presentation

Uniti Group Inc.’s parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes of Uniti and its subsidiaries included in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Note 2. Subsidiary Transactions

Investment in Subsidiaries

On May 9, 2017, the parent company completed its previously announced reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services.  Under this structure, the Operating Partnership now holds substantially all of Uniti Group Inc.’s assets, liabilities and results of operations.  In connection with the up-REIT Reorganization, the Operating Partnership replaced Uniti Group Inc. and assumed its obligations as an obligor under Uniti Group Inc.’s notes and debt facilities.

Dividends

Cash dividends received from subsidiaries and recorded in Cash Flow from Operating Activities in the Condensed Statement of Cash Flows were $104.9 million for the year ended December 31, 2017. No cash dividends were received for the year ended December 31, 2016 and for the period April 24, 2015 through December 31, 2015.

Uniti Group Inc.

Schedule II – Valuation and Qualifying Accounts

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2017	$8,176	$-	$-	$(8,176)	$-
Year Ended December 31, 2016	$-	$-	$8,176	$-	$8,176
Period from April 24 - December 31, 2015	$-	$-	$-	$-	$-
Allowance for Doubtful Accounts
Year Ended December 31, 2017	$1,352	$(86)	$45	$(300)	$1,011
Year Ended December 31, 2016	$-	$1,352	$-	$-	$1,352
Period from April 24 - December 31, 2015	$-	$-	$-	$-	$-

Uniti Group Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2017

(dollars in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E	Col. F	Col. G	Col. H	Col. I

			Cost capitalized subsequent to acquisition(1) (3)						Life on which Depreciation in Latest Income
Description	Encumbrances	Initial cost to company(1)	Improvements	Carry Costs	Gross Amount Carried at Close of Period(5)	Accumulated Depreciation	Date of Construction(2)	Date Acquired(2)	Statements is Computed
Land	$—	(1)	(1)	(1)	$28,269	$—	(2)	(2)	Indefinite
Building and improvements	—	(1)	(1)	(1)	323,939	(156,620)	(2)	(2)	3 - 40 years
Poles	—	(1)	(1)	(1)	243,710	(179,514)	(2)	(2)	30 years
Fiber	—	(1)	(1)	(1)	2,153,942	(946,564)	(2)	(2)	30 years
Equipment	—	(1)	(1)	(1)	889	(36)	(2)	(2)	5 -7 years
Copper	—	(1)	(1)	(1)	3,656,384	(3,055,096)	(2)	(2)	20 years
Conduit	—	(1)	(1)	(1)	90,235	(57,205)	(2)	(2)	30 years
Towers	—	(1)	(1)	(1)	55,150	(2,921)	(2)	(2)	20 years
Real property interest	—	(1)	(1)	(1)	34,580	(495)	(2)	(2)	See Note 3
Other assets	—	(1)	(1)	(1)	8,334	(1,338)	(2)	(2)	15 - 20 years
Construction in progress	—	(1)	(1)	(1)	8,048	—	(2)	(2)	See Note 3

(1) Given the voluminous nature and variety of our real estate investment assets, this schedule omits columns C and D from the schedule III presentation.

(2) Because additions and improvements to our real estate investment assets are ongoing, construction and acquisition dates are not applicable.

(3) For the year ended December 31, 2017, the amount of capitalized costs related to the Distribution Systems is as follows (millions):

Tenant capital improvements(4)	$228.0

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

(5) Aggregate cost for Federal income tax purposes related to our real estate investment assets is $6.3 billion.

Uniti Group Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2017

(dollars in thousands)

	2017	2016
Gross amount at beginning	$6,256,248	$6,093,541
Additions during period:
Tenant capital improvements	227,969	156,972
Acquisitions	80,132	15,848
Other	45,552	-
Total additions	353,653	172,820

Deductions during period:
Cost of real estate sold or disposed	6,421	10,113
Other	-	-
Total deductions	6,421	10,113

Balance at end	$6,603,480	$6,256,248

	2017	2016
Gross amount of accumulated depreciation at beginning	$4,054,748	$3,720,890
Additions during period:
Depreciation	351,332	343,971
Other	(45)	-
Total additions	351,287	343,971

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	6,246	-
Other	-	10,113
Total deductions	6,246	10,113

Balance at end	$4,399,789	$4,054,748