Form 10-Q
period 2018-03-31
Uniti Group Inc.
filed 2018-05-10
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, the registrant had 175,703,882 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the future growth and demand of the telecommunication industry; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the impact and integration of Hunt Telecommunications, LLC ("Hunt") and Southern Light, LLC ("Southern Light"), including expectations regarding operational synergies with Uniti Towers and Uniti Fiber; expectations regarding settling conversion of our 3% convertible preferred stock in cash upon conversion; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") or Hunt's achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding the reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding the U.S. TelePacific Holdings Corp (“TPx”) transaction; and expectations regarding the payment of dividends.

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
•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“the SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Thousands, except par value)	March 31, 2018	December 31, 2017
Assets:
Property, plant and equipment, net	$3,049,714	$3,053,889
Cash and cash equivalents	56,901	59,765
Accounts receivable, net	37,601	43,652
Goodwill	677,132	673,729
Intangible assets, net	425,694	429,357
Straight-line revenue receivable	51,447	47,041
Derivative asset	42,061	6,793
Other assets	22,963	15,856
Total Assets	$4,363,513	$4,330,082
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$80,419	$77,634
Accrued interest payable	70,517	28,684
Deferred revenue	586,595	537,553
Dividends payable	109,365	109,557
Deferred income taxes	55,611	55,478
Capital lease obligations	55,651	56,329
Contingent consideration	89,236	105,762
Notes and other debt, net	4,503,462	4,482,697
Total liabilities	5,550,856	5,453,694

Commitments and contingencies (Note 12)

Convertible preferred stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	84,274	83,530

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 174,970 shares at March 31, 2018 and 174,852 at December 31, 2017	17	17
Additional paid-in capital	645,403	644,328
Accumulated other comprehensive income	46,735	7,821
Distributions in excess of accumulated earnings	(2,063,640)	(1,960,715)
Total Uniti shareholders' deficit	(1,371,485)	(1,308,549)
Noncontrolling interests - operating partnership units	99,868	101,407
Total shareholders' deficit	(1,271,617)	(1,207,142)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$4,363,513	$4,330,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2018	2017
Revenues:
Leasing	$172,774	$170,306
Fiber Infrastructure	66,967	34,812
Tower	3,370	1,428
Consumer CLEC	3,804	4,927
Total revenues	246,915	211,473
Costs and Expenses:
Interest expense	77,607	73,365
Depreciation and amortization	114,721	101,361
General and administrative expense	22,520	13,978
Operating expense (exclusive of depreciation and amortization)	29,904	22,125
Transaction related costs	5,913	9,684
Other (income) expense	(3,885)	11,339
Total costs and expenses	246,780	231,852

Income (loss) before income taxes	135	(20,379)
Income tax benefit	(1,096)	(379)
Net income (loss)	1,231	(20,000)
Net income attributable to noncontrolling interests	21	-
Net income (loss) available to shareholders	1,210	(20,000)
Participating securities' share in earnings	(679)	(387)
Dividends declared on convertible preferred stock	(656)	(656)
Amortization of discount on convertible preferred stock	(745)	(745)
Net loss attributable to common shareholders	$(870)	$(21,788)

Earnings (loss) per common share:
Basic	$-	$(0.14)
Diluted	$(0.01)	$(0.14)

Weighted-average number of common shares outstanding:
Basic	174,892	155,184
Diluted	175,499	155,184

Dividends declared per common share	$0.60	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
(Thousands)	2018	2017
Net income (loss)	$1,231	$(20,000)
Other comprehensive income:
Unrealized gain on derivative contracts	35,268	4,566
Changes in foreign currency translation	4,565	4,875
Other comprehensive income	39,833	9,441
Comprehensive income (loss)	41,064	(10,559)
Comprehensive income attributable to noncontrolling interest	940	-
Comprehensive income (loss) attributable to common shareholders	$40,124	$(10,559)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	-	$-	155,138,637	$15	$141,092	$(6,369)	$(1,537,183)	$-	$(1,402,445)
Net loss	-	-	-	-	-	-	(20,000)	-	(20,000)
Amortization of discount of convertible preferred stock	-	-	-	-	(745)	-	-	-	(745)
Other comprehensive income	-	-	-	-	-	9,441	-	-	9,441
Common stock dividends	-	-	-	-	-	-	(93,692)	-	(93,692)
Convertible preferred stock dividends	-	-	-	-	-	-	(656)	-	(656)
Equity issuance cost	-	-	-	-	(54)	-	-	-	(54)
Net share settlement	-	-	-	-	(421)	-	(1,269)	-	(1,690)
Stock-based compensation	-	-	136,866	1	1,631	-	-	-	1,632
Balance at March 31, 2017	-	$-	155,275,503	$16	$141,503	$3,072	$(1,652,800)	$-	$(1,508,209)

Balance at December 31, 2017	-	$-	174,851,514	$17	$644,328	$7,821	$(1,960,715)	$101,407	$(1,207,142)
Net income	-	-	-	-	-	-	1,210	21	1,231
Amortization of discount on convertible preferred stock	-	-	-	-	(745)	-	-	-	(745)
Other comprehensive income	-	-	-	-	-	38,914	-	919	39,833
Common stock dividends	-	-	-	-	-	-	(105,069)	-	(105,069)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(2,479)	(2,479)
Convertible preferred stock dividends	-	-	-	-	-	-	(656)	-	(656)
Net share settlement	-	-	-	-	(390)	-	(269)	-	(659)
Stock-based compensation	-	-	118,132	-	2,210	-	-	-	2,210
Impact of change in accounting standard	-	-	-	-	-	-	1,859	-	1,859
Balance at March 31, 2018	-	$-	174,969,646	$17	$645,403	$46,735	$(2,063,640)	$99,868	$(1,271,617)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Thousands)	2018	2017
Cash flow from operating activities
Net income (loss)	$1,231	$(20,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114,721	101,361
Amortization of deferred financing costs and debt discount	6,034	5,265
Deferred income taxes	(1,502)	(1,002)
Straight-line revenues	(4,592)	(3,629)
Stock-based compensation	2,210	1,632
Change in fair value of contingent consideration	(3,864)	10,910
Other	921	124
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6,409	1,014
Other assets	(4,621)	(1,626)
Accounts payable, accrued expenses and other liabilities	39,919	34,153
Net cash provided by operating activities	156,866	128,202
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	-	248
Acquisition of ground lease investments	-	(7,191)
NMS asset acquisitions (Note 4)	(962)	(64,622)
Capital expenditures - other	(51,143)	(14,931)
Net cash used in investing activities	(52,105)	(86,496)
Cash flow from financing activities
Principal payments on debt	(5,270)	(5,270)
Dividends paid	(105,920)	(94,133)
Payments of contingent consideration	(12,662)	(18,791)
Distributions paid to noncontrolling interest	(2,479)	-
Borrowings under revolving credit facility	70,000	25,000
Payments under revolving credit facility	(50,000)	(25,000)
Capital lease payments	(899)	(672)
Deferred financing costs	-	(24,418)
Common stock issuance, net of costs	-	(54)
Net share settlement	(658)	(1,690)
Net cash used in financing activities	(107,888)	(145,028)
Effect of exchange rates on cash and cash equivalents	263	294
Net decrease in cash and cash equivalents	(2,864)	(103,028)
Cash and cash equivalents at beginning of period	59,765	171,754
Cash and cash equivalents at end of period	$56,901	$68,726
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$18,078	$4,013
Tenant capital improvements	$47,352	$33,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”), formerly known as Communications Sales & Leasing, Inc., was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014. We are an internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. We manage our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  We are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership as of March 31, 2018 and December 31, 2017, respectively.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements include all accounts of the Company, its wholly-owned and/or controlled subsidiaries, which consist of the Operating Partnership. Under the Accounting Standards Codification 810, Consolidation (“ASC 810”), the Operating Partnership is considered a variable interest entity and is consolidated in the Condensed Consolidated Financial Statements of Uniti Group Inc. because the Company is the primary beneficiary.  All material intercompany balances and transactions have been eliminated.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), filed with the SEC on March 1, 2018. Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.

Concentration of Credit Risks—We are party to a Master Lease agreement with from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”) from which substantially all of Uniti’s leasing revenues and operating

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

cash flows are currently derived. Revenue under the Master Lease provided 70.0% and 80.5% of our revenue for the three months ended March 31, 2018 and 2017, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies. Most recently, Windstream is involved in litigation with an entity who acquired certain Windstream debt securities and immediately claimed an “event of default” under such securities relating to our spin-off from Windstream. On December 7, 2017, the entity issued a notice of acceleration to Windstream claiming that the principal amount, along with accrued interest, of such securities was due and payable immediately. Windstream is challenging the matter in federal court and a trial date has been scheduled for July 23, 2018.    If Windstream receives a final, unappealable adverse ruling, an “event of default” would be declared.  An actual “event of default” would trigger cross-default provisions in Windstream’s other debt instruments, including Windstream Services’ existing credit facility, which, in turn, would trigger a default under the Master Lease.  If an adverse outcome occurs with respect to this matter and Windstream does not have the ability to pay under the Master Lease, there could be a material adverse impact to us as disclosed above.

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

Income Taxes—The Tax Cuts and Jobs Act (“Tax Bill”) was enacted on December 22, 2017. The Tax Bill reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Consistent with Staff Accounting Bulletin No. 118 issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Bill, the Company provisionally recorded income tax benefit of $17.0 million related to the Tax Bill in the fourth quarter of 2017.  As of March 31, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Bill.  Future regulatory and rulemaking interpretations or other guidance clarifying provisions of the Tax Bill could affect the Company’s analysis and tax position.

Reclassifications—Certain prior year asset categories and related amounts in Note 6 have been reclassified to conform with current year presentation.

Recently Issued Accounting Standards

In August 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and earlier adoption is permitted. We adopted ASU 2017-12 effective January 1, 2018, and there was no material impact on our financial position.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. We adopted ASU 2017-05 effective January 1, 2018, using the modified retrospective approach and there was no material impact on our financial position.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU 2016-15 effective January 1, 2018, and there was no material impact on our financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). This update outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. Topic 606 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 3.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements by reviewing its existing operating lease contracts, where we are the lessee and service contracts that may include embedded leases. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right-of-use assets, the extent of the impact of a gross-up is under evaluation. The Company does not anticipate material changes to the recognition of operating lease expense in its Consolidated Statements of Income.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842. This standard permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Company's adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. The Company intends to elect this transition provision.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 3. Revenues

Adoption of ASC Topic 606, Revenue from Contracts with Customers

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these Condensed Consolidated Financial Statements.

On January 1, 2018, we adopted Topic 606 using the modified retrospective method, whereby the cumulative effect of initially applying Topic 606 is recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, comparative information has not been adjusted and continues to be reported under ASC 605, Revenue Recognition. We recorded a net increase to opening retained earnings of $1.9 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to commission costs that are capitalized under Topic 606 which were previously expensed.

The details of the significant changes and quantitative impact of the changes are set out below. We have applied this guidance only to contracts that are not completed as of the January 1, 2018, the date of initial application.

Commissions

We previously recognized commission fees related to obtaining a contract as selling expenses when incurred. Under Topic 606 and Topic 340, Other Assets and Deferred Costs, when they are incremental, expected to be recovered, we capitalize those commission fees as costs of obtaining a contract and amortize them consistently with the pattern of transfer of the product or service to which the asset relates. These costs are included in general and administrative expense on the Condensed Consolidated Statements of Income.  These deferred balances were $2.9 and $2.5 at March 31, 2018 and January 1, 2018, respectively, and included in Other Assets on the Condensed Consolidated Balance Sheets; Other Assets would have been lower by those amounts under revenue recognition and cost guidance applicable to us prior to the adoption of Topic 606 and Topic 340.  The impact to costs as a result of applying Topic 606 was a decrease of $0.4 million for the three months ended March 31, 2018 as compared to what the general and administrative expense would have been under previous revenue and cost recognition guidance.  There would have been no other differences in our Condensed Consolidated Balance Sheet as of March 31, 2018 or Condensed Consolidated Statements of Income for the quarter ended March 31, 2018 under previous revenue and cost recognition guidance as compared to Topic 606 and Topic 340.

Nature of goods and services

The following is a description of principal activities, separated by reportable segments (see Note 11), from which the Company generates its revenues.

Leasing

Leasing revenue represents the results from our leasing programs, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Due to the nature of these activities, they are outside the scope of the guidance of Topic 606, and are recognized under other applicable guidance, including ASC 840, Leases (“Topic 840”).

Fiber Infrastructure

The Fiber Infrastructure segment represents the operations of our fiber business, Uniti Fiber, which provides (i) consumer, enterprise, wholesale and backhaul lit fiber, (ii) e-rate, (iii) small cell, (iv) construction services, (v) dark fiber and (vi) other revenue generating activities.

i.

Consumer, enterprise, wholesale, and backhaul lit fiber fall under the guidance of Topic 606. Revenue is recognized over the life of the contracts in a pattern that reflects the satisfaction of Uniti’s stand-ready obligation to provide lit fiber services. The transaction price is equal to the monthly-recurring charge multiplied by the contract term, plus any non-recurring or variable charges. For each contract, the customer is invoiced monthly.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

ii.

E-rate contracts involve providing lit fiber services to schools and libraries, and is governed by Topic 606. Revenue is recognized over the life of the contract in a pattern that reflects the satisfaction of Uniti’s stand-ready obligation to provide lit fiber services. The transaction price is equal to the monthly-recurring charge multiplied by the contract term, plus any non-recurring or variable charges. For each contract, the customer is invoiced monthly.

iii.

Small cell contracts provide improved network connection to areas that may not require or accommodate a tower. These are smaller units, similar to a telephone pole that are constructed and then leased to the customer. As such, small cell contains five streams of revenue; site development, radio frequency (“RF”) design, dark fiber lease, construction services, and maintenance services. Site development, RF design and construction are each separate services and are considered distinct performance obligations under Topic 606. Dark fiber and associated maintenance services constitute a lease, and as such, they are outside the scope of Topic 606 and are governed by other applicable guidance.

iv.

Construction revenue is generated from contracts to provide various construction services such as equipment installation or the laying of fiber.  Construction revenue is recognized over time as construction activities occur as we are either enhancing a customer’s owned asset or we are constructing an asset with no alternative use to us and we would be entitled to our costs plus a reasonable profit margin if the contract was terminated early by the customer.  We are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.

v.

Dark fiber arrangements represent operating leases under Topic 840 and, is outside the scope of Topic 606.  When (i) a customer makes an advance payment or (ii) a customer is contractually obligated to pay any amounts in advance, which is not deemed a separate performance obligation, deferred leasing revenue is recorded. This leasing revenue is recognized ratably over the expected term of the contract, unless the pattern of service suggests otherwise.

vi.

The Company generates revenues from other services, such as consultation services and equipment sales.  Revenue from the sale of customer premise equipment and modems that are not provided as an essential part of the telecommunications services, including broadband, long distance, and enhanced services is recognized when products are delivered to and accepted by customer. Revenue from customer premise equipment and modems provided as an essential part of the telecommunications services, including broadband, long distance, and enhanced services are recognized over time in a pattern that reflects the satisfaction of the service performance obligation.

Towers

The Towers segment represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate, which we then lease to our customers in the United States and Latin America. Revenue from our towers business qualifies as a lease under Topic 840 and is outside the scope of Topic 606.

Consumer CLEC

The Consumer CLEC segment represents the operations of Talk America Services (“Talk America”) through which we operate the Consumer CLEC Business, which provides local telephone, high-speed internet and long-distance services to customers in the eastern and central United States. Customers are billed monthly for services rendered based on actual usage or contracted amounts. The transaction price is equal to the monthly-recurring charge multiplied by the initial contract term (typically 12 months), plus any non-recurring or variable charges.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended March 31,
(Thousands)	2018	2017(1)
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$33,346	$24,252
Enterprise and wholesale	15,418	3,479
E-Rate and government	14,230	6,951
Other	990	(240)
Fiber Infrastructure	$63,984	$34,442
Consumer CLEC	3,804	4,927
Total revenue from contracts with customers	67,788	39,369
Revenue accounted for under other applicable guidance	179,127	172,104
Total revenue	$246,915	$211,473
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

At March 31, 2018, and January 1, 2018, lease receivables were $7.8 million and $10.9 million, respectively, and receivables from contract with customers were $28.3 million and $31.2 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at January 1, 2018	$2,490	$26,256
Revenue recognized that was included in the contract liability balance at the beginning of the period	-	(2,398)
Increases due to revenue recognized, and not billed during the period	2,795	-
Increases due to cash received, excluding amounts recognized as revenue during the period	-	1,497
Transferred to receivables from contract assets, recognized at the beginning of the period	(2,554)	-
Balance at March 31, 2018	$2,731	$25,355

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract assets primarily relate costs incremental to obtaining contracts and contract liabilities primarily relate to deferred revenue from non-recurring charges.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of March 31, 2018, our future revenues (i.e. transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $700.4 million, of which $624.8 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.9 years, while $75.6 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 4.3 years.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

We exclude from the transaction price any amounts collected from customers for sales taxes and therefore, they are not included in revenue.

Note 4. Business Combinations and Asset Acquisitions

2017 Transactions

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

During the three months ended March 31, 2018, construction was completed on 15 of the towers that were under development at the time of the NMS acquisition. and we acquired the completed towers pursuant to the purchase agreement for approximately $1.0 million.  As of March 31, 2018, we acquired 65 of the 105 towers that were under development at the time of NMS acquisition.

Business Combinations

Southern Light, LLC

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

The above purchase price allocation is considered preliminary and is subject to the resolution of contractual adjustments, such as working capital adjustments, set forth in the merger agreement, which is anticipated to be finalized during the second quarter of 2018.

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

As part of the acquisition, we acquired an intangible asset that was assigned to customer relationships of $160.1 million (15 year life). See Note 8.

Hunt Telecommunications, LLC

On July 3, 2017, we acquired 100% of the outstanding equity of Hunt for $129.3 million in cash and 1.6 million common units in the Operating Partnership with an acquisition date fair value of $41.6 million.  Additional contingent consideration of up to $17 million, with an acquisition date fair value of $16.4 million, may be paid upon the achievement of certain revenue milestones by delivering shares of our common stock. See Note 5.  Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 11.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(thousands)
Property, plant and equipment	$59,682
Cash and cash equivalents	3,181
Accounts receivable	4,906
Other assets	413
Goodwill	96,425
Intangible assets	73,000
Accounts payable, accrued expenses and other liabilities	(3,741)
Deferred revenue	(6,040)
Deferred income taxes	(40,391)
Capital lease obligations	(164)
Total purchase consideration	$187,271

The above purchase price allocation is considered preliminary and is subject to the resolution of contractual adjustments, such as working capital adjustments, set forth in the merger agreement, which is anticipated to be finalized during the second quarter of 2018.

During the first quarter of 2018, the purchase price allocation was adjusted to record certain deferred revenues and accrued liabilities that existed at the date of acquisition. Deferred revenue and accrued liabilities increased $2.2 million and $1.2 million, respectively.

The goodwill arising from the transaction is primarily attributable to the expansion of our fiber network through the complementary nature of Hunt’s fiber network to our existing fiber network, including anticipated incremental sales and cost savings. The goodwill is not expected to be deductible for tax purposes.

As part of the acquisition we acquired an intangible asset that was assigned to customer relationships of $73 million (18 year life). See Note 8.

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

The following table summarizes the fair value of our financial instruments at March 31, 2018 and December 31, 2017:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2018
Assets
Derivative asset	$42,061	$-	$42,061	$-
Total	$42,061	$-	$42,061	$-

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,008,760	$-	$2,008,760	$-
Senior secured notes - 6.00%, due April 15, 2023	528,000	-	528,000	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,051,725	-	1,051,725	-
Senior unsecured notes - 7.125%, due December 15, 2024	542,250	-	542,250	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	299,970	-	299,970	-
Contingent consideration	89,236	-	-	89,236
Total	4,519,941	-	4,430,705	89,236

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2017
Assets
Derivative asset	$6,793	$-	$6,793	$-
Total	$6,793	$-	$6,793	$-

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,011,237	$-	$2,011,237	$-
Senior secured notes - 6.00%, due April 15, 2023	540,375	-	540,375	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,073,925	-	1,073,925	-
Senior unsecured notes - 7.125%, due December 15, 2024	542,250	-	542,250	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	279,972	-	279,972	-
Contingent consideration	105,762	-	-	105,762
Total	$4,553,521	$-	$4,447,759	$105,762

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $4.6 billion at March 31, 2018, with a fair value of $4.4 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets are carried at fair value. See Note 7. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2018, the Company has assessed

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets valuation in Level 2 of the fair value hierarchy.

As part of the acquisition of Hunt on July 3, 2017, we may be obligated to pay contingent consideration (the “Hunt Contingent Consideration”) upon the achievement of certain defined revenue milestones; therefore, we have recorded the estimated fair value of contingent consideration of approximately $10.5 million as of March 31, 2018. See Note 4. In accordance with the Hunt merger agreement, Uniti common shares will be used to satisfy the contingent consideration payment.  The fair value of the Hunt Contingent Consideration at March 31, 2018 was determined using the closing price of our common shares in the active market and the probability of expected declared dividends, and is classified as Level 3.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. We recorded the estimated fair value of future contingent consideration of $78.7 million as of March 31, 2018. The fair value of the contingent consideration as of March 31, 2018, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified as Level 3. During the three months ended March 31, 2018 and 2017, we paid $12.7 million and $18.8 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statement of Income in the period in which the change occurs.  For the three months ended March 31, 2018, there was a $3.9 million decrease in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of Income.

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2017	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	March 31, 2018
Contingent consideration	$105,762	$-	$(3,864)	$(12,662)	$89,236

Note 6. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	March 31, 2018	December 31, 2017
Land	Indefinite	$27,332	$27,110
Building and improvements	3 - 40 years	333,945	333,121
Real property interests	(1)	34,580	34,580
Poles	30 years	244,766	243,710
Fiber	30 years	2,723,670	2,671,216
Equipment	5 - 7 years	208,355	201,490
Copper	20 years	3,677,480	3,656,384
Conduit	30 years	91,210	91,210
Tower assets	20 years	68,155	59,610
Capital lease assets	(1)	92,974	93,465
Other assets	15 - 20 years	10,381	10,232
Corporate assets	3 - 7 years	8,262	7,970
Construction in progress	(1)	124,611	112,489
		7,645,721	7,542,587
Less accumulated depreciation		(4,596,007)	(4,488,698)
Net property, plant and equipment		$3,049,714	$3,053,889
(1) See our Annual Report for property, plant and equipment accounting policies.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Depreciation expense for the three months ended March 31, 2018 and 2017 was $108.2 million and $98.9 million, respectively.

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

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

(Thousands)	Location on Condensed Consolidated Balance Sheet	March 31, 2018	December 31, 2017
Interest rate swaps	Derivative asset	$42,061	$6,793

As of March 31, 2018 and December 31, 2017, all of the interest rate swaps were valued in net unrealized gain positions and recognized as asset balances within the derivative asset balance. For the three months ended March 31, 2018, the amount recorded in other comprehensive income related to the unrealized gain on derivative instruments was $32.7 million. For the three months ended March 31, 2017, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $1.2 million. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three months ended March 31, 2018 and 2017, was $2.6 million and $5.8 million, respectively. For the three months ended March 31, 2018 and 2017, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning April 1, 2018, we estimate that $10.4 million will be reclassified as an increase to interest expense.

Note 8. Goodwill and Intangible Assets and Liabilities

Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2018, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2017	$673,729	$673,729
Goodwill purchase accounting adjustments - See Note 4	3,403	3,403
Goodwill associated with 2018 acquisitions	-	-
Goodwill at March 31, 2018	677,132	677,132

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The carrying value of the intangible assets is as follows:

(Thousands)	March 31, 2018			December 31, 2017
	Cost	Cumulative Translation Adjustment	Accumulated Amortization	Cost	Cumulative Translation Adjustment	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$2,000	$-	$-

Finite life intangible assets:
Customer lists	421,743	-	(51,885)	421,743	-	(46,049)
Tenant contracts	37,386	3,318	(2,158)	37,386	1,141	(1,605)
Network(1)	13,541	1,198	(782)	13,541	410	(581)
Acquired below-market leases	1,509	-	(176)	1,509	-	(138)

Total intangible assets	480,695			477,730
Less: Accumulated amortization	(55,001)			(48,373)
Total intangible assets, net	$425,694			$429,357

Finite life intangible liabilities:
Acquired above-market leases	$3,440	$266	$(432)	$3,440	$15	$(317)

Finite life intangible liabilities:
Acquired above-market leases	3,706			3,455
Less: Accumulated amortization	(432)			(317)
Total intangible liabilities, net(2)	$3,274			$3,138
(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity that currently exists on these towers as of the valuation date.
(2)	Recorded in accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Amortization expense for the three months ended March 31, 2018 and 2017 was $6.5 million and $2.5 million, respectively.

Amortization expense is estimated to be $25.3 million for the full year of 2018, $24.6 million in 2019, $24.0 million in 2020, $23.6 million in 2021, and $23.1 million for 2022.

Note 9. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	March 31, 2018	December 31, 2017
Principal amount	$4,641,617	$4,626,887
Less unamortized discount, premium and debt issuance costs	(138,155)	(144,190)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,503,462	$4,482,697

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018		December 31, 2017
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$2,081,617	(82,998)	$2,086,887	$(87,140)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(8,168)	550,000	(8,508)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(39,122)	1,110,000	(40,467)
Senior unsecured notes - 7.125% due December 15, 2024	600,000	(7,867)	600,000	(8,075)
Senior secured revolving credit facility, variable rate, due April 24, 2020	300,000	-	280,000	-
Total	$4,641,617	$(138,155)	$4,626,887	$(144,190)

At March 31, 2018, notes and other debt included the following: (i) $2.1 billion under the senior secured term loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); (iv) $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes,” and together with the Secured Notes and 2023 Notes, the “Notes”), and (v) $300 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2020 pursuant to the Credit Agreement (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”).

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2018, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed Consolidated Statements of Income. For the three months ended March 31, 2018 and 2017, we recognized $3.6 million and $2.5 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

Note 10. Earnings Per Share

Our time-based restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in FASB ASC 260, Earnings per Share (“ASC 260”).

We also have outstanding performance-based restricted stock units that contain forfeitable rights to receive dividends. Therefore, the awards are considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met.

The earnings per share impact of the Company’s 3% Convertible Preferred Stock, $0.0001 par value (“Series A Shares”), issued in connection with the May 2, 2016 acquisition of PEG Bandwidth, LLC, is calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

settled in shares. The Series A Shares provide Uniti the option to cash or share settle the instrument, and it is our policy to settle the instrument in cash upon conversion.

The Hunt merger agreement provides for the issuance of additional common shares upon the achievement of certain defined revenue milestones. See Note 4. The earnings per share impact of the Hunt Contingent Consideration is calculated under the method described in ASC 260 for the treatment of contingently issuable shares in weighted-average shares outstanding.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
(Thousands, except per share data)	2018	2017
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$1,210	$(20,000)
Less: Income allocated to participating securities	(469)	(387)
Income allocated to participating securities on share settled contingent consideration arrangements	(210)	-
Dividends declared on convertible preferred stock	(656)	(656)
Amortization of discount on convertible preferred stock	(745)	(745)
Net loss attributable to common shares	$(870)	$(21,788)
Denominator:
Basic weighted-average common shares outstanding	174,892	155,184
Basic earnings (loss) per common share	$-	$(0.14)

	Three Months Ended March 31,
(Thousands, except per share data)	2018	2017
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$1,210	$(20,000)
Less: Income allocated to participating securities	(469)	(387)
Dividends declared on convertible preferred stock	(656)	(656)
Amortization of discount on convertible preferred stock	(745)	(745)
Mark-to-market gain on share settled contingent consideration arrangements	(994)	-
Net loss attributable to common shares	$(1,654)	$(21,788)
Denominator:
Basic weighted-average common shares outstanding	174,892	155,184
Contingent consideration (See Note 4)	607	-
Effect of dilutive non-participating securities	-	-
Weighted-average shares for dilutive earnings per common share	175,499	155,184
Dilutive (loss) earnings per common share	$(0.01)	$(0.14)

For the three months ended March 31, 2018, 405,063 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.  For the three months ended March 31, 2017, 382,019 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

Note 11. Segment Information

Our management, including our chief executive officer, who is our chief operating decision maker, manage our operations as four reportable segments in addition to our corporate operations and include:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Leasing: Represents the results from our leasing programs, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis.

Fiber Infrastructure: Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.

Towers: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate, which we then lease to our customers in the United States and Latin America.

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

Selected financial data related to our segments is presented below for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$172,774	$66,967	$3,370	$3,804	$-	$246,915

Adjusted EBITDA	$172,369	$29,195	$(463)	$913	$(5,313)	$196,701
Less:
Interest expense						77,607
Depreciation and amortization	86,744	25,905	1,477	498	97	114,721
Other income						(3,885)
Transaction related costs						5,913
Stock-based compensation						2,210
Income tax benefit						(1,096)
Net income						$1,231

Capital expenditures(1)	$-	$42,647	$9,246	$-	$212	$52,105

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended March 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$170,306	$34,812	$1,428	4,927	$-	$211,473

Adjusted EBITDA	$170,060	$11,567	$(735)	$1,166	$(5,056)	$177,002
Less:
Interest expense						73,365
Depreciation and amortization	86,506	13,221	886	652	96	101,361
Other expense						11,339
Transaction related costs						9,684
Stock-based compensation						1,632
Income tax benefit						(379)
Net loss						$(20,000)

Capital expenditures(1)	$-	$14,502	$72,203	$-	$39	$86,744

(1)Segment capital expenditures represents capital expenditures, NMS asset acquisitions, and ground lease investments as reported in the investing activities section of the Condensed Consolidated Statements of Cash Flows.

Total assets by business segment as of March 31, 2018 and December 31, 2017 are as follows:

(Thousands)	March 31, 2018	December 31, 2017
Leasing	$2,085,311	$2,121,857
Fiber Infrastructure	2,031,646	2,009,175
Towers	176,905	157,180
Consumer CLEC	11,090	10,919
Corporate	58,561	30,951
Total of reportable segments	$4,363,513	$4,330,082

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

Note 13. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Thousands)	2018	2017
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$6,793	$(6,102)
Other comprehensive income (loss) before reclassifications	32,670	(1,247)
Amounts reclassified from accumulated other comprehensive income	2,598	5,813
Balance at end of period	42,061	(1,536)
Less: Other comprehensive income attributable to noncontrolling interest	1,256	-
Balance at end of period attributable to common shareholders	40,805	(1,536)
Foreign currency translation gain (loss):
Balance at beginning of period	1,393	(267)
Translation adjustments	4,565	4,875
Balance at end of period	5,958	4,608
Less: Other comprehensive income attributable to noncontrolling interest	28	-
Balance at end of period attributable to common shareholders	5,930	4,608
Accumulated other comprehensive income at end of period	$46,735	$3,072

Note 14. Subsequent Events

On May 1, 2018, the Company closed on the first tranche of its previously announced sale-leaseback and fiber acquisition from U.S. TelePacific Holding Corp. (“TPx”).  At close, the Company acquired 6,000 fiber strand miles located in Nevada, Texas and Massachusetts, which will be leased back to TPx on a triple net basis.  In addition, the Company acquired and will have exclusive use of, 7,000 fiber strand miles located in Texas.  Total consideration for this tranche was $25 million and was paid with cash on hand.

On May 10, 2018, the Company acquired from CenturyLink 30 long-haul intercity dark fiber routes totaling 11,000 route miles and 270,000 fiber strand miles across 25 states.  This transaction was approved by the U.S. Department of Justice as a condition of the CenturyLink / Level 3 merger, and adds attractive, high demand assets to Uniti Leasing.  Simultaneously with this purchase, the Company executed an anchor tenant lease with a Fortune 100 company for 11% of the fiber strand miles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2018. This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018.

Overview

Company Description

Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”) is an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2018, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

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

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items.  For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 11 to our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant Business Developments

Acquisition and Lease-back of U.S. TelePacific Holding Corp. Fiber Assets. On March 1, 2018, we entered into an agreement to acquire and lease-back fiber assets from privately-held U.S. Telepacific Holding Corp. (“TPx”) for aggregate consideration of $95 million in cash. In the transactions, Uniti will acquire and leaseback to TPx, on a triple-net basis, 38,000 fiber strand miles located across California, Nevada, Texas, and Massachusetts. In addition, Uniti will acquire and have exclusive use of 7,000 fiber strand miles located in Texas, which are adjacent to Uniti Fiber’s southern network footprint. Uniti will also have non-exclusive rights to market, on behalf of TPx, certain of the fiber assets in California and Massachusetts.  On May 1, 2018 we closed on the non-California assets, which included the exclusive use fiber strand miles in Texas, for total cash consideration of $25 million.  The remaining California assets are subject to customary closing conditions and are expected to close in the third quarter of 2018. The initial lease term will be 15 years with five 5-year renewal options at TPx’s discretion. Upon the closing of both transactions, annual cash rent will initially be $8.8 million with a fixed annual escalator of 1.5%.

Dark Fiber Acquisition and Anchor Tenant Lease. On May 10, 2018, the Company acquired from CenturyLink 30 long-haul intercity dark fiber routes totaling 11,000 route miles and 270,000 fiber strand miles across 25 states.  This transaction was approved by the U.S. Department of Justice as a condition of the CenturyLink / Level 3 merger, and adds attractive, high demand assets to Uniti Leasing.  Simultaneously with this purchase, the Company executed an anchor tenant lease with a Fortune 100 company for 11% of the fiber strand miles.

Comparison of the three months ended March 31, 2018 and 2017

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2018		2017
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$172,774	70.0%	$170,306	80.5%
Fiber Infrastructure	66,967	27.1%	34,812	16.5%
Tower	3,370	1.4%	1,428	0.7%
Consumer CLEC	3,804	1.5%	4,927	2.3%
Total revenues	246,915	100.0%	211,473	100.0%
Costs and Expenses:
Interest expense	77,607	31.4%	73,365	34.7%
Depreciation and amortization	114,721	46.5%	101,361	47.9%
General and administrative expense	22,520	9.1%	13,978	6.6%
Operating expense	29,904	12.1%	22,125	10.5%
Transaction related costs	5,913	2.4%	9,684	4.6%
Other (income) expense	(3,885)	(1.6%)	11,339	5.4%
Total costs and expenses	246,780	99.9%	231,852	109.6%
Income (loss) before income taxes	135	0.1%	(20,379)	(9.6%)
Income tax benefit	(1,096)	(0.4%)	(379)	(0.2%)
Net income (loss)	1,231	0.5%	(20,000)	(9.5%)
Net income attributable to noncontrolling interests	21	0.0%	-	-
Net income (loss) available to shareholders	1,210	0.5%	(20,000)	(9.5%)
Participating securities' share in earnings	(679)	(0.3%)	(387)	(0.2%)
Dividends declared on convertible preferred stock	(656)	(0.3%)	(656)	(0.3%)
Amortization of discount on convertible preferred stock	(745)	(0.3%)	(745)	(0.4%)
Net income (loss) attributable to common shareholders	$(870)	(0.4%)	$(21,788)	(10.3%)

The following tables set forth, for the three months ended March 31, 2018 and 2017, revenues and Adjusted EBITDA of our reportable segments:

	Three Months Ended March 31, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$172,774	$66,967	$3,370	$3,804	$-	$246,915

Adjusted EBITDA	$172,369	$29,195	$(463)	$913	$(5,313)	$196,701
Less:
Interest expense						77,607
Depreciation and amortization	86,744	25,905	1,477	498	97	114,721
Other income						(3,885)
Transaction related costs						5,913
Stock-based compensation						2,210
Income tax benefit						(1,096)
Net income						$1,231

	Three Months Ended March 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$170,306	$34,812	$1,428	4,927	$-	$211,473

Adjusted EBITDA	$170,060	$11,567	$(735)	$1,166	$(5,056)	$177,002
Less:
Interest expense						73,365
Depreciation and amortization	86,506	13,221	886	652	96	101,361
Other expense						11,339
Transaction related costs						9,684
Stock-based compensation						1,632
Income tax benefit						(379)
Net loss						$(20,000)

Revenues

Leasing - Leasing revenues are primarily attributable to rental revenue from leasing the Distribution Systems to Windstream Holdings pursuant to the Master Lease.

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

For the three months ended March 31, 2018, we recognized $172.8 million of revenue from rents under the Master Lease, which included $4.3 million of straight-line revenues and $5.1 million of TCI revenue.  For the three months ended March 31, 2017, we recognized $170.3 million of revenues from the Master Lease, which included $4.3 million of straight-line rent revenue, and $2.6 million of TCI revenue.  The increase in TCI revenue is attributable to increased investment by Windstream in TCIs. Windstream invested $47.4 million in TCIs during the three months ended March 31, 2018, an increase from $33.8 million it invested in TCIs during the three months ended March 31, 2017. Since the inception of the Master Lease, Windstream has invested a total of $500.9 million in such improvements.

Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies. Most recently, Windstream is involved in litigation with an entity who acquired certain Windstream debt securities and immediately claimed an “event of default” under such securities relating to our spin-off from Windstream. On December 7, 2017, the entity issued a notice of acceleration to Windstream claiming that the principal amount, along with accrued interest, of such securities was due and payable immediately. Windstream is challenging the matter in federal court and a trial date has been scheduled for July 23, 2018.    If Windstream receives a final, unappealable adverse ruling, an “event of default” would be declared.  An actual “event of default” would trigger cross-default provisions in Windstream’s other debt instruments, including Windstream Services’ existing credit facility, which, in turn, would trigger a default under the Master Lease.  If an adverse outcome occurs with respect to this matter and Windstream does not have the ability to pay under the Master Lease, there could be a material adverse impact to us as disclosed above.

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

Fiber Infrastructure – For the three months ended March 31, 2018 and 2017, we recognized $67.0 million and $34.8 million of revenue, respectively in our Fiber Infrastructure segment.  The increase to Fiber Infrastructure revenue is primarily driven by the timing of the July 3, 2017 acquisitions Southern Light and Hunt.

At March 31, 2018, we had approximately 17,165 customer connections, up from 5,500 customer connections at March 31, 2017. The increase is primarily attributable to the Southern Light and Hunt acquisitions, which added 11,524 connections as of March 31, 2018.

Fiber Infrastructure revenues for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
	2018		2017
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$33,346	49.8%	$24,252	69.7%
Enterprise and wholesale	15,418	23.0%	3,479	10.0%
E-Rate and government	14,230	21.2%	6,951	20.0%
Dark fiber and small cells	2,983	4.5%	371	1.1%
Other services	990	1.5%	(241)	0.7%)
Total Fiber Infrastructure revenues	$66,967	100.0%	$34,812	100.0%

Towers - For the three months ended March 31, 2018, we recognized $3.4 million of revenue in our Towers segment, of which $2.3 million relates to our Latin American operations.  For the three months ended March 31, 2017, we recognized $1.4 million of revenue, of which $1.1 million relates to our Latin American operations.  The increase is primarily driven by revenues associated with our January 31, 2017 acquisition of Network Management Holdings LTD (“NMS”), including the additional 41 towers acquired that were under development at the time of the NMS acquisition.  At March 31, 2018, the Uniti Towers portfolio consisted of 253 wireless communications towers across the Eastern and Central regions in the United States, and 457 wireless communication towers in Latin America, up from 80 wireless communications towers in the United States, and 413 wireless communication towers in Latin America, at March 31, 2017.

Consumer CLEC - For the three months ended March 31, 2018, we recognized $3.8 million of revenue from the Consumer CLEC Business, compared to $4.9 million for the three months ended March 31, 2017. The decrease is due to the effects of competition and customer attrition, as we served 26,750 customers as of March 31, 2018, a 23.1% decrease from 34,800 customers served at March 31, 2017.

Interest Expense

Interest expense for the three months ended March 31, 2018, totaled $77.6 million, which includes non-cash interest expense of $6.0 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the three months ended March 31, 2017 totaled $73.4 million, which includes non-cash interest expense of $5.3 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is primarily related to interest expense on the 2024 Notes of $3.6 million, which were not incurred in the three months ended March 31, 2017.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended March 31, 2018 totaled $114.7 million, which included property, plant and equipment depreciation of $108.2 million and intangible asset amortization of $6.5 million. Charges for depreciation and amortization for the three months ended March 31, 2017 totaled $101.4 million, which included property, plant and equipment depreciation of $93.3 million, corporate asset depreciation of $5.6 million and intangible asset amortization of $2.5 million. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended March 31, 2018, general and administrative costs totaled $22.5 million (9.1% of revenue), which includes $2.2 million of stock-based compensation expense. For the three months ended March 31, 2017, general and administrative costs totaled $14.0 million (6.6% of revenue), which includes $1.6 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt, as Fiber Infrastructure general and administrative expenses for the three months ended March 31, 2018 and 2017, totaled $13.2 million and $5.9 million, respectively.

Operating Expense

Operating expense for the three months ended March 31, 2018, totaled $29.9 million (12.1% of revenue) compared to $22.1 million (10.5% of revenue) for the three months ended March 31, 2017.  Operating expense for our reportable segments for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended March 31,
	2018		2017
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$24,961	10.1%	$17,629	8.3%
Towers	2,053	0.8%	740	0.3%
CLEC	2,890	1.2%	3,756	1.8%
Total operating expenses	$29,904	12.1%	$22,125	10.5%

The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of Southern Light and Hunt.  For the three months ended March 31, 2018, Fiber Infrastructure operating expenses included $5.0 million of construction related expenses, $3.8 million of payroll related expense, $2.9 million of tower rent, $6.3 million of lit service expense and $1.9 million of dark fiber rent.  For the three months ended March 31, 2017, Fiber Infrastructure operating expenses included $3.3 million of payroll related expense, $2.8 million of tower rent, $1.8 million of lit service expense and $1.7 million of maintenance expense.

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended March 31, 2018 totaled $2.1 million (0.9% of revenue) and $0.2 million (0.1% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the three months ended March 31, 2017 totaled $2.8 million (1.4% of revenue) and $0.4 million (0.2% of revenue), respectively.

Other (Income) Expense

We recognized in other (income) expense a $3.9 million (1.6% of revenue) unrealized gain for mark-to-market adjustments on our contingent consideration arrangements for the three months ended March 31, 2018, compared to a $11.3 million (5.4% of revenue) unrealized loss for mark-to-market adjustments on our contingent consideration arrangements for the three months ended March 31, 2017.  The fair value of the contingent consideration arrangement connected to the July 3, 2017 acquisition of Hunt is determined using the closing price of our common shares in the active market, while the fair value of the contingent consideration arrangement in connection to the August 31, 2016 acquisition of Tower Cloud is determined using a discounted cash flow model and probability adjusted estimates of the future earnings.

Income Tax (Benefit) Expense

We recorded a $1.1 million benefit in income tax benefit for the three months ended March 31, 2018, primarily driven by the income tax benefit we recorded in our Fiber Infrastructure segment.

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

We define AFFO as FFO excluding (i) transaction related costs; (ii) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight-line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; (iii) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments and similar items less maintenance capital expenditures. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
(Thousands)	2018	2017
Net income (loss)	$1,231	$(20,000)
Depreciation and amortization	114,721	101,361
Interest expense	77,607	73,365
Income benefit expense	(1,096)	(379)
EBITDA	$192,463	$154,347
Stock based compensation	2,210	1,632
Transaction related costs	5,913	9,684
Other (income) expense	(3,885)	11,339
Adjusted EBITDA	$196,701	$177,002

	Three Months Ended March 31,
(Thousands)	2018	2017
Net loss attributable to common shareholders	$(870)	$(21,788)
Real estate depreciation and amortization	95,577	91,014
Participating securities share in earnings	679	387
Participating securities share in FFO	(679)	(387)
Adjustments for noncontrolling interests	(2,205)	-
FFO attributable to common shareholders	$92,502	$69,226
Transaction related costs	5,913	9,684
Change in fair value of contingent consideration	(3,864)	10,910
Amortization of deferred financing costs and debt discount	6,034	5,265
Stock based compensation	2,210	1,632
Non-real estate depreciation and amortization	19,144	10,347
Straight-line revenues	(4,592)	(3,629)
Maintenance capital expenditures	(1,485)	(536)
Amortization of discount on convertible preferred stock	745	745
Other non-cash (revenue) expense, net	(7,582)	(3,328)
Adjustments for noncontrolling interests	(353)	-
AFFO attributable to common shareholders	$108,672	$100,316

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with SEC on March 1, 2018. As of March 31, 2018, there has been no material change to these estimates.

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

As of March 31, 2018, we had cash and cash equivalents of $56.9 million and $450 million of undrawn borrowing capacity under the Revolving Credit Facility.

Cash provided by operating activities was $156.9 million and $128.2 million for the three months ended March 31, 2018 and 2017, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

Cash used in investing activities was $52.1 million for the three months ended March 31, 2018, which was driven by capital expenditures ($51.1 million), primarily related to our Uniti Fiber and Uniti Towers businesses. Cash used in investing activities was $86.5 million for the three months ended March 31, 2017, which was driven by the acquisition of NMS assets ($64.6 million), ground lease investments ($7.2 million) and capital expenditures ($14.9 million). The increase in capital expenditures is due to network deployments related to our Uniti Fiber and Uniti Towers businesses.

As of March 31, 2018, under the terms of the purchase agreement with NMS, we acquired 65 of the 105 towers, which were under development at the time of the NMS acquisition, for approximately $6.0 million.

Cash used in financing activities was $107.9 million for the three months ended March 31, 2018, which primarily represents the dividend payments ($105.9 million), contingent consideration payments ($12.7 million), principal payments related to the Term Loan Facility ($5.3 million), and distributions paid to noncontrolling interests ($2.5 million), partially offset by net borrowings under the Revolving Credit Facility ($20.0 million). Cash used in financing activities was $145.0 million for the three months ended March 31, 2017, which was driven by dividend payments ($94.1 million), deferred financing costs related to the term loan repricing ($24.4 million), contingent consideration payments ($18.8 million), and principal payments related to the Term Loan Facility ($5.3 million).

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the quarter ended March 31, 2018, no sales were made under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. While we have not used the program to date, we currently intend to utilize the program when we believe the price we can obtain for our common stock is attractive. In addition, our UPREIT structure, enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends. We issued limited partnership interests as part of the acquisition consideration for the recently completed acquisitions of Hunt and Southern Light.

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

Contractual Obligations

As of March 31, 2018, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$342	$2,018	$2,261	$4,642
Interest payments on long-term debt obligations(b)	250	498	460	194	1,402
Operating leases	13	16	7	16	52
Capital Leases	8	15	13	53	89
Network deployment(c)	56	-	-	-	56
Total projected obligations and commitments(d)	$348	$871	$2,498	$2,524	$6,241

(a)	Excludes $138.2 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(d)	Excludes $42.1 million of derivative asset related to interest rate swaps maturing on October 24, 2022.

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

On April 13, 2018, we paid, to shareholders of record as of the close of business on March 30, 2018, a cash dividend on our common stock of $0.60 per share for the period from January 1, 2018 through March 31, 2018.

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

Recent Accounting Guidance

New accounting rules and disclosures can impact our reported results and comparability of our financial statements. These matters are described in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

In August 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and earlier adoption is permitted. We adopted ASU 2017-12 effective January 1, 2018, and there was no material impact on our financial position.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and for partial sales of nonfinancial assets, and is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2017. We adopted ASU 2017-05 effective January 1, 2018, using the modified retrospective approach and there was no material impact on our financial position.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU 2016-15 effective January 1, 2018, and there was no material impact on our financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). This update outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. Topic 606 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements by reviewing its existing operating lease contracts, where we are the lessee and service contracts that may include embedded leases. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right-of-use assets, the extent of the impact of a gross-up is under evaluation. The Company does not anticipate material changes to the recognition of operating lease expense in its Consolidated Statements of Income.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) – Land Easement Practical Expedient for Transition to Topic 842. This standard permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Company's adoption of ASC 842 and that were not previously accounted for as leases under ASC 840. The Company intends to elect this transition provision.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 1, 2018.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	—	$-	—	—
February 1, 2018 to February 28, 2018	16,947	14.95	—	—
March 1, 2018 to March 31, 2018	29,582	15.89	—	—
Total	46,529	$15.55	—	—

(1) The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Communications Sales & Leasing, Inc. 2017 Short Term Incentive Plan**

10.2*	Uniti Group Inc. 2018 Short Term Incentive Plan***

10.3

Uniti Group Inc. 2015 Equity Incentive Plan, as amended and restated effective March 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of March 28, 2018 and filed with the SEC as of March 29. 2018 (File No. 001-36708)).

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
**

This exhibit was originally included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 4, 2017 with confidential treatment granted on a portion of the exhibit. The confidential treatment order expired on April 30, 2018, and the full version of the exhibit is filed herewith.

***	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	May 10, 2018	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 10, 2018	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Chief Accounting Officer (Principal Accounting Officer)