Form 10-Q
period 2018-06-30
Uniti Group Inc.
filed 2018-08-09
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 3, 2018, the registrant had 175,686,990 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the future growth and demand of the telecommunication industry; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding the impact and integration of Hunt Telecommunications, LLC ("Hunt") and Southern Light, LLC ("Southern Light"), including expectations regarding operational synergies with Uniti Towers and Uniti Fiber; expectations regarding settling conversion of our 3% convertible preferred stock in cash upon conversion; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") or Hunt's achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding the reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding the U.S. TelePacific Holdings Corp (“TPx”) and CableSouth Media, LLC (“CableSouth”) transactions; and expectations regarding the payment of dividends.

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

•	the risk that the TPx or CableSouth transaction agreements may be modified or terminated prior to expiration or that the conditions to the TPx or CableSouth transactions may not be satisfied; and
•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Thousands, except par value)	June 30, 2018	December 31, 2017
Assets:
Property, plant and equipment, net	$3,095,805	$3,053,889
Cash and cash equivalents	76,500	59,765
Accounts receivable, net	66,637	43,652
Goodwill	681,175	673,729
Intangible assets, net	416,430	429,357
Straight-line revenue receivable	54,626	47,041
Derivative asset	56,666	6,793
Other assets	23,819	15,856
Total Assets	$4,471,658	$4,330,082
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$83,815	$77,634
Accrued interest payable	28,424	28,684
Deferred revenue	653,787	537,553
Dividends payable	110,312	109,557
Deferred income taxes	55,819	55,478
Capital lease obligations	57,378	56,329
Contingent consideration	92,612	105,762
Notes and other debt, net	4,679,304	4,482,697
Total liabilities	5,761,451	5,453,694

Commitments and contingencies (Note 12)

Convertible preferred stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	85,019	83,530

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 175,029 shares at June 30, 2018 and 174,852 at December 31, 2017	17	17
Additional paid-in capital	645,627	644,328
Accumulated other comprehensive income	56,237	7,821
Distributions in excess of accumulated earnings	(2,174,216)	(1,960,715)
Total Uniti shareholders' deficit	(1,472,335)	(1,308,549)
Noncontrolling interests - operating partnership units	97,523	101,407
Total shareholders' deficit	(1,374,812)	(1,207,142)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$4,471,658	$4,330,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2018	2017	2018	2017
Revenues:
Leasing	$173,885	$170,914	$346,659	$341,220
Fiber Infrastructure	67,389	34,983	134,356	69,795
Tower	2,472	2,455	5,842	3,883
Consumer CLEC	3,583	4,661	7,387	9,588
Total revenues	247,329	213,013	494,244	424,486
Costs and Expenses:
Interest expense	79,385	75,086	156,992	148,451
Depreciation and amortization	114,842	102,599	229,563	203,960
General and administrative expense	20,681	13,503	43,201	27,481
Operating expense (exclusive of depreciation and amortization)	31,522	21,961	61,426	44,086
Transaction related costs	3,789	14,017	9,702	23,701
Other (income) expense	3,349	2,232	(536)	13,571
Total costs and expenses	253,568	229,398	500,348	461,250

Loss before income taxes	(6,239)	(16,385)	(6,104)	(36,764)
Income tax (benefit) expense	(2,646)	75	(3,742)	(304)
Net loss	(3,593)	(16,460)	(2,362)	(36,460)
Net loss attributable to noncontrolling interests	(90)	-	(69)	-
Net loss available to shareholders	(3,503)	(16,460)	(2,293)	(36,460)
Participating securities' share in earnings	(658)	(381)	(1,337)	(768)
Dividends declared on convertible preferred stock	(656)	(656)	(1,312)	(1,312)
Amortization of discount on convertible preferred stock	(745)	(745)	(1,490)	(1,490)
Net loss attributable to common shareholders	$(5,562)	$(18,242)	$(6,432)	$(40,030)

Earnings (loss) per common share:
Basic	$(0.03)	$(0.11)	$(0.04)	$(0.25)
Diluted	$(0.03)	$(0.11)	$(0.04)	$(0.25)

Weighted-average number of common shares outstanding:
Basic	175,011	169,655	174,951	162,460
Diluted	175,011	169,655	174,951	162,460

Dividends declared per common share	$0.60	$0.60	$1.20	$1.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2018	2017	2018	2017
Net loss	$(3,593)	$(16,460)	$(2,362)	$(36,460)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	14,605	(10,695)	49,873	(6,129)
Changes in foreign currency translation	(4,879)	123	(314)	4,998
Other comprehensive income (loss):	9,726	(10,572)	49,559	(1,131)
Comprehensive income (loss)	6,133	(27,032)	47,197	(37,591)
Comprehensive income attributable to noncontrolling interest	134	-	1,074	-
Comprehensive income (loss) attributable to common shareholders	$5,999	$(27,032)	$46,123	$(37,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	-	$-	155,138,637	$15	$141,092	$(6,369)	$(1,537,183)	$-	$(1,402,445)
Net loss	-	-	-	-	-	-	(36,460)	-	(36,460)
Issuance of common stock	-	-	19,528,302	2	517,500	-	-	-	517,502
Amortization of discount of convertible preferred stock	-	-	-	-	(1,490)	-	-	-	(1,490)
Other comprehensive loss	-	-	-	-	-	(1,131)	-	-	(1,131)
Common stock dividends	-	-	-	-	-	-	(199,137)	-	(199,137)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,312)	-	(1,312)
Equity issuance cost	-	-	-	-	(18,525)	-	-	-	(18,525)
Net share settlement	-	-	-	-	(420)	-	(1,274)	-	(1,694)
Stock-based compensation	-	-	145,626	-	3,653	-	-	-	3,653
Balance at June 30, 2017	-	$-	174,812,565	$17	$641,810	$(7,500)	$(1,775,366)	$-	$(1,141,039)

Balance at December 31, 2017	-	$-	174,851,514	$17	$644,328	$7,821	$(1,960,715)	$101,407	$(1,207,142)
Net loss	-	-	-	-	-	-	(2,293)	(69)	(2,362)
Amortization of discount on convertible preferred stock	-	-	-	-	(1,490)	-	-	-	(1,490)
Other comprehensive income	-	-	-	-	-	48,416	-	1,143	49,559
Common stock dividends	-	-	-	-	-	-	(211,486)	-	(211,486)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(4,958)	(4,958)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,312)	-	(1,312)
Net share settlement	-	-	-	-	(1,306)	-	(269)	-	(1,575)
Stock-based compensation	-	-	177,321	-	4,095	-	-	-	4,095
Impact of change in accounting standard	-	-	-	-	-	-	1,859	-	1,859
Balance at June 30, 2018	-	$-	175,028,835	$17	$645,627	$56,237	$(2,174,216)	$97,523	$(1,374,812)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Thousands)	2018	2017
Cash flow from operating activities
Net loss	$(2,362)	$(36,460)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	229,563	203,960
Amortization of deferred financing costs and debt discount	12,147	10,981
Deferred income taxes	(4,257)	(1,607)
Straight-line revenues	(7,400)	(7,248)
Stock-based compensation	4,095	3,653
Change in fair value of contingent consideration	(488)	13,024
Other	1,597	590
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(22,971)	4,468
Other assets	(5,510)	(2,671)
Accounts payable, accrued expenses and other liabilities	26,559	7,712
Net cash provided by operating activities	230,973	196,402
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	-	248
Acquisition of ground lease investments	-	(9,355)
NMS asset acquisitions (Note 4)	(1,154)	(67,924)
Other capital expenditures	(163,467)	(46,234)
Net cash used in investing activities	(164,621)	(123,265)
Cash flow from financing activities
Principal payments on debt	(10,540)	(10,540)
Dividends paid	(212,043)	(188,347)
Payments of contingent consideration	(12,662)	(18,791)
Proceeds from issuance of Notes	-	201,000
Distributions paid to noncontrolling interest	(4,958)	-
Borrowings under revolving credit facility	245,000	360,000
Payments under revolving credit facility	(50,000)	(125,000)
Capital lease payments	(2,738)	(1,345)
Deferred financing costs	-	(25,411)
Common stock issuance, net of costs	-	498,977
Net share settlement	(1,575)	(1,694)
Net cash (used in) provided by financing activities	(49,516)	688,849
Effect of exchange rates on cash and cash equivalents	(101)	356
Net decrease in cash and cash equivalents	16,735	762,342
Cash and cash equivalents at beginning of period	59,765	171,754
Cash and cash equivalents at end of period	$76,500	$934,096
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$15,191	$2,892
Tenant capital improvements	92,190	113,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Delaware in February 2014 and reorganized in the state of Maryland on September 4, 2014. We are an internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. We manage our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  We are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership as of June 30, 2018 and December 31, 2017, respectively.

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

Concentration of Credit Risks—We are party to a Master Lease agreement with from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”) from which substantially all of Uniti’s leasing revenues and operating

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

cash flows are currently derived. Revenue under the Master Lease provided 70.0% and 80.4% of our revenue for the six months ended June 30, 2018 and 2017, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months, and as recently as June 2018. In addition, Windstream is involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to our spin-off from Windstream. On December 7, 2017, the entity issued a notice of acceleration to Windstream claiming that the alleged default had matured into an “event of default” and that the principal amount, along with accrued interest, of such securities was due and payable immediately. Windstream challenged the matter in federal court and a trial was held, in July 2018.  A verdict is expected to be issued during the third quarter of 2018.  If Windstream receives an adverse ruling (and the ruling is not stayed or is final and unappealable), an actual “event of default” would result.  An actual “event of default” would trigger cross-default provisions in Windstream’s other debt instruments, including Windstream Services’ existing credit facility and notes, which, in turn, would trigger a default under the Master Lease.  In addition, Windstream is dependent upon distributions from its subsidiaries to fund its rental payments, and its subsidiaries’ debt instruments generally prohibit such distributions upon any event of default.  If an adverse outcome occurs with respect to this matter and Windstream does not have the ability to pay under the Master Lease, there could be a material adverse impact to us.

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

Income Taxes—The Tax Cuts and Jobs Act (“Tax Bill”) was enacted on December 22, 2017. The Tax Bill reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Consistent with Staff Accounting Bulletin No. 118 issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Bill, the Company provisionally recorded income tax benefit of $17.0 million related to the Tax Bill in the fourth quarter of 2017.  During the second quarter of 2018, the purchase price allocations related to our acquisitions of Hunt Telecommunications, LLC and Southern Light, LLC were adjusted to record additional deferred tax liabilities of $3.2 million and $0.9 million, respectively, that existed as of the acquisition date. These deferred tax liabilities were recorded at the tax rate in effect as of the date of acquisition. Upon enactment of the Tax Bill, the incremental deferred tax liability would have been adjusted to the newly enacted corporate tax rate. This resulted in a decrease to the deferred tax liability and an income tax benefit of $1.3 million recorded for the three months ended June 30, 2018. As of June 30, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Bill.  Future regulatory and rulemaking interpretations or other guidance clarifying provisions of the Tax Bill could affect the Company’s analysis and tax position.

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

Commissions

We previously recognized commission fees related to obtaining a contract as selling expenses when incurred. Under Topic 606 and Topic 340, Other Assets and Deferred Costs, when they are incremental, expected to be recovered, we capitalize those commission fees as costs of obtaining a contract and amortize them consistently with the pattern of transfer of the product or service to which the asset relates. These costs are included in general and administrative expense on the Condensed Consolidated Statements of Income.  These deferred balances were $3.7 million and $2.5 million at June 30, 2018 and January 1, 2018, respectively, and included in Other Assets on the Condensed Consolidated Balance Sheets; Other Assets would have been lower by those amounts under revenue recognition and cost guidance applicable to us prior to the adoption of Topic 606 and Topic 340.  For the three and six months ended June 30, 2018, the impact to costs as a result of applying Topic 606 was a decrease of $0.8 million and $1.2 million, respectively, as compared to what the general and administrative expense would have been under previous revenue and cost recognition guidance.  There would have been no other differences in our Condensed Consolidated Balance Sheet as of June 30, 2018 or Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 under previous revenue and cost recognition guidance as compared to Topic 606 and Topic 340.

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

iii.

Small cell contracts provide improved network connection to areas that may not require or accommodate a tower. Small cell arrangements typically contain five streams of revenue; site development, radio frequency (“RF”) design, dark fiber lease, construction services, and maintenance services. Site development, RF design and construction are each separate services and are considered distinct performance obligations under Topic 606. Dark fiber and associated maintenance

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

services constitute a lease, and as such, they are outside the scope of Topic 606 and are governed by other applicable guidance.
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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2018	2017(1)	2018	2017(1)
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$33,474	$24,296	$66,820	$48,548
Enterprise and wholesale	15,562	3,442	30,980	6,921
E-Rate and government	14,157	6,798	28,387	13,749
Other	878	(38)	1,868	(278)
Fiber Infrastructure	$64,071	$34,498	$128,055	$68,940
Consumer CLEC	3,583	4,661	7,387	9,588
Total revenue from contracts with customers	67,654	39,159	135,442	78,528
Revenue accounted for under other applicable guidance	179,675	173,854	358,802	345,958
Total revenue	$247,329	$213,013	$494,244	$424,486

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

At June 30, 2018, and January 1, 2018, lease receivables were $32.3 million and $10.9 million, respectively, and receivables from contract with customers were $32.9 million and $31.2 million, respectively.

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

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at January 1, 2018	$2,490	$26,256
Revenue recognized that was included in the contract liability balance at the beginning of the period	-	(4,575)
Increases due to revenue recognized, and not billed during the period	6,424	-
Increases due to cash received, excluding amounts recognized as revenue during the period	-	2,613
Transferred to receivables from contract assets, recognized at the beginning of the period	(5,857)	-
Balance at June 30, 2018	$3,057	$24,294

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract assets primarily relate costs incremental to obtaining contracts and contract liabilities primarily relate to deferred revenue from non-recurring charges.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of June 30, 2018, our future revenues (i.e. transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $678.3 million, of which $600.3 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.8 years, while $78.0 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 4.3 years.

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

During the six months ended June 30, 2018, construction was completed on 16 of the towers that were under development at the time of the NMS acquisition and we acquired the completed towers pursuant to the purchase agreement for approximately $1.2 million.  As of June 30, 2018, we acquired 66 of the 105 towers that were under development at the time of NMS acquisition.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(thousands)
Property, plant and equipment	$279,467
Cash and cash equivalents	1,992
Accounts receivable	11,139
Other assets	1,287
Goodwill	319,508
Intangible assets	160,100
Accounts payable, accrued expenses and other liabilities	(19,846)
Deferred revenue	(38,134)
Deferred income taxes	(9,892)
Capital lease obligations	(3,189)
Total purchase consideration	$702,432

During the second quarter of 2018, the purchase price allocation was adjusted to record $0.9 million of deferred tax labilities that existed at the date of acquisition.

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

(thousands)
Property, plant and equipment	$59,682
Cash and cash equivalents	3,181
Accounts receivable	4,906
Other assets	413
Goodwill	99,580
Intangible assets	73,000
Accounts payable, accrued expenses and other liabilities	(3,741)
Deferred revenue	(6,036)
Deferred income taxes	(43,550)
Capital lease obligations	(164)
Total purchase consideration	$187,271

During the first quarter of 2018, the purchase price allocation was adjusted to record certain deferred revenues and accrued liabilities that existed at the date of acquisition. Deferred revenue and accrued liabilities increased $2.2 million and $1.2 million, respectively.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

During the second quarter of 2018, the purchase price allocation was adjusted to record $3.2 million of deferred tax labilities that existed at the date of acquisition.

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

The following table summarizes the fair value of our financial instruments at June 30, 2018 and December 31, 2017:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2018
Assets
Derivative asset	$56,666	$-	$56,666	$-
Total	$56,666	$-	$56,666	$-

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,982,912	$-	$1,982,912	$-
Senior secured notes - 6.00%, due April 15, 2023	524,563	-	524,563	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,054,500	-	1,054,500	-
Senior unsecured notes - 7.125%, due December 15, 2024	547,500	-	547,500	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	474,953	-	474,953	-
Contingent consideration	92,612	-	-	92,612
Total	4,677,040	-	4,584,428	92,612

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2017
Assets
Derivative asset	$6,793	$-	$6,793	$-
Total	$6,793	$-	$6,793	$-

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,011,237	$-	$2,011,237	$-
Senior secured notes - 6.00%, due April 15, 2023	540,375	-	540,375	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,073,925	-	1,073,925	-
Senior unsecured notes - 7.125%, due December 15, 2024	542,250	-	542,250	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	279,972	-	279,972	-
Contingent consideration	105,762	-	-	105,762
Total	$4,553,521	$-	$4,447,759	$105,762

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $4.81 billion at June 30, 2018, with a fair value of $4.58 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets are carried at fair value. See Note 7. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets valuation in Level 2 of the fair value hierarchy.

As part of the acquisition of Hunt on July 3, 2017, we may be obligated to pay contingent consideration (the “Hunt Contingent Consideration”) upon the achievement of certain defined revenue milestones; therefore, we have recorded the estimated fair value of contingent consideration of approximately $12.9 million as of June 30, 2018. See Note 4. In accordance with the Hunt merger agreement, Uniti common shares will be used to satisfy the contingent consideration payment.  The fair value of the Hunt Contingent Consideration at June 30, 2018 was determined using the closing price of our common shares in the active market and the probability of expected declared dividends, and is classified as Level 3.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. We recorded the estimated fair value of future contingent consideration of $79.7 million as of June 30, 2018. The fair value of the contingent consideration as of June 30, 2018, was determined using a discounted cash flow model and probability adjusted estimates of the future earnings and is classified as Level 3. During the six months ended June 30, 2018 and 2017, we paid $12.7 million and $18.8 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statement of Income in the period in which the change occurs.  For the three and six months ended June 30, 2018, there was a $3.4 million increase and $0.5 million decrease, respectively, in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of Income.

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2017	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	June 30, 2018
Contingent consideration	$105,762	$-	$(488)	$(12,662)	$92,612

Note 6. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	June 30, 2018	December 31, 2017
Land	Indefinite	$27,006	$27,110
Building and improvements	3 - 40 years	334,051	333,121
Real property interests	(1)	34,997	34,580
Poles	30 years	246,142	243,710
Fiber	30 years	2,800,022	2,671,216
Equipment	5 - 7 years	225,822	201,490
Copper	20 years	3,697,150	3,656,384
Conduit	30 years	89,692	91,210
Tower assets	20 years	78,800	59,610
Capital lease assets	(1)	121,661	93,465
Other assets	15 - 20 years	10,576	10,232
Corporate assets	3 - 7 years	5,623	7,970
Construction in progress	(1)	125,647	112,489
		7,797,189	7,542,587
Less accumulated depreciation		(4,701,384)	(4,488,698)
Net property, plant and equipment		$3,095,805	$3,053,889
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three and six months ended June 30, 2018 was $108.7 million and $216.9 million, respectively.

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

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.08 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%. The Company does not currently have any master netting arrangements related to its derivative contracts.

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Location on Condensed Consolidated Balance Sheet	June 30, 2018	December 31, 2017
Interest rate swaps	Derivative asset	$56,666	$6,793

As of June 30, 2018 and December 31, 2017, all of the interest rate swaps were valued in net unrealized gain positions and recognized as asset balances within the derivative asset balance. For the three and six months ended June 30, 2018, the amount recorded in other comprehensive income related to the unrealized gain on derivative instruments was $13.6 million and $46.3 million, respectively. For the three and six months ended June 30, 2017, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $16.5 million and $17.7 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2018, was $1.0 million and $3.6 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017, was $5.8 million and $11.6 million, respectively. For the three and six months ended June 30, 2018 and 2017, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning July 1, 2018, we estimate that $3.8 million will be reclassified as an increase to interest expense.

Note 8. Goodwill and Intangible Assets and Liabilities

Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2018, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2017	$673,729	$673,729
Goodwill purchase accounting adjustments - See Note 4	7,446	7,446
Goodwill associated with 2018 acquisitions	-	-
Goodwill at June 30, 2018	681,175	681,175

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The carrying value of the intangible assets is as follows:

(Thousands)	June 30, 2018			December 31, 2017
	Original Cost	Cumulative Translation Adjustment	Accumulated Amortization	Original Cost	Cumulative Translation Adjustment	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$2,000	$-	$-

Finite life intangible assets:
Customer lists	421,743	-	(57,603)	421,743	-	(46,049)
Tenant contracts	37,386	1,060	(2,476)	37,386	1,141	(1,605)
Network(1)	13,541	380	(896)	13,541	410	(581)
Acquired below-market leases	1,509	-	(214)	1,509	-	(138)

Total intangible assets	477,619			477,730
Less: Accumulated amortization	(61,189)			(48,373)
Total intangible assets, net	$416,430			$429,357

Finite life intangible liabilities:
Acquired above-market leases	$3,440	$47	$(494)	$3,440	$15	$(317)

Finite life intangible liabilities:
Acquired above-market leases	3,487			3,455
Less: Accumulated amortization	(494)			(317)
Total intangible liabilities, net(2)	$2,993			$3,138
(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity that currently exists on these towers as of the valuation date.
(2)	Recorded in accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Amortization expense for the three and six months ended June 30, 2018 was $6.2 million and $12.7 million, respectively. Amortization expense for the three and six months ended June 30, 2017 was $2.8 million and $5.3 million, respectively.

Amortization expense is estimated to be $25.2 million for the full year of 2018, $24.4 million in 2019, $23.9 million in 2020, $23.5 million in 2021, and $23.0 million for 2022.

Note 9. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	June 30, 2018	December 31, 2017
Principal amount	$4,811,347	$4,626,887
Less unamortized discount, premium and debt issuance costs	(132,043)	(144,190)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,679,304	$4,482,697

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018		December 31, 2017
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$2,076,347	(78,818)	$2,086,887	$(87,140)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(7,823)	550,000	(8,508)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(37,746)	1,110,000	(40,467)
Senior unsecured notes - 7.125% due December 15, 2024	600,000	(7,656)	600,000	(8,075)
Senior secured revolving credit facility, variable rate, due April 24, 2020	475,000	-	280,000	-
Total	$4,811,347	$(132,043)	$4,626,887	$(144,190)

At June 30, 2018, notes and other debt included the following: (i) $2.1 billion under the senior secured term loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); (iv) $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes,” and together with the Secured Notes and 2023 Notes, the “Notes”), and (v) $475 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2020 pursuant to the Credit Agreement (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”).

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2018, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2018, we recognized $3.7 million and $7.3 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.   For the three and six months ended June 30, 2017, we recognized $2.6 million and $5.1 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2018	2017	2018	2017
Basic earnings per share:
Numerator:
Net loss available to shareholders	$(3,503)	$(16,460)	$(2,293)	$(36,460)
Less: Income allocated to participating securities	(400)	(381)	(869)	(768)
Income allocated to participating securities on share settled contingent consideration arrangements	(258)	-	(468)	-
Dividends declared on convertible preferred stock	(656)	(656)	(1,312)	(1,312)
Amortization of discount on convertible preferred stock	(745)	(745)	(1,490)	(1,490)
Net loss attributable to common shares	$(5,562)	$(18,242)	$(6,432)	$(40,030)
Denominator:
Basic weighted-average common shares outstanding	175,011	169,655	174,951	162,460
Basic earnings (loss) per common share	$(0.03)	$(0.11)	$(0.04)	$(0.25)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2018	2017	2018	2017
Diluted earnings per share:
Numerator:
Net loss available to shareholders	$(3,503)	$(16,460)	$(2,293)	$(36,460)
Less: Income allocated to participating securities	(400)	(381)	(869)	(768)
Income allocated to participating securities on share settled contingent consideration arrangements	(258)	-	(468)	-
Dividends declared on convertible preferred stock	(656)	(656)	(1,312)	(1,312)
Amortization of discount on convertible preferred stock	(745)	(745)	(1,490)	(1,490)
Net loss attributable to common shares	$(5,562)	$(18,242)	$(6,432)	$(40,030)
Denominator:
Basic weighted-average common shares outstanding	175,011	169,655	174,951	162,460
Contingent consideration (See Note 4)	-	-	-	-
Effect of dilutive non-participating securities	-	-	-	-
Weighted-average shares for dilutive earnings per common share	175,011	169,655	174,951	162,460
Dilutive (loss) earnings per common share	$(0.03)	$(0.11)	$(0.04)	$(0.25)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

For the three and six months ended June 30, 2018, 563,492 non-participating securities and 619,581 potential common shares related to Hunt Contingent Consideration were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.  For the three and six months ended June 30, 2017, 295,837 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

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

Selected financial data related to our segments is presented below for the three and six months ended June 30, 2018 and 2017:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended June 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$173,885	$67,389	$2,472	$3,583	$-	$247,329

Adjusted EBITDA	$173,356	$29,405	$(1,167)	$928	$(5,511)	$197,011
Less:
Interest expense						79,385
Depreciation and amortization	86,454	26,244	1,575	499	70	114,842
Other income						3,349
Transaction related costs						3,789
Stock-based compensation						1,885
Income tax benefit						(2,646)
Net loss						$(3,593)

	Three Months Ended June 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$170,914	$34,983	$2,455	4,661	$-	$213,013

Adjusted EBITDA	$170,528	$12,618	$(242)	$1,323	$(4,657)	$179,570
Less:
Interest expense						75,086
Depreciation and amortization	87,213	13,346	1,292	652	96	102,599
Other expense						2,232
Transaction related costs						14,017
Stock-based compensation						2,021
Income tax expense						75
Net loss						$(16,460)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Six Months Ended June 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$346,659	$134,356	$5,842	$7,387	$-	$494,244

Adjusted EBITDA	$345,725	$58,600	$(1,630)	$1,841	$(10,824)	$393,712
Less:
Interest expense						156,992
Depreciation and amortization	173,198	52,149	3,052	997	167	229,563
Other expense						(536)
Transaction related costs						9,702
Stock-based compensation						4,095
Income tax benefit						(3,742)
Net loss						$(2,362)

	Six Months Ended June 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$341,220	$69,795	$3,883	9,588	$-	$424,486

Adjusted EBITDA	$340,588	$24,185	$(977)	$2,489	$(9,713)	$356,572
Less:
Interest expense						148,451
Depreciation and amortization	173,719	26,567	2,178	1,304	192	203,960
Other expense						13,571
Transaction related costs						23,701
Stock-based compensation						3,653
Income tax benefit						(304)
Net loss						$(36,460)

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

Note 13. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the six months ended June 30, 2018:

	Six Months Ended June 30,
(Thousands)	2018	2017
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period attributable to common shareholders	$6,351	$(6,102)
Other comprehensive income (loss) before reclassifications	46,317	(17,714)
Amounts reclassified from accumulated other comprehensive income	3,556	11,585
Balance at end of period	56,224	(12,231)
Less: Other comprehensive income attributable to noncontrolling interest	1,150	-
Balance at end of period attributable to common shareholders	55,074	(12,231)
Foreign currency translation gain (loss):
Balance at beginning of period attributable to common shareholders	1,470	(267)
Translation adjustments	(314)	4,998
Balance at end of period	1,156	4,731
Less: Other comprehensive income attributable to noncontrolling interest	(7)	-
Balance at end of period attributable to common shareholders	1,163	4,731
Accumulated other comprehensive income at end of period	$56,237	$(7,500)

Note 14. Subsequent Events

During August 2018, we entered into an agreement to acquire fiber assets from CableSouth Media, LLC (“CableSouth”) for cash consideration of $31 million. In the transaction, Uniti will acquire 607 route miles or approximately 43,000 fiber strand miles located across Arkansas, Louisiana and Mississippi. Upon closing, the Company will enter into an agreement with CableSouth to lease-back 34,000 fiber strand miles on a triple-net basis. Uniti will have exclusive use of 9,000 fiber strand miles, which are adjacent to Uniti Fiber’s southern network footprint. The transaction is subject to certain closing conditions and is expected to close in the third quarter of 2018. The initial lease term will be 20 years with four 5-year renewal options at CableSouth’s discretion. Annual cash rent will initially be $2.9 million with a fixed annual escalator of 2.0%.

During August 2018, the Company executed a lease agreement with a national multiple system operator (“MSO”) on existing Uniti Leasing fiber.  The lease term will be 20 years covering approximately 9,900 route miles or 41,000 fiber strand miles.  Annual revenue related to this agreement will be approximately $5 million.  The transaction is subject to certain closing conditions and is expected to close in the fourth quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2018. This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018.

Overview

Company Description

Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”) is an independent, internally-managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2018, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

We expect to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including, (i) sale leaseback transactions, whereby we acquire existing infrastructure assets from third parties, including communication service providers, and lease them back on a long-term triple-net basis; (ii) whole company acquisitions, which may include the use of one or more TRSs that are permitted under the tax laws to acquire and operate non-REIT businesses and assets subject to certain limitations; (iii) capital investment financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iv) mergers and acquisitions financing, whereby we facilitate mergers and acquisition transactions as a capital partner.

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

Corporate Operations: Represents our corporate and centrally managed functions. Certain costs and expenses, primarily related to headcount, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

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

Significant Business Developments

Acquisition and Lease-back of CableSouth Media, LLC Fiber Assets. During August 2018, we entered into an agreement to acquire fiber assets from CableSouth Media, LLC (“CableSouth”) for cash consideration of $31 million. In the transaction, Uniti will acquire 607 route miles or approximately 43,000 fiber strand miles located across Arkansas, Louisiana and Mississippi. Upon closing, the Company will enter into an agreement with CableSouth to lease-back 34,000 fiber strand miles on a triple-net basis. Uniti will have exclusive use of 9,000 fiber strand miles, which are adjacent to Uniti Fiber’s southern network footprint. The transaction is subject to certain closing conditions and is expected to close in the third quarter of 2018. The initial lease term will be 20 years with four 5-year renewal options at CableSouth’s discretion. Annual cash rent will initially be $2.9 million with a fixed annual escalator of 2.0%. The Company expects to fund the acquisition of fiber assets through borrowings on its revolving credit facility.

IRS Private Letter Ruling. During July 2018, we received a favorable private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”) in connection with our request for guidance to clarify the treatment of income the Company receives from certain communication infrastructure assets.  In the PLR, the IRS addressed and favorable ruled that the revenues generated from certain communication infrastructure assets that presently are part of our TRSs would be considered rent from real property.

Dark Fiber Acquisition and Anchor Tenant Lease. On May 10, 2018, the Company acquired from CenturyLink, Inc. 30 long-haul intercity dark fiber routes totaling 11,000 route miles and 270,000 fiber strand miles across 25 states.  This transaction was approved by the U.S. Department of Justice as a condition of the merger between CenturyLink, Inc. and Level 3 Communications, Inc., and adds attractive, high demand assets to Uniti Leasing.  Simultaneously with this purchase, the Company executed an anchor tenant lease with a Fortune 100 company for 11% of the fiber strand miles.  During August 2018, the Company executed a lease agreement with a national multiple system operator (“MSO”) on existing Uniti Leasing fiber.  The lease term will be 20 years covering approximately 9,900 route miles or 41,000 fiber strand miles.  Annual revenue related to this agreement will be approximately $5 million.  The transaction is subject to certain closing conditions and is expected to close in the fourth quarter of 2018.

Acquisition and Lease-back of U.S. TelePacific Holding Corp. Fiber Assets. On May 1, 2018, we closed on the non-California assets of the previously announced acquisition and lease-back of U.S. Telepacific Holding Corp. (“TPx”) fiber assets, which included the exclusive use fiber strand miles in Texas, for total cash consideration of $25 million.  The remaining California assets are subject to customary closing conditions and are expected to close in the fourth quarter of 2018. The initial lease term will be 15 years with five 5-year renewal options at TPx’s discretion. Upon the closing of both transactions, annual cash rent will initially be $8.8 million with a fixed annual escalator of 1.5%.

Comparison of the three months ended June 30, 2018 and 2017

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended June 30,
	2018		2017
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$173,885	70.3%	$170,914	80.2%
Fiber Infrastructure	67,389	27.2%	34,983	16.4%
Tower	2,472	1.0%	2,455	1.2%
Consumer CLEC	3,583	1.5%	4,661	2.2%
Total revenues	247,329	100.0%	213,013	100.0%
Costs and Expenses:
Interest expense	79,385	32.1%	75,086	35.2%
Depreciation and amortization	114,842	46.4%	102,599	48.2%
General and administrative expense	20,681	8.4%	13,503	6.3%
Operating expense	31,522	12.7%	21,961	10.3%
Transaction related costs	3,789	1.5%	14,017	6.6%
Other (income) expense	3,349	1.4%	2,232	1.0%
Total costs and expenses	253,568	102.5%	229,398	107.7%
Loss before income taxes	(6,239)	(2.5%)	(16,385)	(7.7%)
Income tax (benefit) expense	(2,646)	(1.1%)	75	0.0%
Net loss	(3,593)	(1.4%)	(16,460)	(7.7%)
Net loss attributable to noncontrolling interests	(90)	(0.0%)	-	-
Net loss available to shareholders	(3,503)	(1.4%)	(16,460)	(7.7%)
Participating securities' share in earnings	(658)	(0.3%)	(381)	(0.2%)
Dividends declared on convertible preferred stock	(656)	(0.2%)	(656)	(0.3%)
Amortization of discount on convertible preferred stock	(745)	(0.3%)	(745)	(0.3%)
Net loss attributable to common shareholders	$(5,562)	(2.2%)	$(18,242)	(8.6%)

The following tables set forth, for the three months ended June 30, 2018 and 2017, revenues and Adjusted EBITDA of our reportable segments:

	Three Months Ended June 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$173,885	$67,389	$2,472	$3,583	$-	$247,329

Adjusted EBITDA	$173,356	$29,405	$(1,167)	$928	$(5,511)	$197,011
Less:
Interest expense						79,385
Depreciation and amortization	86,454	26,244	1,575	499	70	114,842
Other income						3,349
Transaction related costs						3,789
Stock-based compensation						1,885
Income tax benefit						(2,646)
Net loss						$(3,593)

	Three Months Ended June 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$170,914	$34,983	$2,455	4,661	$-	$213,013

Adjusted EBITDA	$170,528	$12,618	$(242)	$1,323	$(4,657)	$179,570
Less:
Interest expense						75,086
Depreciation and amortization	87,213	13,346	1,292	652	96	102,599
Other expense						2,232
Transaction related costs						14,017
Stock-based compensation						2,021
Income tax expense						75
Net loss						$(16,460)

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

For the three months ended June 30, 2018, we recognized $173.3 million of revenue from rents under the Master Lease, which included $3.8 million of straight-line revenues and $5.6 million of TCI revenue.  For the three months ended June 30, 2017, we recognized $170.9 million of revenues from the Master Lease, which included $4.3 million of straight-line rent revenue, and $3.2 million of TCI revenue.  The increase in TCI revenue is attributable to increased investment by Windstream in TCIs. Windstream invested $44.8 million in TCIs during the three months ended June 30, 2018, a decrease from $80.0 million it invested in TCIs during the three months ended June 30, 2017. Since the inception of the Master Lease, Windstream has invested a total of $545.7 million in such improvements.

Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could  be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months, and as recently as June 2018. In addition, Windstream is involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default under such securities relating to our spin-off from Windstream. On December 7, 2017, the entity issued a notice of acceleration to Windstream claiming that the alleged default had matured into an “event of default” and that the principal amount, along with accrued interest, of such securities was due and payable immediately. Windstream challenged the matter in federal court and a trial was held in July 2018.  A verdict is expected to be issued during the third quarter of 2018.  If Windstream receives an adverse ruling (and the ruling is not stayed or is final and unappealable), an actual “event of default” would result.  An actual “event of default” would trigger cross-default provisions in Windstream’s other debt instruments, including Windstream Services’ existing credit facility and all of its other notes, which, in turn, would trigger a default under the Master Lease.  In addition, Windstream is dependent upon distributions from its subsidiaries to fund its rental payments, and its subsidiaries’ debt instruments generally prohibit such distributions upon any event of default.  If an adverse outcome occurs with respect to this matter and Windstream does not have the ability and/or intent to pay under the Master Lease, there could be a material adverse impact to us.

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

At June 30, 2018, Uniti Leasing had 3.9 million fiber strand miles, of which 3.6 million fiber strand miles were under long-term exclusive triple-net leases.

Fiber Infrastructure – For the three months ended June 30, 2018 and 2017, we recognized $67.4 million and $35.0 million of revenue, respectively, in our Fiber Infrastructure segment.  The increase to Fiber Infrastructure revenue is primarily driven by the timing of the July 3, 2017 acquisitions of Southern Light and Hunt.

At June 30, 2018, we had approximately 17,559 customer connections, up from 5,600 customer connections at June 30, 2017. The increase is primarily attributable to the Southern Light and Hunt acquisitions, which added 11,845 connections as of June 30, 2018.

Fiber Infrastructure revenues for the three months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30,
	2018		2017
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$33,474	49.7%	$24,296	69.5%
Enterprise and wholesale	15,562	23.1%	3,442	9.8%
E-Rate and government	14,157	21.0%	6,798	19.4%
Dark fiber and small cells	3,318	4.9%	485	1.4%
Other services	878	1.3%	(38)	(0.1%)
Total Fiber Infrastructure revenues	$67,389	100.0%	$34,983	100.0%

Towers - For the three months ended June 30, 2018, we recognized $2.5 million of revenue in our Towers segment, of which $2.2 million relates to our Latin American operations and included a non-recurring charge of $1.1 million related to the accounting of straight line rents in our U.S. operations.  For the three months ended June 30, 2017, we recognized $2.5 million of revenue, of which $2.0 million related to our Latin American operations.  At June 30, 2018, the Uniti Towers portfolio consisted of 305 wireless communications towers across the Eastern and Central regions in the United States, and 462 wireless communication towers in Latin America, up from 81 wireless communications towers in the United States, and 429 wireless communication towers in Latin America, at June 30, 2017.

Consumer CLEC - For the three months ended June 30, 2018, we recognized $3.6 million of revenue from the Consumer CLEC Business, compared to $4.7 million for the three months ended June 30, 2017. The decrease is due to the effects of competition and customer attrition, as we served 25,100 customers as of June 30, 2018, a 24.2% decrease from 33,100 customers served at June 30, 2017.

Interest Expense

Interest expense for the three months ended June 30, 2018, totaled $79.4 million, which includes non-cash interest expense of $6.1 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the three months ended June 30, 2017 totaled $75.1 million, which includes non-cash interest expense of $5.7 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is related to an increase of interest expense incurred on the revolving credit facility of

$2.8 million due to increased borrowings and LIBOR rates compared to the prior year, and interest expense on the 2024 Notes of $1.5 million, which were not incurred in the three months ended June 30,2017.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended June 30, 2018 totaled $114.8 million, which included property, plant and equipment depreciation of $108.6 million and intangible asset amortization of $6.2 million. Charges for depreciation and amortization for the three months ended June 30, 2017 totaled $102.6 million, which included property, plant and equipment depreciation of $99.8 million and intangible asset amortization of $2.8 million. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended June 30, 2018, general and administrative costs totaled $20.7 million (8.4% of revenue), which includes $1.9 million of stock-based compensation expense. For the three months ended June 30, 2017, general and administrative costs totaled $13.5 million (6.3% of revenue), which includes $2.0 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt, as Fiber Infrastructure general and administrative expenses for the three months ended June 30, 2018 and 2017, totaled $11.7 million and $5.4 million, respectively.

Operating Expense

Operating expense for the three months ended June 30, 2018, totaled $31.5 million (12.7% of revenue) compared to $22.0 million (10.3% of revenue) for the three months ended June 30, 2017.  Operating expense for our reportable segments for the three months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended June 30,
	2018		2017
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$26,534	10.7%	$17,334	8.1%
Towers	2,167	0.9%	1,285	0.6%
CLEC	2,655	1.0%	3,342	1.6%
Leasing	166	0.1%	-	0.0%
Total operating expenses	$31,522	12.7%	$21,961	10.3%

The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of Southern Light and Hunt.  For the three months ended June 30, 2018, Fiber Infrastructure operating expenses included $4.4 million of construction related expenses, $4.9 million of payroll related expense, $2.9 million of tower rent, $6.4 million of lit service expense and $1.9 million of dark fiber rent.  For the three months ended June 30, 2017, Fiber Infrastructure operating expenses included $2.0 million of payroll related expense, $2.6 million of tower rent, $1.8 million of lit service expense and $1.7 million of dark fiber rent expense.

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended June 30, 2018 totaled $2.0 million (0.8% of revenue) and $0.2 million (0.08% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the three months ended June 30, 2017 totaled $2.6 million (1.2% of revenue) and $0.4 million (0.2% of revenue), respectively.

Other (Income) Expense

We recognized in other (income) expense a $3.4 million (1.4% of revenue) unrealized loss for mark-to-market adjustments on our contingent consideration arrangements for the three months ended June 30, 2018, compared to a $2.1 million (1.0% of revenue)

unrealized loss for mark-to-market adjustments on our contingent consideration arrangements for the three months ended June 30, 2017.  The fair value of the contingent consideration arrangement connected to the July 3, 2017 acquisition of Hunt is determined using the closing price of our common shares in the active market, while the fair value of the contingent consideration arrangement in connection to the August 31, 2016 acquisition of Tower Cloud is determined using a discounted cash flow model and probability adjusted estimates of the future earnings.

Income Tax (Benefit) Expense

We recorded a $2.6 million income tax benefit for the three months ended June 30, 2018, $1.3 million of which relates to the impact of the reduction in the corporate tax rate under the Tax Bill on purchase price allocation adjustments recorded during the three months ended June 30, 2018 and the remainder of which is primarily driven by pre-tax loss in our Fiber Infrastructure segment.

Comparison of the six months ended June 30, 2018 and 2017

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Six Months Ended June 30,
	2018		2017
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$346,659	70.1%	$341,220	80.4%
Fiber Infrastructure	134,356	27.2%	69,795	16.4%
Tower	5,842	1.2%	3,883	0.9%
Consumer CLEC	7,387	1.5%	9,588	2.3%
Total revenues	494,244	100.0%	424,486	100.0%
Costs and Expenses:
Interest expense	156,992	31.8%	148,451	35.0%
Depreciation and amortization	229,563	46.4%	203,960	48.0%
General and administrative expense	43,201	8.7%	27,481	6.5%
Operating expense	61,426	12.4%	44,086	10.4%
Transaction related costs	9,702	2.0%	23,701	5.6%
Other expense	(536)	(0.1%)	13,571	3.2%
Total costs and expenses	500,348	101.2%	461,250	108.7%
Loss before income taxes	(6,104)	(1.2%)	(36,764)	(8.7%)
Income tax benefit	(3,742)	(0.7%)	(304)	(0.1%)
Net loss	(2,362)	(0.5%)	(36,460)	(8.6%)
Net loss attributable to noncontrolling interests	(69)	(0.0%)	-	-
Net loss available to shareholders	(2,293)	(0.5%)	(36,460)	(8.6%)
Participating securities' share in earnings	(1,337)	(0.3%)	(768)	(0.2%)
Dividends declared on convertible preferred stock	(1,312)	(0.3%)	(1,312)	(0.3%)
Amortization of discount on convertible preferred stock	(1,490)	(0.2%)	(1,490)	(0.4%)
Net loss attributable to common shareholders	$(6,432)	(1.3%)	$(40,030)	(9.4%)

The following tables set forth, for the six months ended June 30, 2018 and 2017, revenues and Adjusted EBITDA of our reportable segments:

	Six Months Ended June 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$346,659	$134,356	$5,842	$7,387	$-	$494,244

Adjusted EBITDA	$345,725	$58,600	$(1,630)	$1,841	$(10,824)	$393,712
Less:
Interest expense						156,992
Depreciation and amortization	173,198	52,149	3,052	997	167	229,563
Other expense						(536)
Transaction related costs						9,702
Stock-based compensation						4,095
Income tax benefit						(3,742)
Net loss						$(2,362)

	Six Months Ended June 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$341,220	$69,795	$3,883	9,588	$-	$424,486

Adjusted EBITDA	$340,588	$24,185	$(977)	$2,489	$(9,713)	$356,572
Less:
Interest expense						148,451
Depreciation and amortization	173,719	26,567	2,178	1,304	192	203,960
Other expense						13,571
Transaction related costs						23,701
Stock-based compensation						3,653
Income tax benefit						(304)
Net loss						$(36,460)

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

For the six months ended June 30, 2018, we recognized $346.1 million of revenue from rents under the Master Lease, which included $8.1 million of straight-line revenues and $10.7 million of TCI revenue.  For the six months ended June 30, 2017, we recognized $341.2 million of revenues from the Master Lease, which included $8.6 million of straight-line rent revenue, and $5.8 million of TCI revenue.  The increase in TCI revenue is attributable to increased investment by Windstream in TCIs. Windstream invested $92.2 million in TCIs during the six months ended June 30, 2018, a decrease from $113.8 million it invested in TCIs during the six months ended June 30, 2017.

Fiber Infrastructure – For the six months ended June 30, 2018 and 2017, we recognized $134.4 million and $69.8 million of revenue, respectively in our Fiber Infrastructure segment.  The increase to Fiber Infrastructure revenue is primarily driven by the timing of the July 3, 2017 acquisitions Southern Light and Hunt.

At June 30, 2018, we had approximately 17,559 customer connections, up from 5,600 customer connections at June 30, 2017. The increase is primarily attributable to the Southern Light and Hunt acquisitions, which added 11,845 connections as of June 30, 2018.

Fiber Infrastructure revenues for the six months ended June 30, 2018 and 2017 consisted of the following:

	Six Months Ended June 30,
	2018		2017
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$66,820	49.7%	$48,548	69.6%
Enterprise and wholesale	30,980	23.1%	6,921	9.9%
E-Rate and government	28,387	21.1%	13,749	19.7%
Dark fiber and small cells	6,301	4.7%	855	1.2%
Other services	1,868	1.4%	(278)	(0.4%)
Total Fiber Infrastructure revenues	$134,356	100.0%	$69,795	100.0%

Towers - For the six months ended June 30, 2018, we recognized $5.8 million of revenue in our Towers segment, of which $4.5 million relates to our Latin American operations and included a non-recurring charge of $1.1 million related to the accounting of straight line rents in our U.S. operations.  For the six months ended June 30, 2017, we recognized $3.8 million of revenue, of which $3.1 million related to our Latin American operations.  The increase is primarily driven by revenues associated with our January 31, 2017 acquisition of Network Management Holdings LTD (“NMS”), including the additional 26 towers acquired that were under development at the time of the NMS acquisition.  At June 30, 2018, the Uniti Towers portfolio consisted of 305 wireless communications towers across the Eastern and Central regions in the United States, and 462 wireless communication towers in Latin America, up from 81 wireless communications towers in the United States, and 429 wireless communication towers in Latin America, at June 30, 2017.

Consumer CLEC - For the six months ended June 30, 2018, we recognized $7.4 million of revenue from the Consumer CLEC Business, compared to $9.6 million for the six months ended June 30, 2017. The decrease is due to the effects of competition and customer attrition, as we served 25,100 customers as of June 30, 2018, a 24.2% decrease from 33,100 customers served at June 30, 2017.

Interest Expense

Interest expense for the six months ended June 30, 2018, totaled $157.0 million, which includes non-cash interest expense of $12.1 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the six months ended June 30, 2017 totaled $148.5 million, which includes non-cash interest expense of $11.0 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is related to interest expense on the 2024 Notes of $5.1 million, an increase in interest incurred on the revolving credit facility of $6.4 million due to increased borrowings and LIBOR rates compare to the prior year, partially offset by a decrease in interest expense related to capitalized interest of $2.9 million, which were not incurred in the six months ended June 30, 2017

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the six months ended June 30, 2018 totaled $229.6 million, which included property, plant and equipment depreciation of $216.9 million and intangible asset amortization of $12.7 million. Charges for depreciation and amortization for the six months ended June 30, 2017 totaled $204.0 million, which included property, plant and equipment depreciation of $198.7 million and intangible asset amortization of $5.3 million. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with administrative activities. For the six months ended June 30, 2018, general and administrative costs totaled $43.2 million (8.7% of revenue), which includes $4.1 million of stock-based compensation expense. For the six months ended June 30, 2017, general and administrative costs totaled $27.5 million (6.5% of revenue), which includes $3.6 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt, as Fiber Infrastructure general and administrative expenses for the six months ended June 30, 2018 and 2017, totaled $24.9 million and $11.2 million, respectively.

Operating Expense

Operating expense for the six months ended June 30, 2018, totaled $61.4 million (12.4% of revenue) compared to $44.1 million (10.4% of revenue) for the six months ended June 30, 2017.  Operating expense for our reportable segments for the three months ended June 30, 2018 and 2017 consisted of the following:

	Six Months Ended June 30,
	2018		2017
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$51,495	10.4%	$34,962	8.2%
Towers	4,220	0.9%	2,026	0.5%
CLEC	5,545	1.1%	7,098	1.7%
Leasing	166	0.0%	-	0.0%
Total operating expenses	$61,426	12.4%	$44,086	10.4%

The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of Southern Light and Hunt.  For the six months ended June 30, 2018, Fiber Infrastructure operating expenses included $9.3 million of construction related expenses, $8.5 million of payroll related expense, $5.8 million of tower rent, $12.6 million of lit service expense and $3.8 million of dark fiber rent.  For the six months ended June 30, 2017, Fiber Infrastructure operating expenses included $11.1 million of construction related expenses, $4.1 million of payroll related expense, $5.2 million of tower rent, $3.6 million of lit service expense, $3.4 million of maintenance expense and $3.4 million of dark fiber rent.

Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the six months ended June 30, 2018 totaled $4.1 million (0.8% of revenue) and $0.4 million (0.1% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the six months ended June 30, 2017 totaled $5.4 million (1.3% of revenue) and $0.8 million (0.2% of revenue), respectively.

Other (Income) Expense

We recognized in other (income) expense a $0.5 million (0.1% of revenue) unrealized gain for mark-to-market adjustments on our contingent consideration arrangements for the six months ended June 30, 2018, compared to a $13.0 million (3.1% of revenue) unrealized loss for mark-to-market adjustments on our contingent consideration arrangements for the six months ended June 30, 2017.  The fair value of the contingent consideration arrangement connected to the July 3, 2017 acquisition of Hunt is determined using the closing price of our common shares in the active market, while the fair value of the contingent consideration arrangement in connection to the August 31, 2016 acquisition of Tower Cloud is determined using a discounted cash flow model and probability adjusted estimates of the future earnings.

Income Tax (Benefit) Expense

We recorded a $3.7 million income tax benefit for the six months ended June 30, 2018, $1.3 million of which relates to the impact of the reduction in the corporate tax rate under the Tax Bill on purchase price allocation adjustments recorded during the three months ended June 30, 2018 and the remainder of which is primarily driven by pre-tax loss in our Fiber Infrastructure segment.

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

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2018	2017	2018	2017
Net loss	$(3,593)	$(16,460)	$(2,362)	$(36,460)
Depreciation and amortization	114,842	102,599	229,563	203,960
Interest expense	79,385	75,086	156,992	148,451
Income (benefit) expense	(2,646)	75	(3,742)	(304)
EBITDA	$187,988	$161,300	$380,451	$315,647
Stock based compensation	1,885	2,021	4,095	3,653
Transaction related costs	3,789	14,017	9,702	23,701
Other (income) expense	3,349	2,232	(536)	13,571
Adjusted EBITDA	$197,011	$179,570	$393,712	$356,572

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2018	2017	2018	2017
Net loss attributable to common shareholders	$(5,562)	$(18,242)	$(6,432)	$(40,030)
Real estate depreciation and amortization	95,399	92,181	190,976	183,195
Participating securities share in earnings	658	381	1,337	768
Participating securities share in FFO	(658)	(381)	(1,337)	(768)
Adjustments for noncontrolling interests	(2,200)	-	(4,405)	-
FFO attributable to common shareholders	$87,637	$73,939	$180,139	$143,165
Transaction related costs	3,789	14,017	9,702	23,701
Change in fair value of contingent consideration	3,376	2,114	(488)	13,024
Amortization of deferred financing costs and debt discount	6,113	5,716	12,147	10,981
Stock based compensation	1,885	2,021	4,095	3,653
Non-real estate depreciation and amortization	19,443	10,418	38,587	20,765
Straight-line revenues	(2,808)	(3,619)	(7,400)	(7,248)
Maintenance capital expenditures	(665)	(1,442)	(2,150)	(1,978)
Amortization of discount on convertible preferred stock	745	745	1,490	1,490
Other non-cash (revenue) expense, net	(9,678)	(2,467)	(17,260)	(5,795)
Adjustments for noncontrolling interests	(482)	-	(835)	-
AFFO attributable to common shareholders	$109,355	$101,442	$218,027	$201,758

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with SEC on March 1, 2018. As of June 30, 2018, there has been no material change to these estimates.

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

As of June 30, 2018, we had cash and cash equivalents of $76.5 million and $275 million of undrawn borrowing capacity under the Revolving Credit Facility.

Cash provided by operating activities was $231.0 million and $196.4 million for the six months ended June 30, 2018 and 2017, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

Cash used in investing activities was $164.6 million for the six months ended June 30, 2018, which was driven by capital expenditures ($163.5 million), primarily related to our Uniti Fiber and Uniti Leasing businesses. Cash used in investing activities was $123.3 million for the six months ended June 30, 2017, which was driven by the acquisition of NMS assets ($67.9 million), ground lease investments ($9.4 million) and capital expenditures ($46.2 million). The increase in capital expenditures is due to network deployments related to our Uniti Fiber and Uniti Towers businesses.

As of June 30, 2018, under the terms of the purchase agreement with NMS, we acquired 66 of the 105 towers, which were under development at the time of the NMS acquisition, for approximately $6.2 million.

Cash used in financing activities was $49.5 million for the six months ended June 30, 2018, which primarily represents the dividend payments ($212.0 million), contingent consideration payments ($12.7 million), principal payments related to the Term Loan Facility ($10.5 million), and distributions paid to noncontrolling interests ($5.0 million), partially offset by net borrowings under the Revolving Credit Facility ($195 million). Cash provided in financing activities was $688.8 million for the six months ended June 30, 2017, which primarily represents the net proceeds from the sale of common stock through a public offering ($499.0 million) and proceeds from the May 2017 Notes ($201.0 million), which were used to fund acquisitions of Southern Light and Hunt, and net borrowings under the Revolving Credit Facility ($235 million), partially offset by dividend payments ($188.3 million), deferred financing costs related to the term loan pricing ($25.4 million), contingent consideration payments ($18.8 million), and principal payments related to the Term Loan Facility ($10.5 million).

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the quarter ended June 30, 2018, no sales were made under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. While we have not used the program to date, we currently intend to utilize the program when we believe the price we can obtain for our common stock is attractive or we otherwise determine it is an efficient manner to raise needed capital. In addition, our UPREIT structure, enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

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

Contractual Obligations

As of June 30, 2018, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$517	$2,563	$1,710	$4,811
Interest payments on long-term debt obligations(b)	250	497	441	110	1,298
Operating leases	12	16	6	15	49
Capital Leases	9	15	13	55	92
Network deployment(c)	49	-	-	-	49
Total projected obligations and commitments(d)	$341	$1,045	$3,023	$1,890	$6,299

(a)	Excludes $132.0 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(d)	Excludes $56.7 million of derivative asset related to interest rate swaps maturing on October 24, 2022.

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

On July 13, 2018, we paid, to shareholders of record as of the close of business on June 29, 2018, a cash dividend on our common stock of $0.60 per share for the period from April 1, 2018 through June 30, 2018.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	43,069	$16.69	—	—
May 1, 2018 to May 31, 2018	—	—	—	—
June 1, 2018 to June 30, 2018	—	—	—	—
Total	43,069	$16.69	—	—

(1) The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Certain Recent U.S. Federal Income Tax Developments

The following is a summary of certain recent amendments to the Internal Revenue Code of 1986, as amended (the “Code”), that may be relevant to an investment in our common stock.

In any circumstances in which we may be subject to entity-level taxation at the regular U.S. federal corporate income tax rate, such rate is now 21%.

Distributions that we make to our taxable U.S. stockholders out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) that we do not designate as capital gain dividends will generally be taken into account by such stockholders as ordinary income (now taxed at maximum rates of 37% for individuals and 21% for corporations) and will not be eligible for the dividends received deduction for corporations.  While, with limited exceptions, dividends we pay are not eligible for taxation at the preferential income tax rates applicable to “qualified dividend income,” a U.S. stockholder that is not a corporation for

U.S. federal income tax purposes may now be eligible for a deduction equal to 20% of ordinary dividend distributions received from REITs.

We are required to withhold from distributions to a non-U.S. stockholder (other than a qualified foreign pension fund or a qualified collective investment vehicle) that are treated as effectively connected with a U.S. trade or business, such as USRPI capital gain dividends, an amount of tax based on the maximum amount that could have been designated as USRPI capital gain dividends.  As a result of recent changes to the Code, the applicable rate of this withholding generally now is 21%.

Item 6. Exhibits.

Exhibit Number	Description
4.1

Articles of Amendment of Uniti Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 17, 2018 and filed with the SEC as of May 18, 2018 (File No. 001-36708)

10.1

Uniti Group Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC as of June 7, 2018 (File No. 333-225501)

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

UNITI GROUP INC.

Date:	August 9, 2018	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 9, 2018	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Chief Accounting Officer (Principal Accounting Officer)