Form 10-Q
period 2018-09-30
Uniti Group Inc.
filed 2018-11-01
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 25, 2018, the registrant had 178,981,185 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the future growth and demand of the telecommunication industry; future financing plans, business strategies, growth prospects and operating and financial performance; expectations regarding settling conversion of our 3% convertible preferred stock in cash upon conversion; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding the reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding the Information Transport Solutions, Inc. (“ITS”), U.S. TelePacific Holdings Corp (“TPx”) and CableSouth Media, LLC (“CableSouth”) transactions; and expectations regarding the payment of dividends.

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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(Thousands, except par value)	September 30, 2018	December 31, 2017
Assets:
Property, plant and equipment, net	$3,155,206	$3,053,889
Cash and cash equivalents	118,493	59,765
Accounts receivable, net	58,661	43,652
Goodwill	681,175	673,729
Intangible assets, net	411,449	429,357
Straight-line revenue receivable	58,212	47,041
Derivative asset	64,410	6,793
Other assets	23,218	15,856
Total Assets	$4,570,824	$4,330,082
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$81,556	$77,634
Accrued interest payable	70,613	28,684
Deferred revenue	682,481	537,553
Dividends payable	112,277	109,557
Deferred income taxes	54,539	55,478
Capital lease obligations	57,104	56,329
Contingent consideration	86,435	105,762
Notes and other debt, net	4,745,227	4,482,697
Total liabilities	5,890,232	5,453,694

Commitments and contingencies (Note 12)

Convertible preferred stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	85,763	83,530

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 178,210 shares at September 30, 2018 and 174,852 at December 31, 2017	18	17
Additional paid-in capital	711,271	644,328
Accumulated other comprehensive income	66,291	7,821
Distributions in excess of accumulated earnings	(2,278,124)	(1,960,715)
Total Uniti shareholders' deficit	(1,500,544)	(1,308,549)
Noncontrolling interests - operating partnership units	95,373	101,407
Total shareholders' deficit	(1,405,171)	(1,207,142)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$4,570,824	$4,330,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2018	2017	2018	2017
Revenues:
Leasing	$174,822	$171,673	$521,481	$512,893
Fiber Infrastructure	70,130	66,363	204,486	136,158
Tower	4,319	2,796	10,161	6,679
Consumer CLEC	3,365	4,378	10,752	13,966
Total revenues	252,636	245,210	746,880	669,696
Costs and Expenses:
Interest expense	80,406	78,784	237,398	227,235
Depreciation and amortization	112,748	113,444	342,311	317,404
General and administrative expense	20,666	22,068	63,867	49,549
Operating expense (exclusive of depreciation and amortization)	34,773	30,172	96,199	74,258
Transaction related costs	2,323	8,512	12,025	32,213
Other (income) expense	(1,038)	(3,933)	(1,574)	9,638
Total costs and expenses	249,878	249,047	750,226	710,297

Income (loss) before income taxes	2,758	(3,837)	(3,346)	(40,601)
Income tax benefit	(1,466)	(8,672)	(5,208)	(8,976)
Net income (loss)	4,224	4,835	1,862	(31,625)
Net income attributable to noncontrolling interests	93	107	24	107
Net income (loss) attributable to shareholders	4,131	4,728	1,838	(31,732)
Participating securities' share in earnings	(655)	(388)	(1,992)	(1,156)
Dividends declared on convertible preferred stock	(656)	(656)	(1,968)	(1,968)
Amortization of discount on convertible preferred stock	(745)	(745)	(2,235)	(2,235)
Net income (loss) attributable to common shareholders	$2,075	$2,939	$(4,357)	$(37,091)

Earnings (loss) per common share:
Basic	$0.01	$0.02	$(0.02)	$(0.22)
Diluted	$0.01	$(0.02)	$(0.02)	$(0.26)

Weighted-average number of common shares outstanding:
Basic	175,396	174,818	175,101	166,624
Diluted	175,653	175,399	175,101	166,816

Dividends declared per common share	$0.60	$0.60	$1.80	$1.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2018	2017	2018	2017
Net income (loss)	$4,224	$4,835	$1,862	$(31,625)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	7,744	1,789	57,617	(4,340)
Changes in foreign currency translation	2,547	76	2,233	5,074
Other comprehensive income:	10,291	1,865	59,850	734
Comprehensive income (loss)	14,515	6,700	61,712	(30,891)
Comprehensive income attributable to noncontrolling interest	330	150	1,404	150
Comprehensive income (loss) attributable to common shareholders	$14,185	$6,550	$60,308	$(31,041)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	-	$-	155,138,637	$15	$141,092	$(6,369)	$(1,537,183)	$-	$(1,402,445)
Net loss	-	-	-	-	-	-	(31,732)	107	(31,625)
Issuance of common stock	-	-	19,528,302	2	517,499	-	-	-	517,501
Amortization of discount of convertible preferred stock	-	-	-	-	(2,235)	-	-	-	(2,235)
Other comprehensive income	-	-	-	-	-	691	-	43	734
Common stock dividends	-	-	-	-	-	-	(304,384)	-	(304,384)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,969)	-	(1,969)
Equity issuance cost	-	-	-	-	(18,575)	-	-	-	(18,575)
Contributions from noncontrolling interest holders	-	-	-	-	-	-	-	105,969	105,969
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(2,497)	(2,497)
Net share settlement	-	-	-	-	(421)	-	(1,331)	-	(1,752)
Stock-based compensation	-	-	154,100	-	5,621	-	-	-	5,621
Balance at September 30, 2017	-	$-	174,821,039	$17	$642,981	$(5,678)	$(1,876,599)	$103,622	$(1,135,657)

Balance at December 31, 2017	-	$-	174,851,514	$17	$644,328	$7,821	$(1,960,715)	$101,407	$(1,207,142)
Net income	-	-	-	-	-	-	1,838	24	1,862
At-the-market issuance of common stock, net of offering costs	-	-	3,180,548	1	64,422	-	-	-	64,423
Amortization of discount on convertible preferred stock	-	-	-	-	(2,235)	-	-	-	(2,235)
Other comprehensive income	-	-	-	-	-	58,470	-	1,380	59,850
Common stock dividends	-	-	-	-	-	-	(318,865)	-	(318,865)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(7,438)	(7,438)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,968)	-	(1,968)
Net share settlement	-	-	-	-	(1,302)	-	(273)	-	(1,575)
Stock-based compensation	-	-	178,135	-	6,058	-	-	-	6,058
Impact of change in accounting standard	-	-	-	-	-	-	1,859	-	1,859
Balance at September 30, 2018	-	$-	178,210,197	$18	$711,271	$66,291	$(2,278,124)	$95,373	$(1,405,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Thousands)	2018	2017
Cash flow from operating activities
Net income (loss)	$1,862	$(31,625)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	342,311	317,404
Amortization of deferred financing costs and debt discount	18,340	17,091
Deferred income taxes	(6,081)	(12,281)
Straight-line revenues	(10,932)	(10,857)
Stock-based compensation	6,058	5,621
Change in fair value of contingent consideration	(687)	9,091
Other	2,721	810
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14,848)	532
Other assets	(4,899)	(4,307)
Accounts payable, accrued expenses and other liabilities	66,090	46,275
Net cash provided by operating activities	399,935	337,754
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	-	(763,665)
Acquisition of ground lease investments	-	(13,869)
NMS asset acquisitions (Note 4)	(3,299)	(68,557)
Other capital expenditures	(297,108)	(111,101)
Net cash used in investing activities	(300,407)	(957,192)
Cash flow from financing activities
Principal payments on debt	(15,810)	(15,810)
Dividends paid	(318,116)	(294,272)
Payments of contingent consideration	(18,640)	(19,999)
Proceeds from issuance of Notes	-	201,000
Distributions paid to noncontrolling interest	(7,438)	-
Borrowings under revolving credit facility	350,000	360,000
Payments under revolving credit facility	(90,000)	(200,000)
Capital lease payments	(3,819)	(2,348)
Deferred financing costs	-	(28,533)
Common stock issuance, net of costs	64,423	498,924
Net share settlement	(1,575)	(1,752)
Net cash (used in) provided by financing activities	(40,975)	497,210
Effect of exchange rates on cash and cash equivalents	175	397
Net increase (decrease) in cash and cash equivalents	58,728	(121,831)
Cash and cash equivalents at beginning of period	59,765	171,754
Cash and cash equivalents at end of period	$118,493	$49,923
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$11,446	$3,602
Tenant capital improvements	124,036	166,298
Acquisition of businesses through non-cash consideration	$-	$122,395

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

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  We are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership as of September 30, 2018 and December 31, 2017, respectively.

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

Concentration of Credit Risks—We are party to a Master Lease agreement (the “Master Lease”) with Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”) from which substantially all of Uniti’s leasing revenues

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

and operating cash flows are currently derived. Revenue under the Master Lease provided 69.6% and 76.6% of our revenue for the nine months ended September 30, 2018 and 2017, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months, and as recently as June 2018. In addition, Windstream is involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to our spin-off from Windstream. On December 7, 2017, the entity issued a notice of acceleration to Windstream claiming that the alleged default had matured into an “event of default” and that the principal amount, along with accrued interest, of such securities was due and payable immediately. Windstream challenged the matter in federal court and a trial was held, in July 2018.  As of the date of this quarterly report, a verdict has not been issued.  If Windstream receives an adverse ruling (and the ruling is not stayed or is final and unappealable), an actual “event of default” would result.  An actual “event of default” would trigger cross-default provisions in Windstream’s other debt instruments, including Windstream Services’ existing credit facility and notes, which, in turn, would trigger a default under the Master Lease.  In addition, Windstream is dependent upon distributions from its subsidiaries to fund its rental payments, and its subsidiaries’ debt instruments generally prohibit such distributions upon any event of default.  If an adverse outcome occurs with respect to this matter and Windstream does not have the ability to pay under the Master Lease, there could be a material adverse impact to us.

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

Income Taxes—The Tax Cuts and Jobs Act (“Tax Bill”) was enacted on December 22, 2017. The Tax Bill reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Consistent with Staff Accounting Bulletin No. 118 issued by the SEC, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Bill, the Company provisionally recorded an income tax benefit of $17.0 million related to the Tax Bill in the fourth quarter of 2017.  During the second quarter of 2018, the purchase price allocations related to our acquisitions of Hunt Telecommunications, LLC and Southern Light, LLC were adjusted to record additional deferred tax liabilities of $3.2 million and $0.9 million, respectively, that existed as of the acquisition date. These deferred tax liabilities were recorded at the tax rate in effect as of the date of acquisition. Upon enactment of the Tax Bill, the incremental deferred tax liability would have been adjusted to the newly enacted corporate tax rate. This resulted in a decrease to the deferred tax liability and an income tax benefit of $1.3 million recorded for the three months ended June 30, 2018. As of September 30, 2018, we have not yet completed our accounting for the tax effects of the enactment of the Tax Bill.  Future regulatory and rulemaking interpretations or other guidance clarifying provisions of the Tax Bill could affect the Company’s analysis and tax position.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The accounting for lessors remains largely unchanged from existing guidance.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements by reviewing its existing operating lease contracts, in which we are the lessee and service contracts that may include embedded leases. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right-of-use assets; the extent of the impact of a gross-up is under evaluation. The Company does not anticipate material changes to the recognition of operating lease expense in its Consolidated Statements of Income.

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

The details of the significant changes and quantitative impact of the changes are set out below. We have applied this guidance only to contracts that were not completed as of January 1, 2018, the date of initial application.

Commissions

We previously recognized commission fees related to obtaining a contract as selling expenses when incurred. Under Topic 606 and Topic 340, Other Assets and Deferred Costs, when they are incremental or expected to be recovered, we capitalize those commission fees as costs of obtaining a contract and amortize them consistently with the pattern of transfer of the product or service to which the asset relates. These amortized costs are included in general and administrative expense on the Condensed Consolidated Statements of Income.  These deferred balances were $4.2 million and $2.5 million at September 30, 2018 and January 1, 2018, respectively, and included in Other Assets on the Condensed Consolidated Balance Sheets; Other Assets would have been lower by those amounts under revenue recognition and cost guidance applicable to us prior to the adoption of Topic 606 and Topic 340.  For the three and nine months ended September 30, 2018, the impact to costs as a result of applying Topic 606 was a decrease of $0.5 million and $1.7 million, respectively, as compared to what the general and administrative expense would have been under previous revenue and cost recognition guidance.  There would have been no other differences in our Condensed Consolidated Balance Sheet as of September 30, 2018 or Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 under previous revenue and cost recognition guidance as compared to Topic 606 and Topic 340.

Nature of goods and services

The following is a description of principal activities, separated by reportable segments (see Note 11), from which the Company generates its revenues.

Leasing

Leasing revenue represents the results from our leasing program, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Due to the nature of these activities, they are outside the scope of the guidance of Topic 606, and are recognized under other applicable guidance, including ASC 840, Leases (“Topic 840”).

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

iii.

Small cell contracts provide improved network connection to areas that may not require or accommodate a tower. Small cell arrangements typically contain five streams of revenue: site development, radio frequency (“RF”) design, dark fiber lease, construction services, and maintenance services. Site development, RF design and construction are each separate services and are considered distinct performance obligations under Topic 606. Dark fiber and associated maintenance

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

services constitute a lease, and as such, they are outside the scope of Topic 606 and are governed by other applicable guidance.
iv.

Construction revenue is generated from contracts to provide various construction services such as equipment installation or the laying of fiber.  Construction revenue is recognized over time as construction activities occur as we are either enhancing a customer’s owned asset or constructing an asset with no alternative use to us and we would be entitled to our costs plus a reasonable profit margin if the contract was terminated early by the customer.  We are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.

v.

Dark fiber arrangements represent operating leases under Topic 840 and is outside the scope of Topic 606.  When (i) a customer makes an advance payment or (ii) a customer is contractually obligated to pay any amounts in advance, which is not deemed a separate performance obligation, deferred leasing revenue is recorded. This leasing revenue is recognized ratably over the expected term of the contract, unless the pattern of service suggests otherwise.

vi.

The Company generates revenues from other services, such as consultation services and equipment sales.  Revenue from the sale of customer premise equipment and modems that are not provided as an essential part of the telecommunications services, including broadband, long distance, and enhanced services is recognized when products are delivered to and accepted by the customer. Revenue from customer premise equipment and modems provided as an essential part of the telecommunications services, including broadband, long distance, and enhanced services are recognized over time in a pattern that reflects the satisfaction of the service performance obligation.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2018	2017(1)	2018	2017(1)
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$32,920	$35,108	$99,740	$83,656
Enterprise and wholesale	16,052	14,471	47,032	21,392
E-Rate and government	16,463	15,101	44,850	28,850
Other	887	(19)	2,755	(297)
Fiber Infrastructure	$66,322	$64,661	$194,377	$133,601
Consumer CLEC	3,365	4,378	10,752	13,966
Total revenue from contracts with customers	69,687	69,039	205,129	147,567
Revenue accounted for under other applicable guidance	182,949	176,171	541,751	522,129
Total revenue	$252,636	$245,210	$746,880	$669,696
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

At September 30, 2018, and January 1, 2018, lease receivables were $20.1 million and $10.9 million, respectively, and receivables from contracts with customers were $36.8 million and $31.2 million, respectively.

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

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at January 1, 2018	$2,490	$26,256
Revenue recognized that was included in the contract liability balance at the beginning of the period	-	(7,826)
Increases due to revenue recognized, and not billed during the period	11,583	-
Increases due to cash received, excluding amounts recognized as revenue during the period	-	4,041
Transferred to receivables from contract assets, recognized at the beginning of the period	(8,214)	-
Balance at September 30, 2018	$5,859	$22,471

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract assets primarily relate costs incremental to obtaining contracts and contract liabilities primarily relate to deferred revenue from non-recurring charges.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of September 30, 2018, our future revenues (i.e. transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $672.5 million, of which $597.0 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.9 years, while $75.5 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 4.5 years.

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

Note 4. Business Combinations and Asset Acquisitions

2017 Transactions

Asset Acquisitions

Network Management Holdings LTD

On January 31, 2017, we completed the acquisition of Network Management Holdings LTD (“NMS”). The Company accounted for the acquisition of NMS as an asset purchase. At close, NMS owned and operated 366 wireless communications towers in Latin America with an additional 105 build to suit tower sites under development. The NMS portfolio spans three Latin American countries with 212 towers in Mexico, 54 towers in Nicaragua, and 100 towers in Colombia. The consideration for the 366 wireless towers in operation as of the transaction close date was $62.6 million, which was funded through cash on hand, and is presented as NMS asset acquisition on the Condensed Consolidated Statements of Cash Flows. NMS conducts its operations through three non-U.S. subsidiaries and the Company has determined that the functional currencies for the Mexican, Nicaraguan and Colombian subsidiaries are the Mexican Peso, U.S. Dollar and Colombian Peso, respectively.  The non-U.S. subsidiaries in which NMS conducts its operations are subject to income tax in the jurisdictions in which they operate.  The acquisition did not result in a step up in tax basis under local law.  The Company recorded a net deferred tax liability of $18.4 million and a liability for unrecognized tax benefits of $5.3 million in connection with the acquisition. The deferred tax liability is primarily related to the excess of the recorded amounts for Property, Plant & Equipment and Intangibles over their respective historical tax bases.  Under the terms of the purchase agreement, we will acquire the towers under development when construction is completed. The NMS towers are reflected in our Towers segment. See Note 11. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

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

During the nine months ended September 30, 2018, construction was completed on 39 of the towers that were under development at the time of the NMS acquisition and we acquired the completed towers pursuant to the purchase agreement for approximately $3.3 million.  As of September 30, 2018, we acquired 89 of the 105 towers that were under development at the time of NMS acquisition, and 16 of the development towers were cancelled and will not be completed and purchased.

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

The following table summarizes the fair value of our financial instruments at September 30, 2018 and December 31, 2017:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2018
Assets
Derivative asset	$64,410	$-	$64,410	$-
Total	$64,410	$-	$64,410	$-

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,977,879	$-	$1,977,879	$-
Senior secured notes - 6.00%, due April 15, 2023	536,250	-	536,250	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,068,375	-	1,068,375	-
Senior unsecured notes - 7.125%, due December 15, 2024	550,500	-	550,500	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	539,946	-	539,946	-
Contingent consideration	86,435	-	-	86,435
Total	$4,759,385	$-	$4,672,950	$86,435

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2017
Assets
Derivative asset	$6,793	$-	$6,793	$-
Total	$6,793	$-	$6,793	$-

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,011,237	$-	$2,011,237	$-
Senior secured notes - 6.00%, due April 15, 2023	540,375	-	540,375	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,073,925	-	1,073,925	-
Senior unsecured notes - 7.125%, due December 15, 2024	542,250	-	542,250	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	279,972	-	279,972	-
Contingent consideration	105,762	-	-	105,762
Total	$4,553,521	$-	$4,447,759	$105,762

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $4.87 billion at September 30, 2018, with a fair value of $4.67 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets are carried at fair value. See Note 7. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2018, the Company has

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets valuation in Level 2 of the fair value hierarchy.

As part of the acquisition of Hunt on July 3, 2017, we may be obligated to pay contingent consideration (the “Hunt Contingent Consideration”) upon the achievement of certain defined revenue milestones; therefore, we have recorded the estimated fair value of contingent consideration of approximately $13.0 million as of September 30, 2018. See Note 4. In accordance with the Hunt merger agreement, Uniti common shares will be used to satisfy the contingent consideration payment.  The fair value of the Hunt Contingent Consideration at September 30, 2018 was determined using the closing price of our common shares in the active market and the probability of expected declared dividends, and is classified as Level 3.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. We recorded the estimated fair value of future contingent consideration of $73.4 million as of September 30, 2018. The fair value of the contingent consideration as of September 30, 2018, was determined using a discounted cash flow model and probability adjusted estimates of the future operational milestones and is classified as Level 3. During the nine months ended September 30, 2018 and 2017, we paid $18.6 million and $20.0 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statement of Income in the period in which the change occurs.  For the three and nine months ended September 30, 2018, there was a $0.2 million decrease and $0.7 million decrease, respectively, in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of Income.

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2017	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	September 30, 2018
Contingent consideration	$105,762	$-	$(687)	$(18,640)	$86,435

Note 6. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	September 30, 2018	December 31, 2017
Land	Indefinite	$27,025	$27,110
Building and improvements	3 - 40 years	336,106	333,121
Real property interests	(1)	34,618	34,580
Poles	30 years	247,956	243,710
Fiber	30 years	2,917,678	2,671,216
Equipment	5 - 7 years	237,309	201,490
Copper	20 years	3,710,321	3,656,384
Conduit	30 years	89,692	91,210
Tower assets	20 years	100,668	59,610
Capital lease assets	(1)	122,281	93,465
Other assets	15 - 20 years	10,628	10,232
Corporate assets	3 - 7 years	3,870	7,970
Construction in progress	(1)	124,014	112,489
		7,962,166	7,542,587
Less accumulated depreciation		(4,806,960)	(4,488,698)
Net property, plant and equipment		$3,155,206	$3,053,889
(1) See our Annual Report for property, plant and equipment accounting policies.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Depreciation expense for the three and nine months ended September 30, 2018 was $106.5 million and $323.4 million, respectively.

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

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.07 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%. The Company does not currently have any master netting arrangements related to its derivative contracts.

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheet:

(Thousands)	Location on Condensed Consolidated Balance Sheet	September 30, 2018	December 31, 2017
Interest rate swaps	Derivative asset	$64,410	$6,793

As of September 30, 2018 and December 31, 2017, all of the interest rate swaps were valued in net unrealized gain positions and recognized as asset balances within the derivative asset balance. For the three and nine months ended September 30, 2018, the amount recorded in other comprehensive income related to the unrealized gain on derivative instruments was $7.6 million and $54.0 million, respectively. For the three and nine months ended September 30, 2017, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $2.9 million and $20.6 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2018, was $0.1 million and $3.7 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2017, was $4.7 million and $16.3 million, respectively. For the three and nine months ended September 30, 2018 and 2017, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning October 1, 2018, we estimate that $0.4 million will be reclassified as an increase to interest expense.

Note 8. Goodwill and Intangible Assets and Liabilities

Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2018, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2017	$673,729	$673,729
Goodwill purchase accounting adjustments - See Note 4	7,446	7,446
Goodwill associated with 2018 acquisitions	-	-
Goodwill at September 30, 2018	681,175	681,175

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The carrying value of the intangible assets is as follows:

(Thousands)	September 30, 2018			December 31, 2017
	Original Cost	Cumulative Translation Adjustment	Accumulated Amortization	Original Cost	Cumulative Translation Adjustment	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$2,000	$-	$-

Finite life intangible assets:
Customer lists	421,743	-	(63,318)	421,743	-	(46,049)
Tenant contracts	37,386	2,146	(2,995)	37,386	1,141	(1,605)
Network(1)	13,541	773	(1,084)	13,541	410	(581)
Acquired below-market leases	1,509	-	(252)	1,509	-	(138)

Total intangible assets	479,098			477,730
Less: Accumulated amortization	(67,649)			(48,373)
Total intangible assets, net	$411,449			$429,357

Finite life intangible liabilities:
Acquired above-market leases	$3,440	$83	$(587)	$3,440	$15	$(317)

Finite life intangible liabilities:
Acquired above-market leases	3,523			3,455
Less: Accumulated amortization	(587)			(317)
Total intangible liabilities, net(2)	$2,936			$3,138
(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity that currently exists on these towers as of the valuation date.
(2)	Recorded in accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.

Amortization expense for the three and nine months ended September 30, 2018 was $6.3 million and $19.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2017 was $6.3 million and $11.6 million, respectively.

Amortization expense is estimated to be $25.2 million for the full year of 2018, $24.5 million in 2019, $23.9 million in 2020, $23.5 million in 2021, and $23.0 million for 2022.

Note 9. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	September 30, 2018	December 31, 2017
Principal amount	$4,871,077	$4,626,887
Less unamortized discount, premium and debt issuance costs	(125,850)	(144,190)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,745,227	$4,482,697

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018		December 31, 2017
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$2,071,077	(74,597)	$2,086,887	$(87,140)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(7,472)	550,000	(8,508)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(36,340)	1,110,000	(40,467)
Senior unsecured notes - 7.125% due December 15, 2024	600,000	(7,441)	600,000	(8,075)
Senior secured revolving credit facility, variable rate, due April 24, 2020	540,000	-	280,000	-
Total	$4,871,077	$(125,850)	$4,626,887	$(144,190)

At September 30, 2018, notes and other debt included the following: (i) $2.1 billion under the senior secured term loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); (iv) $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes,” and together with the Secured Notes and 2023 Notes, the “Notes”), and (v) $540 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2020 pursuant to the Credit Agreement (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”).

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2018, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2018, we recognized $3.7 million and $11.0 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.   For the three and nine months ended September 30, 2017, we recognized $2.9 million and $8.0 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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

The earnings per share impact of the Company’s 3% Convertible Preferred Stock, $0.0001 par value (“Series A Shares”), issued in connection with the May 2, 2016 acquisition of PEG Bandwidth, LLC, is calculated using the net share settlement method, whereby

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provide Uniti the option to settle the instrument in cash or shares, and it is our policy to settle the instrument in cash upon conversion.

The Hunt merger agreement provides for the issuance of additional common shares upon the achievement of certain defined revenue milestones. See Note 4. The earnings per share impact of the Hunt Contingent Consideration is calculated under the method described in ASC 260 for the treatment of contingently issuable shares in weighted-average shares outstanding.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2018	2017	2018	2017
Basic earnings per share:
Numerator:
Net income (loss) available to shareholders	$4,131	$4,728	$1,838	$(31,732)
Less: Income allocated to participating securities	(395)	(388)	(1,264)	(1,156)
Income allocated to participating securities on share settled contingent consideration arrangements	(260)	-	(728)	-
Dividends declared on convertible preferred stock	(656)	(656)	(1,968)	(1,968)
Amortization of discount on convertible preferred stock	(745)	(745)	(2,235)	(2,235)
Net income (loss) attributable to common shares	$2,075	$2,939	$(4,357)	$(37,091)
Denominator:
Basic weighted-average common shares outstanding	175,396	174,818	175,101	166,624
Basic earnings (loss) per common share	$0.01	$0.02	$(0.02)	$(0.22)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2018	2017	2018	2017
Diluted earnings per share:
Numerator:
Net income (loss) available to shareholders	$4,131	$4,728	$1,838	$(31,732)
Less: Income allocated to participating securities	(395)	(388)	(1,264)	(1,156)
Income allocated to participating securities on share settled contingent consideration arrangements	(260)	-	(728)	-
Dividends declared on convertible preferred stock	(656)	(656)	(1,968)	(1,968)
Amortization of discount on convertible preferred stock	(745)	(745)	(2,235)	(2,235)
Mark-to-market gain on share settled contingent consideration arrangements	-	(6,964)	-	(6,964)
Net income (loss) attributable to common shares	$2,075	$(4,025)	$(4,357)	$(44,055)
Denominator:
Basic weighted-average common shares outstanding	175,396	174,818	175,101	166,624
Contingent consideration (See Note 4)	-	581	-	192
Effect of dilutive non-participating securities	257	-	-	-
Weighted-average shares for dilutive earnings per common share	175,653	175,399	175,101	166,816
Dilutive earnings (loss) per common share	$0.01	$(0.02)	$(0.02)	$(0.26)

For the three months ended September 30, 2018, 632,484 potential common shares related to Hunt Contingent Consideration were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the nine months ended September 30, 2018, 491,528 non-participating securities and 632,484 potential common shares related to Hunt Contingent Consideration were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.  For the nine months ended September 30, 2017, 29,481 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

Note 11. Segment Information

Our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as four reportable segments in addition to our corporate operations which include:

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

Consumer CLEC: Represents the operations of Talk America Services (“Talk America”) through which we operate the Consumer CLEC Business, which prior to the Spin-Off was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long distance services to customers in the eastern and central United States.

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

Selected financial data related to our segments is presented below for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$174,822	$70,130	$4,319	$3,365	$-	$252,636

Adjusted EBITDA	$174,123	$28,480	$1,213	$765	$(5,421)	$199,160
Less:
Interest expense						80,406
Depreciation and amortization	83,857	26,605	1,734	498	54	112,748
Other income						(1,038)
Transaction related costs						2,323
Stock-based compensation						1,963
Income tax benefit						(1,466)
Net income						$4,224

	Three Months Ended September 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$171,673	$66,363	$2,796	4,378	$-	$245,210

Adjusted EBITDA	$171,215	$28,348	$(98)	$1,025	$(5,552)	$194,938
Less:
Interest expense						78,784
Depreciation and amortization	87,320	24,050	1,326	652	96	113,444
Other income						(3,933)
Transaction related costs						8,512
Stock-based compensation						1,968
Income tax benefit						(8,672)
Net income						$4,835

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Nine Months Ended September 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$521,481	$204,486	$10,161	$10,752	$-	$746,880

Adjusted EBITDA	$519,848	$87,080	$(417)	$2,606	$(16,245)	$592,872
Less:
Interest expense						237,398
Depreciation and amortization	257,055	78,754	4,786	1,495	221	342,311
Other income						(1,574)
Transaction related costs						12,025
Stock-based compensation						6,058
Income tax benefit						(5,208)
Net income						$1,862

	Nine Months Ended September 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$512,893	$136,158	$6,679	13,966	$-	$669,696

Adjusted EBITDA	$511,803	$52,533	$(1,075)	$3,514	$(15,265)	$551,510
Less:
Interest expense						227,235
Depreciation and amortization	261,037	50,618	3,505	1,955	289	317,404
Other expense						9,638
Transaction related costs						32,213
Stock-based compensation						5,621
Income tax benefit						(8,976)
Net loss						$(31,625)

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

Note 13. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the nine months ended September 30, 2018:

	Nine Months Ended September 30,
(Thousands)	2018	2017
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period attributable to common shareholders	$6,351	$(6,102)
Other comprehensive income (loss) before reclassifications	53,968	(20,591)
Amounts reclassified from accumulated other comprehensive income	3,649	16,251
Balance at end of period	63,968	(10,442)
Less: Other comprehensive income attributable to noncontrolling interest	1,329	41
Balance at end of period attributable to common shareholders	62,639	(10,483)
Foreign currency translation gain (loss):
Balance at beginning of period attributable to common shareholders	1,470	(267)
Translation adjustments	2,233	5,074
Balance at end of period	3,703	4,807
Less: Other comprehensive income attributable to noncontrolling interest	51	2
Balance at end of period attributable to common shareholders	3,652	4,805
Accumulated other comprehensive income (loss) at end of period	$66,291	$(5,678)

Note 14. Capital Stock

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. As of September 30, 2018, Company has issued and sold an aggregate of 3.2 million shares of common stock at a weighted average price of $20.52 per share under the ATM Program, receiving net proceeds of $64.4 million, after commissions of $0.8 million and other offering costs.

Note 15. Subsequent Events

On November 1, 2018, we announced the acquisition of Information Transport Solutions, Inc. (“ITS”) for cash consideration of $54 million.  ITS is a full-service managed services provider of technology solutions, primarily to educational institutions in Alabama and Florida.

On October 9, 2018, we completed the previously announced sale-leaseback and fiber assets acquisition from CableSouth Media, LLC (“CableSouth”) for cash consideration of $31 million. In the transaction, the Company acquired approximately 43,000 fiber strand miles located across Arkansas, Louisiana and Mississippi, of which 34,000 fiber strand miles were leased back to CableSouth on a

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

triple-net basis. Uniti has exclusive use of 9,000 fiber strand miles, which are adjacent to Uniti Fiber’s southern network footprint. The initial lease term is 20 years with four 5-year renewal options at CableSouth’s discretion. Annual cash rent is initially $2.9 million with a fixed annual escalator of 2.0%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2018. This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018.

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

On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion all of our leasing revenues are currently derived.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of September 30, 2018, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

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

Consumer CLEC Segment: Represents the operations of Talk America through which we operate the Consumer CLEC Business. Talk America provides local telephone, high-speed internet and long distance services to customers in the eastern and central United States.

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

Significant Business Developments

Acquisition of Information Transport Solutions, Inc. On November 1, 2018, we announced the acquisition of Information Transport Solutions, Inc. (“ITS”) for cash consideration of $54 million.  ITS is a full-service managed services provider of technology solutions, primarily to educational institutions in Alabama and Florida, and is expected to accelerate Uniti Fiber’s product offerings and strengthen relationships with new and existing E-Rate customers.  The results of this transactions will be recorded within our Fiber Infrastructure segment.

Acquisition and Lease-back of CableSouth Media, LLC Fiber Assets. On October 9, 2018, we closed on the previously announced acquisition of fiber assets from CableSouth Media, LLC (“CableSouth”) for cash consideration of $31 million. In the transaction, Uniti acquired 43,000 fiber strand miles located across Arkansas, Louisiana and Mississippi, of which 34,000 fiber strand miles were leased back to CableSouth on a triple-net basis. Uniti has exclusive use of 9,000 fiber strand miles, which are adjacent to Uniti Fiber’s southern network footprint. The initial lease term is 20 years with four 5-year renewal options at CableSouth’s discretion. Annual cash rent is initially $2.9 million with a fixed annual escalator of 2.0%.  The results of this transactions will be recorded within our Leasing segment.

Acquisition and Lease-back of U.S. TelePacific Holding Corp. Fiber Assets. During September 2018, we closed on the California assets of the previously announced acquisition and lease-back of U.S. Telepacific Holding Corp. (“TPx”) fiber assets, which included exclusive use fiber strand miles in Texas, for total cash consideration of $70 million.  The initial lease term is 15 years with five 5-year renewal options at TPx’s discretion. Annual cash rent related for the non-California and California assets is initially $8.8 million with a fixed annual escalator of 1.5%.  The results of this transactions will be recorded within our Leasing segment.

Comparison of the three months ended September 30, 2018 and 2017

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended September 30,
	2018		2017
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$174,822	69.2%	$171,673	70.0%
Fiber Infrastructure	70,130	27.8%	66,363	27.1%
Tower	4,319	1.7%	2,796	1.1%
Consumer CLEC	3,365	1.3%	4,378	1.8%
Total revenues	252,636	100.0%	245,210	100.0%
Costs and Expenses:
Interest expense	80,406	31.8%	78,784	32.1%
Depreciation and amortization	112,748	44.6%	113,444	46.3%
General and administrative expense	20,666	8.2%	22,068	9.0%
Operating expense	34,773	13.8%	30,172	12.3%
Transaction related costs	2,323	0.9%	8,512	3.5%
Other income	(1,038)	(0.4%)	(3,933)	(1.6%)
Total costs and expenses	249,878	98.9%	249,047	101.6%
Income (loss) before income taxes	2,758	1.1%	(3,837)	(1.6%)
Income tax benefit	(1,466)	(0.6%)	(8,672)	(3.5%)
Net income	4,224	1.7%	4,835	2.0%
Net income attributable to noncontrolling interests	93	0.0%	107	0.0%
Net income attributable to shareholders	4,131	1.6%	4,728	1.9%
Participating securities' share in earnings	(655)	(0.3%)	(388)	(0.2%)
Dividends declared on convertible preferred stock	(656)	(0.3%)	(656)	(0.3%)
Amortization of discount on convertible preferred stock	(745)	(0.3%)	(745)	(0.3%)
Net income attributable to common shareholders	$2,075	0.8%	$2,939	1.2%

The following tables set forth, for the three months ended September 30, 2018 and 2017, revenues and Adjusted EBITDA of our reportable segments:

	Three Months Ended September 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$174,822	$70,130	$4,319	$3,365	$-	$252,636

Adjusted EBITDA	$174,123	$28,480	$1,213	$765	$(5,421)	$199,160
Less:
Interest expense						80,406
Depreciation and amortization	83,857	26,605	1,734	498	54	112,748
Other income						(1,038)
Transaction related costs						2,323
Stock-based compensation						1,963
Income tax benefit						(1,466)
Net income						$4,224

	Three Months Ended September 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$171,673	$66,363	$2,796	4,378	$-	$245,210

Adjusted EBITDA	$171,215	$28,348	$(98)	$1,025	$(5,552)	$194,938
Less:
Interest expense						78,784
Depreciation and amortization	87,320	24,050	1,326	652	96	113,444
Other income						(3,933)
Transaction related costs						8,512
Stock-based compensation						1,968
Income tax benefit						(8,672)
Net income						$4,835

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

For the three months ended September 30, 2018, we recognized $173.7 million of revenue from rents under the Master Lease, which included $3.5 million of straight-line revenues and $6.0 million of TCI revenue.  For the three months ended September 30, 2017, we recognized $171.7 million of revenues from the Master Lease, which included $4.3 million of straight-line rent revenue, and $4.0 million of TCI revenue.  The increase in TCI revenue is attributable to increased investment by Windstream in TCIs. Windstream invested $31.8 million in TCIs during the three months ended September 30, 2018, a decrease from $52.5 million it invested in TCIs during the three months ended September 30, 2017. Since the inception of the Master Lease, Windstream has invested a total of $577.5 million in such improvements.

Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months, and as recently as June 2018. In addition, Windstream is involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default under such securities relating to the Spin-Off. On December 7, 2017, the entity issued a notice of acceleration to Windstream claiming that the alleged default had matured into an “event of default” and that the principal amount, along with accrued interest, of such securities was due and payable immediately. Windstream challenged the matter in federal court and a trial was held in July 2018.  As of the date of this quarterly report, a verdict has not been issued.  If Windstream receives an adverse ruling (and the ruling is not stayed or becomes final and unappealable), an actual “event of default” would result.  An actual “event of default” would trigger cross-default provisions in Windstream’s other debt instruments, including Windstream Services’ existing credit facility and all of its other notes, which, in turn, would trigger a default under the Master Lease.  In addition, Windstream is dependent upon distributions from its subsidiaries to fund its rental payments, and its subsidiaries’ debt instruments generally prohibit such distributions upon any event of default.  If an adverse outcome occurs with respect to this matter and Windstream does not have the ability and/or intent to pay under the Master Lease, there could be a material adverse impact to us.

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

For the three months ended September 30, 2018, we recognized $1.1 million of leasing revenues from non-Windstream triple-net leasing arrangements.  No such revenues were recognized for the three months ended September 30, 2017.

At September 30, 2018, Uniti Leasing had 4.1 million fiber strand miles, of which 3.6 million fiber strand miles were under long-term exclusive triple-net leases.

Fiber Infrastructure – For the three months ended September 30, 2018 and 2017, we recognized $70.1 million and $66.4 million of revenue, respectively, in our Fiber Infrastructure segment.  Fiber Infrastructure revenues for the three months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,
	2018		2017
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$32,920	46.9%	$35,108	52.9%
Enterprise and wholesale	16,052	22.9%	14,471	21.8%
E-Rate and government	16,463	23.5%	15,101	22.8%
Dark fiber and small cells	3,808	5.4%	1,702	2.5%
Other services	887	1.3%	(19)	(0.0%)
Total Fiber Infrastructure revenues	$70,130	100.0%	$66,363	100.0%

At September 30, 2018, we had approximately 18,057 customer connections, up from 16,324 customer connections at September 30, 2017.

Towers – The Uniti Towers portfolio consists of wireless communications towers across the Eastern and Central regions in the United States, and Latin America. Summarized geographical wireless tower information related to the Uniti Towers portfolio as of September 30, 2018 and 2017 is as follows:

	As of September 30,
	2018	2017
Towers:
United States	352	220
Latin America	495	432
Total	847	652

Towers revenues for the three months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,
(Thousands)	2018	% of Total	2017	% of Total
Towers revenues:
United States	$1,849	42.8%	$521	18.6%
Latin America	2,470	57.2%	2,275	81.4%
Total	$4,319	100.0%	$2,796	100.0%

The increase in revenue for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, is primarily driven by our development activities in the United States.

Consumer CLEC – For the three months ended September 30, 2018, we recognized $3.4 million of revenue from the Consumer CLEC Business, compared to $4.4 million for the three months ended September 30, 2017. The decrease is due to the effects of competition and customer attrition, as we served 23,674 customers as of September 30, 2018, a 25.1% decrease from 31,590 customers served at September 30, 2017.

Interest Expense

Interest expense for the three months ended September 30, 2018 totaled $80.4 million, which includes non-cash interest expense of $6.2 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the three months ended September 30, 2017 totaled $78.8 million, which includes non-cash interest expense of $6.1 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is related to an increase of interest expense incurred on the revolving credit facility of $3.3 million due to increased borrowings and LIBOR rates compared to the prior year, partially offset by a decrease in interest expense related to capitalized interest of $1.4 million, which was not incurred in the three months ended September 30, 2017.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended September 30, 2018 totaled $112.7 million (44.6% of revenue), which included property, plant and equipment depreciation of $106.4 million and intangible asset amortization of $6.3 million. Charges for depreciation and amortization for the three months ended September 30, 2017 totaled $113.4 million (46.3% of revenue), which included property, plant and equipment depreciation of $107.1 million and intangible asset amortization of $6.3 million.

General and Administrative Expense

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended September 30, 2018, general and administrative costs totaled $20.7 million (8.2% of revenue), compared to $22.1 million (9.0% of revenue) for the three months ended September 30, 2017.  The decrease is primarily driven by a $1.7 million decrease in compensation costs in our Fiber Infrastructure segment as a result of our integration efforts.

Operating Expense

Operating expense for the three months ended September 30, 2018, totaled $34.8 million (13.8% of revenue) compared to $30.2 million (12.3% of revenue) for the three months ended September 30, 2017.  Operating expense for our reportable segments for the three months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended September 30,
	2018		2017
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$30,165	12.0%	$25,406	10.3%
Towers	1,752	0.7%	1,411	0.6%
CLEC	2,600	1.0%	3,355	1.4%
Leasing	256	0.1%	-	0.0%
Total operating expenses	$34,773	13.8%	$30,172	12.3%

Fiber Infrastructure – For the three months ended September 30, 2018, Fiber Infrastructure operating expenses totaled $30.2 million as compared to $25.4 million for the three months ended September 30, 2017.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.  The increase in operating expenses is primarily attributable to an increase in network costs, specifically lit service expense as well an increase in construction costs.

Towers – Our Towers segment operating expense primarily consists of ground rent, some or all of which may be passed to our tenants, as well as regulatory fees and maintenance and repairs.  For the three months ended September 30, 2018, Towers operating expense included $1.4 million of ground rent expense, compared to $0.9 million for the three months ended September 30, 2017.  The change is attributable to an increase in completed towers at September 30, 2018 from September 30, 2017, driven by our development activity in the United States.

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended September 30, 2018 totaled $1.9 million (0.7% of revenue) and $0.2 million (0.1% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the three months ended September 30, 2017 totaled $2.5 million (1.0% of revenue) and $0.3 million (0.1% of revenue), respectively.

Other Income

We recognized in other income a realized gain of $0.8 million in connection with an escrow settlement related to our Latin American operations and a $0.2 million unrealized gain for mark-to-market adjustments on our contingent consideration arrangements for the three months ended September 30, 2018, compared to a $3.9 million unrealized gain for mark-to-market adjustments on our contingent consideration arrangements for the three months ended September 30, 2017.  The fair value of the contingent consideration arrangement connected to the July 3, 2017 acquisition of Hunt is determined using the closing price of our common shares in the active market, while the fair value of the contingent consideration arrangement in connection with the August 31, 2016 acquisition of Tower Cloud is determined using a discounted cash flow model and probability adjusted estimates of the future operational milestones.

Income Tax Benefit

We recorded a $1.5 million income tax benefit for the three months ended September 30, 2018, primarily driven by pre-tax loss in our Fiber Infrastructure segment. We recorded an $8.7 million benefit in income tax benefit for the three months ended September 30, 2017, primarily as a result of an $8.0 million income tax benefit we recorded related to the release of a valuation allowance due to the closing of the Southern Light transaction. The Southern Light transaction resulted in a deferred tax liability, and this future reversal of taxable temporary differences supports the realization of deferred tax assets which previously had a valuation allowance.

Comparison of the nine months ended September 30, 2018 and 2017

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Nine Months Ended September 30,
	2018		2017
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$521,481	69.8%	$512,893	76.6%
Fiber Infrastructure	204,486	27.4%	136,158	20.3%
Tower	10,161	1.4%	6,679	1.0%
Consumer CLEC	10,752	1.4%	13,966	2.1%
Total revenues	746,880	100.0%	669,696	100.0%
Costs and Expenses:
Interest expense	237,398	31.8%	227,235	33.9%
Depreciation and amortization	342,311	45.8%	317,404	47.4%
General and administrative expense	63,867	8.6%	49,549	7.4%
Operating expense	96,199	12.9%	74,258	11.1%
Transaction related costs	12,025	1.6%	32,213	4.8%
Other (income) expense	(1,574)	(0.2%)	9,638	1.4%
Total costs and expenses	750,226	100.5%	710,297	106.1%
Loss before income taxes	(3,346)	(0.5%)	(40,601)	(6.1%)
Income tax benefit	(5,208)	(0.7%)	(8,976)	(1.3%)
Net income (loss)	1,862	0.2%	(31,625)	(4.7%)
Net income attributable to noncontrolling interests	24	0.0%	107	0.0%
Net income (loss) attributable to shareholders	1,838	0.2%	(31,732)	(4.7%)
Participating securities' share in earnings	(1,992)	(0.2%)	(1,156)	(0.2%)
Dividends declared on convertible preferred stock	(1,968)	(0.3%)	(1,968)	(0.3%)
Amortization of discount on convertible preferred stock	(2,235)	(0.3%)	(2,235)	(0.3%)
Net loss attributable to common shareholders	$(4,357)	(0.6%)	$(37,091)	(5.5%)

The following tables set forth, for the nine months ended September 30, 2018 and 2017, revenues and Adjusted EBITDA of our reportable segments:

	Nine Months Ended September 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$521,481	$204,486	$10,161	$10,752	$-	$746,880

Adjusted EBITDA	$519,848	$87,080	$(417)	$2,606	$(16,245)	$592,872
Less:
Interest expense						237,398
Depreciation and amortization	257,055	78,754	4,786	1,495	221	342,311
Other income						(1,574)
Transaction related costs						12,025
Stock-based compensation						6,058
Income tax benefit						(5,208)
Net income						$1,862

	Nine Months Ended September 30, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$512,893	$136,158	$6,679	13,966	$-	$669,696

Adjusted EBITDA	$511,803	$52,533	$(1,075)	$3,514	$(15,265)	$551,510
Less:
Interest expense						227,235
Depreciation and amortization	261,037	50,618	3,505	1,955	289	317,404
Other expense						9,638
Transaction related costs						32,213
Stock-based compensation						5,621
Income tax benefit						(8,976)
Net loss						$(31,625)

Revenues

Leasing – Leasing revenues are primarily attributable to rental revenue from leasing the Distribution Systems to Windstream Holdings pursuant to the Master Lease.

For the nine months ended September 30, 2018, we recognized $519.8 million of revenue from rents under the Master Lease, which included $11.6 million of straight-line revenues and $16.7 million of TCI revenue.  For the nine months ended September 30, 2017, we recognized $512.9 million of revenues from the Master Lease, which included $13.0 million of straight-line rent revenue, and $9.8 million of TCI revenue.  The increase in TCI revenue is attributable to increased investment by Windstream in TCIs. Windstream invested $124.0 million in TCIs during the nine months ended September 30, 2018, a decrease from $166.3 million it invested in TCIs during the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, we recognized $1.6 million of leasing revenues from non-Windstream triple-net leasing arrangements.  No such revenues were recognized for the nine months ended September 30, 2017.

Fiber Infrastructure – For the nine months ended September 30, 2018 and 2017, we recognized $204.5 million and $136.2 million of revenue, respectively in our Fiber Infrastructure segment.  The increase to Fiber Infrastructure revenue is primarily driven by the timing of the July 3, 2017 acquisitions of Southern Light and Hunt.

Fiber Infrastructure revenues for the nine months ended September 30, 2018 and 2017 consisted of the following:

	Nine Months Ended September 30,
	2018		2017
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$99,740	48.8%	$83,656	61.4%
Enterprise and wholesale	47,032	23.0%	21,392	15.7%
E-Rate and government	44,850	21.9%	28,850	21.2%
Dark fiber and small cells	10,109	4.9%	2,557	1.9%
Other services	2,755	1.4%	(297)	(0.2%)
Total Fiber Infrastructure revenues	$204,486	100.0%	$136,158	100.0%

At September 30, 2018, we had approximately 18,057 customer connections, up from 16,324 customer connections at September 30, 2017.

Towers – Towers revenues for the nine months ended September 30, 2018 and 2017 consisted of the following:

	Nine Months Ended September 30,
(Thousands)	2018	% of Total	2017	% of Total
Towers revenues:
United States	$3,106	30.6%	$1,287	19.3%
Latin America	7,055	69.4%	5,392	80.7%
Total	$10,161	100.0%	$6,679	100.0%

The increase revenue for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, is primarily driven by our development activities in the United States and acquisition of additional NMS development towers in Latin America.

Consumer CLEC – For the nine months ended September 30, 2018, we recognized $10.8 million of revenue from the Consumer CLEC Business, compared to $14.0 million for the nine months ended September 30, 2017. The decrease is due to the effects of competition and customer attrition, as we served 23,674 customers as of September 30, 2018, a 25.1% decrease from 31,590 customers served at September 30, 2017.

Interest Expense

Interest expense for the nine months ended September 30, 2018, totaled $237.4 million, which includes non-cash interest expense of $18.3 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the nine months ended September 30, 2017 totaled $227.2 million, which includes non-cash interest expense of $17.1 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is related to $5.1 million of interest expense on the 2024 Notes issued in May of 2017, an increase in interest expense incurred on the revolving credit facility of $9.7 million due to increased borrowings and LIBOR rates compared to the prior year.   This was partially offset by a decrease in interest expense related to interest rate swaps of $1.9 million and a decrease in interest expense related to capitalized interest of $4.3 million, which was not incurred in the nine months ended September 30, 2017.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the nine months ended September 30, 2018 totaled $342.3 million, which included property, plant and equipment depreciation of $323.3 million and intangible asset amortization of $19.0 million. Charges for depreciation and amortization for the nine months ended September 30, 2017 totaled $317.4 million, which included property, plant and equipment depreciation of $305.8 million and intangible asset amortization of $11.6 million. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt.

General and Administrative Expense

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the nine months ended September 30, 2018, general and administrative costs totaled $63.9 million (8.6% of revenue), which includes $6.1 million of stock-based compensation expense. For the nine months ended September 30, 2017, general and administrative costs totaled $49.5 million (7.4% of revenue), which includes $5.6 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt, as Fiber Infrastructure general and administrative expenses for the nine months ended September 30, 2018 and 2017, totaled $36.7 million and $21.2 million, respectively.

Operating Expense

Operating expense for the nine months ended September 30, 2018, totaled $96.2 million (12.9% of revenue) compared to $74.3 million (11.1% of revenue) for the nine months ended September 30, 2017.  Operating expense for our reportable segments for the nine months ended September 30, 2018 and 2017 consisted of the following:

	Nine Months Ended September 30,
	2018		2017
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$81,660	10.9%	$60,369	9.0%
Towers	5,972	0.8%	3,436	0.5%
CLEC	8,145	1.1%	10,453	1.6%
Leasing	422	0.1%	-	0.0%
Total operating expenses	$96,199	12.9%	$74,258	11.1%

Fiber Infrastructure – The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of Southern Light and Hunt.  For the nine months ended September 30, 2018, Fiber Infrastructure operating expenses totaled $81.7 million as compared to $60.4 million for the nine months ended September 30, 2017.  The increase in operating expenses is primarily attributable to an increase in network costs, specifically lit service and maintenance expenses.

Towers – Our Towers segment operating expense consists primarily of ground rent, some or all of which may be passed to our tenants, as well as regulatory fees and maintenance and repairs.  For the nine months ended September 30, 2018, Towers operating expense included $3.6 million of ground rent expense, compared to $2.2 million for the nine months ended September 30, 2017.  The change is attributable to an increase in completed towers at September 30, 2018 from September 30, 2017, driven by our development activity in the United State and acquisition of additional NMS development towers in Latin America.

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and also included costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the nine months ended September 30, 2018 totaled $6.0 million (0.8% of revenue) and $0.6 million (0.1% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the nine months ended September 30, 2017 totaled $7.8 million (1.2% of revenue) and $1.1 million (0.2% of revenue), respectively.

Other (Income) Expense

We recognized in other (income) expense a realized gain of $0.8 million in connection with an escrow settlement related to our Latin American operations and a $0.7 million unrealized gain for mark-to-market adjustments on our contingent consideration arrangements for the nine months ended September 30, 2018, compared to a $9.6 million unrealized loss for mark-to-market adjustments on our contingent consideration arrangements for the nine months ended September 30, 2017.  The fair value of the contingent consideration arrangement connected to the July 3, 2017 acquisition of Hunt is determined using the closing price of our common shares in the active market, while the fair value of the contingent consideration arrangement in connection with the August 31, 2016 acquisition of Tower Cloud is determined using a discounted cash flow model and probability adjusted estimates of the future operational milestones.

Income Tax Benefit

We recorded a $5.2 million income tax benefit for the nine months ended September 30, 2018, $1.3 million of which relates to the impact of the reduction in the corporate tax rate under the Tax Bill on purchase price allocation adjustments recorded during the three months ended September 30, 2018 and the remainder of which is primarily driven by pre-tax loss in our Fiber Infrastructure segment.  We recorded a $9.0 million income tax benefit for the nine months ended September 30, 2017, primarily as a result of an $8.0 million income tax benefit we recorded primarily related to the release of a valuation allowance due to the closing of the Southern Light transaction. The Southern Light transaction resulted in a deferred tax liability, and this future reversal of taxable temporary differences supports the realization of deferred tax assets which previously had a valuation allowance.

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

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2018	2017	2018	2017
Net income (loss)	$4,224	$4,835	$1,862	$(31,625)
Depreciation and amortization	112,748	113,444	342,311	317,404
Interest expense	80,406	78,784	237,398	227,235
Income benefit	(1,466)	(8,672)	(5,208)	(8,976)
EBITDA	$195,912	$188,391	$576,363	$504,038
Stock based compensation	1,963	1,968	6,058	5,621
Transaction related costs	2,323	8,512	12,025	32,213
Other (income) expense	(1,038)	(3,933)	(1,574)	9,638
Adjusted EBITDA	$199,160	$194,938	$592,872	$551,510

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2018	2017	2018	2017
Net income (loss) attributable to common shareholders	$2,075	$2,939	$(4,357)	$(37,091)
Real estate depreciation and amortization	93,295	95,519	284,271	278,714
Participating securities share in earnings	655	388	1,992	1,156
Participating securities share in FFO	(655)	(388)	(1,992)	(1,156)
Adjustments for noncontrolling interests	(2,152)	(2,222)	(6,556)	(2,222)
FFO attributable to common shareholders	$93,218	$96,236	$273,358	$239,401
Transaction related costs	2,323	8,512	12,025	32,213
Change in fair value of contingent consideration	(199)	(3,933)	(687)	9,091
Amortization of deferred financing costs and debt discount	6,193	6,110	18,340	17,091
Stock based compensation	1,963	1,968	6,058	5,621
Non-real estate depreciation and amortization	19,453	17,925	58,040	38,690
Straight-line revenues	(3,532)	(3,609)	(10,932)	(10,857)
Maintenance capital expenditures	(1,015)	(1,476)	(3,165)	(3,454)
Amortization of discount on convertible preferred stock	745	745	2,235	2,235
Adjustment to deferred tax valuation analysis	-	(7,992)	-	(7,992)
Other non-cash (revenue) expense, net	(8,738)	(3,509)	(25,998)	(9,304)
Adjustments for noncontrolling interests	(368)	(310)	(1,203)	(310)
AFFO attributable to common shareholders	$110,043	$110,667	$328,071	$312,425

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with SEC on March 1, 2018. As of September 30, 2018, there has been no material change to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities, including capital expenditures, and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and proceeds from the issuance of debt and equity securities.

As of September 30, 2018, we had cash and cash equivalents of $118.5 million and $210 million of undrawn borrowing capacity under the Revolving Credit Facility.  Subsequent to September 30, 2018, we used an aggregate of $273.8 million of funds for the closing of the CableSouth and ITS transactions, recurring interest payments, and declared dividend distributions.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our debt instruments would impose significant restrictions on our ability to pay dividends.

Cash provided by operating activities was $399.9 million and $337.8 million for the nine months ended September 30, 2018 and 2017, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

Cash used in investing activities was $300.4 million for the nine months ended September 30, 2018, which was driven by capital expenditures ($297.1 million), primarily related to our Uniti Fiber and Uniti Leasing businesses. Cash used in investing activities was $957.2 million for the nine months ended September 30, 2017, which was driven by the acquisitions of Southern Light ($635.9 million), Hunt ($127.9 million), NMS assets ($68.6 million), and ground lease investments ($13.9 million), partially offset by a Tower Cloud working capital adjustment ($0.2 million), and capital expenditures ($111.1 million), primarily related to our Uniti Fiber and Uniti Towers businesses. The increase in capital expenditures is due to network deployments related to our Uniti Fiber and Uniti Towers businesses.

As of September 30, 2018, under the terms of the purchase agreement with NMS, we acquired 89 of the 105 towers, which were under development at the time of the NMS acquisition, for approximately $8.4 million.  We do not expect to close on any additional NMS development towers.

Cash used in financing activities was $41.0 million for the nine months ended September 30, 2018, which primarily represents the dividend payments ($318.1 million), contingent consideration payments ($18.6 million), principal payments related to the Term Loan Facility ($15.8 million), and distributions paid to noncontrolling interests ($7.4 million), partially offset by net borrowings under the Revolving Credit Facility ($260.0 million) and net proceeds under our ATM Program ($64.4 million). Cash provided in financing activities was $497.2 million for the nine months ended September 30, 2017, which primarily represents the net proceeds from the sale of common stock through a public offering ($498.9 million) and proceeds from the 2024 Notes issued in May 2017 ($201.0 million), which were used to fund the acquisitions of Southern Light and Hunt, and net borrowings under the Revolving Credit Facility ($160.0 million), partially offset by dividend payments ($294.3 million), deferred financing costs related to the term loan repricing and 2024 Notes issued in May 2017 ($28.5 million), contingent consideration payments ($19.9 million), and principal payments related to the Term Loan Facility ($15.8 million).

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the quarter ended September 30, 2018, we issued and sold 3.2 million shares of common stock at a weighted average price of $20.52 per share under the ATM Program, receiving net proceeds of $64.4 million, after commissions of $0.8 million and other offering costs. As of September 30, 2018, we have approximately $184.8 million available for issuance under the ATM Program.  This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

We anticipate our cash on hand and borrowing availability under the Revolving Credit Facility, cash flows provided by operating activities, together with funds anticipated to be accessed in the capital markets will be sufficient to fund our business operations, capital expenditures and, debt service and distributions to our shareholders over the next twelve months.

The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

Contractual Obligations

As of September 30, 2018, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$582	$2,558	$1,710	$4,871
Interest payments on long-term debt obligations(b)	250	497	420	110	1,277
Operating leases	11	13	6	16	46
Capital Leases	9	15	13	54	91
Network deployment(c)	47	-	-	-	47
Total projected obligations and commitments(d)	$338	$1,107	$2,997	$1,890	$6,332

(a)	Excludes $125.9 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Interest rates on our Term Loan Facility are based on our swap rates.
(c)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(d)	Excludes $64.4 million of derivative asset related to interest rate swaps maturing on October 24, 2022.

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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2017 - December 31, 2017	January 12, 2018	$0.60	December 29, 2017
January 1, 2018 - March 31, 2018	April 13, 2018	$0.60	March 30, 2018
April 1, 2018 - June 30, 2018	July 13, 2018	$0.60	June 29, 2018
July 1, 2018 - September 30, 2018	October 15, 2018	$0.60	September 28, 2018

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The accounting for lessors remains largely unchanged from existing guidance.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements by reviewing its existing operating lease contracts in which we are the lessee and service contracts that may include embedded leases. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right-of-use assets, the extent of the impact of a gross-up is under evaluation. The Company does not anticipate material changes to the recognition of operating lease expense in its Consolidated Statements of Income.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Severance Agreement dated as of September 10, 2018 by and between Uniti Group Inc. and Mark A. Wallace (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of September 14, 2018 (File No. 001-36708))

10.2

Severance Agreement dated as of September 10, 2018 by and between Uniti Group Inc. and Daniel L. Heard (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of September 14, 2018 (File No. 001-36708))

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

UNITI GROUP INC.

Date:	November 1, 2018	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 1, 2018	/s/ Blake Schuhmacher
Blake Schuhmacher Vice President – Chief Accounting Officer (Principal Accounting Officer)