Form 10-K
period 2018-12-31
Uniti Group Inc.
filed 2019-03-18
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2018, was $2,842,783,509

The number of shares of the Registrant’s common stock outstanding as of March 6, 2019 was 183,103,947.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the effect of Windstream Holdings, Inc.’s (“Windstream Holdings” and together with its subsidiaries, “Windstream”) bankruptcy and Windstream’s performance under its long-term exclusive triple-net lease with us (the “Master Lease”); our expectations with respect to the treatment of the Master Lease in Windstream’s petition for relief under Chapter 11 of the Bankruptcy Code; our expectations regarding the effect of substantial doubt about our ability to continue as a going concern; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; expectations regarding the impact and integration of Information Transport Solutions, Inc. (“ITS”), CableSouth Media, LLC (“CableSouth”) and M2 Connections, including expectations regarding operational synergies with Uniti Towers and Uniti Fiber; expectations regarding settling conversion of our 3% convertible preferred stock in cash upon conversion; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") or Hunt's achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding the closing of the OpCo-PropCo partnership with Macquarie Infrastructure Partners (“MIP”) and related acquisition of Bluebird Network, LLC (“Bluebird”); expectations regarding the closing of the sale of Uniti Towers’ business in Latin America (the “Towers Disposition”); and expectations regarding the payment of dividends.

Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "believe(s)," "may," "will," "would," "could," "should," "seek(s)" and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•

the future prospects of our largest customer, Windstream Holdings, which, following a finding that it is in default of certain of its debt, on February 25, 2019, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code;

•	our ability to continue as a going concern if Windstream Holdings were to reject the Master Lease or be unable or unwilling to perform its obligations under the Master Lease;
•	the ability and willingness of our customers to meet and/or perform their obligations under any contractual arrangements entered into with us, including master lease arrangements;
•	the ability of our customers to comply with laws, rules and regulations in the operation of the assets we lease to them;
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

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;

•	our ability to access debt and equity capital markets;
•	the impact on our business or the business of our customers as a result of credit rating downgrades, and fluctuating interest rates;
•	adverse impacts of litigation or disputes involving us or our customers;
•	our ability to retain our key management personnel;
•	our ability to maintain our status as a real estate investment trust (“REIT”), including as a result of the effects of the recent events with respect to our largest customer, Windstream Holdings;
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs, including the impact of the recently enacted U.S. tax reform legislation;
•	covenants in our debt agreements that may limit our operational flexibility;
•	the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments;

•	the risk that the agreements regarding the Bluebird acquisition may be modified or terminated prior to expiration or that the conditions to the Bluebird acquisition may not be satisfied;
•	the risk that the agreements regarding the Towers Disposition may be modified or terminated or that the conditions to the Towers Disposition may not be satisfied; and
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

PART I

Item 1. Business.

The Company

Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”) was incorporated in the state of Maryland on September 4, 2014. Uniti is an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers.

On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2018, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

For the year ended December 31, 2018, we had revenues of $1,017.6 million, net income attributable to common shareholders of $8.0 million, Funds From Operations (“FFO”) of $373.7 million and Adjusted Funds From Operations (“AFFO”) of $443.8 million. Both FFO and AFFO are non-GAAP financial measures, which we use to analyze our results. Refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report for additional information regarding these non-GAAP measures. As of December 31, 2018, we managed our operations in four reportable business segments, which are described in more detail in Note 14 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

Business

We are an independent, internally-managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We manage our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing and Talk America.

Refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments, of this Annual Report for additional information regarding significant developments in our business in 2018.

Uniti Fiber

Uniti Fiber is a leading provider of infrastructure solutions, including cell site backhaul and small cell for wireless operators and ethernet, wavelengths and dark fiber for telecommunications carriers and enterprises. With Uniti Fiber, our goal is to capitalize on the rising demand by carriers and enterprises for dark fiber, establish ourselves as a proven small-cell systems provider and leverage wholesale enterprise opportunities as well as opportunities through the School and Libraries Program (commonly referred to as E-Rate) administered by the Universal Service Administrative Company. We believe fiber is the mission-critical focal point in the modern communications infrastructure industry and that Uniti Fiber will accelerate our growth and diversification strategy and expand our relationships with high quality national and international wireless carriers.

At December 31, 2018, Uniti Fiber’s revenues under contract were over $1.3 billion, with a network consisting of 1.7 million strand miles of fiber and approximately 18,200 customer connections.  Results for Uniti Fiber are reported in our consolidated financial statements in our Fiber Infrastructure business segment.

Uniti Towers

Uniti Towers’ primary business is constructing and leasing space on communications towers to wireless service providers and other tenants in a number of other industries. Uniti Towers’ leadership has substantial experience in the telecommunications industry and has been overseeing construction and operation of thousands of wireless towers both domestically and abroad for decades. Uniti Towers provides build-to-suit opportunities using customized master lease agreements designed for long-term carrier partnerships. We believe that our strategy of focusing on fiber and towers through Uniti Fiber and Uniti Towers is highly synergistic and will drive incremental growth opportunities.

At December 31, 2018, Uniti Towers’ portfolio consisted of 430 wireless communications towers located in 26 states across the eastern and central regions in the United States, and 498 wireless communications towers in Latin America.  Results for Uniti Towers are reported in our consolidated financial statements in our Towers business segment.

On February 19, 2019, the Company announced it had agreed to sell Uniti Towers’ Latin America business to an entity controlled by Phoenix Towers International (“PTI”) for cash consideration of approximately $100 million. PTI will acquire approximately 500 towers located across Mexico, Colombia and Nicaragua. The transaction is subject to customary closing conditions and is expected to close by the end of the first quarter of 2019.

Uniti Leasing

Uniti Leasing is engaged in acquiring mission-critical communications assets, such as fiber, data centers, next-generation consumer broadband, coaxial and upgradeable copper, and leasing them back to anchor customers on either an exclusive or shared-tenant basis.  Presently, a substantial portion of Uniti Leasing’s revenue is rental revenues from leasing the Distribution Systems to Windstream pursuant to the Master Lease.  We believe our attractive cost of capital and advantaged REIT structure will enable Uniti Leasing to provide creative and tax-efficient solutions to additional customers, including (i) sale leaseback transactions, whereby Uniti Leasing acquires existing infrastructure assets from communications service providers and leases them back on a long-term basis; (ii) capital investment financing, whereby Uniti Leasing offers communications service providers a cost-efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iii) mergers and acquisitions financing, whereby Uniti Leasing facilitates mergers and acquisition transactions as a capital partner.  Results for Uniti Leasing are reported in our consolidated financial statements in our Leasing business segment.

Talk America

We conduct the Consumer CLEC Business through Talk America Services, LLC. Talk America provides local telephone, high-speed Internet and long-distance service to approximately 22,500 customers principally located in 17 states across the eastern and central United States. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers.

Results for Talk America are reported in our consolidated financial statements in our Consumer CLEC business segment.

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

Strategy

Our primary goal is to create long-term stockholder value by (i) generating reliable and growing cash flows, (ii) diversifying our tenant and asset base, (iii) paying a dividend, and (iv) maintaining our financial strength and liquidity. To achieve this goal, we employ a business strategy that leverages our first mover advantages in the sector and our strong access to the capital markets. The key components of our business strategy are:

Acquire Additional Infrastructure Assets Through Sale Leaseback Transactions

We actively seek to acquire communications infrastructure assets from communication service providers and lease these assets back to the communication service providers on a long-term basis. We believe this type of transaction benefits the communication service providers with incremental liquidity which can be used to reduce indebtedness or for other investments, while they continue to focus on their existing business. We will employ a disciplined, opportunistic acquisition strategy and seek to price transactions appropriately based on, among other things, growth opportunities, the mix of assets acquired, length and terms of the lease, and credit worthiness of the tenant.

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

Capitalize on the Market Demand for Increased Bandwidth Infrastructure and Performance

Bandwidth intensive devices and applications are rapidly fueling worldwide consumption of bandwidth, which in turn fuels a continuously growing demand for stable and secure bandwidth options.  Communications service providers and other enterprises whose services and businesses require substantial amounts of bandwidth are increasingly looking to infrastructure providers to support their bandwidth needs and to expand the reach, performance and security of their networks.  We believe Uniti Fiber is well positioned to capitalize on this ongoing demand for bandwidth infrastructure solutions.

Fund Capital Extensions to Existing and New Tenants for Improvements of Infrastructure Assets

We believe the communications infrastructure industry in the United States is currently going through an upgrade cycle driven by consumers’ general desire for greater bandwidth and wireless services. These upgrades require significant capital expenditures, and we believe Uniti provides an attractive, non-competitive funding source for communication service providers to help accelerate the improvement and expansion of their networks at an attractive cost of capital.

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

Facilitate M&A Transactions in the Communication Service Sector as a Capital Partner

We believe Uniti can provide cost efficient funds to potential acquirers in the communication service sector, and thereby facilitate M&A transactions as a capital partner, including by partnering with operators through use of “OpCo-PropCo” structures, pursuant to we acquire the underlying network and other assets and the operator acquires the operations. The highly fragmented nature of the communication service sector is expected to result in more consolidation, which we believe will provide us ample opportunity to pursue these types of transactions.

Maintain Balance Sheet Strength and Liquidity

We seek to maintain a capital structure that provides the resources and financial flexibility to position us to capitalize on strategic growth opportunities. Our access to, and cost of, external capital is dependent on various factors, including general market conditions, credit ratings on our securities, interest rates and expectations of our future business performance. We intend to maintain a strong balance sheet through disciplined use of leverage, aiming to lower our relative cost of capital over time, and continuing to have access to multiple sources of capital and liquidity. As of December 31, 2018, we had $38.0 million of unrestricted cash and cash equivalents, and $110 million of undrawn borrowing capacity under our revolving credit facility, although we have since drawn substantially all of our revolver capacity. As of December 31, 2018, with the exception of our revolving credit facility, all of our debt is either fixed-rate debt, or floating-rate debt that we have fixed through the use of interest rate swaps.

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

Large Scale Anchor Tenant

We believe the assets we lease to Windstream under the Master Lease are critical for Windstream to successfully run its business and operations, and that Windstream will need the assets subject to the Master Lease while it undergoes its restructuring as set forth under “Risk Factors”. Windstream, as our anchor tenant, provides us with a base of rent revenues as an initial platform for us to grow and diversify our portfolio and tenant base.

Windstream is a publicly-traded company that provides advanced network communications and technology solutions for businesses across the United States. Windstream also offers broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas. Windstream continues to operate the Distribution Systems, hold the associated regulatory licenses and own and operate other assets, including distribution systems in select states not included in the Spin-Off.

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

Experienced and Committed Management Team

Our senior management team is comprised of veteran leaders with strong backgrounds in their respective disciplines. Our senior management team has extensive experience managing telecommunications operations, consummating mergers and acquisitions and accessing both debt and equity capital markets to fund growth and maintain a flexible capital structure.

Insurance

We maintain, or will require in our leases (including the Master Lease), that our tenants maintain, all applicable lines of insurance on our properties and their operations. Under the Master Lease, Windstream has the right to self-insure or use a captive provider with respect to its insurance obligations. We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants are customary for similarly situated companies in the telecommunications industry. However, our tenants may elect not to, or be able to, maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us. We may not continue to require the same levels of insurance coverage under our leases, including the Master Lease, and such insurance may not be available at a reasonable cost in the future or fully cover all losses on our properties upon the occurrence of a catastrophic event.  Moreover, we cannot guarantee the future financial viability of the insurers.

Employees

At December 31, 2018, we had 798 full-time employees. Except for 18 employees in Mexico, none of our employees are subject to a collective bargaining agreement.

Significant Customers

For the years ended December 31, 2018, 2017 and 2016, 68.2%, 74.8% and 87.9% of our revenues, respectively, were derived from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease.

On February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.  For a discussion of the impact that Windstream’s bankruptcy may have on the Master Lease, see Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K.

Government Regulation, Licensing and Enforcement

U.S. Telecommunications Regulatory Overview

Market Overview

Our subsidiaries and our tenants operate in a regulated market.  As operators of telecommunications facilities and services, both we and the current and future tenants of our telecommunications assets are typically subject to extensive and complex federal, state and local telecommunications laws and regulations. The Federal Communications Commission (“FCC”) regulates the provision of interstate and international telecommunications services, and state public utility commissions (“PUCs”) regulate intrastate telecommunications services. Federal and state telecommunications laws and regulations are wide-ranging, and violations of them can subject us and our tenants to civil, criminal and administrative sanctions. We expect that the telecommunications industry, in general, will continue to face increased regulation. Changes in laws and regulations and violations of federal or state laws or regulations by us or our tenants could have a significant direct or indirect effect on our operations and financial condition, as detailed below and set forth under “Risk Factors—Risks Related to Our Business.”

Our operations require that certain of our subsidiaries across all segments hold licenses or other forms of authorization from the FCC and state PUCs in those states where we operate, and in some jurisdictions our subsidiaries must file tariffs or other price lists describing their rates, terms and conditions of the services they provide.  The FCC and PUCs can modify or terminate a service provider’s license or other authority to provide telecommunications services for failure to comply with applicable laws and regulations.  The FCC and PUCs may also investigate our subsidiaries’ operations and may impose fines or other penalties for violations of the same.  In addition, our subsidiaries are required to submit periodic reports to the FCC and PUCs documenting their revenues and other data.  Some of this information is used as the basis for the imposition of various regulatory fees and other assessments. In order to engage in certain transactions in some jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours, and the transfer of assets, we are required to provide notice and/or obtain prior approval from certain governmental agencies.  Failure to obtain such approvals could subject us to fines or other penalties.

Our subsidiaries are subject to a number of federal and state regulations that govern the way we can conduct our business.  Such regulations also impose certain operating costs on our businesses.  These regulations can include restrictions on pricing flexibility for certain products, minimum service quality standards, service reporting, intercarrier compensation, contributions to universal service, and other obligations.

We have sought to structure the operations for our core real estate business in a manner that will not require us to become regulated as a public utility or common carrier by the FCC or PUCs, but a number of our business operations are nonetheless subject to federal, state, and local regulation, and we cannot guarantee that our core real estate business will not become further subject to federal, state, and local regulation in the future.

Consumer CLEC Business

Talk America operates the Consumer CLEC Business as a reseller of telecommunication services pursuant to a Wholesale Master Services Agreement and a Master Service Agreement with Windstream.  In almost all cases, Windstream does not own the underlying telecommunication facilities required to support the Consumer CLEC Business, rather it is a reseller of facility-based services pursuant to wholesale interconnection agreements with third-party carriers that own the underlying telecommunication facilities. Talk America is authorized and regulated as a CLEC and an interexchange (long-distance) service provider in most states where it has Consumer CLEC Business customers. These certifications subject Talk America to regulations requiring it to file and maintain tariffs for the rates charged to its Consumer CLEC Business customers for regulated services and to comply with service quality, service reporting and other regulatory obligations. Talk America’s ability to operate the Consumer CLEC Business is dependent on existing telecommunication regulations that allow access to such underlying facilities of other carriers at reasonable rates.  The FCC is considering proposals to eliminate the requirement that incumbent local exchange carriers offer unbundled network elements to companies like Windstream and Talk America.  We cannot predict how the FCC will resolve those proposals, nor whether such network elements will continue to be available in the future at the rates they are available today.

With respect to the broadband Internet services that we provide, traditionally, the FCC has recognized that broadband Internet access services are “information services” subject to limited regulation. In 2015, the FCC issued a “network neutrality” decision that declared broadband Internet access services to be subject to certain “telecommunications services” regulation under Title II of the Communications Act of 1934. These regulations would have limited the ways that broadband Internet access service providers could structure business arrangements and manage their networks and spurred additional restrictions, including rate regulation, which could adversely affect broadband investment and innovation. In 2017, the FCC voted to return broadband Internet access service to its prior classification as “information services.” As a result of these decisions, state legislators and governors have introduced, and in some cases passed, state laws and executive orders requiring different levels of adherence to “network neutrality” principles for broadband Internet access service providers active in the applicable states. As a result of these laws and regulations, it is unclear at this time how broadband services will be regulated in the future, and the potential impact those regulations may have on our broadband Internet service business.

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

Regulatory regimes outside of the United States and its territories vary by country and locality; however, these regulations typically require approval from local officials or government agencies prior to tower construction or modification or the addition of a new antenna to an existing tower. Additionally, some regulations include ongoing obligations regarding painting, lighting and maintenance. Our international operations may also be subject to limitations on foreign ownership of land in certain areas. Non-compliance with such regulations may lead to monetary penalties or deconstruction orders. Our international operations are also subject to various regulations and guidelines regarding employee relations and other occupational health and safety matters.

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

The failure to properly maintain towers pursuant to applicable regulatory requirements, such as but not limited to, lighting, painting, and other safety standards, can subject us to significant enforcement actions, including monetary penalties both within the United States and abroad.

Uniti Fiber

Our subsidiaries that compose Uniti Fiber own and operate significant fiber and other communications backhaul facilities throughout various regions of the United States. The provision of such services is subject to FCC and PUC licensure in many jurisdictions, and the companies are typically licensed as CLECs and/or interexchange carriers in those states where they operate.  The companies also hold various FCC wireless licenses in order to provide microwave backhaul services.  Because of the nature of the licenses that these companies hold, and the nature of the services that they provide, they are subject to various federal and state regulatory requirements, including, but not limited to, revenue and other reporting requirements and tariffing requirements.  The companies must also maintain their wireless licenses with the FCC, which requires construction and notification reporting and other regulatory requirements.  New fiber network construction is also subject to certain state and local governmental permitting and licensing requirements.  Delays in the local and state permitting process can delay the construction of new facilities.  Failure to abide by permit requirements can subject the company to fines and other penalties.

Regulatory Changes

Future revenues, costs and capital investment in the communication businesses of our tenants, Talk America, Uniti Fiber, Uniti Towers, and other related entities could be adversely affected by material changes to, or decisions regarding applicability of, government requirements, including, but not limited to, changes in rules governing inter-carrier compensation, interconnection access to network facilities, state and federal universal service fund (“USF”) support, rules governing the prices that can be charged for business data services, infrastructure location and siting rules, access to unbundled network elements, and other requirements.  Federal and state communications laws and regulations may be amended in the future, and other new laws and regulations may affect our business.  In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be vacated or modified at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have on our business.

In addition, regulations could create significant compliance costs for us.  Delays in obtaining FCC and PUC certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and conditions imposed in connection with such approvals could adversely affect the rates that we are able to charge our customers. Both our subsidiaries and our tenants may also be affected by legislation and/or regulation imposing new or additional obligations related to, for example, law enforcement assistance, cyber-security protection, intellectual property rights protections, environmental protections, consumer privacy, tax, or other areas.  We cannot predict how any such future changes may impact our business, or the business of our tenants.

Environmental Matters

A wide variety of federal, state and local environmental and occupational health and safety laws and regulations affect telecommunications operations and facilities. These laws and regulations, and their enforcement, involve complex and varied requirements, and many such laws and regulations impose strict liability for violations.  Some of these federal, state and local laws may directly impact us. Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property, such as us, may be liable for the costs of removal or remediation of hazardous or toxic substances at, under or disposed of in connection with such property, as well as other potential costs relating to hazardous or toxic substances (including government fines and damages for injuries to persons and adjacent property). The cost of any required remediation, removal, fines or personal property damages and the owner’s liability therefore could exceed or impair the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral, which, in turn, could reduce revenues.

Available Information

Our principal executive offices are located at 10802 Executive Center Drive, Benton Building Suite 300, Little Rock, AR 72211 and our telephone number is (501) 850-0820.  We maintain a website at www.uniti.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Our Exchange Act filings can also be found at www.sec.gov.

Current copies of our Code of Business Conduct and Ethics & Whistleblower Policy, Corporate Governance Guidelines, and the charters for our Audit, Compensation and Governance Committees are posted in the Corporate Governance section of the About Us page of our website at www.uniti.com.

Item 1A. Risk Factors.

Risks Related to Our Business

We are dependent on Windstream Holdings to make payments to us under the Master Lease, and an event that materially and adversely affects Windstream’s business, financial position or results of operations, including as a result of its recent petition for relief under Chapter 11 of the Bankruptcy Code, could materially and adversely affect our business, financial position or results of operations.

Windstream is the lessee of the Distribution Systems pursuant to the Master Lease and, therefore, is presently the source of a substantial portion of our revenues. There can be no assurance that Windstream will have sufficient assets, income and access to financing to enable it to satisfy its payment and other obligations under the Master Lease. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months.  Windstream has been involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off.  Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.

In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease. We believe that the Master Lease is essential to Windstream’s operations, however it is difficult to predict what could occur in a bankruptcy restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations. A rejection by Windstream of the Master Lease or its inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt and pay dividends to our stockholders as required to maintain our status as a REIT.

In the event of a rejection of the Master Lease, we cannot assure you that we will be able to locate a suitable replacement tenant or if we are successful in locating a replacement tenant, that the rental payments from the new tenant would not be significantly less than the existing rental payments. In addition, a rejection of the Master Lease by Windstream would result in an “event of default” under our Credit Agreement if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

There is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern and in its opinion on our December 31, 2018 financial statements, PricewaterhouseCoopers LLP, our independent registered public accounting firm, expressed substantial doubt as to whether we could continue as a going concern within one year after the date the financial statements are issued as a result of Windstream’s bankruptcy petition and the bankruptcy’s uncertain effects on the Master Lease. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. While the outcome is uncertain, we expect Windstream will continue to perform on the Master Lease and believe the probability of Windstream rejecting the lease in bankruptcy to be remote because the Master Lease is central to Windstream’s operations. We intend to reduce our capital expenditures and dividend as well as seek external funding in order to sustain our operations. If we do not succeed in raising such funds and reducing such expenditures and if Windstream elects to reject the Master Lease, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us. In addition, a failure to provide 2018 audited financial statements without a going concern opinion to the lenders under our Credit Agreement by March 31, 2019 would constitute a breach of the covenants of our Credit Agreement and, unless such default is waived by our lenders, would constitute an immediate event of default.  If an event of default were to occur under our Credit Agreement, the Credit Agreement’s administrative agent could declare all outstanding loans immediately due and payable. Such an acceleration would trigger cross-default provisions within the indentures governing our senior notes and thereby entitle the trustee and noteholders to accelerate the repayment of the senior notes.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the fourth amendment (the “Amendment”) to our Credit Agreement. During the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, the Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. The Amendment also increases the interest rate on our Term Loan Facility, which will now bear a rate of LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.0%, a 200 basis point increase over our previous rate. This increase will be in effect though the remaining term of the facility, which matures on October 24, 2022.

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

As of December 31, 2018, we had outstanding long term indebtedness of approximately $4.5 billion consisting of a combination of senior notes and term loans. Additionally, we have a revolving credit facility in an aggregate principal amount of up to $750 million, $110 million of which was undrawn as of December 31, 2018, provided by a syndicate of banks and other financial institutions. We have since drawn substantially all of our revolver capacity.  Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets or sell assets as needed, and our ability to pay dividends. Please see  “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Credit Agreement” for information about the terms of the limited waiver we received from the lenders to our Credit Agreement.

In addition, we continuously evaluate opportunities to refinance or repurchase existing debt.  However, in light of recent developments and uncertainty surrounding Windstream and the effect of substantial doubt about our ability to continue as a going concern, there can be no assurance that any debt refinanced would be on similar or more favorable terms than our existing agreements.  This would include the risk that interest rates could increase and/or there may be changes to our existing covenants.

We anticipate that we will have sufficient access to liquidity to fund our cash needs; if we are unable to do so, we would need to reduce our spending and it could have an adverse effect on us.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios.  We have also committed to spend $175 million on our proposed acquisition of Bluebird (for which we have obtained committed financing), net of the collection of prepaid rent.  We anticipate declaring dividends for the 2019 tax year to comply with our REIT distribution requirements.  We anticipate that we will partially finance these needs, together with operating expenses (including our debt service obligations) from our $38 million of cash on hand and $110 million of borrowing availability under the Revolving Credit Facility (although we have since drawn substantially all of our revolver capacity), cash flows provided by operating activities, together with funds anticipated from announced divestures.  However, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

In light of recent developments and uncertainty surrounding Windstream, we may take measures to conserve cash as we anticipate that it may be difficult for us to access the capital markets at attractive rates until such uncertainty is clarified.  Accordingly, we may elect to suspend, delay or reduce success-based capital expenditures and dividend payments to conserve cash and if necessary, we may pay one or more dividends that are required to maintain or REIT status in shares to the extent allowed under IRS REIT rules.  If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them.

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

In light of Windstream developments, we may curtail our acquisition activities during the pendency of Windstream’s bankruptcy in an effort to conserve cash.

We are dependent on the communications industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.

As the owner, lessor and provider of communications services and distribution systems serving the communications industry, we are impacted by the risks associated with the communications industry. Therefore, our success is to some degree dependent on the communications industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences, changes in communications technology designed to enhance the efficiency of communications distribution systems (including lit fiber networks and wireless equipment), and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the communications business or development and implementation of any such new technologies would likely have an adverse effect on our revenues.

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

At December 31, 2018, we had $692.4 million of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in key assumptions regarding our fair value, including any potential impacts of recent developments surrounding Windstream, as set forth in the first risk factor. Changes in these events and conditions or other assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.  For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7A-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our foreign operations are subject to economic, political and other risks that could materially and adversely affect our results of operations and financial condition.

Our international business operations expose us to potential adverse financial and operational problems not typically experienced in the United States, including:

•	international political, economic and legal conditions;
•	compliance with foreign regulations and/or laws affecting operations and projects;
•	difficulties in attracting and retaining staff and business partners to operate internationally;
•	language and cultural barriers;
•	seasonal reductions in business activities and operations in the countries where our international projects are located;
•	integration of foreign operations;
•	potential adverse tax consequences; and
•	potential foreign currency fluctuations.

In addition, many of our tenants in our international operations are subsidiaries of global telecommunications companies. These subsidiaries may not have the explicit or implied financial support of their parent entities. Any of these factors could adversely affect our results of operations and financial condition.

Our continued operations outside the United States increase the risk of violations of applicable anti-corruption laws in the future.

Our internal policies provide for compliance with all applicable anti-corruption laws, but despite our training and compliance programs, we cannot ensure that our internal control policies and procedures will always protect us from unauthorized, reckless or criminal acts committed by our employees, agents or partners.  A finding that the Company or its affiliates have violated the U.S. Foreign Corrupt Practices Act (“FCPA”) or similar foreign anti-corruption laws may result in severe criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, financial condition and results of operations.

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

We operate as a REIT for U.S. federal income tax purposes.  Our qualification as a REIT will depend on our satisfaction of certain highly technical and complex asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination and for which we may not obtain independent appraisals.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate liability could be substantial and could reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock and to service debt. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

In addition, as a result of the limited waiver and amendment to our Credit Agreement (discussed in the second risk factor) our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, generally will be restricted.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

We could fail to qualify as a REIT if income we receive from sale-leaseback transactions, such as income from Windstream pursuant to the Master Lease, is not treated as qualifying income.

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Windstream or other lessees will not be treated as qualifying rent for purposes of these requirements if the relevant lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If any of our leases, including the Master Lease, is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify as a REIT.

REIT distribution requirements could adversely affect our ability to execute our business plan, and we could elect to pay dividends substantially in the form of additional shares of our common stock.

We generally must qualify as a REIT and distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, for the U.S. federal corporate income tax not to apply to earnings that we distribute (assuming that certain other requirements are also satisfied). To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified for REITs under U.S. federal income tax laws. We currently intend to make distributions to our stockholders to comply with the REIT requirements of the Code.  However, as indicated in the risk factors above, as a result of recent developments surrounding Windstream, we may suspend, delay or reduce our dividend to conserve cash, and during the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, (discussed in the second risk factor) our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, generally will be restricted. Accordingly, because we are required to make distributions in certain amounts to our shareholders in order to maintain our REIT status and avoid incurring entity-level income and excise tax, we may elect to pay one or more dividends to our shareholders substantially in the form of additional shares of common stock.  If we do so, the common stock that we distribute would be taxable dividend income to our shareholders, in whole or in part, based on the fair market value of our common stock at the time the dividend is paid.

Our FFO is currently generated largely by rents paid under the Master Lease. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock and decrease cash available to service debt.

Recent developments surrounding Windstream could adversely affect our ability to continue to qualify as a REIT.

In addition to satisfying the distribution requirement described above in the immediately preceding risk factor, we must satisfy a number of other requirements in order to qualify as a REIT.  Recent developments surrounding Windstream, as described above in the first risk factor, could adversely affect our ability to satisfy several of these requirements and thus our ability to continue to qualify as a REIT.

For example, in order to qualify as a REIT for any year, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and “real estate assets” (as defined in the Code), and no more than 20% of the value of our total assets can be represented by securities (other than qualified real estate assets) of one or more TRSs, If we fail to comply with either of these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. Our ability to satisfy these requirements depends in substantial part on the value of the assets that are the subject of the Master Lease with Windstream, and any diminution in the value of such assets, including as a result of any diminution in the implied value of the Master Lease as a result of changes in the financial condition or creditworthiness of Windstream, Windstream’s rejection of the Master Lease in bankruptcy or Windstream’s inability or unwillingness to meet its rent and other obligations under the Master Lease, could adversely affect our ability to satisfy these requirements at the end of any calendar quarter, and there can be no assurance that we would be able to timely correct any such failure or otherwise qualify for any statutory relief provision.

In addition, under applicable provisions of the Code, we will not be treated as a REIT for any year unless we satisfy various requirements, including requirements relating to the sources of our gross income in such year. Our ability to satisfy these gross income tests depends in substantial part on our receipt of rents paid under the Master Lease. The rejection by Windstream of the Master Lease, Windstream’s inability or unwillingness to meet its rent and other obligations under the Master Lease, or any suspension, delay or other reduction in the amount of rent that we receive under the Master Lease could adversely affect our ability to qualify as a REIT.

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

To qualify as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code). The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities (other than qualified real estate assets) of one or more TRSs, and no more than 25% of the value of our total assets can be represented by nonqualified publicly offered REIT debt instruments (as defined in the Code). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result of such asset limitations, we may be required to forego otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders and servicing our debt.

Risks Related to Our Common Stock

We cannot guarantee our ability to pay dividends in the future.

To qualify as a REIT, our annual dividend must not be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors herein. Dividends will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot ensure that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.  As a result of recent actions related to Windstream, as set forth in the first risk factor, we may choose to reduce or suspend our dividend for a period of time until the situation is clarified. Moreover, during the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, (discussed in the second risk factor and “Risks Related to the Status of Uniti as a REIT – REIT distribution requirements could adversely affect our ability to execute our business plan”) our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, generally will be restricted. Accordingly, because we are required to make distributions in certain amounts to our shareholders in order to maintain our REIT status and avoid incurring entity-level income and excise tax, we may elect to pay one or more dividends to our shareholders substantially in the form of additional shares of common stock.  If we do so, the common stock that we distribute would be taxable dividend income to our shareholders, in whole or in part, based on the fair market value of our common stock at the time the dividend is paid.

Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described above under “Risks Related to the Status of Uniti as a REIT—REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

The market price and trading volume of our common stock may fluctuate widely.

We cannot predict the prices at which our common stock may trade.  The market price of our common stock has fluctuated significantly since February 15, 2019 and may continue to fluctuate significantly, depending upon many factors, some of which may be beyond our control, including the collateral consequences that have resulted, or could result, from Windstream’s bankruptcy.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Uniti and its subsidiaries own approximately 112,300 fiber network route miles, representing approximately 5.6 million fiber strand miles, approximately 215,100 route miles of copper cable lines, central office land and buildings across 42 states and beneficial rights to permits, pole agreements and easements.

Leasing Segment

Uniti Leasing’s network properties include its fiber route miles and copper route miles. Below is a geographic distribution summary as of December 31, 2018:

Location	Fiber Route Miles	Copper Route Miles	Total Route Miles
GA	10,000	43,800	53,800
TX	9,500	33,400	42,900
IA	8,600	32,700	41,300
KY	8,200	30,200	38,400
NC	4,700	18,200	22,900
IL	3,700	—	3,700
OH	3,500	10,300	13,800
AR	3,400	11,100	14,500
IN	2,700	—	2,700
FL	2,200	7,700	9,900
MI	2,100	—	2,100
WI	2,100	—	2,100
CA	1,800	—	1,800
OK	1,700	10,800	12,500
MO	1,600	8,400	10,000
PA	1,400	100	1,500
TN	1,300	—	1,300
NM	1,100	—	1,100
VA	1,100	4,800	5,900
WV	900	—	900
AL	700	—	700
NV	700	2,200	2,900
CO	600	—	600
AZ	500	—	500
OR	500	—	500
KS	500	—	500
WY	500	—	500
MS	400	1,400	1,800
Other(1)	1,000	100	1,100
Total	77,000	215,200	292,200
(1) Includes 13 states.

Fiber Segment

Uniti Fiber’s network properties include its fiber route miles and wireless communication towers. Below is a geographic distribution summary as of December 31, 2018:

Location	Fiber Route Miles
GA	5,700
LA	5,500
FL	5,100
PA	4,400
AL	3,500
MS	2,800
IL	2,400
VA	1,600
NY	1,500
TX	900
Other(1)	1,900
Total	35,300
(1) Includes 14 states.

Towers Segment

Uniti Towers’ network properties include its wireless communication towers. Below is a geographic distribution summary as of December 31, 2018:

Location	Towers
LA	154
TX	65
WI	25
IL	24
AR	22
AL	20
NM	20
MS	19
GA	17
NE	12
KY	9
MN	7
OK	6
PA	5
TN	5
OH	3
NC	3
SC	3
Other(1)	11
Total Domestic	430

Mexico	342
Colombia	101
Nicaragua	55
Total International	498

Total	928
(1) Includes 8 states.

Item 3. Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Pursuant to the Master Lease, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided by Windstream to us. If Windstream assumes the Master Lease, it would be obligated to honor all indemnification claims. If Windstream were to reject the Master Lease, any indemnification claims would be treated as unsecured claims, and, if that were to occur, there can be no assurance we would receive any indemnification payments from Windstream.  While these actions and proceedings are not believed to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on Windstream’s business, financial position or results of operations, which, in turn, could have a material adverse effect on our business, financial position or results of operations if Windstream is unable to meet its indemnification obligations.

Windstream has been involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off.  Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.

In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  While we believe that the Master Lease is essential to Windstream’s operations, it is difficult to predict what could occur in a restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations. See Item 1A Risk Factors for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial conditions.  A rejection by Windstream of the Master Lease or its inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with debt covenants and pay dividends to our stockholders as required to maintain our status as a REIT. A rejection of the Master Lease by Windstream would result in an “event of default” under our Credit Agreement if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “UNIT.”

Holders

As of March 6, 2019, the closing price of our common stock was $8.63 per share as reported on the NASDAQ Global Select Market. As of March 6, 2019, we had 183,103,947 outstanding shares of common stock, 21,340 record holders and approximately 155,003 beneficial owners of our common stock.

Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. It has been our policy to declare dividends to common shareholders so as to comply with the provisions of the Internal Revenue Code governing REITs.

Any dividends must be declared by our Board of Directors, which will take into account various factors including our current and anticipated operating results, our financial position, REIT requirements, conditions prevailing in the market, restrictions in our debt documents and additional factors they deem appropriate. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends or to change the amount paid as dividends.  As a result of recent actions related to Windstream, as set forth in Item 1A Risk Factors, we may choose to reduce or suspend our dividend for a period of time until the situation is clarified.  In addition, during the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, the Amendment to our Credit Agreement (as set forth in Item 1A Risk Factors) generally limits our ability under the Credit Agreement to pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Stock Performance

The following graph shows a comparison from April 20, 2015 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2018 of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (S&P 400 Index), and the MSCI US REIT Index. The graph assumes that $100 was invested at the market open on April 20, 2015 and that all dividends were reinvested in the common stock of Uniti, the S&P 400 Index and the MSCI US REIT Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Stockholder Returns

Based on Investment of $100.00 Beginning on April 20, 2015

	4/20/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Uniti Group Inc.	$100.00	$72.33	$107.65	$84.94	$84.93
S&P 400 Index	100.00	92.56	111.76	129.90	115.50
MSCI US REIT Index	100.00	100.78	109.46	115.08	109.89

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	300	$19.82	—	—
November 1, 2018 to November 30, 2018	3,940	20.10	—	—
December 1, 2018 to December 31, 2018	—	—	—	—
Total	4,240	$20.08	—	—

(1)	The weighted-average price per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 6. Selected Financial Data.

The following table sets forth selected financial data for Uniti on a consolidated and combined historical basis as of the dates and for the years indicated.

Prior to April 24, 2015, we did not operate the Consumer CLEC Business separately from Windstream, nor did we commence our leasing business. The selected historical financial data as of December 31, 2014 and for the period from January 1, 2015 to April 24, 2015 and the year ended December 31, 2014 has been derived from the audited financial statements of the Consumer CLEC Business and Distribution Systems.

The following should be read in conjunction with the combined financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K.

	Year Ended December 31,					Year Ended December 31,
(Thousands, except per share data)	2018	2017	2016	April 24 - December 31, 2015	January 1 - April 24, 2015	2014
Statement of Income Data:
Total revenue(1)	$1,017,634	$916,032	$770,408	$476,314	$10,149	$36,015
Interest expense	319,591	305,994	275,394	181,797	*	*
Net income (loss) attributable to common shareholders	7,989	(16,552)	(5,497)	23,718	*	*
Earnings (loss) per common share - basic	0.05	(0.10)	(0.04)	0.16	*	*
Earnings (loss) per common share - diluted	$0.04	$(0.13)	$(0.04)	$0.16	*	*
Balance Sheet Data:
Total assets(2)	$4,592,937	$4,330,082	$3,318,752	$2,542,636	*	$2,588,450
Notes and other debt(3)	4,901,515	4,539,026	4,082,749	3,505,228	*	*
Total shareholders' (deficit) equity(4)	(1,493,203)	(1,207,142)	(1,402,445)	(1,166,906)	*	2,580,565
Other Data:
Dividends paid	426,094	400,210	367,830	156,854	*	*
Dividends declared per common share	2.40	2.40	2.40	1.64	*	*
Funds from operations ("FFO")(5)	373,741	352,477	346,051	259,829	*	*
Diluted FFO per common share	2.11	2.09	2.27	1.73	*	*
Adjusted funds from operations ("AFFO")(5)	443,755	424,824	398,537	267,077	*	*
Diluted AFFO per common share	$2.51	$2.51	$2.61	$1.78	*	*

* Information not applicable for periods presented

(1)	For periods prior to April 24, 2015, amounts represent revenues of the Consumer CLEC Business as an integrated operation within Windstream.
(2)	As of December 31, 2014 amounts represent the combined assets of the Consumer CLEC Business and the Distribution Systems.
(3)	As of December 31, 2018, 2017, and 2016, amount includes $55.3 million, $56.3 million, and $54.5 million of capital lease obligations, respectively.
(4)	As of December 31, 2014 amounts include the net assets contributed of the Consumer CLEC Business and the Distribution Systems.
(5)	For a more detailed discussion and reconciliation of FFO and AFFO, see “Non-GAAP Financial Measures” in Item 7.

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

On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”), to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived.

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

We expect to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including, (i) sale leaseback transactions, whereby we acquire existing infrastructure assets from third parties, including communication service providers, and lease them back on a long-term triple net basis; (ii) whole company acquisitions, which may include the use of one or more TRSs that are permitted under the tax laws to acquire and operate non-REIT businesses and assets subject to certain limitations; (iii) capital investment financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iv) mergers and acquisitions financing, whereby we facilitate mergers and acquisition transactions as a capital partner, including through operating company/property company (“OpCo-PropCo”) structures.

We manage our operations as four reportable business segments in addition to our corporate operations:

Leasing Segment: Represents a component of our REIT operations and includes the results from our leasing business, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis.

Fiber Infrastructure Segment: Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.

Towers Segment: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate and lease space on communications towers to wireless service providers and other tenants. Uniti Towers is a component of our REIT operations.

Consumer CLEC Segment: Represents the operations of Talk America through which we operate the Consumer CLEC Business that prior to the Spin-Off was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long distance services to customers in the eastern and central United States.

Corporate Operations: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, information technology systems, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar items. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 13 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

Significant Business Developments

Windstream Bankruptcy Filing.  Windstream has been involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off.  Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.

In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  While we believe that the Master Lease is essential to Windstream’s operations, it is difficult to predict what could occur in a restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations. See Item 1A Risk Factors for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial condition.  A rejection by Windstream of the Master Lease or its inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with debt covenants and pay dividends to our stockholders as required to maintain our status as a REIT.

In addition, a rejection of the Master Lease by Windstream would result in an “event of default” under our Credit Agreement if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

Going Concern. There are conditions and events which raise substantial doubt about our ability to continue as a going concern and in its opinion on our December 31, 2018 financial statements, PricewaterhouseCoopers LLP, our independent registered public accounting firm, expressed substantial doubt as to whether we could continue as a going concern within one year after the date the financial statements are issued as a result of Windstream’s bankruptcy petition and its potential uncertain effects on the Master Lease. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We expect Windstream will continue to perform on the Master Lease and believe it is unlikely that Windstream will reject the Master Lease because the Master Lease is central to Windstream’s operations. We also intend to reduce our capital expenditures and dividend as well as seek external funding in order to sustain our operations. The failure to provide 2018 audited financial statements without a going concern opinion to the lenders under our Credit Agreement by March 31, 2019 would constitute a breach of the covenants of our Credit Agreement and, unless such default is waived by our lenders, would constitute an immediate event of default. If an event of default were to occur under our Credit Agreement, the Credit Agreement’s administrative agent could declare all outstanding loans immediately due and payable. Such an acceleration would trigger cross-default provisions within the indentures governing our senior notes and thereby entitle the trustee and noteholders to accelerate the repayment of the senior notes.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the Amendment to our Credit Agreement. During the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, the Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. The Amendment also increases the interest rate on our Term Loan Facility, which will now bear a rate of LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.0%, a 200 basis point increase over our previous rate. This increase will be in effect though the remaining term of the facility, which matures on October 24, 2022.

Sale of Latin American Tower Portfolio. On February 19, 2019, the Company announced it had agreed to sell its Uniti Towers’ business in Latin America to an entity controlled by Phoenix Towers International (“PTI”) for cash consideration of approximately $100 million. PTI will acquire approximately 500 towers located across Mexico, Colombia and Nicaragua. The transaction is subject to customary closing conditions and is expected to close by the end of the first quarter of 2019.  This sale will realize value for our stockholders and allows us to focus on growth opportunities in the United States.  Uniti Towers will continue to be a significant component of our strategy to provide a full suite of solutions to wireless carriers and other customers.

Bluebird Network, LLC Operating Company – Property Company Transaction.  On January 15, 2019, the Company entered into an OpCo-PropCo transaction with Macquarie Infrastructure Partners (“MIP”) to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets ("MIRA") division of Macquarie Group.  Bluebird’s network consists of approximately 178,000 fiber strand miles in the Midwest across Missouri, Kansas, Illinois and Oklahoma. In the transaction, Uniti has agreed to purchase the Bluebird fiber network and MIP has agreed to purchase the Bluebird operations. In addition, Uniti has agreed to sell Uniti Fiber’s Midwest operations to MIP, while Uniti will retain its existing Midwest fiber network. Uniti is acquiring the fiber network of Bluebird for $319 million, of which $175 million will be funded by Uniti in cash and $144 million from pre-paid rent to be received from MIP at closing. In connection with the sale of the Company’s Midwest operations, we will receive total upfront cash of approximately $37 million, including related pre-paid rent to be received from MIP at closing. These transactions are subject to regulatory and other closing conditions and are expected to close by the end of the third quarter of 2019. Concurrently with the closing of these transactions, Uniti will lease the Bluebird fiber network and its Midwest fiber network on a combined basis to MIP, under a long-term triple net lease, with initial annual cash rents of approximately $20.3 million. The lease will be reported within the results of our Leasing segment.  The Midwest operations that will be sold to MIP are currently reported in our Fiber Infrastructure segment.

Acquisition of Information Transport Solutions, Inc. On October 19, 2018, we completed the acquisition of Information Transport Solutions, Inc. (“ITS”). We acquired all the outstanding membership interests of ITS for approximately $59.6 million in cash, including the payoff of existing indebtedness and unpaid transaction expenses. ITS is a full-service provider of technology solutions, primarily to educational institutions in Alabama and Florida.

Over 30% of ITS’s total revenue is on Uniti Fiber’s network, which is expected to increase under Uniti Fiber’s ownership.  The results of operations of ITS are reflected in the Fiber Infrastructure segment beginning October 19, 2018.

Hurricane Michael. During October 2018 Hurricane Michael made landfall as a Category 4 hurricane.  The storm resulted in significant damage to the Uniti Fiber network in Florida’s Bay County and surrounding areas.  Shortly after landfall we dedicated substantial internal and third-party resources to repair and replace the damaged network, as well as to make enhancements to the network in the impacted areas.  As of December 31, 2018, we incurred $3.0 million of costs associated with the restoration efforts and wrote off $3.7 million of network assets that were destroyed.  We anticipate full recovery of these costs and expense through insurance proceeds.

Acquisition and Lease-back of CableSouth Media, LLC Fiber Assets. On October 9, 2018, we completed the acquisition of fiber assets from CableSouth Media, LLC (“CableSouth”) for cash consideration of $31 million. In the transaction, Uniti acquired 43,000 fiber strand miles located across Arkansas, Louisiana and Mississippi, of which 34,000 fiber strand miles were leased back to CableSouth on a triple-net basis. Uniti has exclusive use of 9,000 fiber strand miles, which are adjacent to Uniti Fiber’s southern network footprint. The initial lease term is 20 years with four 5-year renewal options at CableSouth’s discretion. Annual cash rent is initially $2.9 million with a fixed annual escalator of 2.0%.  The results of this transaction are recorded within our Leasing segment.

Acquisition and Lease-back of U.S. TelePacific Holding Corp. Fiber Assets. On September 19, 2018, we completed the acquisition and lease-back of the California fiber assets of U.S. Telepacific Holding Corp. (“TPx”), for total cash consideration of $70 million.  On May 1, 2018, we completed the acquisition and lease-back of the non-California fiber assets of TPx, which included exclusive use fiber strand miles in Texas, for total cash consideration of $25 million.  The initial lease term is 15 years with five 5-year renewal options at TPx’s discretion. Initial annual cash rent related to the non-California and California assets is $8.8 million with a fixed annual escalator of 1.5%.  The results of these transactions are recorded within our Leasing segment.

IRS Private Letter Ruling. During July 2018, we received a favorable private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”) in connection with our request for guidance to clarify the treatment of income the Company receives from certain communication infrastructure assets.  In the PLR, the IRS addressed and favorably ruled that the revenues generated from certain communication infrastructure assets that presently are part of our TRSs would be considered rent from real property.

Dark Fiber Acquisition and Anchor Tenant Lease. On May 10, 2018, the Company acquired from CenturyLink, Inc. 30 long-haul intercity dark fiber routes totaling 11,000 route miles and 270,000 fiber strand miles across 25 states.  This transaction was approved by the U.S. Department of Justice as a condition of the merger between CenturyLink, Inc. and Level 3 Communications, Inc., and adds attractive, high demand assets to Uniti Leasing.  Simultaneously with this purchase, the Company executed an anchor tenant lease with a Fortune 100 company for 11% of the fiber strand miles.  During August 2018, the Company executed a lease agreement with a national multiple system operator (“MSO”) on existing Uniti Leasing fiber.  The lease term will be 20 years covering approximately 9,900 route miles or 41,000 fiber strand miles.  Annual results related to the agreements are reported within our Leasing segment.

Comparison of the years ended December 31, 2018 and 2017

The following tables sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

(Thousands)	Year Ended December 31, 2018	% of Revenues	Year Ended December 31, 2017	% of Revenues
Revenues:
Leasing	$699,847	68.8%	$685,099	74.8%
Fiber Infrastructure	289,239	28.4%	202,791	22.1%
Tower	14,617	1.4%	10,055	1.1%
Consumer CLEC	13,931	1.4%	18,087	2.0%
Total revenues	1,017,634	100.0%	916,032	100.0%
Costs and Expenses:
Interest expense, net	319,591	31.4%	305,994	33.4%
Depreciation and amortization	451,750	44.4%	434,205	47.4%
General and administrative expense	85,198	8.4%	72,045	7.9%
Operating expense (exclusive of depreciation and amortization)	137,065	13.4%	102,176	11.2%
Transaction related costs	17,410	1.7%	38,005	4.1%
Other (income) expense	(4,504)	(0.4%)	11,284	1.2%
Total costs and expenses	1,006,510	98.9%	963,709	105.2%

Income (loss) before income taxes	11,124	1.1%	(47,677)	(5.2%)
Income tax benefit	(5,421)	(0.5%)	(38,849)	(4.2%)
Net income (loss)	16,545	1.6%	(8,828)	(1.0%)
Net income attributable to noncontrolling interests	358	0.0%	611	0.1%
Net income (loss) attributable to shareholders	16,187	1.6%	(9,439)	(1.0%)
Participating securities' share in earnings	(2,594)	(0.2%)	(1,509)	(0.2%)
Dividends declared on convertible preferred stock	(2,624)	(0.3%)	(2,624)	(0.3%)
Amortization of discount on convertible preferred stock	(2,980)	(0.3%)	(2,980)	(0.3%)
Net income (loss) attributable to common shareholders	$7,989	0.8%	$(16,552)	(1.8%)

The following table sets forth, for the years ended December 31, 2018 and 2017, revenues and Adjusted EBITDA of our reportable segments:

	Year Ended December 31, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$699,847	$289,239	$14,617	$13,931	$-	$1,017,634

Adjusted EBITDA	$697,545	$123,389	$355	$3,353	$(21,759)	$802,883
Adjusted EBITDA margin	99.7%	42.7%	2.4%	24.1%	-	78.9%
Less:
Interest expense, net						319,591
Depreciation and amortization	337,126	105,651	6,704	1,994	275	451,750
Other income						(4,504)
Transaction related costs						17,410
Stock-based compensation						8,064
Income tax benefit						(5,421)
Other						(552)
Net income						$16,545

	Year Ended December 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$685,099	$202,791	$10,055	$18,087	$-	$916,032

Adjusted EBITDA	$683,651	$83,987	$(831)	$4,556	$(21,839)	$749,524
Adjusted EBITDA margin	99.8%	41.4%	(8.3%)	25.2%	-	81.8%
Less:
Interest expense, net						305,994
Depreciation and amortization	347,999	78,307	4,907	2,607	385	434,205
Other expense						11,284
Transaction related costs						38,005
Stock-based compensation						7,713
Income tax benefit						(38,849)
Net loss						$(8,828)

Revenues

Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The Master Lease has an initial term of 15 years with four 5-year renewal options and encompasses properties located in 29 states. Cash rent under the Master Lease is currently $657 million and is subject to an annual escalation of 0.5% each May through the initial term.  Rental revenues over the initial term of the Master Lease are recognized in the financial statements on a straight-line basis, representing approximately $670.8 million per year.

The Master Lease provides that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacement to the leased network, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets.

For the year ended December 31, 2018, we recognized $693.9 million of revenue under the Master Lease, which included $23.1 million of non-cash TCI revenue and $15.1 million of non-cash straight-line rental revenue. For the year ended December 31, 2017, we recognized $685.1 million of revenue under the Master Lease, which included $14.3 million of non-cash TCI revenue and $17.3 million of non-cash straight-line rental revenue. The increase in TCI revenue is attributable to continued investment by Windstream in TCIs. Windstream invested $153.6 million in TCIs during the year ended December 31, 2018, a decrease from $228.0 million it invested in TCIs during the year ended December 31, 2017. Since the inception of the Master Lease, Windstream has invested a total of $607.1 million in such improvements.

Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months. In addition, Windstream has been involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to our spin-off from Windstream. On December 7, 2017, the entity issued a notice of acceleration to Windstream claiming that the alleged default had matured into an “event of default” and that the principal amount, along with accrued interest, of such securities was due and payable immediately.  Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.

In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  While we believe that the Master Lease is essential to Windstream’s operations, it is difficult to predict what could occur in a restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations. See Item 1A Risk Factors for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial condition.  A rejection by Windstream of the Master Lease or its inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt and pay dividends to our stockholders as required to maintain our status as a REIT.

Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Annual Report on Form 10-K.

For the year ended December 31, 2018, we recognized $6.0 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements.  No such revenues were recognized for the year ended December 31, 2017.

Fiber Infrastructure – For the years ended December 31, 2018 and 2017, we recognized $289.2 and $202.8 of revenue, in our Fiber Infrastructure segment. The increase is primarily attributable to the timing of the acquisitions of Southern Light, LLC (“Southern Light”) and Hunt Telecommunications LLC (“Hunt”), which were both acquired on July 3, 2017. Southern Light and Hunt contributed revenues of $132.8 million and $61.9 million, to our consolidated results for the year-ended December 31, 2018 and for the period from the date of acquisition through December 31, 2017, respectively. In addition, we acquired ITS on October 19, 2018, which contributed $8.9 million of revenues from the date of acquisition to December 31, 2018.  Revenue components for the Fiber Infrastructure segment for the years ended December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2018		2017
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$132,361	45.8%	$117,574	58.0%
Enterprise and wholesale	63,519	22.0%	36,542	18.0%
E-Rate and government	74,752	25.8%	43,021	21.2%
Dark fiber and small cells	14,115	4.9%	5,200	2.6%
Other services	4,492	1.5%	454	0.2%
Total Fiber Infrastructure revenues	$289,239	100.0%	$202,791	100.0%

At December 31, 2018, we had approximately 18,200 customer connections, up from 16,750 customer connections at December 31, 2017.

Towers – Towers revenues for the years ended December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2018		2017
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Towers revenues:
United States	$5,207	35.6%	$2,599	25.8%
Latin America	9,410	64.4%	7,456	74.2%
Total	$14,617	100.0%	$10,055	100.0%

The increased revenue for the year ended December 31, 2018, compared to the year ended December 31, 2017, is primarily driven by our development activities in the United States and acquisition of additional NMS development towers in Latin America pursuant to our purchase agreement with Network Management Holdings LTD (“NMS”). During 2018 we completed the construction of 203 towers in the U.S. and added 58 towers in Latin America, of which 39 were NMS development towers. As of December 31, 2018 we acquired 89 of the 105 towers that were under development at the time of the NMS acquisition, and the remaining 16 development towers were cancelled and will not be completed and purchased.

At December 31, 2018, the Uniti Towers’ portfolio consisted of 430 wireless communications towers located in 26 states across the eastern and central regions in the United States, and 498 wireless communications towers in Latin America.

Consumer CLEC – For the year ended December 31, 2018, we recognized $13.9 million of revenue from the Consumer CLEC Business, compared to $18.1 million for the year ended December 31, 2017. The decrease is primarily attributable to a loss of customers during the period. We served approximately 22,500 customers as of December 31, 2018, a 21.1% decrease from 28,500 at December 31, 2017. The decrease in customers is due to the effects of competition and customer attrition.

Interest Expense, net

Interest expense for the year ended December 31, 2018, totaled $319.6 million, which includes non-cash interest expense of $24.6 million resulting from the amortization of our debt discounts and debt issuance costs, partially offset by $5.6 million of capitalized interest. Interest expense for the year ended December 31, 2017, totaled $306.0 million, which includes non-cash interest expense of $23.1 million resulting from the amortization of our debt discounts and debt issuance costs. The increase is related to $5.9 million of interest expense on the 2024 Notes issued in May of 2017, an increase in interest expense incurred on the revolving credit facility of $10.8 million due to increased borrowings and LIBOR rates compared to the prior year.   This was partially offset by a decrease in interest expense related to capitalized interest of $5.6 million, which was not incurred in the year ended December 31, 2017.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the year ended December 31, 2018 totaled $451.8 million (44.4% of revenue), which included property, plant and equipment depreciation of $425.2 million and intangible asset amortization of $26.6 million. Charges for depreciation and amortization for the year ended December 31, 2017 totaled $434.2 million (47.4% of revenue), which included property, plant and equipment depreciation of $415.9 million and intangible asset amortization of $18.3 million. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt that closed on July 3, 2017.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with the administrative activities of our segments. For the year ended December 31, 2018, general and administrative costs totaled $85.2 million (8.4% of revenue), which includes $8.1 million of stock-based compensation expense. For the year ended December 31, 2017, general and administrative costs totaled $72.0 million (7.9% of revenue), which includes $7.7 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt that closed on July 3, 2017.

Operating Expense

Operating expense for the year ended December 31, 2018, totaled $137.1 million (13.4% of revenue) compared to $102.2 million (11.2% of revenue) for the year ended December 31, 2017.  Operating expense for our reportable segments for the years ended December 31, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2018		2017
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Fiber Infrastructure	$117,781	11.5%	$83,515	9.1%
Towers	7,989	0.8%	5,131	0.6%
CLEC	10,576	1.0%	13,530	1.5%
Leasing	719	0.1%	-	0.0%
Total operating expenses	$137,065	13.4%	$102,176	11.2%

Fiber Infrastructure – The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of Southern Light and Hunt.  For the year ended December 31, 2018, Fiber Infrastructure operating expenses totaled $117.8 million as compared to $83.5 million for the year ended December 31, 2017.  The remaining increase was primarily driven by an increase in construction-related expenses and network costs, specifically lit service and maintenance expenses.

Towers – Our Towers segment operating expense consists primarily of ground rent, some or all of which may be passed to our tenants, as well as regulatory fees and maintenance and repairs.  For the year ended December 31, 2018, Towers operating expense included $5.1 million of ground rent expense, compared to $3.2 million of ground rent expense for the year ended December 31, 2017.  The change is attributable to an increase in completed towers at December 31, 2018 from December 31, 2017, driven by our development activity in the United States and acquisition of additional NMS development towers in Latin America.

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and also includes costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the year ended December 31, 2018 totaled $7.8 million (0.8% of revenue) and $0.7 million (0.1% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the year ended December 31, 2017 totaled $10.2 million (1.1% of revenue) and $1.3 million (0.1% of revenue), respectively.

Other (Income) Expense

Other income for the year ended December 31, 2018, totaled $4.5 million (0.4% of revenue), primarily as a result of a net unrealized gain of $3.7 million for mark-to-market adjustments on our contingent consideration arrangements.  Other expense for the year ended December 31, 2017, totaled $11.3 million (1.2% of revenue), primarily as a result of a net unrealized loss of $10.7 million for mark-to-market adjustments on our contingent consideration arrangements.

Income Tax Benefit

We recorded $5.4 million in income tax benefit for the year ended December 31, 2018. This benefit was primarily driven by pre-tax losses in our Fiber Infrastructure Segment which resulted in an income tax benefit of approximately $6.1 million, including $1.3 million of income tax benefit related to the impact of the Tax Bill on certain purchase accounting adjustments related to 2017 acquisitions that were recorded in 2018. We recorded a combined income tax expense of approximately $0.7 million related to our Leasing Segment and Consumer CLEC Segment. This was primarily driven by pre-tax income in our Consumer CLEC Segment and state tax expense recorded in our Leasing Segment.

Comparison of the years ended December 31, 2017 and 2016

The following tables sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

(Thousands)	Year Ended December 31, 2017	% of Revenues	Year Ended December 31, 2016	% of Revenues
Revenues:
Leasing	$685,099	74.8%	$676,868	87.8%
Fiber Infrastructure	202,791	22.1%	70,568	9.2%
Tower	10,055	1.1%	500	0.1%
Consumer CLEC	18,087	2.0%	22,472	2.9%
Total revenues	916,032	100.0%	770,408	100.0%
Costs and Expenses:
Interest expense, net	305,994	33.4%	275,394	35.7%
Depreciation and amortization	434,205	47.4%	375,970	48.8%
General and administrative expense	72,045	7.9%	35,402	4.6%
Operating expense (exclusive of depreciation and amortization)	102,176	11.2%	49,668	6.4%
Transaction related costs	38,005	4.1%	33,669	4.4%
Other expense	11,284	1.2%	-	0.0%
Total costs and expenses	963,709	105.2%	770,103	100.0%
			-
(Loss) income before income taxes	(47,677)	(5.2%)	305	0.0%
Income tax (benefit) expense	(38,849)	(4.2%)	517	0.1%
Net loss	(8,828)	(1.0%)	(212)	(0.0%)
Net income attributable to noncontrolling interests	611	0.1%	-	0.0%
Net loss attributable to shareholders	(9,439)	(1.0%)	(212)	(0.0%)
Participating securities' share in earnings	(1,509)	(0.2%)	(1,557)	(0.2%)
Dividends declared on convertible preferred stock	(2,624)	(0.3%)	(1,743)	(0.2%)
Amortization of discount on convertible preferred stock	(2,980)	(0.3%)	(1,985)	(0.3%)
Net loss attributable to common shareholders	$(16,552)	(1.8%)	$(5,497)	(0.7%)

The following table sets forth, for the years ended December 31, 2017 and 2016, revenues and Adjusted EBITDA of our reportable segments:

	Year Ended December 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$685,099	$202,791	$10,055	$18,087	$-	$916,032

Adjusted EBITDA	$683,651	$83,987	$(831)	$4,556	$(21,839)	$749,524
Adjusted EBITDA margin	99.8%	41.4%	(8.3%)	25.2%	-	81.8%
Less:
Interest expense, net						305,994
Depreciation and amortization	347,999	78,307	4,907	2,607	385	434,205
Other expense						11,284
Transaction related costs						38,005
Stock-based compensation						7,713
Income tax benefit						(38,849)
Net loss						$(8,828)

	Year Ended December 31, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$676,868	$70,568	$500	$22,472	$-	$770,408

Adjusted EBITDA	$675,114	$25,912	$(1,123)	$5,074	$(14,793)	$690,184
Adjusted EBITDA margin	99.7%	36.7%	(224.6%)	22.6%	-	89.6%
Less:
Interest expense, net						275,394
Depreciation and amortization	343,368	28,629	337	3,258	378	375,970
Other expense						-
Transaction related costs						33,669
Stock-based compensation						4,846
Income tax expense						517
Net loss						$(212)

Revenues

Leasing – For the year ended December 31, 2017, we recognized $685.1 million of revenue under the Master Lease, which included $14.3 million of TCI revenue. For the year ended December 31, 2016, we recognized $677.4 million of revenue under the Master Lease, which included $6.1 million of TCI revenue. The increase in TCI revenue is attributable to increased investment by Windstream in TCIs. Windstream invested $228 million in TCIs during the year ended December 31, 2017, an increase from $157 million it invested in TCIs during the year ended December 31, 2016.

Fiber Infrastructure – In our Fiber Infrastructure segment, we recognized $202.8 million of revenue for the year ended December 31, 2017, of which approximately 55.1% was derived from lit backhaul services, approximately 20.6% was derived from internet and voice revenue, approximately 11.3% was derived from construction revenue and approximately 13.0% was derived from other services. For the year ended December 31, 2016, we recognized $70.6 million of revenue in the Fiber Infrastructure segment, approximately 78% of which was derived from lit backhaul services.  The revenue increase is primarily driven by the timing of the acquisitions of PEG Bandwidth,

LLC (“PEG” or “PEG Bandwidth”), Tower Cloud Inc. (“Tower Cloud”), Southern Light and Hunt.  At December 31, 2017, we had approximately 16,750 customer connections, up from 5,450 customer connections at December 31, 2016. The increase is primarily attributable to the July 3, 2017 acquisitions of Southern Light and Hunt.

Towers – For the year ended December 31, 2017, we recognized $10.1 million of revenue in our Towers segment, of which $7.5 million relates to our Latin American operations, primarily driven by revenues associated with our January 2017 acquisition of NMS.

At December 31, 2017, the Uniti Towers’ portfolio consisted of 227 wireless communications towers located in 20 states across the eastern and central regions of the United States, and 440 wireless communications towers in Latin America.

Consumer CLEC – For the year ended December 31, 2017, we recognized $18.1 million of revenue from the Consumer CLEC Business, compared to $22.5 million for the year ended December 31, 2016. The decrease is primarily attributable to a loss of customers during the period. We served approximately 28,500 customers as of December 31, 2017, a 23% decrease from 37,000 at December 31, 2016. The decrease in customers is due to the effects of competition and customer attrition.

Interest Expense, net

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

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with the administrative activities of our segments. For the year ended December 31, 2017, general and administrative costs totaled $72.0 million (7.9% of revenue), which includes $7.7 million of stock-based compensation expense. For the year ended December 31, 2016, general and administrative costs totaled $35.4 million (4.6% of revenue), which includes $4.8 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively, as well as the acquisitions of Southern Light and Hunt that closed on July 3, 2017.

Operating Expense

Operating expense for the year ended December 31, 2017, totaled $102.2 million (11.2% of revenue), and consisted of $83.5 million (9.1% of revenue) of expense related to the Fiber Infrastructure segment operations, $5.1 million (0.6% of revenue) of expense related to the Towers segment operations and $13.5 million (1.5% of revenue) of expense related to the Consumer CLEC Business. For the year ended December 31, 2016, operating expenses totaled $49.7 million (6.4% of revenue), which related to the operation of the Consumer CLEC Business ($17.4 million) and Fiber Infrastructure operations ($32.1 million).

The increase to Fiber Infrastructure operating expense is primarily driven by the timing of the acquisitions of PEG and Tower Cloud, which closed on May 2, 2016 and August 31, 2016, respectively, as well as the acquisition of Southern Light and Hunt that closed on July 3, 2017.  For the year ended December 31, 2017, Fiber Infrastructure operating expenses included $21.1 million of construction-related expense, $15.9 million of lit service expense, $11.0 million of tower rent, $10.4 million of maintenance expense, $7.0 million of dark fiber rent and $4.8 million of payroll-related expense. For the year ended December 31, 2016, Fiber Infrastructure operating expenses included $7.0 million of tower rent, $5.3 million of payroll-related expense and $4.3 million of lit service expense.

The increase to Towers operating expense is primarily driven by the timing of the acquisition of NMS, which closed on January 31, 2017.  For the year ended December 31, 2017, Tower operating expenses included $3.2 million of tower rent, $0.9 million of site monitoring expenses and $0.2 million of insurance expense.

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

Income Tax (Benefit) Expense

We recorded $38.8 million in income tax benefit for the year ended December 31, 2017. This benefit was primarily driven by the release of valuation allowance and impact of corporate tax reform. Income tax benefit of $8.2 million was recorded for the release of a valuation allowance related to the acquisitions of Southern Light and Hunt. The Southern Light and Hunt transactions resulted in the recording of a deferred tax liability, and this future reversal of taxable temporary differences supports the realization of deferred tax assets which previously had a valuation allowance. $17.0 million relates to revision of ending net deferred tax asset balances to the lower future corporate tax rate.

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

Because the historical cost accounting convention used for real estate assets requires the recognition of depreciation expense except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. “FFO” is defined by NAREIT as net income applicable to common shareholders computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges. We compute FFO in accordance with NAREIT's definition.

We define “AFFO” as FFO excluding (i) transaction related costs; (ii) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight-line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; (iii) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments and similar items less maintenance capital expenditures. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(Thousands)	2018	2017	2016
Net income (loss)	$16,545	$(8,828)	$(212)
Depreciation and amortization	451,750	434,205	375,970
Interest expense, net	319,591	305,994	275,394
Income tax (benefit) expense	(5,421)	(38,849)	517
EBITDA	$782,465	$692,522	$651,669
Stock based compensation	8,064	7,713	4,846
Other (income) expense	(5,056)	11,284	-
Transaction related costs	17,410	38,005	33,669
Adjusted EBITDA	$802,883	$749,524	$690,184

	Year Ended December 31,
(Thousands)	2018	2017	2016
Net income (loss) attributable to common shareholders	$7,989	$(16,552)	$(5,497)
Real estate depreciation and amortization	374,388	373,449	351,548
Participating securities' share in earnings	2,594	1,509	1,557
Participating securities' share in FFO	(2,594)	(1,509)	(1,557)
Adjustments for noncontrolling interests	(8,636)	(4,420)	-
FFO attributable to common shareholders	$373,741	$352,477	$346,051
Transaction related costs	17,410	38,005	33,669
Change in fair value of contingent consideration	(3,721)	10,736	-
Amortization of deferred financing costs and debt discount	24,614	23,102	16,002
Stock-based compensation	8,064	7,713	4,846
Non-real estate depreciation and amortization	77,362	60,756	24,422
Straight-line revenue	(15,048)	(15,136)	(17,293)
Maintenance capital expenditures	(5,686)	(4,434)	(3,327)
Amortization of discount on convertible preferred stock	2,980	2,980	1,985
Adjustment to deferred tax valuation allowance and tax rate change	-	(36,240)	-
Other non-cash (revenue) expense, net	(34,426)	(14,871)	(7,818)
Adjustments for noncontrolling interests	(1,535)	(264)	-
AFFO attributable to common shareholders	$443,755	$424,824	$398,537
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

Income Taxes

We elected on our initial U.S. federal income tax return to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax for open taxable years through 2018, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Subject to the restrictions imposed by the waiver and amendment to our Credit Agreement (as discussed below under “—Liquidity and Capital Resources—Credit Agreement”), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, generally will be restricted.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

The Company will be subject to a federal corporate level tax on any gain recognized from the sale of assets occurring within a five year recognition period after the Spin-Off up to the amount of the built in gain that existed on April 24, 2015, which is based on the fair market value of the assets in excess of the Company’s tax basis as of such date.

Revenue Recognition

Leasing revenues are primarily derived from providing access to or usage of leased networks and facilities. Leasing revenues are recognized on a straight-line basis over the initial lease term. Revenues derived from other telecommunications services, including broadband, long distance and enhanced service revenues are recognized monthly as services are provided. Sales of customer premise equipment are recognized when products are delivered to and accepted by customers.

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

Useful Lives of Assets

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and customer lists, tenant contracts and network intangible assets. Some of our Distribution Systems assets use a group composite depreciation method. Under this method, when a plant is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the plant.

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our property, plant and equipment that could materially affect the carrying value of these assets and our future operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $27.2 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $36.6 million per year.

At December 31, 2018, our unamortized finite lived intangible assets totaled $432.8 million, and are amortized using the straight-line method over their estimated useful lives with the exception of the customer list intangible assets related to our Consumer CLEC Business, which were brought over at carry-over basis at the time of the Spin-Off, and are amortized using the sum-of-the-years’-digits method over their estimated useful lives. A reduction in the average useful lives of our finite lived intangible asset of one year would have increased the amount of amortization expense recorded in 2018 by approximately $1.2 million.

Impairment of Property, Plant and Equipment

We continually monitor events and changes in circumstances that could indicate that the carrying amount of our property, plant and equipment may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of those assets through its undiscounted future cash flows and the eventual disposition of the asset. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our property, plant and equipment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the related assets. During the years ended December 31, 2018, 2017 and 2016, no impairment losses were recognized.

Business Combinations

We apply the acquisition method of accounting for acquisitions meeting the definition of a business combination or asset acquisition, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. The fair value of the acquired assets and liabilities are estimated using the income, market and/or cost approach.  The income approach utilizes the present value of estimated future cash flows that a business or asset can be expected to generate, while under the market approach, the fair value of an asset or business reflects the price at which comparable assets are purchased under similar circumstances.  Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of operating results, business plans, expected growth rates, capital expenditure plans, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management. Small changes in these assumptions or estimates could materially affect the cash flow projections, and therefore could affect the estimated fair value.  Impact these assumptions or estimates include customer retention, execution of our business plans, which impact growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital.

For acquisitions meeting the definition of a business combination, any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. ASC 805, Business Combinations, also requires acquirers to, among other things, estimate the acquisition date fair value of any contingent consideration and recognize any subsequent changes in the fair value of contingent consideration in earnings. When provisional amounts are initially recorded, the Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed. For acquisitions meeting the definition of an asset acquisition, the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values.  No goodwill is recognized in an asset acquisition.

Goodwill

Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).

We estimate the fair value of our reporting units (which are our segments) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions.  If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and charged to operations not exceed the carrying value of goodwill.

Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, capital expenditure plans, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment.  Potential events that could negatively impact these assumptions or estimates include customer losses or poor execution of our business plans, which impact growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital.  The market approach uses market data of comparable business and acquisition multiples paid in recent transactions to estimate fair value, and a declines in these multiples could affect the likelihood and amount of potential impairment.

As of December 31, 2018 and 2017, all of our Goodwill is included in our Fiber Infrastructure segment.  We performed our goodwill impairment analysis during the fourth quarter and we concluded the implied fair value of our Fiber Infrastructure reporting unit was in excess of its carrying value by less than 5%.  During the years ended December 31, 2018 and 2017, no impairment losses were recognized.

In light of the recent developments surrounding Windstream, as noted in Item 1A Risk factors, if there were to be a material change in the forecasted cash flows at Uniti Fiber, including the level of capital expenditures, our conclusions regarding the likelihood and amount of any potential impairment could change.

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

As of December 31, 2018, we had $38.0 million of unrestricted cash and cash equivalents, and $110.0 million of undrawn borrowing capacity under the senior secured revolving credit facility pursuant to the Credit Agreement, variable rate, that matures April 24, 2020 (the “Revolving Credit Facility”).  Subsequent to December 31, 2018, we have borrowed substantially all remaining capacity under the Revolving Credit Facility.

Cash provided by operating activities totaled $472.8 million, $405.3 million and $376.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash provided by operating activities is primarily attributable to our leasing activities.

Cash used in investing activities was $480.5 million for the year ended December 31, 2018, which was driven by capital expenditures ($423.6 million), primarily related to our Uniti Fiber and Uniti Leasing businesses, and the acquisition of ITS ($53.7 million).  Cash used in investing activities was $1.0 billion for the year ended December 31, 2017, which was driven by the acquisitions of Southern Light ($636.1 million), Hunt ($126.0 million), NMS assets ($69.7 million), ground lease investments ($21.8 million), partially offset by a Tower Cloud working capital adjustment ($0.2 million) and capital expenditures ($166.0 million), primarily related to our Uniti Fiber and Uniti Towers businesses.  Cash used in investing activities was $535.2 million for the year ended December 31, 2016, which was driven by the acquisitions of PEG Bandwidth ($315.4 million) and Tower Cloud ($173.4 million) and capital expenditures ($46.4 million).

Cash used in financing activities was $13.8 million for the year ended December 31, 2018, which was driven by dividend payments ($426.1 million), principal payments on our senior secured term loan ($21.1 million), contingent consideration payments ($18.6 million), distributions to noncontrolling interest ($9.9 million), partially offset by net borrowings under the Revolving Credit Facility ($360.0 million) and net proceeds under our ATM Program ($109.4 million). Cash provided by financing activities was $502.0 million for the year ended December 31, 2017, which primarily represents the net proceeds from the sale of common stock through a public offering ($498.9 million) and proceeds from the 2024 Notes issued in May 2017 ($201.0 million), which were used to fund the acquisitions of Southern Light and Hunt, and net borrowings under the Revolving Credit Facility ($280.0 million), partially offset by dividend payments ($400.2 million), deferred financing costs related to the term loan repricing and 2024 Notes issued in May 2017 ($28.5 million), contingent consideration payments ($19.9 million), and principal payments related to the senior secured term loan ($21.1 million).  Cash provided by financing activities was $188.8 million for the year ended December 31, 2016, which primarily represents the proceeds from the 2024 Notes ($400 million), add-on Notes issued in June 2016 ($148.9 million), proceeds from the sale of common stock ($54.2 million), partially offset by dividend payments ($367.8 million) and principal payments related to the Term Loan Facility ($22.0 million).

Windstream Master Lease

A substantial portion of our leasing revenue and cash flow from operations is derived from the Master Lease with Windstream. The Master Lease has an initial term of 15 years which, at the option of Windstream, may be extended for up to four renewal terms of five years each beyond the initial term. In addition, Windstream has the right to extend the initial term from 15 years to 20 years and, if exercised, the number of renewal terms will be reduced to three so that the maximum term (taking into account all renewals) is 35 years. Commencing with the fourth year, the rent is subject to annual escalation of 0.5%, and cash rents recorded during the year ended December 31, 2018 was $655.7 million. The rent for the first year of each renewal term will be an amount agreed to by us and Windstream, or if we are unable to agree, the renewal rent will be determined by an independent appraisal process. Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%. In addition, if we fund any capital improvements requested by Windstream, the rent will be increased to account for such funding.

On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.  In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  While we believe that the Master Lease is essential to Windstream’s operations, it is difficult to predict what could occur in a restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures, compliance with debt covenants and, in an extreme case, our debt service obligations.  See Item 1A Risk Factors for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial condition.  A rejection by Windstream of the Master Lease or its inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt and pay dividends to our stockholders as required to maintain our status as a REIT.

In the event of a rejection of the Master Lease, we cannot assure you that we will be able to locate a suitable replacement tenant or if we are successful in locating a replacement tenant, that the rental payments from the new tenant would not be significantly less than the existing rental payments.  In addition, a rejection of the Master Lease by Windstream would result in an “event of default” under our Credit Agreement if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the year ended December 31, 2018, we issued and sold 5.5 million shares of common stock at a weighted average price of $20.19 per share under the ATM Program, receiving net proceeds of $109.4 million, after commissions of $1.4 million and other offering costs. As of December 31, 2018, we have approximately $139.0 million available for issuance under the ATM Program. This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing.

UPREIT Operating Partnership Units

During 2017, the Company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure. Under this structure, the Operating Partnership now holds substantially all of the Company’s assets and is the parent company of, among others, CSL Capital, LLC, Uniti Group Finance Inc. and Uniti Fiber Holdings Inc.

Our UPREIT structure, enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). The limited partner equity interests in the Operating Partnership are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value.  We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends. We issued limited partnership interests as part of the acquisition consideration for the acquisitions of Hunt and Southern Light in 2017.

Senior Notes

At December 31, 2018, the Operating Partnership and its wholly-owned subsidiaries, CSL Capital, LLC, and Uniti Group Finance Inc. (collectively, the “Borrowers”) had outstanding $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”), $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”) and $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes,” and together with the Secured Notes and 2023 Notes, the “Notes”).

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

Credit Agreement

The Borrowers are party to the Credit Agreement, which provides for the Term Loan Facility (in an initial principal amount of $2.14 billion) and the Revolving Credit Facility (in an aggregate principal amount of up to $750 million). The term loans bear interest at a rate equal to LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 3.00%, and are subject to amortization of 1.0% per annum. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s wholly-owned subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2018, the Borrowers were in compliance with all of the covenants under the Credit Agreement.  However, we would be in breach of the requirement to deliver audited financial statements without a going concern opinion if we are unable to provide 2018 audited financial statements without a going concern opinion to lenders under our Credit Agreement by March 31, 2019.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the Amendment to our Credit Agreement. During the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, the Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. The Amendment also increases the interest rate on our Term Loan Facility, which will now bear a rate of LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.0%, a 200 basis point increase over our previous rate. This increase will be in effect though the remaining term of the facility, which matures on October 24, 2022.

Interest Rate Swaps

We are party to interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.07 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%.

Outlook

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios.  We have also committed to spend $175 million on our proposed acquisition of Bluebird (for which we have obtained committed financing), net of the collection of prepaid rent.  We anticipate declaring dividends for the 2019 tax year to comply with our REIT distribution requirements.  We anticipate that we will partially finance these needs, together with operating expenses (including debt service) from our $38 million of cash on hand and $110 million of borrowing availability under the Revolving Credit Facility (although we have since drawn substantially all of our revolver capacity), cash flows provided by operating activities, together with funds anticipated from announced divestures.  However, we may need to access the capital markets to generate additional funds that will be sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate.

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

In addition to exploring potential capital markets transactions, the Company regularly evaluates market conditions, its liquidity profile, and various financing alternatives for opportunities to enhance its capital structure. If opportunities are favorable, the Company may refinance or repurchase existing debt.  However, there can be no assurances that any debt refinancing would be on similar or more favorable terms than our existing arrangements.  This would include the risk that interest rates could increase and/or there may be changes to our existing covenants.

In light of recent developments and uncertainty surrounding Windstream and the effect of substantial doubt about our ability to continue a going concern, each as set forth under “Risk Factors”, we may take measures to conserve cash as we anticipate that it may be difficult for us to access the capital markets at attractive rates until such uncertainty is clarified. Accordingly, we may elect to suspend, delay or reduce success-based capital expenditures and dividend payments to conserve cash.  If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them.  Because our Master Lease is essential to Windstream’s operations, we expect that any disruption in payments by Windstream would be limited, and we believe that if we take such actions, we would have enough liquidity to fund our cash needs within one year after the date the financial statements are issued.  If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them.

Contractual Obligations

As of December 31, 2018, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$682	$3,663	$600	$4,966
Interest payments on long-term debt obligations(b)	250	497	384	42	1,173
Operating leases	11	12	6	15	44
Capital leases	9	14	13	52	88
Network deployment(c)	38	-	-	-	38
Other Long-Term Liabilities
Contingent consideration(d)	56	17	-	-	73
Total projected obligations and commitments(e)	$385	$1,222	$4,066	$709	$6,382
(a)	Excludes $119.6 million of unamortized discounts on long-term debt and deferred financing costs.
(b)

Interest rates on our Term Loan Facility are based on our swap rates.  Excludes the impact to the fourth amendment to our Credit Agreement discussed above in “Liquidity and Capital Resources—Credit Agreement”.

(c)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(d)	Cash settled contingent consideration related to the August 31, 2016 acquisition of Tower Cloud, Inc. Excludes $10.0 million of share settled contingent consideration.
(e)	Excludes $31.0 million of derivative asset related to interest rate swaps maturing on October 24, 2022.

Dividends

We have elected to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. In order to maintain our REIT status, we intend to make dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service obligations. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2017 - December 31, 2017	January 12, 2018	$0.60	December 29, 2017
January 1, 2018 - March 31, 2018	April 13, 2018	$0.60	March 30, 2018
April 1, 2018 - June 30, 2018	July 13, 2018	$0.60	June 29, 2018
July 1, 2018 - September 30, 2018	October 15, 2018	$0.60	September 28, 2018
October 1, 2018 - December 31, 2018	January 15, 2019	$0.60	December 31, 2018

Any dividends must be declared by our Board of Directors, which will take into account various factors including our current and anticipated operating results, our financial position, REIT requirements, conditions prevailing in the market, restrictions in our debt documents and additional factors they deem appropriate. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends or to change the amount paid as dividends.  In light of recent developments with Windstream, we may take measures to conserve cash, which may include a suspension, delay or reduction in our dividend.  Moreover, during the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, (discussed in the second risk factor and “Risk Related to the Status of Uniti as a REIT – REIT distribution requirements could adversely affect our ability to execute our business plan”) our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, generally will be restricted.

Capital Expenditures

Capital expenditures for the Distribution Systems leased under the Master Lease are generally the responsibility of Windstream. The Master Lease stipulates that Windstream can request that we fund $50 million of capital expenditures per year for five years (but in no event to extend beyond the end of the sixth year of the Master Lease); however, Windstream cannot require Uniti to make such capital expenditures. If we elect to fund requested capital expenditures, the annual lease payments will be increased at a floating rate based on our cost of capital. No capital expenditure funding requests were made by Windstream for the year ended December 31, 2018.

We categorize our capital expenditures as either (i) success-based, (ii) maintenance, (iii) integration or (iv) corporate and non-network.  We define success-based capital expenditures as those related to installing existing or anticipated contractual customer service orders. Maintenance capital expenditures are those necessary to keep existing network elements fully operational.  Integration capital expenditures are those made specifically with respect to recent acquisitions that are essential to integrating acquired companies in our business.  We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios, and expect that cash on hand, borrowings under our Revolving Credit Facility, and cash flows provided by operating activities will be sufficient to support these investments.

In light of recent developments with Windstream, we may to take measures to conserve cash, which may include a suspension, delay or reduction in success-based capital expenditures.  We are closely monitoring developments of the Windstream bankruptcy and continually assess our capital expenditure plans in light of such developments.

Off Balance-Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary market risk exposure is interest rate risk with respect to our variable rate indebtedness under our Term Loan Facility. In addition, we have a variable rate Revolving Credit Facility in an aggregate principal amount of $750 million, which has $110 million of undrawn borrowing capacity as of December 31, 2018. To manage this exposure under our Term Loan Facility, we have entered into interest rate swap agreements in order to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. As of December 31, 2018, the interest rate risk for our Term Loan Facility has been mitigated through this interest rate swap agreement, and, with the exception of our Revolving Credit Facility, the interest rate for our remaining debt has a fixed rate.  A hypothetical 10% change in interest rates effective at December 31, 2018, would have had a $2.0 million impact on Uniti’s results of operations for the year ended December 31, 2018.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

In connection with the fourth amendment to our Credit Agreement obtained on March 18, 2019, the interest rate on our Term Loan Facility increased 200 basis points to LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.0%.

Foreign Currency Exchange Rate Fluctuation

Approximately 1% of our revenues were denominated in foreign currencies for the year ended December 31, 2018.  Cost of sales and operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure.  A uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions are denominated would have resulted in an increase in net income of less than $0.1 million for the year ended December 31, 2018.  This hypothetical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

Item 8. Financial Statements and Supplementary Data.

Uniti Group Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uniti Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Uniti Group Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s most significant customer, Windstream Holdings, Inc., which accounts for approximately 68.2% of consolidated total revenues for the year ended December 31, 2018, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, and uncertainties surrounding potential impacts to the Company resulting from Windstream Holdings, Inc.’s bankruptcy filing raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Information Transport Solutions, Inc. from its assessment of internal control over financial reporting as of December 31, 2018, because it was acquired by the Company in a purchase business combination during 2018.  We have also excluded Information Transport Solutions, Inc. from our audit of internal control over financial reporting.  Information Transport Solutions, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.4% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

/s/PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 18, 2019

We have served as the Company’s auditor since 2014.

Uniti Group Inc.

Consolidated Balance Sheets

(Thousands, except par value)	December 31, 2018	December 31, 2017
Assets:
Property, plant and equipment, net	$3,209,006	$3,053,889
Cash and cash equivalents	38,026	59,765
Accounts receivable, net	104,063	43,652
Goodwill	692,385	673,729
Intangible assets, net	432,821	429,357
Straight-line revenue receivable	61,785	47,041
Derivative asset	31,043	6,793
Other assets	23,808	15,856
Total Assets	$4,592,937	$4,330,082
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$94,179	$77,634
Accrued interest payable	28,097	28,684
Deferred revenue	726,262	537,553
Dividends payable	113,744	109,557
Deferred income taxes	52,434	55,478
Capital lease obligations	55,282	56,329
Contingent consideration	83,401	105,762
Notes and other debt, net	4,846,233	4,482,697
Total liabilities	5,999,632	5,453,694

Commitments and contingencies (Note 15)

Convertible Preferred Stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	86,508	83,530

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 180,536 shares at December 31, 2018 and 174,852 at December 31, 2017	18	17
Additional paid-in capital	757,517	644,328
Accumulated other comprehensive income (loss)	30,105	7,821
Distributions in excess of accumulated earnings	(2,373,218)	(1,960,715)
Total Uniti shareholders' deficit	(1,585,578)	(1,308,549)
Noncontrolling interests - operating partnership units	92,375	101,407
Total shareholders' deficit	(1,493,203)	(1,207,142)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$4,592,937	$4,330,082

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Income

	Year Ended December 31,
(Thousands, except per share data)	2018	2017	2016
Revenues:
Leasing	$699,847	$685,099	$676,868
Fiber Infrastructure	289,239	202,791	70,568
Tower	14,617	10,055	500
Consumer CLEC	13,931	18,087	22,472
Total revenues	1,017,634	916,032	770,408
Costs and Expenses:
Interest expense, net	319,591	305,994	275,394
Depreciation and amortization	451,750	434,205	375,970
General and administrative expense	85,198	72,045	35,402
Operating expense (exclusive of depreciation, accretion and amortization)	137,065	102,176	49,668
Transaction related costs	17,410	38,005	33,669
Other (income) expense	(4,504)	11,284	-
Total costs and expenses	1,006,510	963,709	770,103

Income (loss) before income taxes	11,124	(47,677)	305
Income tax (benefit) expense	(5,421)	(38,849)	517
Net income (loss)	16,545	(8,828)	(212)
Net income attributable to noncontrolling interests	358	611	-
Net income (loss) attributable to shareholders	16,187	(9,439)	(212)
Participating securities' share in earnings	(2,594)	(1,509)	(1,557)
Dividends declared on convertible preferred stock	(2,624)	(2,624)	(1,743)
Amortization of discount on convertible preferred stock	(2,980)	(2,980)	(1,985)
Net income (loss) attributable to common shareholders	$7,989	$(16,552)	$(5,497)

Earnings (loss) per common share (Note 13):
Basic	$0.05	$(0.10)	$(0.04)
Diluted	$0.04	$(0.13)	$(0.04)

Weighted-average number of common shares outstanding
Basic	176,169	168,693	152,473
Diluted	177,071	168,989	152,473

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Thousands)	2018	2017	2016
Net income (loss)	$16,545	$(8,828)	$(212)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	24,251	12,895	(675)
Changes in foreign currency translation	(1,440)	1,660	(267)
Other comprehensive income (loss)	22,811	14,555	(942)
Comprehensive income (loss)	39,356	5,727	(1,154)
Comprehensive income attributable to noncontrolling interest	884	976	-
Comprehensive income (loss) attributable to common shareholders	$38,472	$4,751	$(1,154)

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2015	-	$-	149,862,459	$15	$1,392	$(5,427)	$(1,162,886)	$-	$(1,166,906)
2016 Activity:
Net loss	-	-	-	-	-	-	(212)	-	(212)
Issuance of common stock	-	-	5,077,629	-	137,665	-	-	-	137,665
Amortization of discount on convertible preferred stock	-	-	-	-	(1,985)	-	-	-	(1,985)
Other comprehensive loss	-	-	-	-	-	(942)	-	-	(942)
Common stock dividends	-	-	-	-	-	-	(370,186)	-	(370,186)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,743)	-	(1,743)
Equity issuance cost	-	-	-	-	(623)	-	-	-	(623)
Net share settlement	-	-	-	-	(203)	-	(2,156)	-	(2,359)
Stock-based compensation	-	-	198,549	-	4,846	-	-	-	4,846
Balance at December 31, 2016	-	$-	155,138,637	$15	$141,092	$(6,369)	$(1,537,183)	$-	$(1,402,445)
2017 Activity:
Net (loss) income	-	-	-	-	-	-	(9,439)	611	(8,828)
Issuance of common stock	-	-	19,528,302	2	517,499	-	-	-	517,501
Amortization of discount on convertible preferred stock	-	-	-	-	(2,980)	-	-	-	(2,980)
Other comprehensive income	-	-	-	-	-	14,190	-	365	14,555
Common stock dividends	-	-	-	-	-	-	(410,054)	-	(410,054)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(4,978)	(4,978)
Convertible preferred stock dividends	-	-	-	-	-	-	(2,624)	-	(2,624)
Equity issuance cost	-	-	-	-	(18,575)	-	-	-	(18,575)
Contributions from noncontrolling interest holders	-	-	-	-	-	-	-	105,969	105,969
Purchase of noncontrolling interest	-	-	-	-	-	-	-	(560)	(560)
Net share settlement	-	-	-	-	(421)	-	(1,415)	-	(1,836)
Stock-based compensation	-	-	184,575	-	7,713	-	-	-	7,713
Balance at December 31, 2017	-	$-	174,851,514	$17	$644,328	$7,821	$(1,960,715)	$101,407	$(1,207,142)
2018 Activity:
Cumulative effect adjustment for adoption of new accounting standard	-	-	-	-	-	-	1,859	-	1,859

Uniti Group Inc.

Consolidated Statements of Shareholders’ Deficit

Net income	-	-	-	-	-	-	16,187	358	16,545
At-the-market issuance of common stock, net of offering costs	-	-	5,496,763	1	109,441	-	-	-	109,442
Amortization of discount on convertible preferred stock	-	-	-	-	(2,980)	-	-	-	(2,980)
Other comprehensive income	-	-	-	-	-	22,284	-	527	22,811
Common stock dividends	-	-	-	-	-	-	(427,656)	-	(427,656)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(9,917)	(9,917)
Convertible preferred stock dividends	-	-	-	-	-	-	(2,624)	-	(2,624)
Net share settlement	-	-	-	-	(1,336)	-	(269)	-	(1,605)
Stock-based compensation	-	-	187,694	-	8,064	-	-	-	8,064
Balance at December 31, 2018	-	$-	180,535,971	$18	$757,517	$30,105	$(2,373,218)	$92,375	$(1,493,203)

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2018	2017	2016
Cash flow from operating activities
Net income (loss)	$16,545	$(8,828)	$(212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	451,750	434,205	375,970
Amortization of deferred financing costs and debt discount	24,614	23,102	16,002
Deferred income taxes	(7,385)	(41,171)	(2,186)
Straight-line rental revenues	(15,048)	(15,136)	(17,293)
Stock-based compensation	8,064	7,713	4,846
Change in fair value of contingent consideration	(3,721)	10,736	-
Other	7,818	872	936
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(52,792)	(10,524)	(3,516)
Other assets	1,755	(1,560)	(1,365)
Accounts payable, accrued expenses and other liabilities	41,218	5,851	2,806
Net cash provided by operating activities	472,818	405,260	375,988
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	(53,669)	(761,887)	(488,788)
Acquisition of ground lease investments	-	(21,764)	(11,543)
NMS asset acquisition (Note 5)	(3,299)	(69,729)	-
Capital expenditures - other	(423,575)	(166,028)	(34,900)
Net cash used in investing activities	(480,543)	(1,019,408)	(535,231)
Cash flow from financing activities
Principal payment on debt	(21,080)	(21,080)	(22,027)
Dividends paid	(426,094)	(400,210)	(367,830)
Payments of contingent consideration	(18,640)	(19,999)	-
Proceeds from issuance of Notes	-	201,000	548,875
Borrowings under revolving credit facility	500,000	845,000	641,000
Payments under revolving credit facility	(140,000)	(565,000)	(641,000)
Capital lease payments	(5,946)	(3,237)	(1,549)
Deferred financing costs	-	(28,539)	(20,557)
Common stock issuance, net of costs	109,441	498,926	54,213
Purchase of noncontrolling interest	-	(560)	-
Distributions paid to noncontrolling interest	(9,917)	(2,498)	-
Net share settlement	(1,605)	(1,836)	(2,359)
Net cash (used in) provided by financing activities	(13,841)	501,967	188,766
Effect of exchange rates on cash and cash equivalents	(173)	192	(267)
Net (decrease) increase in cash and cash equivalents	(21,739)	(111,989)	29,256
Cash and cash equivalents at beginning of period	59,765	171,754	142,498
Cash and cash equivalents at end of period	$38,026	$59,765	$171,754
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$17,901	$15,285	$5,752
Tenant capital improvements	$153,615	$227,969	$156,972
Acquisition of businesses through non-cash consideration	$-	$122,395	$259,996

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Notes to the Consolidated Financial Statements

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Maryland on September 4, 2014. We are an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. We manage our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of December 31, 2018, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

Note 2. Basis of Presentation and Consolidation

The accompanying Consolidated Financial Statements include all accounts of the Company and, its wholly-owned and/or controlled subsidiaries, which includes the Operating Partnership. Under the Accounting Standards Codification 810, Consolidation (“ASC 810”), the Operating Partnership is considered a variable interest entity and is consolidated in the Consolidated Financial Statements of Uniti Group Inc. as the Company has determined to be the primary beneficiary.  All material intercompany balances and transactions have been eliminated.

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

Going Concern

In accordance with Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements are issued.

We are party to a Master Lease agreement (the “Master Lease”) with Windstream Holdings, Inc. (“Windstream Holdings” and together with its consolidated subsidiaries “Windstream”), from which 68.2% of our revenue for the year ended December 31, 2018 was derived.  Windstream has been involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities related to our spin-off from Windstream (“Spin-Off”).  Windstream challenged the matter in federal court and a trial was held in July 2018.  On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that an “event of default” occurred with respect to such debt securities, and that the holder’s acceleration of such debt in December 2017 was effective.  In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  Because the Master Lease is a single indivisible Master Lease with a single rent payment, the lease must be assumed or rejected in whole and cannot be sub-divided by facility or market. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations.  Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and Windstream would require approval from the Public Utility Commissions and the Federal Communications Commission to cease providing service in those markets.  As a result, we believe the probability of Windstream rejecting the lease in bankruptcy to be remote.  However, a rejection of the Master Lease, or even a temporary disruption in payments to us, may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties, and could materially adversely affect our consolidated results of operations, liquidity and financial condition, including our ability to service debt, comply with debt covenants and pay dividends to our stockholders as required to maintain our status as a REIT.  As a result, conditions or events have been identified that are present that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has considered the mitigating effects of management’s plans to alleviate the substantial doubt about the ability to continue as going concern in the event there is a disruption in the payments due to us under the Master Lease prior to Windstream’s assumption or rejection of the lease.  Those plans include deferring, reducing or delaying cash dividends and capital expenditures, if necessary, paying one or more dividends that are required to maintain our REIT status in shares to the extent allowed under the IRS REIT rules, curtailing acquisition activities, accessing the capital markets and identifying alternative sources of liquidity. Based on our analysis, including consideration of the timing of petitioners’ requirements to make post-petition lease payments under U.S. bankruptcy law, we believe that we have adequate liquidity to continue to fund our operations for twelve months after the issuance of the financial statements.

Although management has concluded the probability of a rejection of the Master Lease to be remote, and has noted the absence of any provision in the Master Lease that contemplates renegotiation of the lease and the lack of any ability of the bankruptcy court to unilaterally reset the rent or terms of the lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring.  The Company has evaluated its ability to continue as a going concern in light of the possibility of a consensual renegotiation of the Master Lease, and the impact of any renegotiated lease on our compliance with our debt covenants.  We note that our Credit Agreement prohibits the Company from amending the Master Lease that, among other provisions, pro forma for any such amendment, would result in a consolidated secured leverage ratio that exceeds 5.0 to 1.0.  Furthermore, management has no intention to enter into a lease amendment that would violate our debt covenants.

However, because there can be no certainty as of the outcome of Windstream’s decision to assume or reject the Master Lease, uncertainties exist as to the outcome or impacts of any potential consensual renegotiation of the Master Lease.  Therefore, substantial doubt about our ability to continue as a going concern within one year after the issuance of the financial statements exists.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company also enters into leasing arrangements providing for the long‑term use of constructed fiber that is then integrated into the Company’s network infrastructure. For each lease that qualifies as a capital lease, the present value of the lease payments, which may include both periodic lease payments over the term of the lease as well as upfront payments to the lessor, is capitalized at the inception of the lease and included in property and equipment. As of December 31, 2018 and 2017, the accumulated amortization of our capital lease assets was $15.8 million and $10.1 million, respectively.

Certain property, plant and equipment acquired as part of our spin-off from Windstream is depreciated using a group composite depreciation method. Under this method, when property is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the property. For all other property, which includes amortization of capital lease assets, depreciation is computed using the straight-line method over the estimated useful life of the respective property. When the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written-off, with the corresponding gain or loss reflected in operating results. Construction in progress includes direct materials and labor related to fixed assets during the construction period. Depreciation will begin once the construction period has ceased and the related asset has been placed into service, in which it will be depreciated over its useful life.

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

Tenant Capital Improvements—Our lease with Windstream provides that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2018 and 2017, the net book value of TCIs recorded as a component of property, plant and equipment on our Consolidated Balance Sheet was $562.9 million and $432.4 million, respectively. For the years ended December 31, 2018, 2017 and 2016, we recognized $23.1 million, $14.3 million, and $6.1 million of revenue and depreciation expense related to TCIs, respectively.

Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows. During the years ended December 31, 2018, 2017 and 2016, there were no events or changes in circumstances indicating that the carrying amount of any of our assets groups to not be recoverable from future undiscounted net cash flows we expect the asset groups to generate, and no impairment losses were recognized.

Asset Retirement Obligations—The Company records obligations to perform asset retirement activities, primarily including requirements to remove equipment from leased space or customer sites as required under the terms of the related lease and customer agreements. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. The liability accretes as a result of the passage of time and related accretion expense is recognized in the Consolidated Statements of Income. The associated asset retirement costs are capitalized as an additional carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s useful life. As of December 31, 2018 and 2017, our aggregate carrying amount of asset retirement obligations totaled $10.4 million and $9.4 million, respectively. During the year ended December 31, 2018 and 2017, we incurred liabilities of $0.1 million and $4.4 million related to asset retirement obligations, respectively.  During the year ended December 31, 2018, 2017, and 2016, we recognized $0.9 million, $4.4 million, and $0.8 million of accretion expense related to asset retirement obligations, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held at financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less.

Derivative Instruments and Hedging Activities—We account for our derivatives in accordance with FASB ASC 815, Derivatives and Hedging, in which we reflect all derivative instruments at fair value as either assets or liabilities on our Consolidated Balance Sheet. For derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedged instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See Note 6 and Note 8.

Intangible Assets—Intangible assets are presented in the financial statements at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives with the exception of the customer list intangible assets related to our Consumer CLEC Business, which were brought over at carry-over basis at the time of Spin-Off, and are amortized using the sum-of-the-years’-digits method over their estimated useful lives.

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

Reclassifications—During 2017 and forward, we managed and reported our operations in four reportable business segments: Leasing, Fiber Infrastructure, Towers and Consumer CLEC. Certain prior year asset categories and related amounts in Note 7 have been reclassified to conform with current year presentation.

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

We evaluate the collectability of straight-line rent receivables and record a provision for doubtful accounts if management believes the receivables to be uncollectible. At December 31, 2018 and 2017, no allowance was recorded related to our straight-line rent receivable.

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

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) on January 1, 2018 (see Note 4).  Prior to the adoption of Topic 606, the Company recognized service revenues related to its broadband transport and backhaul communications services when (i) persuasive evidence of an arrangement exists, (ii) the services have been provided to the customer, (iii) the sales price was fixed or determinable, and (iv) the collection of the sales price is reasonably assured. Services provided to the Company’s customers are rendered pursuant to contractual fee‑based arrangements, which generally provide for recurring fees charged for the use of designated portions of the Company’s network and typically range for a period of three to ten years. The Company’s revenue arrangements often include upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement.

We evaluate the collectability of service receivables by considering a variety of factors. The Company typically does not require collateral. When the Company becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related accounts receivable to the amount the Company reasonably believes is collectible. When appropriate, the Company also records reserves for bad debts for all other customers based on a variety of factors including the length of time the receivable is past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company adjusts its estimates of the recoverability of receivables as needed. At December 31, 2018 and 2017, the allowance recorded for service receivables was $2.3 million and $1.0 million, respectively.

Consumer CLEC Business revenues are primarily derived from providing access to or usage of leased networks and facilities and are recognized over the period that the corresponding services are rendered to customers. Revenues derived from other telecommunications services, including broadband, long distance and enhanced service revenues are recognized monthly as services are provided. Sales of customer premise equipment and modems are recognized when products are delivered to and accepted by customers.

Stock-Based Compensation—We account for stock-based compensation using the fair value method of accounting. We have determined that our stock-based payment awards granted in exchange for employee services qualify as equity classified awards, which are measured based on the fair value of the award on the date of the grant. The fair value of restricted stock-based payments is based on the market value of our common stock on the date of grant. The fair value of performance-based awards, which have performance conditions, is based on a Monte Carlo simulation. The fair value of all stock-based compensation is recognized over the period during which an employee is required to provide services in exchange for the award. See Note 11.

Income Taxes—We elected on our initial U.S. federal income tax return to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax for open taxable years through 2018, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Subject to the temporary restriction imposed by the waiver and amendment to our Credit Agreement (see Note 10), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, generally will be restricted.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

We recognize the benefit of tax positions that are "more likely than not" to be sustained upon examination based on their technical merit. The benefit of a tax position is measured at the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If applicable, we will report tax-related penalties and interest expense as a component of income tax expense. We currently have unrecognized tax benefits of $3.0 million recorded in deferred incomes taxes on our Consolidated Balance Sheet.

The Company will be subject to a federal corporate level tax on any gain recognized from the sale of assets occurring within a five year recognition period after the Spin-Off up to the amount of the built in gain that existed on April 24, 2015, which is based on the fair market value of the assets in excess of the Company’s tax basis as of such date.

Business Combinations—In accordance with ASC 805, Business Combinations, we apply the acquisition method of accounting for acquisitions meeting the definition of a business combination or asset acquisition, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. The fair value of the acquired assets and liabilities are estimated using the income, market and/or cost approach.  The income approach utilizes the present value of estimated future cash flows that a business or asset can be expected to generate, while under the market approach, the fair value of an asset or business reflects the price at which comparable assets are purchased under similar circumstances.  Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of operating results, business plans, expected growth rates, capital expenditure plans, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management. Small changes in these assumptions or estimates could materially affect the cash flow projections, and therefore could affect the estimated fair value.  Impact these assumptions or estimates include customer retention, execution of our business plans, which impact growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital.

For acquisitions meeting the definition of a business combination, any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. ASC 805 also requires acquirers to, among other things, estimate the acquisition date fair value of any contingent consideration and recognize any subsequent changes in the fair value of contingent consideration in earnings. When provisional amounts are initially recorded, the Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed.  For acquisitions meeting the definition of an asset acquisition, the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values.  No goodwill is recognized in an asset acquisition.

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

Goodwill—Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; determination of the fair value of each reporting unit; and an assumption as to the form of the transaction in which the reporting unit would be acquired by a market participant (either a taxable or nontaxable transaction).

We estimate the fair value of our reporting units (which are our segments) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions.  If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and charged to operations not exceed the carrying value of goodwill.

Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, capital expenditure plans, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment.  Potential events that could negatively impact these assumptions or estimates include customer losses or poor execution of our business plans, which impact growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital.  The market approach uses market data of comparable business and acquisition multiples paid in recent transactions to estimate fair value.  Declines in the comparable business and acquisitions multiples could affect the likelihood and amount of potential impairment.

As of December 31, 2018 and 2017, all of our Goodwill is included in our Fiber Infrastructure segment.  We performed our goodwill impairment analysis during the fourth quarter and we concluded the implied fair value of our Fiber Infrastructure reporting unit was in excess of its carrying value by less than 5%.  During the years ended December 31, 2018 and 2017, no impairment losses were recognized.

In light of the recent developments below surrounding Windstream, as discussed in “Concentration of Credit Risks”, if there were to be changes in assumptions impacting the forecasted cash flows at Uniti Fiber, our conclusions regarding the likelihood and amount of any potential impairment could change.

Earnings per Share—Outstanding restricted stock awards that contain rights to non-forfeitable dividends are deemed to be participating securities, requiring the application of the two-class method of computing basic and dilutive earnings per share.

Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Dilutive earnings per share includes the weighted average number of common shares and the dilutive effect of restricted stock and performance-based awards outstanding during the period, when such awards are dilutive. See Note 13.

Concentration of Credit Risks—We are party to a Master Lease with Windstream from which substantially all of Uniti’s leasing revenues and operating cash flows are currently derived. Revenue under the Master Lease provided 68.2% of our revenue for the year ended December 31, 2018, 74.8% of our revenue for the year ended December 31, 2017, and 87.9% of our revenue for the year ended December 31, 2016.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months. In addition, Windstream has been involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to our spin-off from Windstream. On December 7, 2017, the entity issued a notice of acceleration to Windstream claiming that the alleged default had matured into an “event of default” and that the principal amount, along with accrued interest, of such securities was due and payable immediately. Windstream challenged the matter in federal court and a trial was held, in July 2018.  On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.

In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  While we believe that the Master Lease is essential to Windstream’s operations, it is difficult to predict what could occur in a restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations. See Note 2.  A rejection by Windstream of the Master Lease or its inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with debt covenants and pay dividends to our stockholders as required to maintain our status as a REIT.

Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and earlier adoption is permitted. We adopted ASU 2017-12 effective January 1, 2018, and there was no material impact on our financial position.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update outlines a single comprehensive revenue recognition model for entities to follow in accounting for revenue from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. Topic 606 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 4.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The accounting for lessors remains largely unchanged from existing guidance.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein, and it is required to applied using the modified retrospective approach for all leases existing as of the effective date.  The Company is currently evaluating this guidance to determine the impact it will have on our financial statements by reviewing its existing operating lease contracts, including ground, tower, equipment, office and fiber lease arrangements, in which we are the lessee and service contracts that may include embedded leases. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right-of-use assets; the extent of the impact of a gross-up is under evaluation. The Company does not anticipate material changes to the recognition of operating lease expense in its Consolidated Statements of Income.

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

Note 4. Revenues

Adoption of ASC Topic 606, Revenue from Contracts with Customers

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these Consolidated Financial Statements.

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

Commissions

We previously recognized commission fees related to obtaining a contract as selling expenses when incurred. Under Topic 606 and Topic 340, Other Assets and Deferred Costs, when they are incremental or expected to be recovered, we capitalize those commission fees as costs of obtaining a contract and amortize them consistently with the pattern of transfer of the product or service to which the asset relates. These amortized costs are included in general and administrative expense on the Consolidated Statements of Income.  These deferred balances were $2.5 million and $4.9 million at January 1, 2018 and December 31, 2018, respectively, and included in Other Assets on the Consolidated Balance Sheets; Other Assets would have been lower by those amounts under revenue recognition and cost guidance applicable to us prior to the adoption of Topic 606 and Topic 340.  For the year ended December 31, 2018, the impact to costs as a result of applying Topic 606 was a decrease of $2.4 million, as compared to what the general and administrative expense would have been under previous revenue and cost recognition guidance.  There would have been no other differences in our Consolidated Balance Sheets as of December 31, 2018 or Consolidated Statements of Income for the year ended December 31, 2018 under previous revenue and cost recognition guidance as compared to Topic 606 and Topic 340.

Nature of goods and services

The following is a description of principal activities, separated by reportable segments (see Note 14), from which the Company generates its revenues.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Year Ended December 31,
(Thousands)	2018	2017(1)	2016(1)
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$132,361	$117,574	$54,739
Enterprise and wholesale	63,519	36,542	7,140
E-Rate and government	74,752	43,021	8,062
Other	4,492	454	252
Fiber Infrastructure	$275,124	$197,591	$70,193
Consumer CLEC	13,931	18,087	22,472
Total revenue from contracts with customers	289,055	215,678	92,665
Revenue accounted for under other applicable guidance	728,579	700,354	677,743
Total revenue	$1,017,634	$916,032	$770,408
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

At January 1, 2018 and December 31, 2018 lease receivables were $10.9 million and $45.5 million, respectively, and receivables from contracts with customers were $31.2 million and $57.1 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the year ended December 31, 2018, we recognized revenues of $14.7 million that was included in the January 1, 2018 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at January 1, 2018	$2,490	$26,256
Balance at December 31, 2018	$5,540	$15,473

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract assets primarily relate to costs incremental to obtaining contracts and contract liabilities primarily relate to deferred revenue from non-recurring charges.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of December 31, 2018, our future revenues (i.e. transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $646.7 million, of which $572.0 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.7 years, while $74.7 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 4.5 years.

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

We exclude from the transaction price any amounts collected from customers for sales taxes and therefore, they are not included in revenue.

Note 5. Business Combinations and Asset Acquisitions

Asset Acquisitions

Network Management Holdings LTD

On January 31, 2017, we completed the acquisition of NMS. The Company accounted for the acquisition of NMS as an asset purchase. At close, NMS owned and operated 366 wireless communications towers in Latin America with an additional 105 build to suit tower sites under development. The NMS portfolio spans three Latin American countries with 212 towers in Mexico, 54 towers in Nicaragua, and 100 towers in Colombia. The consideration for the 366 wireless towers in operation as of the transaction close date was $62.6 million, which was funded through cash on hand, and is presented in NMS asset acquisition on the Consolidated Statements of Cash Flows. NMS conducts its operations through three non-U.S. subsidiaries and the Company has determined that the functional currencies for the Mexican, Nicaraguan and Colombian subsidiaries are the Mexican Peso, U.S. Dollar and Colombian Peso, respectively.  The non-U.S. subsidiaries in which NMS conducts its operations are subject to income tax in the jurisdictions in which they operate.  The acquisition did not result in a step up in tax basis under local law.  The Company recorded a net deferred tax liability of $18.4 million and a liability for unrecognized tax benefits of $5.3 million in connection with the acquisition. The deferred tax liability is primarily related to the excess of the recorded amounts for Property, Plant and Equipment and Intangibles over their respective historical tax bases.  Under the terms of the purchase agreement, we will acquire the towers under development when construction is completed. The NMS towers are reflected in our Towers segment. See Note 14. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(thousands)
Property, plant and equipment	$36,417
Accounts receivable	2,826
Other assets	1,623
Intangible assets	52,437
Accounts payable, accrued expenses and other liabilities	(8,895)
Intangible liabilities	(3,440)
Deferred income taxes	(18,403)
Total purchase consideration	$62,565

Of the $52.4 million of acquired intangible assets, $37.4 million was assigned to tenant contracts (22 year life), $13.5 million was assigned to network (22 year life) and $1.5 million was assigned to acquired above-market leases (10 year life). The acquired below-market lease intangible liability of $3.4 million has a 10 year life. See Note 9.

As of December 31, 2018, we have acquired 89 of the 105 towers that were under development at the time of the NMS acquisition, and 16 of the development towers were cancelled and will not be completed and purchased.

Business Combinations

2018 Transactions

Information Transport Solutions, Inc.

On October 19, 2018, we acquired 100% of the outstanding equity of Information Transport Solutions, Inc. (“ITS”) for cash consideration of $59.6 million. ITS is a full-service managed services provider of technology solutions, primarily to educational institutions in Alabama and Florida. This acquisition expands Uniti Fiber’s product offerings and strengthens relationships with new and existing E-Rate customers.  The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 14. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(thousands)
Property, plant and equipment	$4,270
Cash and cash equivalents	5,931
Accounts receivable	3,909
Other assets	7,238
Goodwill	11,210
Intangible assets	30,254
Accounts payable, accrued expenses and other liabilities	(2,645)
Deferred revenue	(567)
Total purchase consideration	$59,600

The above purchase price allocation is considered preliminary and is subject to revision when the valuation of assets and liabilities is finalized upon receipt of the final valuation report from a third party valuation specialist, and resolution of contractual adjustments, such as working capital adjustments, set forth in the merger agreement, which is anticipated to be finalized during the first half of 2019.

The goodwill arising from the transaction is primarily attributable to strategic opportunities that arose from the acquisition of ITS, including strengthening relationships with new and existing E-Rate customers and anticipated incremental sales and cost savings. For federal income tax purposes, the transaction was treated as a taxable acquisition. Thus, all of the goodwill is expected to be deductible for tax purposes.

We acquired an intangible asset that was assigned to customer relationships of $30.3 million (14 year life). The Company determined the useful life for the customer relationship by applying an income approach (using the multi-period excess earnings method with a discount rate commensurate to the risk of the asset) and resulted from two key considerations: attrition rate and cumulative present value of cash flows, including assessing the period over which the asset is expected to contribute to the Company’s future cash flows.

The acquired business contributed revenue of $9.0 million and an operating income of $0.5 million, which excludes transaction related costs, to our consolidated results from the date of acquisition through December 31, 2018. We recorded transaction related costs related to the acquisition of ITS for the year ended December 31, 2018 of $0.3 million within transaction related costs on the Consolidated Statement of Income.

The following table presents the unaudited pro forma summary of our financial results as if the ITS acquisition had occurred on January 1, 2017. The pro forma results include additional amortization resulting from purchase accounting adjustments related to the intangible asset. The pro forma results do not include any synergies or other benefits of the acquisition. The pro forma results are not indicative of future results of operations, or results that might have been achieved had the acquisition been consummated on January 1, 2017.

	Year Ended	Year Ended
(Thousands, except per share data)	December 31, 2018	December 31, 2017
Pro forma revenue	$1,054,192	$967,512
Pro forma net income (loss)	17,727	(6,763)

2017 Transactions

Southern Light, LLC

On July 3, 2017, we acquired 100% of the outstanding equity of Southern Light for $638.1 million in cash and 2.5 million common units in the Operating Partnership with an acquisition date fair value of $64.3 million. Southern Light is a leading provider of data transport services along the Gulf Coast region serving twelve attractive Tier II and Tier III markets across Florida, Alabama, Louisiana, and Mississippi. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 14. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(thousands)
Property, plant and equipment	$279,467
Cash and cash equivalents	1,992
Accounts receivable	11,139
Other assets	1,287
Goodwill	319,508
Intangible assets	160,100
Accounts payable, accrued expenses and other liabilities	(19,846)
Deferred revenue	(38,134)
Deferred income taxes	(9,892)
Capital lease obligations	(3,189)
Total purchase consideration	$702,432

During the second quarter of 2018, the purchase price allocation was adjusted to record $0.9 million of deferred tax liabilities that existed at the date of acquisition.

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

We acquired an intangible asset that was assigned to customer relationships of $160.1 million (15 year life). The Company determined the useful life for the customer relationship by applying an income approach (using the multi-period excess earnings method with a discount rate commensurate to the risk of the asset) and resulted from two key considerations: attrition rate and cumulative present value of cash flows, including assessing the period over which the asset is expected to contribute to the Company’s future cash flows.

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

Hunt Telecommunications, LLC

On July 3, 2017, we acquired 100% of the outstanding equity of Hunt for $129.3 million in cash and 1.6 million common units in the Operating Partnership with an acquisition date fair value of $41.6 million.  Additional contingent consideration of up to $17 million, with an acquisition date fair value of $16.4 million, may be paid upon the achievement of certain financial revenue milestones by delivering shares of our common stock. See Note 6.  Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment.  See Note 14.  The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

During the second quarter of 2018, the purchase price allocation was adjusted to record $3.2 million of deferred tax liabilities that existed at the date of acquisition.

The goodwill arising from the transaction is primarily attributable to the expansion of our fiber network through the complementary nature of Hunt’s fiber network to our existing fiber network, including anticipated incremental sales and cost savings. The goodwill is not expected to be deductible for tax purposes.

We acquired an intangible asset that was assigned to customer relationships of $73 million (18 year life). The Company determined the useful life for the customer relationship by applying an income approach (using the multi-period excess earnings method with a discount rate commensurate to the risk of the asset) and resulted from two key considerations: attrition rate and cumulative present value of cash flows, including assessing the period over which the asset is expected to contribute to the Company’s future cash flows.

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

2016 Transactions

Tower Cloud, Inc.

On August 31, 2016, we acquired 100% of the outstanding equity of Tower Cloud, Inc. (“Tower Cloud”) for $187.5 million in cash and 1.9 million shares of our common stock with an acquisition date fair value of $58.5 million.  Additional contingent consideration of up to $130 million, with an acquisition date fair value of $98.6 million, may be paid upon the achievement of certain defined operational and financial milestones. At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. Tower Cloud provides data transport services, with particular focus on providing infrastructure solutions to the wireless and enterprise sectors, including fiber-to-the-tower backhaul, small cell networks, and dark fiber deployments. Following the close of the transaction, the Tower Cloud business and the previously acquired PEG Bandwidth business were combined into a unified fiber infrastructure organization, Uniti Fiber. The operating results from this acquisition are included in the consolidated financial statements from the acquisition date. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 14. During the first quarter of 2017, certain contractual working capital adjustments resulted in a $0.2 million reduction of the purchase price and goodwill. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

We acquired an intangible asset that was assigned to customer relationships of $116.2 million (30 year life). The Company determined the useful life for the customer relationship by applying an income approach (using the multi-period excess earnings method with a discount rate commensurate to the risk of the asset) and resulted from two key considerations: attrition rate and cumulative present value of cash flows, including assessing the period over which the asset is expected to contribute to the Company’s future cash flows.

Tower Cloud had federal net operating loss (“NOL”) carryforwards of approximately $81.2 million at the date of the acquisition, which will expire between 2026 and 2036. As a result of the change in ownership, the utilization of NOL carryforwards is subject to limitations imposed by the Internal Revenue Code. The gross deferred tax assets associated with the NOL and other temporary differences as of August 31, 2016 were approximately $37.0 million.  A net deferred tax liability of $24.8 million was recorded in connection with the acquisition, which is primarily related to the excess of the recorded amounts for Property, Plant and Equipment and Intangible Assets over their respective historical tax bases.

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

Year Ended
(Thousands, except per share data)	December 31, 2016
Pro forma revenue	$798,054
Pro forma net (loss) income	(3,581)

PEG Bandwidth, LLC

On May 2, 2016, we acquired 100% of the outstanding equity of PEG Bandwidth for $322.5 million in cash, the issuance of 87,500 shares of our 3.00% Series A Convertible Preferred Stock (“Series A Shares”) with a fair value of $78.6 million and 1 million shares of our common stock with an acquisition date fair value of $23.2 million. PEG Bandwidth is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry. The operating results from this acquisition are included in the consolidated financial statements from the acquisition date. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 14. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

Of the $38 million of acquired intangible assets, $36 million was assigned to customer relationships (weighted average 17 year life) and $2 million was assigned to trademarks (indefinite life). The Company determined the useful life for the customer relationship by applying an income approach (using the multi-period excess earnings method with a discount rate commensurate to the risk of the asset) and resulted from two key considerations: attrition rate and cumulative present value of cash flows, including assessing the period over which the asset is expected to contribute to the Company’s future cash flows.

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

Year Ended
(Thousands, except per share data)	December 31, 2016
Pro forma revenue	$797,637
Pro forma net income	6,264

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

Note 6. Fair Value of Financial Instruments

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

The following table summarizes the fair value of our financial instruments at December 31, 2018 and 2017:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2018
Assets
Derivative asset	$31,043	$—	$31,043	$—
Total	$31,043	$—	$31,043	$—

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,877,303	$—	$1,877,303	$—
Senior secured notes - 6.00% , due April 15, 2023	504,625	—	504,625	—
Senior unsecured notes - 8.25%, due October 15, 2023	965,700	—	965,700	—
Senior unsecured notes - 7.125%, due December 15, 2024	496,500	—	496,500	—
Senior secured revolving credit facility, variable rate, due April 24, 2020	639,936	—	639,936	—
Contingent consideration	83,401	—	—	83,401
Total	$4,567,465	$—	$4,484,064	$83,401

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2017
Assets
Derivative asset	$6,793	$—	$6,793	$—
Total	$6,793	$—	$6,793	$—

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,011,237	$—	$2,011,237	$—
Senior secured notes - 6.00% , due April 15, 2023	540,375	—	540,375	—
Senior unsecured notes - 8.25%, due October 15, 2023	1,073,925	—	1,073,925	—
Senior unsecured notes - 7.125%, due December 15, 2024	542,250	—	542,250	—
Senior secured revolving credit facility, variable rate, due April 24, 2020	279,972	—	279,972	—
Contingent consideration	105,762	—	—	105,762
Total	$4,553,521	$—	$4,447,759	$105,762

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $5.0 billion at December 31, 2018, with a fair value of $4.5 billion. The estimated fair value of the Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative instruments are carried at fair value. See Note 8. The fair value of our interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti 's own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative instruments fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative instruments valuation in Level 2 of the fair value hierarchy.

As part of the acquisition of Hunt on July 3, 2017, we may be obligated to pay contingent consideration (the “Hunt Contingent Consideration”) upon the achievement of certain defined revenue milestones; therefore, we have recorded the estimated fair value of contingent consideration of approximately $10.0 million as of December 31, 2018. See Note 5. In accordance with the Hunt merger agreement, Uniti common shares will be used to satisfy the contingent consideration payment.  The fair value of the Hunt Contingent Consideration at December 31, 2018 was determined using the closing price of our common shares in the active market and probability estimates of future earnings and is classified as Level 3. On January 4, 2019, we settled the Hunt Contingent Consideration in full satisfaction of the obligation through the issuance of 645,385 common shares having a fair value of $11.2 million.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones; therefore, we recorded the estimated fair value of future contingent consideration of $73.4 million as of December 31, 2018. The fair value of the contingent consideration as of December 31, 2018, was determined using a discounted cash flow model and probability adjusted estimates of the operational milestones and is classified as Level 3. During the year ended December 31, 2018, we paid $18.6 million for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Income in the period in which the change occurs.  For the year ended December 31, 2018, there was a $3.7 million decrease in the fair value of the contingent consideration that was recorded in Other expense on the Consolidated Statements of Income.

The following is a roll forward of our liability measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2017	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	December 31, 2018
Contingent consideration	$105,762	$—	$(3,721)	$(18,640)	$83,401

Note 7. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	December 31, 2018	December 31, 2017
Land	Indefinite	$29,304	$27,110
Building and improvements	3 - 40 years	340,238	333,121
Real property interests	See Note 3	34,878	34,580
Poles	30 years	248,989	243,710
Fiber	30 years	3,005,304	2,671,216
Equipment	5 - 7 years	256,838	201,490
Copper	20 years	3,721,649	3,656,384
Conduit	30 years	89,692	91,210
Tower assets	20 years	120,073	59,610
Capital lease assets	See Note 3	123,017	93,465
Construction in progress	See Note 3	137,585	112,489
Other assets	15 - 20 years	11,524	10,232
Corporate assets	3 - 7 years	4,214	7,970
		8,123,305	7,542,587
Less accumulated depreciation		(4,914,299)	(4,488,698)
Property, plant and equipment, net		$3,209,006	$3,053,889

Capital lease assets above represent fiber leases, where we have the exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable.

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $425.2 million, $415.9 million and $369.9 million, respectively.

Note 8. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

We are party to interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.07 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%. The Company does not currently have any master netting arrangements related to its derivative contracts.

The following table summarizes the fair value and the presentation in our Consolidated Balance Sheet:

(Thousands)	Location on Consolidated Balance Sheet	December 31, 2018	December 31, 2017
Interest rate swaps	Derivative asset	$31,043	$6,793

As of December 31, 2018 and 2017, all of the interest rate swaps were valued in net unrealized gain positions and recognized as an asset balance within the derivative asset balance on the Consolidated Balance Sheets. For the years ended December 31, 2018, 2017 and 2016, the amount recorded in other comprehensive income related to the unrealized gain on derivative instruments was $21.6 million, $7.7 million and $24.5 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statement of Income for the years ended December 31, 2018, 2017 and 2016 was $2.6 million, $20.6 million and $23.8 million, respectively. For the years ended December 31, 2018, 2017 and 2016, there were no ineffective portions of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, ending December 31, 2019, we estimate that $4.1 million will be reclassified as a decrease to interest expense.

Note 9. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill occurring during the year ended December 31, 2018 and 2017, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2016	$262,334	$262,334
Goodwill purchase accounting adjustments	(248)	(248)
Goodwill associated with 2017 acquisitions	411,643	411,643
Goodwill at December 31, 2017	673,729	673,729
Goodwill purchase accounting adjustments	7,446	7,446
Goodwill associated with 2018 acquisitions	11,210	11,210
Goodwill at December 31, 2018	692,385	692,385

The carrying value of our other intangible assets is as follows:

(Thousands)	December 31, 2018			December 31, 2017
	Cost	Cumulative Translation Adjustment	Accumulated Amortization	Cost	Cumulative Translation Adjustment	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$2,000	$-	$-

Finite life intangible assets:
Customer lists	451,997	-	(69,393)	421,743	-	(46,049)
Tenant contracts	37,386	411	(3,293)	37,386	1,141	(1,605)
Network(1)	13,541	144	(1,192)	13,541	410	(581)
Acquired below-market leases	1,509	-	(289)	1,509	-	(138)

Total intangible assets	506,988			477,730
Less: Accumulated amortization	(74,167)			(48,373)
Total intangible assets, net	$432,821			$429,357

Finite life intangible liabilities:
Acquired above-market leases	$3,440	$(182)	$(624)	$3,440	$15	$(317)

Total intangible liabilities	3,258			3,455
Less: Accumulated amortization	(624)			(317)
Total intangible liabilities, net(2)	$2,634			$3,138

(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity as of the valuation date.

(2)	Recorded in accounts payable, accrued expenses and other liabilities, net on the Consolidated Balance Sheet.

As of December 31, 2018, the remaining weighted average amortization period of the Company’s intangible assets was 18.3 years. Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $25.5 million, $18.3 million and $6.1 million, respectively. Amortization expense is estimated to be $26.6 million in 2019, $26.1 million in 2020, $25.6 million in 2021, $25.2 million in 2022 and $25.1 million in 2023.

Note 10. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	December 31, 2018	December 31, 2017
Principal amount	$4,965,808	$4,626,887
Less unamortized discount, premium and debt issuance costs	(119,575)	(144,190)
Notes and other debt less unamortized discount and debt issuance costs	$4,846,233	$4,482,697

Notes and other debt at December 31, 2018 and 2017 consisted of the following:

	December 31, 2018		December 31, 2017
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$2,065,808	$(70,337)	$2,086,887	$(87,140)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(7,116)	550,000	(8,508)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(34,900)	1,110,000	(40,467)
Senior unsecured notes - 7.125%, due December 15, 2024	600,000	(7,222)	600,000	(8,075)
Senior secured revolving credit facility, variable rate, due April 24, 2020	640,000	-	280,000	-
Total	$4,965,808	(119,575)	$4,626,887	$(144,190)

At December 31, 2018, notes and other debt included the following: (i) $2.1 billion under the senior secured term loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”); and (iv) $600.0 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024  Notes” and together with the Secured Notes and 2023 Notes, the “Notes”), and (v) $640.0 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2020 pursuant to the Credit Agreement (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”).

During 2017, the Company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure. Under this structure, the Operating Partnership now holds substantially all of the Company’s assets and is the parent company of, among others, CSL Capital, LLC, Uniti Group Finance Inc. and Uniti Fiber Holdings Inc.  In connection with the up-REIT Reorganization, the Operating Partnership replaced the Company and assumed its obligations as an obligor under the Notes and Facilities.  The Company subsequently became a guarantor of the Notes and Facilities.  Because the Operating Partnership is not a corporation, a corporate co-obligor that is a subsidiary of the Operating Partnership was also added to the Notes and Credit Agreement as part of the up-REIT Reorganization. As discussed below, Uniti Group Finance Inc. is the corporate co-obligor under the Credit Agreement and co-issuer of the Secured Notes and the 2023 Notes, and Uniti Fiber Holdings Inc. is the co-issuer of the 2024 Notes.  Separate financial statements of the Operating Partnership have not been included since the Operating Partnership is not a registrant.

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

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2018, the Borrowers were in compliance with all of the covenants under the Credit Agreement.  However, we would be in breach of the requirement to deliver audited financial statements without a going concern opinion if we were unable to provide 2018 audited financial statements without a going concern opinion to the lenders under our Credit Agreement by March 31, 2019.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the fourth amendment (the “Amendment”) to our Credit Agreement. During the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, the Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. The Amendment also increases the interest rate on our Term Loan Facility, which will now bear a rate of LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.0%, a 200 basis point increase over our previous rate. This increase will be in effect though the remaining term of the facility, which matures on October 24, 2022.

A termination of the Master Lease would result in an “event of default” under the Credit Agreement, if a replacement lease was not entered into within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

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

The failure to provide 2018 financial statements without a going concern opinion to the lenders under our Credit Agreement by March 31, 2019 would constitute a breach of the covenants of our Credit Agreement and, absent the waiver by our lenders, would constitute an immediate event of default.  If any event of default were to occur under our Credit Agreement and the Credit Agreement’s administrative agent declares all outstanding loans immediately due and payable, such an acceleration would trigger cross-default provisions within the indentures governing our senior notes and thereby entitle the trustee and noteholders to accelerate the repayment of the Secured Notes, the 2023 Notes and the 2024 Notes.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statements of Income. For the year ended December 31, 2018, 2017 and 2016, we recognized $14.7 million, $13.6 million and $7.8 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Aggregate annual maturities of our long-term obligations at December 31, 2018 are as follows:

(Thousands)
2019	$21,080
2020	661,080
2021	21,080
2022	2,002,568
2023	1,660,000
Thereafter	600,000
Total	$4,965,808

As discussed in Note 7, we have acquired property pursuant to capital leases. At December 31, 2018, future minimum lease payments under capital lease obligations are as follows:

(Thousands)
2019	$8,683
2020	7,357
2021	6,638
2022	6,484
2023	6,457
Thereafter	52,533
Total minimum payments	88,152
Less amount representing interest	(32,870)
Total	$55,282

Note 11. Stock-Based Compensation

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

Restricted Awards

During the year ended December 31, 2018, the Company granted 396,705 shares of restricted stock to employees, which had a fair value of $5.5 million as of the date of grant. We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day on the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31, 2018, there were 4,724,876 shares available for future issuance under the Equity Plan. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2017	588,188	$24.00
Granted	396,705	$14.02
Forfeited	(35,559)	$19.62
Vested	(281,706)	$24.42
Unvested balance, December 31, 2018	667,628	$18.03	$10,395

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2018. The market value as of December 31, 2018 was $15.57 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 31, 2018, the final trading day of 2018.

During the year ended December 31, 2017, there were 234,294 shares of restricted stock granted with a weighted-average fair value of $25.56 per share.  During the year ended December 31, 2016, there were 308,146 shares of restricted stock granted with a weighted-average fair value of $20.56 per share.

The total fair value of shares vested for the years ended December 31, 2018 and 2017 was $6.9 million and $2.9 million, respectively.

As of December 31, 2018, total unrecognized compensation expense on restricted awards was approximately $6.2 million, and the expense is expected to be recognized over a weighted average vesting period of 0.9 years.

Performance Awards

The Company grants long-term incentives to members of management in the form of performance-based restricted stock units (“PSUs”) under the Equity Plan. The number of PSUs earned is based on the Company’s achievement of specified performance goals, over a specified performance period, and may range from 0% to 200% of the target shares. The PSUs have a service condition that will expire at the end of the three-year performance period provided that the holder continues to be employed by the Company at the end of the performance period. Holders of PSUs are entitled to dividend equivalents, which will be accrued and paid in cash upon the vesting of a PSU. Dividend equivalents are forfeited to the extent that the underlying PSU is forfeited.

On February 6, 2018, we issued 169,549 PSUs equal to 100% of the target amount, with an aggregate value of $3.3 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of the MSCI US REIT Index and a triple-net lease peer group, as defined by the Compensation Committee. Upon evaluating the results of the market conditions, the final number of shares is determined, and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2018, no PSUs were forfeited due to termination of service. The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

	Performance Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2017	254,625	$25.69
Granted	169,549	$19.30
Forfeited	(60,970)	$21.82
Vested	—	$—
Unvested balance, December 31, 2018	363,204	$23.35	$5,655

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2018. The market value as of December 31, 2018 was $15.57 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 31, 2018, the final trading day of 2018.

During the year ended December 31, 2017, there were 91,995 PSUs granted with a weighted-average fair value of $33.75 per share.  During the year ended December 31, 2016, there were 101,660 PSUs granted with a weighted-average fair value of $20.71 per share.

As of December 31, 2018, total unrecognized compensation expense related to PSUs was approximately $3.7 million, and the weighted-average vesting period was 1.4 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Expected term (years)	3.0	3.0	3.0
Expected volatility	48.5%	33.6%	48.8%
Expected annual dividend	0.0%	0.0%	0.0%
Risk free rate	2.3%	1.5%	0.9%

Employee Stock Purchase Plan

On May 17, 2018, our stockholders approved and adopted the Uniti Group Inc. Employee Stock Purchase Plan (the “ESPP”).  The ESPP authorizes us to issue up to 2,000,000 shares of our common stock to any of our employees so long as the employee is employed on the first day of the applicable offering period.  Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and one beginning on July 1 and ending on December 31.  Under the terms of the ESPP, employees can choose each plan period to have up to 15% of their annual base earnings, limited to $25,000 withheld to purchase our common stock.  The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price.  Under the ESPP, no shares were sold to employees during the year ended 2018.  As of December 31, 2018, there were 2,000,000 shares available for future issuance under the ESPP.  The following table summarizes the assumptions used to value the purchase rights granted under the ESPP during the year ended December 31, 2018:

Year Ended December 31, 2018
Expected term (years)	0.5
Expected volatility	37.0%
Expected annual dividend	11.3%
Risk free rate	2.1%

For the years ended December 31, 2018, 2017 and 2016, we recognized $8.1 million, $7.7 million and $4.8 million, respectively, of compensation expense related to restricted stock awards, performance-based awards and the ESPP, which is recorded in general and administrative expense on our Consolidated Statement of Income.

Note 12. Related Party Transactions

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

On June 15, 2016, Windstream Holdings disposed of 14.7 million shares of our common stock, representing approximately half of its retained ownership interest. On June 24, 2016, Windstream Holdings disposed of its remaining 14.7 million shares of our common stock as part of a public offering. The Company did not receive any proceeds resulting from the disposition of these shares. Accordingly, upon its disposition of these shares, Windstream was no longer deemed a related party under applicable accounting regulations.  Our consolidated financial statements reflect the following transactions with Windstream during the periods in which Windstream was deemed a related party.

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

Note 13. Earnings Per Share

Our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in FASB ASC 260, Earnings per Share.

We also issue PSUs; however these units contain forfeitable rights to receive dividends and are therefore considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met. During the years ended December 31, 2017 and 2016, approximately76,000 and 220,000 PSUs, respectively, were excluded from the computation of diluted net loss per share because their effect is anti-dilutive as a result of our net loss for these periods.

The earnings per share impact of the Series A Shares (See Note 19) is calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provide Uniti the option to cash or share settle the instrument, and as of December 31, 2018, it is our policy to settle the instrument in cash upon conversion.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones.  See Note 5.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash.  The arrangement provides Uniti the option to cash settle, and it is our policy to settle 100% of the obligation in cash upon the achievement of the defined milestones.  As such, there is no impact to our share count for the purposes of the earnings per share calculation.

The Hunt merger agreement provides for the issuance of additional common shares upon the achievement of certain defined revenue milestones. See Note 5.  The earnings per share impact of the Hunt Contingent Consideration is calculated under the method described in ASC 260 for the treatment of contingently issuable shares in weighted-average shares outstanding. See the accompanying table for the impact.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(Thousands, except per share data)	2018	2017	2016
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$16,187	$(9,439)	$(212)
Less: Income allocated to participating securities	(2,594)	(1,509)	(1,557)
Dividends declared on convertible preferred stock	(2,624)	(2,624)	(1,743)
Amortization of discount on convertible preferred stock	(2,980)	(2,980)	(1,985)
Net income (loss) attributable to common shares	$7,989	$(16,552)	$(5,497)
Denominator:
Basic weighted-average common shares outstanding	176,169	168,693	152,473
Basic earnings (loss) per common share	$0.05	$(0.10)	$(0.04)

	Year Ended December 31,
(Thousands, except per share data)	2018	2017	2016
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$16,187	$(9,439)	$(212)
Less: Income allocated to participating securities	(1,665)	(1,509)	(1,557)
Dividends declared on convertible preferred stock	(2,624)	(2,624)	(1,743)
Amortization of discount on convertible preferred stock	(2,980)	(2,980)	(1,985)
Mark-to-market gain on share settled contingent consideration arrangements	(1,433)	(4,944)	—
Net income (loss) attributable to common shares	$7,485	$(21,496)	$(5,497)
Denominator:
Basic weighted-average common shares outstanding	176,169	168,693	152,473
Contingent consideration (See Note 5)	645	296	—
Effect of dilutive non-participating securities	257	—	—
Weighted-average shares for dilutive earnings per common share	177,071	168,989	152,473
Dilutive earnings (loss) per common share	$0.04	$(0.13)	$(0.04)

Note 14. Segment Information

Our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as four operating business segments in addition to our corporate operations and include:

Leasing: Represents a component of our REIT operations and includes the results from our leasing business, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis.

Fiber Infrastructure: Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.

Towers: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate in the United States and Latin America. Uniti Towers is a component of our REIT operations.

Consumer CLEC: Represents the operations of Talk America Services (“Talk America”) through which we operate the Consumer CLEC Business, that prior to the Spin-Off was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long distance services to customers in the eastern and central United States.

Corporate: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

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

Selected financial data related to our segments is presented below for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$699,847	$289,239	$14,617	$13,931	$-	$1,017,634

Adjusted EBITDA	$697,545	$123,389	$355	$3,353	$(21,759)	$802,883
Adjusted EBITDA margin	99.7%	42.7%	2.4%	24.1%	-	78.9%
Less:
Interest expense						319,591
Depreciation and amortization	337,126	105,651	6,704	1,994	275	451,750
Other income						(4,504)
Transaction related costs						17,410
Stock-based compensation						8,064
Income tax benefit						(5,421)
Other						(552)
Net income						$16,545

Capital expenditures (1)	$152,140	$199,689	$74,932	$-	$114	$426,875

	Year Ended December 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$685,099	$202,791	$10,055	$18,087	$-	$916,032

Adjusted EBITDA	$683,651	$83,987	$(831)	$4,556	$(21,839)	$749,524
Adjusted EBITDA margin	99.8%	41.4%	(8.3%)	25.2%	-	81.8%
Less:
Interest expense						305,994
Depreciation and amortization	347,999	78,307	4,907	2,607	385	434,205
Other expense						11,284
Transaction related costs						38,005
Stock-based compensation						7,713
Income tax benefit						(38,849)
Net loss						$(8,828)

Capital expenditures (1)	$-	$152,918	$104,540	$-	$63	$257,521

	Year Ended December 31, 2016
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$676,868	$70,568	$500	$22,472	$-	$770,408

Adjusted EBITDA	$675,114	$25,912	$(1,123)	$5,074	$(14,793)	$690,184
Adjusted EBITDA margin	99.7%	36.7%	(224.6%)	22.6%	-	89.6%
Less:
Interest expense						275,394
Depreciation and amortization	343,368	28,629	337	3,258	378	375,970
Other expense						-
Transaction related costs						33,669
Stock-based compensation						4,846
Income tax expense						517
Net loss						$(212)

Capital expenditures (1)	$-	$31,006	$15,262	$-	$175	$46,443

(1)

Segment capital expenditures represents capital expenditures, the NMS asset acquisition and ground lease investments as reported in the investing activities section of the Consolidated Statement of Cash Flows.

Total assets by business segment as of December 31, 2018 and December 31, 2017 are as follows:

	December 31,
(Thousands)	2018	2017
Leasing	$2,119,045	$2,121,857
Fiber Infrastructure	2,194,311	2,009,175
Towers	231,749	157,180
Consumer CLEC	10,374	10,919
Corporate	37,458	30,951
Total of reportable segments	$4,592,937	$4,330,082

Our principal geographical regions consist of the United States and Latin America, which includes Mexico, Colombia and Nicaragua. Summarized geographical information related to the Company’s revenues for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
(Thousands)	2018	2017	2016
United States revenues	$1,008,224	$908,576	$770,351
Latin America revenues	9,410	7,456	57
Total revenues	$1,017,634	$916,032	$770,408

Summarized geographical information related to the Company’s long-lived assets as of December 31, 2018 and 2017 is as follows:

	December 31,
(Thousands)	2018	2017
United States long-lived assets	$3,543,874	$3,382,894
Latin America long-lived assets	96,894	98,352
Total long-lived assets	$3,640,768	$3,481,246

Note 15. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

We have fiber lease agreements and office space lease agreements under non-cancelable operating leases. Rental expense under operating leases for the years ended December 31, 2018, 2017 and 2016 approximated $28.7 million, $25.2 million and $10.9 million, respectively. Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining lease terms of one year or more, are as follows:

(Thousands)
2019	$10,585
2020	7,543
2021	4,815
2022	3,186
2023	2,382
Thereafter	15,269
Total	$43,780

Pursuant to the Separation and Distribution Agreement, Windstream has agreed to indemnify us (including our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Windstream's telecommunications business prior to the Spin-Off, and, pursuant to the Master Lease, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided to us by Windstream. If Windstream assumes the Separation and Distribution Agreement and or the Master Lease in bankruptcy, it would be obligated to honor all indemnification claims arising under such agreement. If the Separation and Distribution Agreement and or the Master Lease are rejected in Windstream’s bankruptcy, any claims on the applicable indemnity would be treated as unsecured claims, and, if that were to occur, there can be no assurance we would receive any related indemnification payments from Windstream in connection with the applicable indemnity claims.

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

Note 16. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) by component is as follows for the years ended December 31, 2018, 2017 and 2016:

(Thousands)	2018	2017	2016
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$6,351	$(6,102)	$(5,427)
Other comprehensive income (loss) before reclassifications	21,626	(7,735)	(24,465)
Amounts reclassified from accumulated other comprehensive income	2,624	20,630	23,790
Net other comprehensive income (loss)	30,601	6,793	(6,102)
Less: Other comprehensive income attributable to noncontrolling interest	559	442	—
Balance at end of period	30,042	6,351	(6,102)
Foreign currency translation gain (loss):
Balance at beginning of period	1,470	(267)	—
Translation adjustments	(1,440)	1,660	(267)
Net other comprehensive income (loss)	30	1,393	(267)
Less: Other comprehensive loss attributable to noncontrolling interest	(33)	(77)	—
Balance at end of period	63	1,470	(267)
Accumulated other comprehensive income (loss) at end of period	$30,105	$7,821	$(6,369)

Note 17. Income Taxes

We elected on our initial U.S. federal income tax return to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax for open taxable years through 2018, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Subject to the temporary restriction imposed by the waiver and amendment to our Credit Agreement (see Note 10), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, generally will be restricted.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat the subsidiaries through which we operate Uniti Fiber and Talk America as TRSs.  TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

Income tax (benefit) expense for the years ended December 31, 2018, 2017 and 2016 as reported in the accompanying Consolidated Statements of Income was comprised of the following:

	Year Ended December 31,
(Thousands)	2018	2017	2016
Current
Federal	$674	$1,456	$1,596
State	1,290	866	1,107
Total current expense	1,964	2,322	2,703

Deferred
Federal	(5,451)	(36,956)	(1,488)
State	(1,770)	(3,837)	(698)
Foreign	(164)	(378)	-
Total deferred expense	(7,385)	(41,171)	(2,186)
Total income tax (benefit) expense	$(5,421)	$(38,849)	$517

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
(Thousands)	2018	2017	2016
Income from continuing operations, before tax	$11,124	$(47,667)	$305
Income tax at U.S. statutory federal rate	2,336	(16,687)	107
Increases (decreases) resulting from:
State taxes, net of federal benefit	(655)	(429)	(224)
Benefit of REIT status	(5,687)	8,836	(4,016)
Capitalized transaction costs	-	(4,820)	(3,915)
Change in valuation allowance	-	(8,176)	8,176
Adjustment of deferred tax balances	(26)	(217)	149
Permanent differences	41	60	52
Foreign taxes	(111)	(378)	-
Rate differential	(1,319)	(17,038)	188
Income tax (benefit) expense	$(5,421)	$(38,849)	$517

The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to our status as a REIT and the impact of corporate tax reform on certain adjustments to deferred taxes related to 2017 acquisitions, discussed below.

The Tax Cuts and Jobs Act (“Tax Bill”) was enacted on December 22, 2017. The Tax Bill reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. Consistent with Staff Accounting Bulletin No. 118 issued by the SEC, which provided for a measurement period of one year from the enactment date to finalize the accounting for effects of the Tax Bill, the Company provisionally recorded income tax benefit of $17.0 million related to the Tax Bill in the fourth quarter of 2017.  During the second quarter of 2018, the purchase price allocations related to our acquisitions of Hunt Telecommunications, LLC and Southern Light, LLC were adjusted to record additional deferred tax liabilities of $3.2 million and $0.9 million, respectively, that existed as of the acquisition date. These deferred tax liabilities were recorded at the tax rate in effect as of the date of acquisition. Upon enactment of the Tax Bill, the incremental deferred tax liability would have been adjusted to the newly enacted corporate tax rate. This resulted in a decrease to the deferred tax liability and an income tax benefit of $1.3 million recorded in the second quarter of 2018.

As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Tax Bill and recorded no significant adjustments to our provisional amounts other than as described above.

Future regulatory and rulemaking interpretations or other guidance clarifying provisions of the Tax Bill may impact the Company’s tax position.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The components of the Company's deferred tax assets and liabilities are as follows:

(Thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Deferred revenue	$20,373	$17,114
Accrued bonuses	298	101
Stock based compensation	823
Accrued expenses and other	857	506
Asset retirement obligation	1,458	2,023
Inventory reserve	544	1,341
Other	904	248
Net operating loss carryforwards	92,443	36,229
Deferred tax assets	117,700	57,562
Valuation allowance	-	-
Deferred tax assets, net of valuation allowance	117,700	57,562

Deferred tax liabilities:
Property, plant and equipment	$(97,651)	$(43,817)
Customer list intangible	(67,382)	(68,795)
Other intangible amortization	(3,954)	(291)
Deferred or prepaid costs	(1,147)	-
Other	-	(137)
Deferred tax liabilities	$(170,134)	$(113,040)

Deferred tax liability, net	$(52,434)	$(55,478)

As of December 31, 2018, the Company’s deferred tax assets were primarily the result of U.S. federal and state NOL carryforwards.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. Given the Company has significant deferred tax liabilities which are not limited by Sec. 269(a)(1) of the Code, management determined that sufficient positive evidence exists as of December 31, 2018, to conclude that it is more likely than not that all of its deferred tax assets are realizable, and therefore, no valuation allowance has been recorded.

On August 31, 2016, we acquired 100% of the outstanding equity of Tower Cloud, Inc., which had federal NOL carryforwards of approximately $81.2 million at the date of the acquisition. As a result of the change in ownership, the utilization of Tower Cloud, Inc. NOL carryforwards is subject to limitations imposed by the Code.  Approximately $18.3 million of the Tower Cloud, Inc. NOL carryforward was utilized in 2017. The remaining Tower Cloud, Inc. NOL carryforwards will expire between 2026 and 2036.

We have total federal NOL carryforwards as of December 31, 2018 of approximately $165.2 million which will expire between 2026 and 2037, and approximately $189.2 million which will not expire but the utilization of which will be limited to 80% of taxable income annually under provisions enacted in the Tax Bill.

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

The Company or its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

(Thousands)	2018	2017
Balance at January 1	$3,036	$-
Additions related to acquisitions	-	3,036
Additions for tax positions for the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Balance at December 31	$3,036	$3,036

The Company’s entire liability for unrecognized tax benefit would affect the annual effective tax rate if recognized. On February 19, 2019 the Company announced it had agreed to sell its Uniti Towers’ business in Latin America. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2019.  See Note 23. As a result of the sale, the balance of unrecognized tax benefits will decrease within the next 12 months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense.  The Company recorded no interest expense or penalties for the period ending December 31, 2018.  The Company’s balance of accrued interest and penalties related to unrecognized tax benefits as of December 31, 2018 was $2.3 million.

Note 18. Supplemental Cash Flow Information

Cash paid for interest expense and income taxes is as follows:

	Year Ended December 31,
(Thousands)	2018	2017	2016
Cash payments for:
Interest (net of capitalized interest)	$281,364	$276,071	$255,945
Income Taxes	$1,688	$4,388	$3,003

Note 19. Capital Stock

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. As of December 31, 2018, Company has issued and sold an aggregate of 5.5 million shares of common stock at a weighted average price of $20.19 per share under the ATM Program, receiving net proceeds of $109.4 million, after commissions of $1.4 million and other offering costs.

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

On May 2, 2016, we issued 87,500 shares of the Company’s 3% Series A Convertible Preferred Stock, $0.0001 par value, with a liquidation value of $87.5 million. The Series A Shares are non-voting and entitle the holders to receive cumulative dividends at the rate per annum of 3.0%, payable in cash. Holders of the Series A Shares have the option to convert at any time after three years, or are mandatorily convertible after eight years at a conversion rate of 28.5714 shares of common stock per Series A Share, subject to adjustment for certain dilutive events not to exceed a conversion rate of 50.5305 shares of common stock per Series A Share. The Series A Shares provide us the option to cash or share settle, and it is our policy to settle in cash upon conversion. Upon liquidation, each holder of the Series A Shares shall be entitled to receive the liquidation preference per share of $1,000 plus an amount equal to the accumulated and unpaid dividends on such shares. The Series A Shares were recorded at inception on the Consolidated Balance Sheet as mezzanine equity at fair value.

We are authorized to issue up to 500,000,000 shares of voting common stock and 50,000,000 shares of preferred stock, of which 180,535,971 and 0 shares, respectively, were outstanding at December 31, 2018. We had 319,464,029 shares of voting common stock available for issuance at December 31, 2018.

Note 20. Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the years ended December 31, 2018, 2017, and 2016, our common stock distribution per share was $2.40, $2.40 and $2.40, respectively, characterized as follows:

	Year Ended December 31,
	2018	2017	2016
Ordinary dividends	$1.53	$1.22	$1.31
Non-dividend distributions	0.87	1.18	1.09
Total	$2.40	$2.40	$2.40

Note 21. Future Minimum Rents

Future minimum lease payments to be received, excluding operating expense reimbursements, from tenants under non-cancelable operating leases as of December 31, 2018, are as follows:

(Thousands)
2019	$724,269
2020	693,596
2021	696,713
2022	699,561
2023	702,663
Thereafter	4,706,951
Total	$8,223,753

Note 22. Employee Benefit Plan

We sponsor a defined contribution plan under section 401(k) of the Internal Revenue Code, which covers employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 3% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contribution immediately. Our expense related to the plan recognized for the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $0.8 million and $0.4 million, respectively.

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

Note 23. Subsequent Events

On January 15, 2019, the Company entered into an OpCo-PropCo transaction with Macquarie Infrastructure Partners (“MIP”) to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets ("MIRA") division of Macquarie Group.  Bluebird’s network is located in the Midwest across Missouri, Kansas, Illinois, and Oklahoma. In the transaction, Uniti agreed to purchase the Bluebird fiber network and MIP agreed to purchase the Bluebird operations. In addition, Uniti has agreed to sell Uniti Fiber’s Midwest operations to MIP for $37 million, including related pre-paid rent to be received from MIP at closing, while Uniti will retain its existing Midwest fiber network. Uniti is acquiring the fiber network of Bluebird for $319 million, of which $175 million will be funded by Uniti in cash and $144 million from pre-paid rent to be received from MIP at closing.  These transactions are subject to regulatory and other closing conditions and are expected to close by the end of the third quarter of 2019. Concurrently with the closing of these transactions, Uniti will lease the Bluebird fiber network and its Midwest fiber network on a combined basis to MIP, under a long-term triple net lease, with initial annual cash rents of approximately $20.3 million. The lease will be reported within the results of our Leasing segment.

On February 19, 2019, the Company announced it had agreed to sell Uniti Towers’ Latin America business to an entity controlled by Phoenix Towers International (“PTI”) for cash consideration of approximately $100 million. PTI will acquire approximately 500 towers located across Mexico, Colombia and Nicaragua. The transaction is subject to customary closing conditions and is expected to close by the end of the first quarter of 2019.

As a result of the adverse court ruling Windstream received on February 15, 2019 (see Note 2), the Company has evaluated the potential impacts to our Consolidated Financial Statements as of and for the year ended December 31, 2018, concluding that no adjustments were required to be made to amounts reported on the financial statements at this time.  We will continue to monitor the situation and evaluate any potential impacts to our first quarter 2019 Condensed Consolidated Financial Statements including, but not limited to, compliance with debt covenants, our quarterly REIT compliance test, goodwill impairment and long-lived asset impairment tests, the collectability of our straight line rent receivable related to the Master Lease and our assertion that we will cash settle any contingent consideration arrangements or Series A Shares upon conversion by the holders.

We may take measures to conserve cash as we anticipate that it would be difficult for us to access the capital markets at attractive rates until uncertainty is clarified and because of the risk of disruptions in payments by Windstream during its bankruptcy proceeding.  Accordingly, we may elect to suspend, delay or reduce success-based capital expenditures and our dividend to conserve cash.  Because our Master Lease is essential to Windstream’s operations, we expect that any disruption in payments by Windstream would be limited, and we believe that if we take such actions, we would have adequate liquidity to fund our operations for twelve months after the date the financial statements are issued.

Note 24. Quarterly Results of Operations (unaudited)

Selected quarterly information for each of the four quarters in the year ended December 31, 2018:

	2018
	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenues	$246,915	$247,329	$252,636	$270,754
Income (loss) before income taxes	135	(6,239)	2,758	14,470
Net income (loss)	1,231	(3,593)	4,224	14,683
Net (loss) income attributable to common shareholders	(870)	(5,562)	2,075	12,346

Basic (loss) earnings per common share	$(0.00)	$(0.03)	$0.01	$0.07
Diluted (loss) earnings per common share	$(0.01)	$(0.03)	$0.01	$0.05
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60

Selected quarterly information for each of the four quarters in the year ended December 31, 2017:

	2017
	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenues	$211,473	$213,013	$245,210	$246,336
Loss before income taxes	(20,379)	(16,385)	(3,837)	(7,076)
Net (loss) income	(20,000)	(16,460)	4,835	22,797
Net (loss) income attributable to common shareholders	(21,788)	(18,242)	2,939	20,539

Basic (loss) earnings per common share	$(0.14)	$(0.11)	$0.02	$0.12
Diluted (loss) earnings per common share	$(0.14)	$(0.11)	$(0.02)	$0.12
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

On October 19, 2018, the Company completed the acquisitions of Information Transport Solutions, Inc. (“ITS”)  Management excluded ITS from its assessment of internal control over financial reporting as of December 31, 2018 because ITS was acquired by the Company in a purchase business combination in 2018.  ITS represents 0.4% of total assets and 0.9% of total revenue, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2018.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, who has audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

As noted above, on March 18, 2019, we entered into the fourth amendment and limited waiver (the “Amendment”) to our Credit Agreement among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Credit Agreement” for additional information about the material terms of the Amendment. The foregoing descriptions of the Amendment are qualified in their entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.11 hereto.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Exchange Act in connection with our 2019 annual meeting of stockholders.

We have a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics, titled “Code of Business Conduct and Ethics & Whistleblower Policy,” is available free of charge in the Corporate Governance section of the About Us page on our website at www.uniti.com.  We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our code of ethics by posting such amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Exchange Act in connection with our 2019 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Exchange Act in connection with our 2019 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plan as of December 31, 2018:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	6,724,876[1]
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	6,724,876

[1]	Amount includes 4,724,876 shares available for issuance under the Uniti Group Inc. 2015 Equity Incentive Plan and 2,000,000 shares Uniti Group Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Exchange Act in connection with our 2019 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2018, pursuant to Regulation 14A under the Exchange Act in connection with our 2019 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedules

Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) Condensed Balance Sheets as of December 31, 2018 and 2017, and the related Condensed Statements of Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2018, including the related notes, appearing on pages S-1, S-2, S-3, and S-4 of this report.

Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2018 appearing on page S-5 of this report.

Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2018 appearing on page S-6 of this report.

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

Exhibit No.	Description
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

3.3	Articles of Amendment of Uniti Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 18, 2018 (File No. 001-36708))
3.4

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

Exhibit No.	Description
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

Exhibit No.	Description
10.1

Master Lease, entered into as of April 24, 2015, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.2

Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.3

Transition Services Agreement, dated April 24, 2015, by and between Windstream Services, LLC and CSL National, L.P., on behalf of itself and its Affiliates, including Talk America Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.4

Intellectual Property Matters Agreement, dated as of April 24, 2015, by and among Windstream Services, LLC, individually and on behalf of its subsidiaries that may hold certain intellectual property as described therein, CSL National, LP, and Talk America Services, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.5

Wholesale Master Services Agreement, dated April 24, 2015, between Windstream Communications, Inc. and Talk America Services, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.6

Master Services Agreement, dated as of April 24, 2015, by and between Windstream Services, LLC, on behalf of itself and its competitive local exchange and interexchange carrier affiliates, and Talk America Services, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.7

Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.8

Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708))

10.9

Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

10.10

Amendment No. 3 to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

10.11*

Amendment No. 4 to the Credit Agreement, dated as of March 18, 2019, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent.

Exhibit No.	Description
10.12

Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

10.13

Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.14+

Employment Agreement between Uniti Group Inc. and Kenneth Gunderman, effective as of December 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 14, 2018 (File No. 001-36708))

10.15+

Severance Agreement, dated as of September 10, 2018, by and between Uniti Group Inc. and Mark A. Wallace (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of September 14, 2018 (File No. 001-36708))

10.16+

Severance Agreement, dated as of September 10, 2018, by and between Uniti Group Inc. and Daniel L. Heard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of September 14, 2018 (File No. 001-36708))

10.17+

Uniti Group Inc. 2015 Equity Incentive Plan, as amended and restated effective March 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 29, 2018 (File No. 001-36708))

10.18+

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.19+*	Form of Restricted Shares Agreement for employees
10.20+

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.21+*	Form of Performance-Based Restricted Stock Unit Agreement
10.22+

Form of Restricted Shares Agreement for non-employees (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.23+

Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.24+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of July 2, 2015 (File No. 333-205450))
10.25+

Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 13, 2015 (File No. 001-36708))

Exhibit No.	Description
10.26+

Uniti Group Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated and filed with the SEC as of June 7, 2018 (File No. 333-225501))

10.27

Stockholders’ and Registration Rights Agreement, dated May 2, 2016, by and between Communications Sales and Leasing, Inc. and PEG Bandwidth Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

10.28

Amendment No. 1 to Master Lease, entered into as of February 12, 2016, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 12, 2016 (File No. 001-36708))

10.29

Registration Rights Agreement by and among each of the parties listed on the signature pages thereto and Communications Sales & Leasing, Inc. dated as of June 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

10.30+

Communications Sales & Leasing, Inc. 2017 Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 10, 2018 (File No. 001-36708))

10.31+***

Uniti Group Inc. 2018 Short Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 10, 2018 (File No. 001-36708))

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

UNITI GROUP INC.

Date: March 18, 2019	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	President and Chief Executive Officer	March 18, 2019
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Mark A. Wallace	Executive Vice President – Chief Financial Officer and Treasurer	March 18, 2019
Mark A. Wallace	(Principal Financial Officer)

/s/ Blake Schuhmacher	Senior Vice President – Chief Accounting Officer	March 18, 2019
Blake Schuhmacher	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	March 18, 2019
Francis X. Frantz

/s/ Jennifer S. Banner	Director	March 18, 2019
Jennifer S. Banner

/s/ Scott G. Bruce	Director	March 18, 2019
Scott G. Bruce

/s/ Andrew Frey	Director	March 18, 2019
Andrew Frey

/s/ David L. Solomon	Director	March 18, 2019
David L. Solomon

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Balance Sheets

(Thousands, except par value)	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$261	$2,188
Accounts receivable, net	-	-
Other assets	-	-
Total Assets	$261	$2,188

Liabilities:
Accrued other liabilities	$30	$9
Dividends payable	111,265	107,078
Cash distributions and losses in excess of investments in consolidated subsidiaries	1,388,036	1,120,120
Contingent consideration	-	-
Notes and other debt, net	-	-
Total liabilities	1,499,331	1,227,207

Convertible Preferred Stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	86,508	83,530

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 180,536 shares at December 31, 2018 and 174,852 at December 31, 2017	18	17
Additional paid-in capital	757,517	644,328
Accumulated other comprehensive income	30,105	7,821
Distributions in excess of accumulated earnings	(2,373,218)	(1,960,715)
Total Uniti shareholders' deficit	(1,585,578)	(1,308,549)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$261	$2,188

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(Thousands)	2018	2017	2016
Costs and Expenses:
Interest expense	$-	$119,702	$267,959
General and administrative expense	22	40	4,829
Transaction related costs	-	-	3,945
Other expense	-	9,253	-
Total costs and expenses	22	128,995	276,733
Operating loss	(22)	(128,995)	(276,733)
Earnings from consolidated subsidiaries	16,209	119,556	276,521
Income (loss) before income taxes	16,187	(9,439)	(212)
Net income (loss)	16,187	(9,439)	(212)
Comprehensive income (loss)	$38,472	$4,751	$(1,154)

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2018	2017	2016
Cash flow from operating activities
Net cash provided by (used in) operating activities	$425,771	$(602,530)	$(59,076)

Cash flow from investing activities
Consideration paid to Windstream Services	-	-	-
Net cash used in investing activities	-	-	-

Cash flow from financing activities
Principal payment on debt	-	(5,270)	(22,027)
Dividends paid	(426,094)	(400,210)	(367,830)
Proceeds from issuance of Notes	-	201,000	548,875
Borrowings under revolving credit facility	-	350,000	641,000
Payments under revolving credit facility	-	(125,000)	(641,000)
Payments of contingent consideration	-	(18,791)	-
Purchase of noncontrolling interests	-	(560)	-
Deferred financing costs	-	(24,686)	(20,557)
Common stock issuance, net of costs	109,441	498,926	54,213
Net share settlement	(1,604)	(1,836)	(2,359)
Intercompany transactions, net	(109,441)	-	(111)
Cash in-lieu of fractional shares	-	-	-
Net cash (used in) provided by financing activities	(427,698)	473,573	190,204
Effect of exchange rates on cash and cash equivalents	-	-	-
Net (decrease) increase in cash and cash equivalents	(1,927)	(128,957)	131,128
Cash and cash equivalents at beginning of period	2,188	131,145	17
Cash and cash equivalents at end of period	261	2,188	131,145

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

Note 2. Subsidiary Transactions

Investment in Subsidiaries

During 2017, the parent company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services.  The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of December 31, 2018, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

Dividends

Cash dividends received from subsidiaries and recorded in Cash Flow from Operating Activities in the Condensed Statement of Cash Flows were $426.1 million and $104.9 million for the year ended December 31, 2018 and 2017, respectively. No cash dividends were received for the year ended December 31, 2016.

Uniti Group Inc.

Schedule II – Valuation and Qualifying Accounts

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2018	$-	$-	$-	$-	$-
Year Ended December 31, 2017	$8,176	$-	$-	$(8,176)	$-
Year Ended December 31, 2016	$-	$-	$8,176	$-	$8,176
Allowance for Doubtful Accounts
Year Ended December 31, 2018	$1,011	$1,333	$-	$(56)	$2,288
Year Ended December 31, 2017	$1,352	$(86)	$45	$(300)	$1,011
Year Ended December 31, 2016	$-	$1,352	$-	$-	$1,352

Uniti Group Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2018

(dollars in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E	Col. F	Col. G	Col. H	Col. I

			Cost capitalized subsequent to acquisition(1) (3)						Life on which Depreciation in Latest Income
Description	Encumbrances	Initial cost to company(1)	Improvements	Carry Costs	Gross Amount Carried at Close of Period(5)	Accumulated Depreciation	Date of Construction(2)	Date Acquired(2)	Statements is Computed
Land	$—	(1)	(1)	(1)	$26,672	$—	(2)	(2)	Indefinite
Building and improvements	—	(1)	(1)	(1)	327,280	(165,604)	(2)	(2)	3 - 40 years
Poles	—	(1)	(1)	(1)	248,989	(182,577)	(2)	(2)	30 years
Fiber	—	(1)	(1)	(1)	2,399,415	(1,077,827)	(2)	(2)	30 years
Equipment	—	(1)	(1)	(1)	52	(21)	(2)	(2)	5 -7 years
Copper	—	(1)	(1)	(1)	3,721,649	(3,243,626)	(2)	(2)	20 years
Conduit	—	(1)	(1)	(1)	89,692	(59,905)	(2)	(2)	30 years
Towers	—	(1)	(1)	(1)	115,351	(6,486)	(2)	(2)	20 years
Real property interest	—	(1)	(1)	(1)	34,878	(1,135)	(2)	(2)	See Note 3
Other assets	—	(1)	(1)	(1)	11,524	(1,945)	(2)	(2)	15 - 20 years
Construction in progress	—	(1)	(1)	(1)	24,597	—	(2)	(2)	See Note 3

(1) Given the voluminous nature and variety of our real estate investment assets, this schedule omits columns C and D from the schedule III presentation.

(2) Because additions and improvements to our real estate investment assets are ongoing, construction and acquisition dates are not applicable.

(3) For the year ended December 31, 2018, the amount of capitalized costs related to the Distribution Systems is as follows (millions):

Tenant capital improvements(4)	$153.6

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

(5) Aggregate cost for Federal income tax purposes related to our real estate investment assets is $6.5 billion.

Uniti Group Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2018

(dollars in thousands)

	2018	2017
Gross amount at beginning	$6,603,480	$6,256,248
Additions during period:
Tenant capital improvements	153,615	227,969
Acquisitions	231,142	80,132
Other	18,439	45,552
Total additions	403,196	353,653

Deductions during period:
Cost of real estate sold or disposed	6,577	6,421
Other	-	-
Total deductions	6,577	6,421

Balance at end	$7,000,099	$6,603,480

	2018	2017
Gross amount of accumulated depreciation at beginning	$4,399,789	$4,054,748
Additions during period:
Depreciation	343,282	351,332
Other	(423)	(45)
Total additions	342,859	351,287

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	3,522	6,246
Other	-	-
Total deductions	3,522	6,246

Balance at end	$4,739,126	$4,399,789