Form 10-Q
period 2019-03-31
Uniti Group Inc.
filed 2019-05-09
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	UNIT	The NASDAQ Global Select Market

As of May 3, 2019, the registrant had 184,157,016 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the effect of Windstream Holdings, Inc.’s (“Windstream Holdings” and together with its subsidiaries, “Windstream”) bankruptcy and Windstream’s performance under its long-term exclusive triple-net lease with us (the “Master Lease”); our expectations with respect to the treatment of the Master Lease in Windstream’s petitions for relief under Chapter 11 of the Bankruptcy Code; our expectations regarding the effect of substantial doubt about our ability to continue as a going concern; our expectations regarding the future growth and demand of the telecommunications industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; expectations regarding the impact and integration of Information Transport Solutions, Inc. (“ITS”), CableSouth Media, LLC (“CableSouth”) and M2 Connections, including expectations regarding operational synergies with Uniti Towers and Uniti Fiber; expectations regarding the settling of our 3% convertible preferred stock in cash upon conversion; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding the closing of the operating company-property company partnership with Macquarie Infrastructure Partners (“MIP”) and related acquisition of Bluebird Network, LLC (“Bluebird”); and expectations regarding the payment of dividends.

Words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "believe(s)," "may," "will," "would," "could," "should," "seek(s)" and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•

the future prospects of our largest customer, Windstream Holdings, which, following a finding that it is in default of certain of its debt, on February 25, 2019, and along with all of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code;

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

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;
•	our ability to access debt and equity capital markets;
•	the impact on our business or the business of our customers as a result of credit rating downgrades, and fluctuating interest rates;
•	adverse impacts of litigation or disputes involving us or our customers;
•	our ability to retain our key management personnel;

•	our ability to maintain our status as a real estate investment trust (“REIT”), including as a result of the effects of the recent events with respect to our largest customer, Windstream Holdings;
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs, including the impact of the 2017 U.S. tax reform legislation;
•	covenants in our debt agreements that may limit our operational flexibility;
•	the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
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
•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(Thousands, except par value)	March 31, 2019 (Unaudited)	December 31, 2018
Assets:
Property, plant and equipment, net	$3,174,744	$3,209,006
Cash and cash equivalents	104,684	38,026
Accounts receivable, net	76,462	104,063
Goodwill	692,886	692,385
Intangible assets, net	377,475	432,821
Straight-line revenue receivable	370	61,785
Derivative asset	9,357	31,043
Other assets, net	120,748	23,808
Assets held for sale, net	140,580	-
Total Assets	$4,697,306	$4,592,937
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$195,704	$94,179
Accrued interest payable	70,922	28,097
Deferred revenue	761,120	726,262
Dividends payable	9,800	113,744
Deferred income taxes	31,490	52,434
Finance lease obligations	54,276	55,282
Contingent consideration	60,797	83,401
Notes and other debt, net	4,920,645	4,846,233
Liabilities held for sale, net	56,082	-
Total liabilities	6,160,836	5,999,632

Commitments and contingencies (Note 14)

Convertible preferred stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	87,252	86,508

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 182,670 shares at March 31, 2019 and 180,536 at December 31, 2018	18	18
Additional paid-in capital	790,347	757,517
Accumulated other comprehensive income	9,661	30,105
Distributions in excess of accumulated earnings	(2,442,564)	(2,373,218)
Total Uniti shareholders' deficit	(1,642,538)	(1,585,578)
Noncontrolling interests - operating partnership units	91,756	92,375
Total shareholders' deficit	(1,550,782)	(1,493,203)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$4,697,306	$4,592,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2019	2018
Revenues:
Leasing	$176,083	$172,774
Fiber Infrastructure	76,833	66,967
Tower	5,080	3,370
Consumer CLEC	3,035	3,804
Total revenues	261,031	246,915
Costs and Expenses:
Interest expense	84,458	77,607
Depreciation and amortization	103,827	114,721
General and administrative expense	24,226	22,520
Operating expense (exclusive of depreciation and amortization)	38,418	29,904
Transaction related costs	6,669	5,913
Other (income) expense	(3,113)	(3,885)
Total costs and expenses	254,485	246,780

Income before income taxes	6,546	135
Income tax expense (benefit)	4,054	(1,096)
Net income	2,492	1,231
Net income attributable to noncontrolling interests	50	21
Net income attributable to shareholders	2,442	1,210
Participating securities' share in earnings	(28)	(679)
Dividends declared on convertible preferred stock	(656)	(656)
Amortization of discount on convertible preferred stock	(745)	(745)
Net income (loss) attributable to common shareholders	$1,013	$(870)

Earnings (loss) per common share:
Basic	$0.01	$-
Diluted	$0.01	$(0.01)

Weighted-average number of common shares outstanding:
Basic	182,219	174,892
Diluted	182,222	175,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
(Thousands)	2019	2018
Net income	$2,492	$1,231
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	(21,686)	35,268
Changes in foreign currency translation	780	4,565
Other comprehensive (loss) income:	(20,906)	39,833
Comprehensive (loss) income	(18,414)	41,064
Comprehensive (loss) income attributable to noncontrolling interest	(412)	940
Comprehensive (loss) income attributable to common shareholders	$(18,002)	$40,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	-	$-	174,851,514	$17	$644,328	$7,821	$(1,960,715)	$101,407	$(1,207,142)
Net income	-	-	-	-	-	-	1,210	21	1,231
Amortization of discount of convertible preferred stock	-	-	-	-	(745)	-	-	-	(745)
Other comprehensive income	-	-	-	-	-	38,914	-	919	39,833
Common stock dividends declared	-	-	-	-	-	-	(105,069)	-	(105,069)
Convertible preferred stock dividends	-	-	-	-	-	-	(656)	-	(656)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(2,479)	(2,479)
Net share settlement	-	-	-	-	(390)	-	(269)	-	(659)
Stock-based compensation	-	-	118,132	-	2,210	-	-	-	2,210
Impact of change in accounting standard	-	-	-	-	-	-	1,859	-	1,859
Balance at March 31, 2018	-	$-	174,969,646	$17	$645,403	$46,735	$(2,063,640)	$99,868	$(1,271,617)

Balance at December 31, 2018	-	$-	180,535,971	$18	$757,517	$30,105	$(2,373,218)	$92,375	$(1,493,203)
Impact of change in accounting standard, net of tax	-	-	-	-	-	-	(63,110)	-	(63,110)
Net income	-	-	-	-	-	-	2,442	50	2,492
At-the-market issuance of common stock, net of offering costs	-	-	1,176,186	-	21,641	-	-	-	21,641
Amortization of discount on convertible preferred stock	-	-	-	-	(745)	-	-	-	(745)
Other comprehensive loss	-	-	-	-	-	(20,444)	-	(462)	(20,906)
Common stock dividends declared ($0.05 per share)	-	-	-	-		-	(8,022)	-	(8,022)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(207)	(207)
Convertible preferred stock dividends	-	-	-	-	-	-	(656)	-	(656)
Net share settlement	-	-	-	-	(1,579)	-	-	-	(1,579)
Stock-based compensation	-	-	279,152	-	1,888	-	-	-	1,888
Equity settled contingent consideration	-	-	645,385	-	11,178	-	-	-	11,178
Issuance of common stock - employee stock purchase plan	-	-	33,800	-	447	-	-	-	447
Balance at March 31, 2019	-	$-	182,670,494	$18	$790,347	$9,661	$(2,442,564)	$91,756	$(1,550,782)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Thousands)	2019	2018
Cash flow from operating activities
Net income	$2,492	$1,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,827	114,721
Amortization of deferred financing costs and debt discount	6,873	6,034
Deferred income taxes	(2,063)	(1,502)
Straight-line revenues	(723)	(4,592)
Stock-based compensation	1,888	2,210
Change in fair value of contingent consideration	(3,256)	(3,864)
Other	637	921
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	25,603	6,409
Other assets	(974)	(4,621)
Accounts payable, accrued expenses and other liabilities	54,598	39,919
Net cash provided by operating activities	188,902	156,866
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	(4,210)	-
NMS asset acquisitions	-	(962)
Other capital expenditures	(79,458)	(51,143)
Net cash used in investing activities	(83,668)	(52,105)
Cash flow from financing activities
Principal payments on debt	(5,270)	(5,270)
Dividends paid	(110,348)	(105,920)
Payments of contingent consideration	(8,170)	(12,662)
Distributions paid to noncontrolling interest	(2,479)	(2,479)
Borrowings under revolving credit facility	139,000	70,000
Payments under revolving credit facility	(30,000)	(50,000)
Capital lease payments	(1,006)	(899)
Payments for financing costs	(36,191)	-
Common stock issuance, net of costs	21,641	-
Employee stock purchase program	446	-
Net share settlement	(1,579)	(658)
Net cash used in financing activities	(33,956)	(107,888)
Effect of exchange rates on cash and cash equivalents	154	263
Cash and cash equivalents, held for sale	(4,774)	-
Net increase (decrease) in cash and cash equivalents	66,658	(2,864)
Cash and cash equivalents at beginning of period	38,026	59,765
Cash and cash equivalents at end of period	$104,684	$56,901
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$19,065	$18,078
Tenant capital improvements	29,651	47,352
Settlement of contingent consideration through non-cash consideration	11,178	-

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

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of March 31, 2019, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements include all accounts of the Company and its wholly owned and/or controlled subsidiaries, which consist of the Operating Partnership. Under the Accounting Standards Codification 810, Consolidation (“ASC 810”), the Operating Partnership is considered a variable interest entity and is consolidated in the Condensed Consolidated Financial Statements of Uniti Group Inc. because the Company is the primary beneficiary.  All material intercompany balances and transactions have been eliminated.

ASC 810 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs.  Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), filed with the SEC on March 18, 2019. Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.

Going Concern—In accordance with Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

We are party to a Master Lease agreement (the “Master Lease”) with Windstream Holdings, Inc. (“Windstream Holdings” and together with its consolidated subsidiaries “Windstream”), from which 68.2% of our revenue for the year ended December 31, 2018 was derived.  Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities related to our spin-off from Windstream (the “Spin-Off”).  Windstream challenged the matter in federal court and a trial was held in July 2018.  On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid, that an “event of default” occurred with respect to such debt securities, and that the holder’s acceleration of such debt in December 2017 was effective.  In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations.  Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and Windstream would require approval from the Public Utility Commissions and the Federal Communications Commission to cease providing service in those markets.  As a result, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote.  However, a rejection of the Master Lease, or even a temporary disruption in payments to us, may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties, and could materially adversely affect our consolidated results of operations, liquidity and financial condition, including our ability to service debt, comply with debt covenants and pay dividends to our stockholders as required to maintain our status as a REIT.  As a result, conditions or events have been identified that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has considered the mitigating effects of management’s plans to alleviate the substantial doubt about the ability to continue as going concern in the event there is a disruption in the payments due to us under the Master Lease prior to Windstream’s assumption or rejection of the lease.  Those plans include deferring, reducing or delaying cash dividends and capital expenditures, if necessary, paying one or more dividends that are required to maintain our REIT status in shares to the extent allowed under the IRS REIT rules, curtailing acquisition activities, accessing the capital markets and identifying alternative sources of liquidity. Based on our analysis, including consideration of the timing of petitioners’ requirements to make post-petition lease payments under U.S. bankruptcy law, we believe that we have adequate liquidity to continue to fund our operations for twelve months after the issuance of the financial statements, however see discussion below regarding the upcoming maturity of our Revolving Credit Facility.

Although management has concluded the probability of a rejection of the Master Lease to be remote, and has noted the absence of any provision in the Master Lease that contemplates renegotiation of the lease and the lack of any ability of the bankruptcy court to unilaterally reset the rent or terms of the lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including potential claims against us by Windstream or its creditors.  The Company has evaluated its ability to continue as a going concern in light of the possibility of a consensual renegotiation of the Master Lease, and the impact of any renegotiated lease on our compliance with our debt covenants.  We note that our Credit Agreement prohibits the Company from amending the Master Lease that, among other provisions, pro forma for any such amendment, would result in a consolidated secured leverage ratio that exceeds 5.0 to 1.0.  Furthermore, management has no intention to enter into a lease amendment that would violate our debt covenants.

However, because there can be no certainty as of the outcome of Windstream’s decision to assume or reject the Master Lease, uncertainties exist as to the outcome or impacts of any potential consensual renegotiation of the Master Lease.  In addition, our Revolving Credit Facility matures on April 24, 2020.  See Note 11.  If we are not successful in extending or refinancing the Revolving Credit Facility, our current cash balances as of March 31, 2019 are not sufficient to repay all of outstanding borrowings.  Therefore, substantial doubt exists about our ability to continue as a going concern within one year after the issuance of the financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Concentration of Credit Risks—Revenue under the Master Lease provided 65.5% and 70.0% of our revenue for the three months ended March 31, 2019 and 2018, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

Straight-Line Revenue Receivable—As discussed in “Recently Issued Accounting Standards” in this Note 2, we have adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") No. 2016-02, Leases (“ASC 842”) effective January 1, 2019.  This standard supersedes prior guidance regarding the evaluation of collectability of lease receivables, including straight-line revenue receivables.  We have evaluated the collectability of our straight-line revenue receivable associated with the Master Lease in accordance with ASC 842, and in light of Windstream’s pending bankruptcy, we concluded that the receivable should be written-off.  As a result, effective January 1, 2019, the Master Lease will be accounted for on a cash basis in accordance with ASC 842, until a time at which there is more certainty regarding Windstream’s decision to assume or reject the Master Lease.  We have reflected the write off as a $61.5 million adjustment to equity resulting from a change in accounting standard.

Reclassifications—Certain prior year asset categories and related amounts in Note 8 have been reclassified to conform with current year presentation.

Recently Issued Accounting Standards

Leases—Effective January 1, 2019, we account for leases in accordance with ASC 842. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is comprised of amortization on the right-of-use asset (“ROU”) and interest expense recognized based on an effective interest method, or as a single lease cost recognized on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The accounting for lessors remains largely unchanged. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.

We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (i) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (ii) the customer has the right to control the use of the identified asset.

We enter into lease contracts including ground, towers, equipment, office, colocation and fiber lease arrangements, in which we are the lessee, and service contracts that may include embedded leases. Operating leases where we are the lessor are included in Leasing, Fiber Infrastructure and Tower revenues on our Condensed Consolidated Statements of Income.

From time to time we enter into direct financing lease arrangements that include (i) a lessee obligation to purchase the leased equipment at the end of the lease term, (ii) a bargain purchase option, (iii) a lease term having a duration that is for the major part of the remaining economic life of the leased equipment or (iv) provides for minimum lease payments with a present value amounting to substantially all of the fair value of the leased asset at the date of lease inception.

ROU assets and lease liabilities related to operating leases where we are the lessee are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

ROU assets and lease liabilities related to finance leases where we are the lessee are included in property, plant and equipment, net and finance lease obligations, respectively, on our Condensed Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method.  ROU assets for finance leases are amortized on a straight-line basis over the remaining lease term.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Key estimates and judgments include how we determined (i) the discount rate we use to discount the unpaid lease payments to present value, (ii) lease term and (iii) lease payments.

i.

ASC 842 requires a lessor to discount its unpaid lease payments using the interest rate implicit in the lease and a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As we generally do not know the implicit rate for our leases where we are the lessee, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

ii.

The lease term for all of our leases includes the noncancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

iii.

Lease payments included in the measurement of the lease asset or liability comprise the following: (i) fixed payments (including in-substance fixed payments), (ii) variable payments that depend on index or rate based on the index or rate at lease commencement, and (iii) the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

For operating leases where we are the lessor, we continue recognizing the underlying asset and depreciating it over its estimated useful life. Lease income is recognized on a straight-line basis over the lease term. Leasing revenue is not recognized when collection of all contractual rents over the term of the agreement is not probable. When collection is not probable, the lessee is placed on non-accrual status and Leasing revenue is recognized when cash payments are received.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability.

Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented within Leasing, Fiber Infrastructure and Tower revenues and general and administrative expense and operating expense in our Condensed Consolidated Statements of Income in the same line item as revenue arising from fixed lease payments (operating leases where we are the lessor) and expense arising from fixed lease payments (operating leases where we are the lessee) or amortization of the ROU asset (finance leases), respectively.

We monitor for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

We have lease agreements which include lease and nonlease components. For both leases where we are a lessor and leases where we are a lessee, we have elected to combine lease and nonlease components for all lease contracts. Nonlease components that are combined with lease components are primarily maintenance services related to the leased asset. Where we are the lessor, we determine whether the lease or nonlease component is the predominant component on a case-by-case basis. For all existing leases where we are the lessor, ASC Topic 842 has been applied to all combined components.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

We have elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. We recognize the lease payments associated with our short-term leases as an expense on a straight-line basis over the lease term.

We have elected to exclude sales taxes from lease payments in arrangements where we are a lessor.

We adopted ASC 842 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, Leases (Topic 842): Target Improvements, which provides an alternative modified retrospective transition method. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (i) whether existing or expired contracts contain a lease, (ii) lease classification for existing or expired leases or (iii) the accounting for initial direct costs that were previously capitalized. We elected the practical expedient to use hindsight for leases existing at the adoption date. Further, we elected to adopt the amendments in ASU 2018-01: Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transaction practical expedient to not evaluate land easements that exist or expire before the Company’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840, Leases (“ASC 840”).

In connection with the adoption of ASC 842, we have recorded an adjustment to equity of $63.1 million, net of tax for the cumulative effect from a change in accounting standard.  Of this amount, $61.5 million related to the write-off of the Master Lease straight-line revenue receivable, and $1.6 million relates to the establishment of the ROU assets and lease liabilities.

Note 3. Revenues

The following is a description of principal activities, separated by reportable segments (see Note 13), from which the Company generates its revenues.

Leasing

Leasing revenue represents the results from our leasing program, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Due to the nature of these activities, they are outside the scope of the guidance of Topic 606, and are recognized under other applicable guidance, including ASC 842 and ASC 840 for periods prior to January 1, 2019. See Note 4.

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

v.

Dark fiber arrangements represent operating leases under ASC 842 and are outside the scope of Topic 606.  When (i) a customer makes an advance payment or (ii) a customer is contractually obligated to pay any amounts in advance, which is not deemed a separate performance obligation, deferred leasing revenue is recorded. This leasing revenue is recognized ratably over the expected term of the contract, unless the pattern of service suggests otherwise.

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

Towers

The Towers segment represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate, which we then lease to our customers in the United States and Latin America. Revenue from our towers business qualifies as a lease under ASC 842, and ASC 840 for periods prior to January 1, 2019, and is outside the scope of Topic 606.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended March 31,
(Thousands)	2019	2018
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$32,205	$33,346
Enterprise and wholesale	16,729	15,418
E-Rate and government	21,995	14,230
Other	1,009	990
Fiber Infrastructure	$71,938	$63,984
Consumer CLEC	3,035	3,804
Total revenue from contracts with customers	74,973	67,788
Revenue accounted for under other applicable guidance	186,058	179,127
Total revenue	$261,031	$246,915

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

At March 31, 2019, and December 31, 2018, lease receivables were $19.5 million and $45.5 million, respectively, and receivables from contracts with customers were $52.1 million and $57.1 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three months ended March 31, 2019, we recognized revenues of $1.4 million that was included in the December 31, 2018 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$5,540	$15,473
Balance at March 31, 2019	$7,067	$16,057

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from non-recurring charges.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of March 31, 2019, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $632.7 million, of which $555.5 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.5 years, while $77.2 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 4.3 years.

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

We exclude from the transaction price any amounts collected from customers for sales taxes and therefore, they are not included in revenue.

Note 4. Leases

Lessor Accounting

We lease communications towers, ground, communications equipment, office and dark fiber lease arrangements to tenants under operating leases. Our leases have initial lease terms ranging from 5 year to 20 years, most of which includes options to extend or renew the leases for 5 to 80 years, and some of which may include options to terminate the leases within 1 to 6 months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

The components of lease income for the quarter ended March 31, 2019 are as follows:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Three Months Ended March 31, 2019
Lease income - operating leases	$186,058

Future minimum lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms are as follows:

(Thousands)	March 31, 2019 (1)	December 31, 2018 (2)
2019	$531,571	$724,269
2020	702,017	693,596
2021	704,644	696,713
2022	706,867	699,561
2023	709,507	702,663
Thereafter	4,712,760	4,706,951
Total lease receivables	$8,067,366	$8,223,753
(1) Total lease receivables include $7.5 billion relating to the Master Lease with Windstream, which is on non-accrual basis of accounting as of March 31, 2019.
(2) Prior period amounts have not been adjusted under the modified retrospective transition approach.

The underlying assets under operating leases where we are the lessor as of March 31, 2019 are summarized as follows:

(Thousands)	March 31, 2019
Land	$26,672
Building and improvements	329,160
Real property interest	34,878
Poles	251,235
Fiber	2,546,030
Equipment	202
Copper	3,732,409
Conduit	89,740
Tower assets	94,219
Capital lease assets	26,524
Other assets	10,279
7,141,348
Less: accumulated depreciation	(4,816,500)
Underlying assets under operating leases, net	$2,324,848

Depreciation expense for the underlying assets under operating leases where we are the lessor for the three months ended March 31, 2019 is summarized as follows:

(Thousands)	Three Months Ended March 31, 2019
Depreciation expense for underlying assets under operating leases	$76,274

Lessee Accounting

We have commitments under operating leases for communications towers, ground, colocation and dark fiber lease arrangements. We also have finance leases for dark fiber lease arrangements and other communications equipment. Our leases have initial lease terms ranging from less than one year to 30 years, most of which includes options to extend or renew the leases for less than one year to 85 years, and some of which may include options to terminate the leases within 1 to 6 months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

As of March 31, 2019, we have short term lease commitments amounting to approximately $1.0 million, for colocation and dark fiber arrangements.

The components of lease cost for the quarter ended March 31, 2019 are as follows:

(Thousands)	Three Months Ended March 31, 2019
Finance lease cost
Amortization of ROU assets	$1,006
Interest on lease liabilities	1,069
Total Finance Lease Cost	2,075
Operating lease cost	6,587
Short-term lease cost	1,191
Variable lease cost	798
Total lease cost	$10,651

Amounts reported in the Condensed Consolidated Balance Sheets for leases where we are the lessee as of March 31, 2019 were as follows:

(Thousands)	Location on Condensed Consolidated Balance Sheets	March 31, 2019
Operating leases
ROU Asset	Other assets, net	$97,039
ROU Liability	Accounts payable, accrued expenses and other liabilities, net	103,868

Finance leases
ROU Asset	Property, plant and equipment, net	$128,098
ROU Liability	Finance lease obligations	54,276

Weighted-average remaining lease term
Operating leases		9.5 years
Finance leases		13.9 years

Weighted-average discount rate
Operating leases		9.5%
Finance leases		7.8%

Other information related to leases as of March 31, 2019 are as follows:

(Thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,069
Operating cash flows from operating leases	6,519
Financing cash flows from finance leases	1,006

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Future lease payments under non-cancellable leases as of March 31, 2019 are as follows:

(Thousands)	Operating Leases (1)	Finance Leases (1)
2019	$17,479	$6,238
2020	21,884	7,447
2021	20,476	6,697
2022	17,900	6,566
2023	15,836	6,549
Thereafter	79,497	55,407
Total undiscounted lease payments	$173,072	$88,904
Less: imputed interest	(69,204)	(34,628)
Total lease liabilities	$103,868	$54,276
(1) Amounts are exclusive of lease arrangements that are classified in Liabilities Held for Sale.

Future minimum rental payments under non-cancellable operating leases as of December 31, 2018(1) were as follows:

(Thousands)
2019	$10,585
2020	7,543
2021	4,815
2022	3,186
2023	2,382
Thereafter	15,269
Total	$43,780
(1) Prior period amounts have not been adjusted under the modified retrospective transition approach.

Future minimum rental payments under capital leases in effect as of December 31, 2018(1) were as follows:

(Thousands)
2019	$8,683
2020	7,357
2021	6,638
2022	6,484
2023	6,457
Thereafter	52,533
Total minimum payments	88,152
Less amount representing interest	(32,870)
Total	$55,282
(1) Prior period amounts have not been adjusted under the modified retrospective transition approach.

For the three months ended March 31, 2019, we recognized $2.5 million of sublease income in our Condensed Consolidated Statement of Income.

Future sublease rentals as of March 31, 2019 are as follows:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Sublease Rentals
2019	$13,021
2020	8,372
2021	8,396
2022	8,421
2023	8,446
Thereafter	92,527
Total	$139,183

Note 5. Business Combinations and Asset Acquisitions

2019 Transactions

JKM Consulting Inc. (M2 Connections)

On March 25, 2019, we acquired 100% of the outstanding equity of JKM Consulting Inc. d/b/a M2 Connections (“M2”) for cash consideration of $5.5 million. M2 is a dark fiber and internet access provider primarily to educational institutions in Alabama. This acquisition strengthens Uniti Fiber’s relationships with new E-Rate customers.  The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill of $1.8 million within our Fiber Infrastructure segment. See Note 13. For federal income tax purposes, the transaction was treated as a taxable acquisition. Thus, all of the goodwill is expected to be deductible for tax purposes. The financial results of M2 are included in the Fiber Infrastructure segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

2018 Transactions

Information Transport Solutions, Inc.

On October 19, 2018, we acquired 100% of the outstanding equity of Information Transport Solutions, Inc. (“ITS”) for cash consideration of $58.3 million. ITS is a full-service managed services provider of technology solutions, primarily to educational institutions in Alabama and Florida. This acquisition expands Uniti Fiber’s product offerings and strengthens relationships with new and existing E-Rate customers.  The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment. See Note 13. During the first quarter of 2019, certain contractual working capital adjustments resulted in a $1.3 million reduction of the purchase price and goodwill. The following is a summary of the estimated fair values of the assets acquired and liabilities assumed:

(thousands)
Property, plant and equipment	$4,270
Cash and cash equivalents	5,931
Accounts receivable	3,909
Other assets	7,238
Goodwill	9,941
Intangible assets	30,254
Accounts payable, accrued expenses and other liabilities	(2,645)
Deferred revenue	(567)
Total purchase consideration	$58,331

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

Note 6. Assets and Liabilities Held for Sale

On February 19, 2019, the Company announced it had agreed to sell Uniti Towers’ Latin America business (“LATAM”) to an entity controlled by Phoenix Towers International (“PTI”) for cash consideration of approximately $100 million. As of March 31, 2019, the sale of LATAM met the criteria to be classified as held for sale.  The Company classified LATAM’s assets and liabilities separately on the Condensed Consolidated Balance Sheet as of March 31, 2019.

The following table presents the assets and liabilities associated with the LATAM business classified as held for sale as of March 31, 2019:

(Thousands)	March 31, 2019
Assets:
Cash and cash equivalents	$4,774
Property, plant and equipment, net	48,125
Intangible assets, net	49,513
ROU assets, net	26,786
Other assets	4,152
Total Assets	$133,350

Liabilities:
Intangible liabilities, net	$2,649
Deferred tax liability	18,287
ROU Liabilities	26,538
Other liabilities	8,608
Total Liabilities	$56,082

The LATAM business is included in the results of the Towers segment. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation. The transaction closed on April 2, 2019. See Note 17 for further details on the subsequent completed sale of LATAM.

On January 15, 2019, the Company entered into an operating company/property company (“OpCo-PropCo”) transaction with Macquarie Infrastructure Partners (“MIP”) to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets ("MIRA") division of Macquarie Group.  In the transaction, Uniti has agreed to purchase the Bluebird fiber network and MIP has agreed to purchase the Bluebird operations. In addition, Uniti has agreed to sell Uniti Fiber’s Midwest operations to MIP, while Uniti will retain its existing Midwest fiber network.  As of March 31, 2019, the sale of the Midwest operations met the criteria to be classified as held for sale.  As a result, the Company classified $7.5 million of net property, plant and equipment to assets held for sale on the Condensed Consolidated Balance Sheet as of March 31, 2019.  The Midwest operations that will be sold to MIP are currently reported in our Fiber Infrastructure segment.  The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.  These transactions are subject to regulatory and other closing conditions and are expected to close by the end of the third quarter of 2019.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Company had no assets or liabilities classified as held for sale as of December 31, 2018.

Note 7. Fair Value of Financial Instruments

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the assessment date;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – Unobservable inputs for the asset or liability.

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, a derivative asset, our outstanding notes and other debt, contingent consideration and accounts, interest and dividends payable.

The following table summarizes the fair value of our financial instruments at March 31, 2019 and December 31, 2018:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2019
Assets
Derivative asset	$9,357	$-	$9,357	$-
Total	$9,357	$-	$9,357	$-

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$2,009,024	$-	$2,009,024	$-
Senior secured notes - 6.00%, due April 15, 2023	518,375	-	518,375	-
Senior unsecured notes - 8.25%, due October 15, 2023	996,225	-	996,225	-
Senior unsecured notes - 7.125%, due December 15, 2024	516,000	-	516,000	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	748,925	-	748,925	-
Contingent consideration	60,797	-	-	60,797
Total	$4,849,346	$-	$4,788,549	$60,797

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2018
Assets
Derivative asset	$31,043	$-	$31,043	$-
Total	$31,043	$-	$31,043	$-

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,877,303	$-	$1,877,303	$-
Senior secured notes - 6.00%, due April 15, 2023	504,625	-	504,625	-
Senior unsecured notes - 8.25%, due October 15, 2023	965,700	-	965,700	-
Senior unsecured notes - 7.125%, due December 15, 2024	496,500	-	496,500	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	639,936	-	639,936	-
Contingent consideration	83,401	-	-	83,401
Total	$4,567,465	$-	$4,484,064	$83,401

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $5.07 billion at March 31, 2019, with a fair value of $4.79 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets are carried at fair value. See Note 9. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets valuation in Level 2 of the fair value hierarchy.

The merger agreement related to the July 3, 2017 acquisition of Hunt Telecommunications, LLC (“Hunt”) contained a contingent consideration arrangement (the “Hunt Contingent Consideration”) upon the achievement of certain defined revenue milestones.  The fair value of the Hunt Contingent Consideration was determined using the closing price of our common shares in the active market and probability of expected declared dividends and is classified as Level 3.  In accordance with the merger agreement, Uniti common shares will be used to satisfy the contingent consideration payment, and on January 4, 2019, we settled the Hunt Contingent Consideration in full satisfaction of the obligation through the issuance of 645,385 common shares having a fair value of $11.2 million.

We acquired Tower Cloud, Inc. (“Tower Cloud”) on August 31, 2016.  As part of the Tower Cloud acquisition, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. We recorded the estimated fair value of future contingent consideration of $60.8 million as of March 31, 2019. The fair value of the contingent consideration as of March 31, 2019, was determined using a discounted cash flow model and probability adjusted estimates of the future operational milestones and is classified as Level 3. During the three months ended March 31, 2019 and 2018, we paid $8.2 million and $12.7 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statement of Income in the period in which the change occurs.  For the three months ended March 31, 2019, there was a $3.3 million decrease in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of Income.

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2018	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	March 31, 2019
Contingent consideration	$83,401	$-	$(3,256)	$(19,348)	$60,797

Note 8. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	March 31, 2019	December 31, 2018
Land	Indefinite	$27,567	$29,304
Building and improvements	3 - 40 years	342,883	340,238
Real property interests	(1)	34,878	34,878
Poles	30 years	251,235	248,989
Fiber	30 years	3,086,635	3,005,304
Equipment	5 - 7 years	251,894	256,838
Copper	20 years	3,732,409	3,721,649
Conduit	30 years	89,740	89,692
Tower assets	20 years	98,941	120,073
Capital lease assets	(1)	128,098	123,017
Other assets	15 - 20 years	11,762	11,524
Corporate assets	3 - 7 years	4,140	4,214
Construction in progress	(1)	114,814	137,585
		8,174,996	8,123,305
Less accumulated depreciation		(5,000,252)	(4,914,299)
Net property, plant and equipment		$3,174,744	$3,209,006
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three months ended March 31, 2019 and 2018 was $97.5 million and $108.2 million, respectively.

Note 9. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.06 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%. The Company does not currently have any master netting arrangements related to its derivative contracts.

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Location on Condensed Consolidated Balance Sheets	March 31, 2019	December 31, 2018
Interest rate swaps	Derivative asset	$9,357	$31,043

As of March 31, 2019 and December 31, 2018, all of the interest rate swaps were valued in net unrealized gain positions and recognized as asset balances within the derivative asset balance. For the three months ended March 31, 2019, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $19.6 million. For the three months ended March 31, 2018, the amount recorded in other comprehensive income related to the unrealized gain on derivative instruments was $32.7 million. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three months ended March 31, 2019, was a benefit of $2.1 million. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three months ended March 31, 2018, was $2.6 million. For the three months ended March 31, 2019 and 2018, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning April 1, 2019, we estimate that $8.2 million will be reclassified as a benefit to interest expense.

Note 10. Goodwill and Intangible Assets and Liabilities

Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2019, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2018	$692,385	$692,385
Goodwill purchase accounting adjustments - See Note 4	(1,269)	(1,269)
Goodwill associated with 2019 acquisitions	1,770	1,770
Goodwill at March 31, 2019	692,886	692,886

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The carrying value of the intangible assets is as follows:

(Thousands)	March 31, 2019			December 31, 2018
	Original Cost	Cumulative Translation Adjustment	Accumulated Amortization	Original Cost	Cumulative Translation Adjustment	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$2,000	$-	$-

Finite life intangible assets:
Customer lists(3)	450,597	-	(75,122)	451,997	-	(69,393)
Tenant contracts(3)	-	-	-	37,386	411	(3,293)
Network(1)(3)	-	-	-	13,541	144	(1,192)
Acquired below-market leases(3)	-	-	-	1,509	-	(289)

Total intangible assets	452,597			506,988
Less: Accumulated amortization	(75,122)			(74,167)
Total intangible assets, net	$377,475			$432,821

Finite life intangible liabilities:
Acquired above-market leases(3)	$-	$-	$-	$3,440	$(182)	$(624)

Total intangible liabilities	-			3,258
Less: Accumulated amortization	-			(624)
Total intangible liabilities, net(2)	$-			$2,634
(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity that currently exists on these towers as of the valuation date.
(2)	Recorded in accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
(3)	Uniti Towers’ Latin American intangible assets were recorded as held for sale as of March 31, 2019. See Note 6.

As of March 31, 2019, the remaining weighted average amortization period of the Company’s intangible assets was 17.9 years. Amortization expense for the three months ended March 31, 2019 and 2018 was $6.3 million and $6.5 million, respectively.

Amortization expense is estimated to be $23.2 million for the full year of 2019, $23.7 million in 2020, $23.3 million in 2021, $22.9 million in 2022, and $22.8 million for 2023.

Note 11. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	March 31, 2019	December 31, 2018
Principal amount	$5,069,538	$4,965,808
Less unamortized discount, premium and debt issuance costs	(148,893)	(119,575)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,920,645	$4,846,233

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019		December 31, 2018
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 7.47%)	$2,060,538	(92,264)	$2,065,808	$(70,337)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(6,754)	550,000	(7,116)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(33,428)	1,110,000	(34,900)
Senior unsecured notes - 7.125% due December 15, 2024	600,000	(6,999)	600,000	(7,222)
Senior secured revolving credit facility, variable rate, due April 24, 2020	749,000	(9,448)	640,000	-
Total	$5,069,538	$(148,893)	$4,965,808	$(119,575)

At March 31, 2019, notes and other debt included the following: (i) $2.1 billion under the Senior Secured Term Loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); (iv) $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes,” and together with the Secured Notes and 2023 Notes, the “Notes”), and (v) $749 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2020 pursuant to the Credit Agreement (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”).

Credit Agreement

The Operating Partnership and its wholly owned subsidiaries, CSL Capital, LLC, and Uniti Group Finance Inc. (collectively, the “Borrowers”) are party to the Credit Agreement, which provides for the Term Loan Facility (in an initial principal amount of $2.14 billion) and the Revolving Credit Facility. The term loans bear interest at a rate equal to LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.00% and are subject to amortization of 1.0% per annum. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s wholly owned subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

prior to its stated maturity. As of March 31, 2019, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the fourth amendment (the “Amendment”) to our Credit Agreement. During the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, the Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. The Amendment also increased the interest rate on our Term Loan Facility, which will now bear a rate of LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.0%, a 200 basis point increase over our previous rate. This increase will be in effect through the remaining term of the facility, which matures on October 24, 2022.

A termination of the Master Lease would result in an “event of default” under the Credit Agreement if a replacement lease was not entered into within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

Our Revolving Credit Facility matures on April 24, 2020, and we have begun evaluating potential refinancing options.  However, there can be no assurances that any debt refinancing would be on similar or more favorable terms than our existing arrangements.  This would include the risk that interest rates could increase and/or there may be changes to our existing covenants and/or available borrowings.  If we are unsuccessful in refinancing the Revolving Credit Facility on terms acceptable to the Company, there could be a material adverse impact on our consolidated results of operations, financial condition and/or liquidity.  See Note 2.

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

The Operating Partnership and its wholly owned subsidiaries, CSL Capital, LLC and Uniti Fiber Holdings Inc., as co-issuers, have outstanding $600 million aggregate principal amount of the 2024 Notes, of which $400 million was originally issued on December 15, 2016 at an issue price of 100% of par value and the remaining $200 million of which was issued on May 8, 2017 at an issue price of 100.50% of par value under a separate indenture and was mandatorily exchanged on August 11, 2017 for 2024 Notes issued as “additional notes” under the indenture governing the 2024 Notes.  The 2024 Notes are guaranteed by the Company, Uniti Group Finance Inc. and the Subsidiary Guarantors.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed Consolidated Statements of Income. For the three months ended March 31, 2019 and 2018, we recognized $3.8 million and $3.6 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

Note 12. Earnings Per Share

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

The earnings-per-share impact of the Company’s 3% Convertible Preferred Stock, $0.0001 par value (“Series A Shares”), issued in connection with the May 2, 2016 acquisition of PEG Bandwidth, LLC, is calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provide Uniti the option to settle the instrument in cash or shares, and it is our policy to settle the instrument in cash upon conversion.

The July 3, 2017 merger agreement for our acquisition of Hunt provides for the issuance of additional common shares upon the achievement of certain defined revenue milestones. See Note 7. The earnings per share impact of the Hunt Contingent Consideration is calculated under the method described in ASC 260 for the treatment of contingently issuable shares in weighted-average shares outstanding.  On January 4, 2019, we settled the Hunt Contingent Consideration in full satisfaction of the obligation through the issuance of 645,385 common shares having a fair value of $11.2 million.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
(Thousands, except per share data)	2019	2018
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$2,442	$1,210
Less: Income allocated to participating securities	(28)	(469)
Income allocated to participating securities on share settled contingent consideration arrangements	-	(210)
Dividends declared on convertible preferred stock	(656)	(656)
Amortization of discount on convertible preferred stock	(745)	(745)
Net income (loss) attributable to common shares	$1,013	$(870)
Denominator:
Basic weighted-average common shares outstanding	182,219	174,892
Basic earnings per common share	$0.01	$-

	Three Months Ended March 31,
(Thousands, except per share data)	2019	2018
Diluted earnings per share:
Numerator:
Net income attributable to shareholders	$2,442	$1,210
Less: Income allocated to participating securities	(28)	(469)
Dividends declared on convertible preferred stock	(656)	(656)
Amortization of discount on convertible preferred stock	(745)	(745)
Mark-to-market gain on share settled contingent consideration arrangements	-	(994)
Net income (loss) attributable to common shares	$1,013	$(1,654)
Denominator:
Basic weighted-average common shares outstanding	182,219	174,892
Contingent consideration (See Note 4)	-	607
Effect of dilutive non-participating securities	3	-
Weighted-average shares for dilutive earnings per common share	182,222	175,499
Dilutive earnings (loss) per common share	$0.01	$(0.01)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

For the three months ended March 31, 2019, 261,543 non-participating securities were excluded from the computation of diluted earnings per share, as the performance conditions were not met. For the three months ended March 31, 2018, 405,063 non-participating securities were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

Note 13. Segment Information

Our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as four reportable segments in addition to our corporate operations, which include:

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

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the three months ended March 31, 2019 and 2018:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended March 31, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$176,083	$76,833	$5,080	$3,035	$-	$261,031

Adjusted EBITDA	$174,751	$30,000	$325	$646	$(5,447)	$200,275
Less:
Interest expense						84,458
Depreciation and amortization	73,754	28,258	1,414	346	55	103,827
Other income						(3,113)
Transaction related costs						6,669
Stock-based compensation						1,888
Income tax expense						4,054
Net income						$2,492

	Three Months Ended March 31, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$172,774	$66,967	$3,370	3,804	$-	$246,915

Adjusted EBITDA	$172,369	$29,195	$(463)	$913	$(5,313)	$196,701
Less:
Interest expense						77,607
Depreciation and amortization	86,744	25,905	1,477	498	97	114,721
Other income						(3,885)
Transaction related costs						5,913
Stock-based compensation						2,210
Income tax benefit						(1,096)
Net income						$1,231

Note 14. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Pursuant to the Separation and Distribution Agreement entered into with Windstream in connection with the Spin-Off, Windstream has agreed to indemnify us (including our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Windstream's telecommunications business prior to the Spin-Off, and, pursuant to the Master Lease, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided to us by Windstream. If Windstream assumes the Separation and Distribution Agreement and/or the Master Lease in bankruptcy, it would be obligated to honor all indemnification claims arising under such agreement. If the

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Separation and Distribution Agreement and or the Master Lease are rejected in Windstream’s bankruptcy, any claims on the applicable indemnity would be treated as unsecured claims, and, if that were to occur, there can be no assurance we would receive any related indemnification payments from Windstream in connection with the applicable indemnity claims.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our condensed consolidated balance sheet.

Note 15. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Thousands)	2019	2018
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period attributable to common shareholders	$30,042	$6,793
Other comprehensive (loss) income before reclassifications	(19,626)	32,670
Amounts reclassified from accumulated other comprehensive income	(2,060)	2,598
Balance at end of period	8,356	42,061
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(479)	1,256
Balance at end of period attributable to common shareholders	8,835	40,805
Foreign currency translation gain (loss):
Balance at beginning of period attributable to common shareholders	63	1,393
Translation adjustments	780	4,565
Balance at end of period	843	5,958
Less: Other comprehensive income attributable to noncontrolling interest	17	28
Balance at end of period attributable to common shareholders	826	5,930
Accumulated other comprehensive income at end of period	$9,661	$46,735

Note 16. Capital Stock

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. As of March 31, 2019, the Company has issued and sold an aggregate of 6.7 million shares of common stock at a weighted average price of $19.92 per share under the ATM Program, receiving net proceeds of $131.2 million, after commissions of $1.7 million and other offering costs.

Note 17. Subsequent Events

On April 2, 2019, the Company completed the sale of the Uniti Towers’ Latin American business to an entity controlled by Phoenix Towers International (“PTI”). At closing, PTI acquired approximately 500 towers located across Mexico, Colombia and Nicaragua. Total consideration was approximately $100 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2019. This discussion should be read in conjunction with the accompanying unaudited financial statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2019, we are the sole general partner of the Operating Partnership and own approximately 97.7% of the partnership interests in the Operating Partnership.

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

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items.  For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 13 to our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant Business Developments

Windstream Bankruptcy Filing.  Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off.  Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.

Following the adverse outcome, on February 25, 2019, Windstream filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations.  Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and Windstream would require approval from the Public Utility Commissions and the Federal Communications Commission to cease providing service in those markets.  As a result, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote.  However, a rejection of the Master Lease, or even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations.  A rejection by Windstream of the Master Lease or its inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with debt covenants and pay dividends to our stockholders as required to maintain our status as a REIT.

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

The Master Lease contains no provision that contemplates renegotiation of the lease and the bankruptcy court has no ability to unilaterally reset the rent or terms of the lease.  In addition, our Credit Agreement prohibits the Company from amending the Master Lease in a manner that, among other provisions, pro forma for any such amendment, would result in our consolidated secured leverage ratio to exceed 5.0 to 1.0, and management has no intention to enter into a lease amendment that would violate our debt covenants.  However, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including potential claims against us by Windstream or its creditors.

See in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial condition.

Going Concern. There are conditions and events which raise substantial doubt about our ability to continue as a going concern, and in its opinion on our December 31, 2018 financial statements, PricewaterhouseCoopers LLP, our independent registered public accounting firm, expressed substantial doubt as to whether we could continue as a going concern during the one year period following the date the financial statements were issued as a result of Windstream’s bankruptcy petition and its potential uncertain effects on the Master Lease. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We expect Windstream will continue to perform on the Master Lease and believe it is unlikely that Windstream will reject the Master Lease because the Master Lease is central to Windstream’s operations. We have reduced our dividend and may reduce our capital expenditures, as well as seek external funding in order to sustain our operations. The failure to provide 2018 audited financial statements without a going concern opinion to the lenders under our Credit Agreement by March 31, 2019 would have constituted a breach of the covenants and an immediate event of default under our Credit Agreement, unless waived by our lenders.  If an event of default were to have occurred under our Credit Agreement, the Credit Agreement’s administrative agent could have declared all outstanding loans immediately due and payable. Such an acceleration would have triggered cross-default provisions within the indentures governing our senior notes and thereby would have entitled the trustee and noteholders to accelerate the repayment of the senior notes.

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

Our Revolving Credit Facility matures on April 24, 2020, and we have begun evaluating potential refinancing options.  However, there can be no assurances that any debt refinancing would be on similar or more favorable terms than our existing arrangements.  This would include the risk that interest rates could increase and/or there may be changes to our existing covenants and/or available borrowings.  If we are unsuccessful in refinancing the Revolving Credit Facility on terms acceptable to the Company, there could be a material adverse impact on our consolidated results of operations, financial condition and/or liquidity.  If we are not successful in extending or refinancing the Revolving Credit Facility, our current cash balances as of March 31, 2019 are not sufficient to repay all of outstanding borrowings.  Therefore, substantial doubt exists about our ability to continue as a going concern within one year after the issuance of the financial statements.

Sale of Latin American Tower Portfolio. On April 2, 2019, the Company completed the sale of the Uniti Towers’ Latin American business to an entity controlled by Phoenix Towers International (“PTI”). At closing, PTI acquired approximately 500 towers located across Mexico, Colombia and Nicaragua. Total consideration was approximately $100 million.

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

Comparison of the three months ended March 31, 2019 and 2018

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2019		2018
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$176,083	67.5%	$172,774	70.0%
Fiber Infrastructure	76,833	29.4%	66,967	27.1%
Tower	5,080	1.9%	3,370	1.4%
Consumer CLEC	3,035	1.2%	3,804	1.5%
Total revenues	261,031	100.0%	246,915	100.0%
Costs and Expenses:
Interest expense	84,458	32.4%	77,607	31.4%
Depreciation and amortization	103,827	39.8%	114,721	46.5%
General and administrative expense	24,226	9.3%	22,520	9.1%
Operating expense	38,418	14.7%	29,904	12.1%
Transaction related costs	6,669	2.5%	5,913	2.4%
Other income	(3,113)	1.2%)	(3,885)	(1.6%)
Total costs and expenses	254,485	97.5%	246,780	99.9%
Income before income taxes	6,546	2.5%	135	0.1%
Income tax expense (benefit)	4,054	1.6%	(1,096)	(0.4%)
Net income	2,492	0.9%	1,231	0.5%
Net income attributable to noncontrolling interests	50	0.0%	21	0.0%
Net income attributable to shareholders	2,442	0.9%	1,210	0.5%
Participating securities' share in earnings	(28)	(0.0%)	(679)	(0.3%)
Dividends declared on convertible preferred stock	(656)	(0.2%)	(656)	(0.3%)
Amortization of discount on convertible preferred stock	(745)	(0.3%)	(745)	(0.3%)
Net income (loss) attributable to common shareholders	$1,013	0.4%	$(870)	(0.4%)

The following tables set forth, for the three months ended March 31, 2019 and 2018, revenues, Adjusted EBITDA and net income of our reportable segments:

	Three Months Ended March 31, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$176,083	$76,833	$5,080	$3,035	$-	$261,031

Adjusted EBITDA	$174,751	$30,000	$325	$646	$(5,447)	$200,275
Less:
Interest expense						84,458
Depreciation and amortization	73,754	28,258	1,414	346	55	103,827
Other income						(3,113)
Transaction related costs						6,669
Stock-based compensation						1,888
Income tax expense						4,054
Net income						$2,492

	Three Months Ended March 31, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$172,774	$66,967	$3,370	3,804	$-	$246,915

Adjusted EBITDA	$172,369	$29,195	$(463)	$913	$(5,313)	$196,701
Less:
Interest expense						77,607
Depreciation and amortization	86,744	25,905	1,477	498	97	114,721
Other income						(3,885)
Transaction related costs						5,913
Stock-based compensation						2,210
Income tax benefit						(1,096)
Net income						$1,231

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

We adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) as of January 1, 2019.  This standard supersedes prior guidance regarding the evaluation of collectability of lease receivables, including straight-line revenue receivables.  We have evaluated the collectability of our straight-line revenue receivable associated with the Master Lease in accordance with ASC 842, and in light of Windstream’s pending bankruptcy, we concluded that the receivable should be written-off.  As a result, effective January 1, 2019, the Master Lease will be accounted for on a cash basis in accordance with ASC 842, until a time at which there is more certainty regarding Windstream’s decision to assume or reject the Master Lease.

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

For the three months ended March 31, 2019, we recognized $170.8 million of revenue from rents under the Master Lease, which included $6.7 million of TCI revenue.  For the three months ended March 31, 2018, we recognized $172.8 million of revenues from the Master Lease, which included $4.3 million of straight-line rent revenue, and $5.1 million of TCI revenue.  The increase in TCI revenue is attributable to continued investment by Windstream in TCIs. Windstream invested $29.7 million in TCIs during the three months ended March 31, 2019, a decrease from $47.4 million it invested in TCIs during the three months ended March 31, 2018. Since the inception of the Master Lease, Windstream has invested a total of $636.8 million in such improvements.

Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends to our stockholders as required to maintain our status as a REIT and service debt if Windstream were to reject the Master Lease in bankruptcy, default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months and, on February 25, 2019, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.  See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for

the year ended December 31, 2018 for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial condition.

Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

For the three months ended March 31, 2019, we recognized $5.2 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements.  No such revenues were recognized for the three months ended March 31, 2018.

Fiber Infrastructure – For the three months ended March 31, 2019 and 2018, we recognized $76.8 million and $67.0 million of revenue, respectively, in our Fiber Infrastructure segment.  Fiber Infrastructure revenues for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
	2019		2018
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$32,205	41.9%	$33,346	49.8%
Enterprise and wholesale	16,729	21.8%	15,418	23.0%
E-Rate and government	21,995	28.6%	14,230	21.2%
Dark fiber and small cells	4,895	6.4%	2,983	4.5%
Other services	1,009	1.3%	990	1.5%
Total Fiber Infrastructure revenues	$76,833	100.0%	$66,967	100.0%

At March 31, 2019, we had approximately 18,850 customer connections, up from 17,165 customer connections at March 31, 2018.

Towers – Towers revenues for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
(Thousands)	2019	% of Total	2018	% of Total
Towers revenues:
United States	$2,555	50.3%	$1,070	31.8%
Latin America	2,525	49.7%	2,300	68.2%
Total	$5,080	100.0%	$3,370	100.0%

The increase in revenue for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is primarily driven by our development activities in the United States. During 2019 we completed the construction of 72 towers in the U.S.  At March 31, 2019, the Uniti Towers’ domestic portfolio consisted of 504 wireless communications towers located in 28 states across the eastern and central regions in the United States, an increase from 253 wireless communications towers at March 31, 2018.

Consumer CLEC – For the three months ended March 31, 2019, we recognized $3.0 million of revenue from the Consumer CLEC Business, compared to $3.8 million for the three months ended March 31, 2018. The decrease is primarily attributable to a loss of customers during the period. We served 21,555 customers as of March 31, 2019, a 19.4% decrease from 26,750 customers served at March 31, 2018. The decrease in customers is due to the effects of competition and customer attrition.

Interest Expense

Interest expense for the three months ended March 31, 2019 totaled $84.5 million, which includes non-cash interest expense of $6.9 million resulting from the amortization of our debt discounts and debt issuance costs, partially offset by $1.3 million of capitalized interest. Interest expense for the three months ended March 31, 2018 totaled $77.6 million, which includes non-cash interest expense of $6.0 million resulting from the amortization of our debt discounts and debt issuance costs, partially offset by $1.4 million of capitalized interest.

The increase is primarily related to an increase of interest expense incurred on the Revolving Credit Facility of $4.8 million due to increased borrowings and higher LIBOR rates compared to the prior year.  The increase is also attributed to an increase of interest expense of $1.1 million on the Term Loan Facility and an increase in non-cash interest expense from the amortization of our debt discounts and debt issuance costs of $0.8 million, both as a result from the fourth amendment to our Credit Agreement dated March 18, 2019.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended March 31, 2019 totaled $103.8 million (39.8% of revenue), which included property, plant and equipment depreciation of $97.5 million and intangible asset amortization of $6.3 million. Charges for depreciation and amortization for the three months ended March 31, 2018 totaled $114.7 million (46.5% of revenue), which included property, plant and equipment depreciation of $108.2 million and intangible asset amortization of $6.5 million.

General and Administrative Expense

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended March 31, 2019, general and administrative costs totaled $24.2 million (9.3% of revenue), compared to $22.5 million (9.1% of revenue) for the three months ended March 31, 2018.

Operating Expense

Operating expense for the three months ended March 31, 2019, totaled $38.4 million (14.7% of revenue) compared to $29.9 million (12.1% of revenue) for the three months ended March 31, 2018.  Operating expense for our reportable segments for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended March 31,
	2019		2018
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$32,973	12.7%	$24,961	10.1%
Towers	2,679	1.0%	2,053	0.8%
CLEC	2,389	0.9%	2,890	1.2%
Leasing	377	0.1%	-	0.0%
Total operating expenses	$38,418	14.7%	$29,904	12.1%

Fiber Infrastructure – For the three months ended March 31, 2019, Fiber Infrastructure operating expenses totaled $33.0 million as compared to $25.0 million for the three months ended March 31, 2018.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.  The increase in operating expenses is primarily attributable to the timing of the Information Transport Solutions, Inc. (“ITS”) acquisition that occurred on October 19, 2018.

Towers – Our Towers segment operating expense primarily consists of ground rent, some or all of which may be passed to our tenants, as well as regulatory fees and maintenance and repairs.  For the three months ended March 31, 2019, Towers operating expense included $1.6 million of ground rent expense, compared to $1.1 million for the three months ended March 31, 2018.  The change is attributable to an increase in completed towers at March 31, 2019 from March 31, 2018, driven by our development activity in the United States.

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and includes costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended March 31, 2019 totaled $1.7 million (0.7% of revenue) and $0.2 million (0.1%

of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the three months ended March 31, 2018 totaled $2.1 million (0.9% of revenue) and $0.2 million (0.1% of revenue), respectively.

Other Income

We recognized in other income a $3.3 million (1.3% of revenue) unrealized gain for mark-to-market adjustments on our contingent consideration arrangements for the three months ended March 31, 2019, compared to a $3.9 million (1.6% of revenue) unrealized gain for mark-to-market adjustments on our contingent consideration arrangements for the three months ended March 31, 2018.  The fair value of the contingent consideration arrangement connected to the July 3, 2017 acquisition of Hunt is determined using the closing price of our common shares in the active market, while the fair value of the contingent consideration arrangement in connection with the August 31, 2016 acquisition of Tower Cloud is determined using a discounted cash flow model and probability adjusted estimates of the future operational milestones.  On January 4, 2019, we settled the Hunt Contingent Consideration in full satisfaction of the obligation through the issuance of 645,385 common shares having a fair value of $11.2 million.

Income Tax Expense (Benefit)

We recorded a $4.1 million income tax expense for the three months ended March 31, 2019.  Included in income tax expense is approximately $6.1 million of income tax expense resulting from the undistributed REIT taxable income of which approximately $4.6 million of cash taxes related to the cancellation of debt income that was recognized for federal income tax purposes as a result of the fourth amendment to our Credit Agreement dated March 18, 2019. Additionally, we recorded a $2.1 million income tax benefit related to our Fiber Infrastructure segment. We recorded a $1.1 million benefit in income tax benefit for the three months ended March 31, 2018, primarily driven by the income tax benefit we recorded in our Fiber Infrastructure segment.

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

We define AFFO as FFO excluding (i) transaction related costs; (ii) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight-line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; (iii) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, taxes associated with tax basis cancellation of debt, changes in the fair value of contingent consideration and financial instruments and similar items less maintenance capital expenditures. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
(Thousands)	2019	2018
Net income	$2,492	$1,231
Depreciation and amortization	103,827	114,721
Interest expense	84,458	77,607
Income tax expense (benefit)	4,054	(1,096)
EBITDA	$194,831	$192,463
Stock based compensation	1,888	2,210
Transaction related costs	6,669	5,913
Other (income) expense	(3,113)	(3,885)
Adjusted EBITDA	$200,275	$196,701

	Three Months Ended March 31,
(Thousands)	2019	2018
Net income (loss) attributable to common shareholders	$1,013	$(870)
Real estate depreciation and amortization	83,726	95,577
Participating securities share in earnings	28	679
Participating securities share in FFO	(28)	(679)
Adjustments for noncontrolling interests	(1,853)	(2,205)
FFO attributable to common shareholders	$82,886	$92,502
Transaction related costs	6,669	5,913
Change in fair value of contingent consideration	(3,256)	(3,864)
Amortization of deferred financing costs and debt discount	6,873	6,034
Stock based compensation	1,888	2,210
Non-real estate depreciation and amortization	20,101	19,144
Straight-line revenues	(723)	(4,592)
Maintenance capital expenditures	(2,803)	(1,485)
Amortization of discount on convertible preferred stock	745	745
Cash taxes on tax basis cancellation of debt	4,590	-
Other non-cash (revenue) expense, net	(9,682)	(7,582)
Adjustments for noncontrolling interests	(516)	(353)
AFFO attributable to common shareholders	$106,772	$108,672

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. As of March 31, 2019, there has been no material change to these estimates.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities, including capital expenditures, and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), available borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and proceeds from the issuance of debt and equity securities.

As of March 31, 2019, we had cash and cash equivalents of $104.7 million.  There have been no material outlays of funds subsequent to March 31, 2019.  Our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our debt instruments would impose significant restrictions on our ability to pay dividends.

Cash provided by operating activities was $188.6 million and $156.9 million for the three months ended March 31, 2019 and 2018, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

Cash used in investing activities was $83.7 million for the three months ended March 31, 2019, which was driven by capital expenditures ($79.5 million), primarily related to our Uniti Fiber and Uniti Towers businesses. Cash used in investing activities was $52.1 million for the three months ended March 31, 2018, which was driven by capital expenditures ($51.1 million), primarily related to our Uniti Fiber and Uniti Towers businesses. The increase in capital expenditures is due to network deployments related to our Uniti Fiber and Uniti Towers businesses.

Cash used in financing activities was $33.6 million for the three months ended March 31, 2019, which primarily represents the dividend payments ($110.3 million), payments for financing costs ($36.2 million), contingent consideration payments ($8.2 million), principal payments related to the Term Loan Facility ($5.3 million), and distributions paid to noncontrolling interests ($2.5 million), partially offset by net borrowings under the Revolving Credit Facility ($109.0 million) and net proceeds under our ATM Program ($21.6 million). Cash provided in financing activities was $107.9 million for the three months ended March 31, 2018, which primarily represents the dividend payments ($105.9 million), contingent consideration payments ($12.7 million), principal payments related to the Term Loan Facility ($5.3 million), and distributions paid to noncontrolling interests ($2.5 million), partially offset by net borrowings under the Revolving Credit Facility ($20 million).

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the quarter ended March 31, 2019, we issued and sold 1.2 million shares of common stock at a weighted average price of $18.63 per share under the ATM Program, receiving net proceeds of $21.6 million, after commissions of $0.3 million and other offering costs. As of March 31, 2019, we have approximately $117.1 million available for issuance under the ATM Program.  This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios.  We have also committed to spend $175 million on our proposed acquisition of Bluebird (for which we have obtained committed financing), net of the collection of prepaid rent.  We anticipate declaring dividends for the 2019 tax year to comply with our REIT distribution requirements, although such dividends are expected to be lower than in prior periods.  We anticipate that we will partially finance these needs, together with operating expenses (including debt service) from our $104.7 million of cash on hand, cash flows provided by operating activities, together with funds anticipated from announced divestures.  However, we may need to access the capital markets to generate additional funds that will be sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate.

The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we could be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

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

Our Revolving Credit Facility matures on April 24, 2020, and we have begun evaluating potential refinancing options.  However, there can be no assurances that any debt refinancing would be on similar or more favorable terms than our existing arrangements.  This would include the risk that interest rates could increase and/or there may be changes to our existing covenants and/or available borrowings.  If we are unsuccessful in refinancing the Revolving Credit Facility on terms acceptable to the Company, there could be a material adverse impact on our consolidated results of operations, financial condition and/or liquidity.  If we are not successful in extending or refinancing the Revolving Credit Facility, our current cash balances as of March 31, 2019 are not sufficient to repay outstanding borrowings.

In light of recent developments and uncertainty surrounding Windstream and the effect of substantial doubt about our ability to continue as a going concern, as discussed in in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, we have taken measures, and may take further measures to conserve cash as we anticipate that it may be more difficult for us to access the capital markets at attractive rates until such uncertainty is clarified. Accordingly, we may elect to suspend, delay or reduce success-based capital expenditures and further reduce dividend payments to conserve cash.  If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them.  Because our Master Lease is essential to Windstream’s operations, we expect that any disruption in payments by Windstream would be limited, and we believe that if we take such actions, we would have enough liquidity to fund our cash needs within one year after the date the financial statements are issued.  If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them.

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

On March 18, 2019, we received a limited waiver and amendment to our Credit Agreement (the “Amendment”).  During the pendency of Windstream’s bankruptcy, or at such earlier time when certain conditions are specified, the Amendment generally limits our ability under the Credit Agreement to pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2018 - December 31, 2018	January 15, 2019	$0.60	December 31, 2018
January 1, 2019 - March 31, 2019	April 15, 2019	$0.05	April 1, 2019

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

Capital Expenditures

We categorize our capital expenditures as either (i) success-based, (ii) maintenance, (iii) integration or (iv) corporate and non-network.  We define success-based capital expenditures as those related to installing existing or anticipated contractual customer service orders. Maintenance capital expenditures are those necessary to keep existing network elements fully operational.  Integration capital expenditures are those made specifically with respect to recent acquisitions that are essential to integrating acquired companies in our business. We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios, and expect that cash on hand and cash flows provided by operating activities will be sufficient to support these investments.

In light of recent developments with Windstream, we may need to take measures to conserve cash, which may include a suspension, delay or reduction in success-based capital expenditures.  We are closely monitoring developments of the Windstream bankruptcy and continually assess our capital expenditure plans in light of such developments.

Recent Accounting Guidance

New accounting rules and disclosures can impact our reported results and comparability of our financial statements. These matters are described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

Effective January 1, 2019, we account for leases in accordance with ASC 842. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is comprised of amortization on the right-of-use asset (“ROU”) and interest expense recognized based on an effective interest method, or as a single lease cost recognized on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The accounting for lessors remains largely unchanged. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.

We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (i) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (ii) the customer has the right to control the use of the identified asset.

We enter into lease contracts including ground, towers, equipment, office, colocation and fiber lease arrangements, in which we are the lessee, and service contracts that may include embedded leases. Operating leases where we are the lessor are included in Leasing, Fiber Infrastructure and Tower revenues on our Condensed Consolidated Statements of Income.

From time to time we enter into direct financing lease arrangements that include (i) a lessee obligation to purchase the leased equipment at the end of the lease term, (ii) a bargain purchase option, (iii) a lease term having a duration that is for the major part of the remaining economic life of the leased equipment or (iv) provides for minimum lease payments with a present value amounting to substantially all of the fair value of the leased equipment at the date of lease inception.

ROU assets and lease liabilities related to operating leases where we are the lessee are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our Condensed Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

ROU assets and lease liabilities related to finance leases where we are the lessee are included in property, plant and equipment, net and finance lease obligations, respectively, on our Condensed Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method.  ROU assets for finance leases are amortized on a straight-line basis over the remaining lease term.

Key estimates and judgments include how we determined (i) the discount rate we use to discount the unpaid lease payments to present value, (ii) lease term and (iii) lease payments.

iv.

ASC 842 requires a lessor to discount its unpaid lease payments using the interest rate implicit in the lease and a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As we generally do not know the implicit rate for our leases where we are the lessee, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

v.

The lease term for all of our leases includes the noncancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

vi.

Lease payments included in the measurement of the lease asset or liability comprise the following: (i) fixed payments (including in-substance fixed payments), (ii) variable payments that depend on index or rate based on the index or rate at lease commencement, and (iii) the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

For operating leases where we are the lessor, we continue recognizing the underlying asset and depreciating it over its estimated useful life. Lease income is recognized on a straight-line basis over the lease term. Leasing revenue is not recognized when collection of all contractual rents over the term of the agreement is not probable. When collection is probable, the lessee is placed on non-accrual status and Leasing revenue is recognized when cash payments are received.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented separately from interest expense on the lease liability.

Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented within Leasing, Fiber Infrastructure and Tower revenues and general and administrative expense and operating expense in our Condensed Consolidated Statements of Income in the same line item as revenue arising from fixed lease payments (operating leases where we are the lessor) and expense arising from fixed lease payments (operating leases where we are the lessee) or amortization of the ROU asset (finance leases), respectively.

We monitor for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in profit or loss.

We have lease agreements which include lease and nonlease components. For both leases where we are a lessor and leases where we are a lessee, we have elected to combine lease and nonlease components for all lease contracts. Nonlease components that are combined with lease components are primarily maintenance services related to the leased asset. Where we are the lessor, we determine whether the lease or nonlease component is the predominant component on a case-by-case basis. For all existing leases where we are the lessor, ASC Topic 842 has been applied to all combined components.

We have elected not to recognize ROU assets and lease liabilities for all short-term leases that have a lease term of 12 months or less. We recognize the lease payments associated with our short-term leases as an expense on a straight-line basis over the lease term.

We have elected to exclude sales taxes from lease payments in arrangements where we are a lessor.

We adopted ASC 842 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, Leases (Topic 842): Target Improvements, which provides an alternative modified retrospective transition method. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (i) whether existing or expired contracts contain a lease, (ii) lease classification for existing or expired leases or (iii) the accounting for initial direct costs that were previously capitalized. We elected the practical expedient to use hindsight for leases existing at the adoption date. Further, we elected to adopt the amendments in ASU 2018-01: Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transaction practical expedient to not evaluate land easements that exist or expire before the Company’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840, Leases (“ASC 840”).

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off.  Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.

In response to the adverse outcome, on February 25, 2019, Windstream and all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  While we believe that the Master Lease is essential to Windstream’s operations, it is difficult to predict what could occur in a restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations. See Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial conditions.  A rejection by Windstream of the Master Lease or its inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with debt covenants and pay dividends to our stockholders as required to maintain our status as a REIT. A rejection of the Master Lease by Windstream would result in an “event of default” under our Credit Agreement if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

The Master Lease contains no provision that contemplates renegotiation of the lease and the bankruptcy court has no ability to unilaterally reset the rent or terms of the lease.  In addition, our Credit Agreement prohibits the Company from amending the Master Lease in a manner that, among other provisions, pro forma for any such amendment, would result in our consolidated secured leverage ratio to exceed 5.0 to 1.0, and management has no intention to enter into a lease amendment that would violate our debt covenants.  However, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including potential claims against us by Windstream or its creditors.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	6,306	$18.79	—	—
February 1, 2019 to February 28, 2019	49,322	19.37	—	—
March 1, 2019 to March 31, 2019	47,729	9.68	—	—
Total	103,357	$14.86	—	—

(1) The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On May 7, 2019, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved the Uniti Group Inc. 2019 Short Term Incentive Plan (the “Plan”), which will be administered by the Committee.  The Plan permits the Committee to award and pay performance-based cash bonuses to the Company’s President and Chief Executive Officer, Executive Vice President – Chief Financial Officer and Treasurer and Executive Vice President – General Counsel and Secretary (the “Eligible Executives”), upon the attainment of certain criteria set forth in the Plan. The Plan is designed to reward and motivate the Eligible Executives to achieve certain performance goals during 2019 and to promote the alignment of the Eligible Executives’ interests with those of the Company’s stockholders.

In connection with adopting the Plan, the Committee approved award opportunities for each of the Eligible Executives for 2019. The Committee approved the following threshold (i.e., minimum), target and superior payout opportunities, expressed as a percentage of base salary, that the Eligible Executives are eligible to receive under the Plan:

	2019 Short Term Incentive Plan Payout Opportunities (as a percentage of base salary)
Name	Threshold	Target	Superior
Kenneth A. Gunderman President and Chief Executive Officer	75%	150%	225%
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer	50%	100%	150%
Daniel L. Heard Executive Vice President – General Counsel and Secretary	50%	100%	150%

Additionally, the Plan provides that the Committee may award discretionary bonuses to the Eligible Executives and other employees in amounts not to exceed 75% of his or her target bonus opportunity based upon the completion of certain projects during 2019.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Uniti Group Inc. 2018 Short Term Incentive Plan**

10.2*	Uniti Group Inc. 2019 Short Term Incentive Plan***

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

This exhibit was originally included as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 10, 2018 with confidential treatment granted on a portion of the exhibit. The confidential treatment order expired on April 30, 2019, and the full version of the exhibit is filed herewith.

***

Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.  The Company agrees to furnish an unredacted copy of the exhibit to the Securities and Exchange Commission upon request but may request confidential treatment for any supplemental material so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	May 9, 2019	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 9, 2019	/s/ Blake Schuhmacher
Blake Schuhmacher Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)