Form 10-Q
period 2019-06-30
Uniti Group Inc.
filed 2019-08-08
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 193,143,385 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the effect of Windstream Holdings, Inc.’s (“Windstream Holdings” and together with its subsidiaries, “Windstream”) bankruptcy and Windstream’s performance under its long-term exclusive triple-net lease with us (the “Master Lease”); our expectations with respect to the treatment of the Master Lease in Windstream’s petitions for relief under Chapter 11 of the Bankruptcy Code; our expectations regarding the effect of substantial doubt about our ability to continue as a going concern; our expectations regarding the future growth and demand of the telecommunications industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; expectations regarding the impact and integration of Information Transport Solutions, Inc. (“ITS”) and M2 Connections, including expectations regarding operational synergies with Uniti Towers and Uniti Fiber; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding the closing of the operating company-property company partnership with Macquarie Infrastructure Partners and related acquisition of Bluebird Network, LLC (“Bluebird”); and expectations regarding the payment of dividends.

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

•

our ability to continue as a going concern if Windstream Holdings were to succeed in its recharacterization and fraudulent transfer claims against us, reject the Master Lease or be unable or unwilling to perform its obligations under the Master Lease;

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
•

adverse impacts of changes to our business, economic trends or key assumptions regarding our estimates of fair value, including potential impacts of recent developments surrounding Windstream that could result in an impairment charge in the future, which could have a significant impact to our reported earnings;

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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(Thousands, except par value)	(Unaudited) June 30, 2019	December 31, 2018
Assets:
Property, plant and equipment, net	$3,201,436	$3,209,006
Cash and cash equivalents	299,394	38,026
Accounts receivable, net	77,303	104,063
Goodwill	692,833	692,385
Intangible assets, net	371,407	432,821
Straight-line revenue receivable	391	61,785
Derivative asset	-	31,043
Other assets, net	130,901	23,808
Assets held for sale, net	16,692	-
Total Assets	$4,790,357	$4,592,937
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$206,350	$94,179
Accrued interest payable	29,441	28,097
Deferred revenue	811,782	726,262
Derivative liability	19,117	-
Dividends payable	9,394	113,744
Deferred income taxes	34,672	52,434
Finance lease obligations	55,444	55,282
Contingent consideration	18,522	83,401
Notes and other debt, net	5,003,092	4,846,233
Liabilities held for sale	4,332	-
Total liabilities	6,192,146	5,999,632

Commitments and contingencies (Note 14)

Convertible preferred stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding, $87,500 liquidation value	87,500	86,508

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 183,123 shares at June 30, 2019 and 180,536 at December 31, 2018	18	18
Additional paid-in capital	855,425	757,517
Accumulated other comprehensive (loss) income	(18,960)	30,105
Distributions in excess of accumulated earnings	(2,413,326)	(2,373,218)
Total Uniti shareholders' deficit	(1,576,843)	(1,585,578)
Noncontrolling interests - operating partnership units	87,554	92,375
Total shareholders' deficit	(1,489,289)	(1,493,203)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$4,790,357	$4,592,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2019	2018	2019	2018
Revenues:
Leasing	$177,042	$173,885	$353,125	$346,659
Fiber Infrastructure	81,327	67,389	158,160	134,356
Tower	3,146	2,472	8,226	5,842
Consumer CLEC	2,899	3,583	5,934	7,387
Total revenues	264,414	247,329	525,445	494,244
Costs and Expenses:
Interest expense	97,729	79,385	182,187	156,992
Depreciation and amortization	102,578	114,842	206,405	229,563
General and administrative expense	26,428	20,681	50,654	43,201
Operating expense (exclusive of depreciation and amortization)	40,163	31,522	78,581	61,426
Transaction related costs	7,035	3,789	13,704	9,702
Gain on sale of real estate (Note 5)	(28,790)	-	(28,790)	-
Other (income) expense	(28,119)	3,349	(31,232)	(536)
Total costs and expenses	217,024	253,568	471,509	500,348

Income (loss) before income taxes	47,390	(6,239)	53,936	(6,104)
Income tax expense (benefit)	7,843	(2,646)	11,897	(3,742)
Net income (loss)	39,547	(3,593)	42,039	(2,362)
Net income (loss) attributable to noncontrolling interests	830	(90)	880	(69)
Net income (loss) attributable to shareholders	38,717	(3,503)	41,159	(2,293)
Participating securities' share in earnings	(223)	(658)	(251)	(1,337)
Dividends declared on convertible preferred stock	-	(656)	(656)	(1,312)
Amortization of discount on convertible preferred stock	(248)	(745)	(993)	(1,490)
Net income (loss) attributable to common shareholders	$38,246	$(5,562)	$39,259	$(6,432)

Earnings (loss) per common share:
Basic	$0.21	$(0.03)	$0.22	$(0.04)
Diluted	$0.20	$(0.03)	$0.21	$(0.04)

Weighted-average number of common shares outstanding:
Basic	182,971	175,011	182,597	174,951
Diluted	193,105	175,011	192,276	174,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2019	2018	2019	2018
Net income (loss)	$39,547	$(3,593)	$42,039	$(2,362)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	(28,363)	14,605	(50,049)	49,873
Changes in foreign currency translation	(843)	(4,879)	(63)	(314)
Other comprehensive (loss) income:	(29,206)	9,726	(50,112)	49,559
Comprehensive income (loss)	10,341	6,133	(8,073)	47,197
Comprehensive income (loss) attributable to noncontrolling interest	245	134	(167)	1,074
Comprehensive income (loss) attributable to common shareholders	$10,096	$5,999	$(7,906)	$46,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

	For the three months ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	-	$-	174,969,646	$17	$645,403	$46,735	$(2,063,640)	$99,868	$(1,271,617)
Net loss	-	-	-	-	-	-	(3,503)	(90)	(3,593)
Amortization of discount of convertible preferred stock	-	-	-	-	(745)	-	-	-	(745)
Other comprehensive income	-	-	-	-	-	9,502	-	224	9,726
Common stock dividends declared	-	-	-	-	-	-	(106,417)	-	(106,417)
Convertible preferred stock dividends	-	-	-	-	-	-	(656)	-	(656)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(2,479)	(2,479)
Net share settlement	-	-	-	-	(916)	-	-	-	(916)
Stock-based compensation	-	-	59,189	-	1,885	-	-	-	1,885
Balance at June 30, 2018	-	$-	175,028,835	$17	$645,627	$56,237	$(2,174,216)	$97,523	$(1,374,812)

Balance at March 31, 2019	-	$-	182,670,494	$18	$790,347	$9,661	$(2,442,564)	$91,756	$(1,550,782)
Impact of change in accounting standard, net of tax	-	-	-	-	-	-	(112)	-	(112)
Net income	-	-	-	-	-	-	38,717	830	39,547
Amortization of discount on convertible preferred stock	-	-	-	-	(248)	-	-	-	(248)
Other comprehensive loss	-	-	-	-	-	(28,621)	-	(585)	(29,206)
Common stock dividends declared ($0.05 per share)	-	-	-	-	-	-	(9,148)	-	(9,148)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(187)	(187)
Exchange of noncontrolling interest	-	-	390,788	-	4,260	-	-	(4,260)	-
Convertible preferred stock dividends	-	-	-	-	-	-	(219)	-	(219)
Net share settlement	-	-	-	-	(186)	-	-	-	(186)
Stock-based compensation	-	-	61,475	-	3,197	-	-	-	3,197
Equity component value of exchangeable note issuance, net	-	-	-	-	80,770	-	-	-	80,770
Deferred tax liability related to exchangeable note issuance	-	-	-	-	(3,499)	-	-	-	(3,499)
Sale of common stock warrant	-	-	-	-	50,819	-	-	-	50,819
Payment for bond hedge option	-	-	-	-	(70,035)	-	-	-	(70,035)
Balance at June 30, 2019	-	$-	183,122,757	$18	$855,425	$(18,960)	$(2,413,326)	$87,554	$(1,489,289)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the six months ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	-	$-	174,851,514	$17	$644,328	$7,821	$(1,960,715)	$101,407	$(1,207,142)
Net loss	-	-	-	-	-	-	(2,293)	(69)	(2,362)
Amortization of discount of convertible preferred stock	-	-	-	-	(1,490)	-	-	-	(1,490)
Other comprehensive income	-	-	-	-	-	48,416	-	1,143	49,559
Common stock dividends declared	-	-	-	-	-	-	(211,486)	-	(211,486)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,312)	-	(1,312)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(4,958)	(4,958)
Net share settlement	-	-	-	-	(1,306)	-	(269)	-	(1,575)
Stock-based compensation	-	-	177,321	-	4,095	-	-	-	4,095
Impact of change in accounting standard	-	-	-	-	-	-	1,859	-	1,859
Balance at June 30, 2018	-	$-	175,028,835	$17	$645,627	$56,237	$(2,174,216)	$97,523	$(1,374,812)

Balance at December 31, 2018	-	$-	180,535,971	$18	$757,517	$30,105	$(2,373,218)	$92,375	$(1,493,203)
Impact of change in accounting standard, net of tax	-	-	-	-	-	-	(63,222)	-	(63,222)
Net income	-	-	-	-	-	-	41,159	880	42,039
At-the-market issuance of common stock, net of offering costs	-	-	1,176,186	-	21,641	-	-	-	21,641
Amortization of discount on convertible preferred stock	-	-	-	-	(993)	-	-	-	(993)
Other comprehensive loss	-	-	-	-	-	(49,065)	-	(1,047)	(50,112)
Common stock dividends declared ($0.05 per share)	-	-	-	-		-	(17,170)	-	(17,170)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(394)	(394)
Exchange of noncontrolling interest	-	-	390,788	-	4,260	-	-	(4,260)	-
Convertible preferred stock dividends	-	-	-	-	-	-	(875)	-	(875)
Net share settlement	-	-	-	-	(1,765)	-	-	-	(1,765)
Stock-based compensation	-	-	340,627	-	5,085	-	-	-	5,085
Equity settled contingent consideration	-	-	645,385	-	11,178	-	-	-	11,178
Issuance of common stock - employee stock purchase plan	-	-	33,800	-	447	-	-	-	447
Equity component value of exchangeable note issuance, net	-	-	-	-	80,770	-	-	-	80,770
Deferred tax liability related to exchangeable note issuance	-	-	-	-	(3,499)	-	-	-	(3,499)
Sale of common stock warrant	-	-	-	-	50,819	-	-	-	50,819
Payment for bond hedge option	-	-	-	-	(70,035)	-	-	-	(70,035)
Balance at June 30, 2019	-	$-	183,122,757	$18	$855,425	$(18,960)	$(2,413,326)	$87,554	$(1,489,289)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Thousands)	2019	2018
Cash flow from operating activities
Net income (loss)	$42,039	$(2,362)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	206,405	229,563
Amortization of deferred financing costs and debt discount	17,659	12,147
Deferred income taxes	(2,712)	(4,257)
Straight-line revenues	(1,416)	(7,400)
Stock-based compensation	5,085	4,095
Change in fair value of contingent consideration	(25,531)	(488)
Gain on sale of real estate	(28,790)	-
Other	2,252	1,597
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	25,169	(22,971)
Other assets	(12,849)	(5,510)
Accounts payable, accrued expenses and other liabilities	23,053	26,559
Net cash provided by operating activities	250,364	230,973
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	(4,210)	-
NMS asset acquisitions	-	(1,154)
Other capital expenditures	(180,478)	(163,467)
Proceeds from sale of real estate, net of cash	127,524	-
Net cash used in investing activities	(57,164)	(164,621)
Cash flow from financing activities
Principal payments on debt	(10,540)	(10,540)
Dividends paid	(120,161)	(212,043)
Payments of contingent consideration	(28,170)	(12,662)
Distributions paid to noncontrolling interest	(2,686)	(4,958)
Borrowings under revolving credit facility	139,000	245,000
Payments under revolving credit facility	(203,981)	(50,000)
Capital lease payments	(1,896)	(2,738)
Payments for financing costs	(49,462)	-
Common stock issuance, net of costs	21,641	-
Proceeds from issuance of notes	345,000	-
Proceeds from sale of warrants	50,819	-
Payment for bond hedge option	(70,035)	-
Employee stock purchase program	447	-
Net share settlement	(1,765)	(1,575)
Net cash provided by (used in) financing activities	68,211	(49,516)
Effect of exchange rates on cash and cash equivalents	(43)	(101)
Net increase in cash and cash equivalents	261,368	16,735
Cash and cash equivalents at beginning of period	38,026	59,765
Cash and cash equivalents at end of period	$299,394	$76,500
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$19,817	$15,191
Tenant capital improvements	81,137	92,190
Settlement of contingent consideration through non-cash consideration	11,178	-
Exchange of noncontrolling interest through non-cash consideration	4,260	-

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

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of June 30, 2019, we are the sole general partner of the Operating Partnership and own approximately 98.0% of the partnership interests in the Operating Partnership.

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

Going Concern—In accordance with Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying Condensed Consolidated Financial Statements are issued.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

We are party to a master lease agreement (the “Master Lease”) with Windstream Holdings, Inc. (“Windstream Holdings” and together with its consolidated subsidiaries “Windstream”), from which 68.2% of our revenue for the year ended December 31, 2018 was derived.  Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities related to our spin-off from Windstream (the “Spin-Off”).  Windstream challenged the matter in federal court and a trial was held in July 2018.  On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid, that an “event of default” occurred with respect to such debt securities, and that the holder’s acceleration of such debt in December 2017 was effective.  In response to the adverse outcome, on February 25, 2019, Windstream filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations.  Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and Windstream would require approval from the Public Utility Commissions and the Federal Communications Commission to cease providing service in those markets.  As a result, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote. Windstream has filed claims that allege, among other things, that the Master Lease should be recharacterized as a financing transaction, which would impact its treatment in Windstream’s bankruptcy (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and could affect our status as a REIT, that the Master Lease is a lease of personal property, and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. A mediation of these claims is ongoing in Windstream’s bankruptcy. In connection with the mediation, Uniti has agreed to an extension of the assumption deadline for the Master Lease to December 7, 2019. In exchange, Windstream has provided certain assurances regarding the continued payment of rent pursuant to the Master Lease during the extension period and following the expiration of the extension period, Windstream will continue to make payments under the Master Lease as they come due, unless and until Windstream obtains an order from the bankruptcy court permitting cessation of such payments.  A rejection of the Master Lease, an adverse determination by a judge on Windstream’s claims, or even a temporary disruption in payments to us, may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties, and could materially adversely affect our consolidated results of operations, liquidity and financial condition, including our ability to service debt, comply with debt covenants and maintain our status as a REIT.  As a result, conditions or events have been identified that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has considered the mitigating effects of management’s plans to alleviate the substantial doubt about the ability to continue as going concern in the event there is a disruption in the payments due to us under the Master Lease prior to Windstream’s assumption or rejection of the lease or any adverse determinations in respect of Windstream’s claims.  Those plans include deferring, reducing or delaying cash dividends and capital expenditures, if necessary, paying one or more dividends that are required to maintain our REIT status in shares to the extent allowed under the IRS REIT rules, curtailing acquisition activities, accessing the capital markets and identifying alternative sources of liquidity. Based on our analysis, including consideration of the timing of petitioners’ requirements to make post-petition lease payments under U.S. bankruptcy law, we believe that we have adequate liquidity to continue to fund our operations for twelve months after the issuance of the accompanying Condensed Consolidated Financial Statements absent any adverse determination in respect to Windstream’s claims or disruptions in rent payments under the Master Lease.

Although management has concluded the probability of a rejection of the Master Lease to be remote, and has noted the absence of any provision in the Master Lease that contemplates renegotiation of the lease and the lack of any ability of the bankruptcy court to unilaterally reset the rent or terms of the lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors.  The Company has evaluated its ability to continue as a going concern in light of the possibility of a consensual renegotiation of the Master Lease, and the impact of any renegotiated lease on our compliance with our debt covenants.  We note that our Credit Agreement prohibits the Company from amending the Master Lease that, among other provisions, pro forma for any such amendment, would result in a consolidated secured leverage ratio that exceeds 5.0 to 1.0.  Furthermore, management has no intention to enter into a lease amendment that would violate our debt covenants.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

However, there can be no certainty as to the outcome of judicial decisions or Windstream’s decision to assume or reject the Master Lease, and uncertainties exist as to the outcome or impacts of any potential consensual renegotiation of the Master Lease.  Therefore, substantial doubt exists about our ability to continue as a going concern within one year after the issuance of the financial statements.

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Concentration of Credit Risks—Revenue under the Master Lease provided 65.2% and 70.0% of our revenue for the six months ended June 30, 2019 and 2018, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

Straight-Line Revenue Receivable—As discussed in “Recently Issued Accounting Standards” in this Note 2, we have adopted ASU No. 2016-02, Leases (“ASC 842”) effective January 1, 2019.  This standard supersedes prior guidance regarding the evaluation of collectability of lease receivables, including straight-line revenue receivables.  We have evaluated the collectability of our straight-line revenue receivable associated with the Master Lease in accordance with ASC 842, and in light of Windstream’s pending bankruptcy, we concluded that the receivable should be written-off.  As a result, effective January 1, 2019, the Master Lease will be accounted for on a cash basis in accordance with ASC 842, until a time at which there is more certainty regarding Windstream’s decision to assume or reject the Master Lease.  At the adoption of ASC 842, we reflected the write off as a $61.5 million adjustment to equity resulting from the change in accounting standard.

Exchangeable Notes and Related Transactions—On June 28, 2019, Uniti Fiber Holdings, Inc. (“Uniti Fiber”), a subsidiary of the Company, issued $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”).  The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, because the conversion feature in the Exchangeable Notes is not bifurcated pursuant to ASC 815, Derivatives and Hedging, and because the conversion can be settled in cash, shares, or a combination thereof, the Exchangeable Notes was separated into a liability component and an equity component in a manner that reflects Uniti Fiber’s non-convertible debt borrowing rate. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. See Note 11.

In connection with the offering of the Exchangeable Notes, Uniti Fiber entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers (as defined in Note 11) or their respective affiliates (collectively, the “Counterparties”).  In addition, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of $16.42 per share.  The warrant transactions may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the strike price of the Warrants. While the Note Hedge Transactions and the Warrants meet the definition of a derivative in ASC 815-10-15-83, they each meet the equity scope exception specified in ASC 815-10-15-74(a); as such, the Warrants and the Notes Hedge Transactions are not accounted for as derivatives that are remeasured each reporting period and instead, are recorded in stockholders’ equity.  See Note 9.

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

We adopted ASC 842 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, Leases (Topic 842): Target Improvements, which provides an alternative modified retrospective transition method. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (i) whether existing or expired contracts contain a lease, (ii) lease classification for existing or expired leases or (iii) the accounting for initial direct costs that were previously capitalized. We elected the practical expedient to use hindsight for leases existing at the adoption date. Further, we elected to adopt the amendments in ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transaction practical expedient to not evaluate land easements that exist or expire before the Company’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840, Leases (“ASC 840”).

In connection with the adoption of ASC 842, we have recorded an adjustment to equity of $63.2 million, net of tax for the cumulative effect from a change in accounting standard.  Of this amount, $61.5 million related to the write-off of the Master Lease straight-line revenue receivable, and $1.7 million relates to the establishment of the ROU assets and lease liabilities.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 3. Revenues

The following is a description of principal activities, separated by reportable segments (see Note 13), from which the Company generates its revenues.

Leasing

Leasing revenue represents the results from our leasing business, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Due to the nature of these activities, they are outside the scope of the guidance of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), and are recognized under other applicable guidance, including ASC 842 and ASC 840 for periods prior to January 1, 2019. See Note 4.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Towers

The Towers segment represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate, which we then lease to our customers in the United States. Revenue from our towers business qualifies as a lease under ASC 842, and ASC 840 for periods prior to January 1, 2019, and is outside the scope of Topic 606.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2019	2018	2019	2018
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$33,401	$33,474	$65,606	$66,820
Enterprise and wholesale	19,241	15,562	35,970	30,980
E-Rate and government	22,533	14,157	44,528	28,387
Other	674	878	1,683	1,868
Fiber Infrastructure	$75,849	$64,071	$147,787	$128,055
Consumer CLEC	2,899	3,583	5,934	7,387
Total revenue from contracts with customers	78,748	67,654	153,721	135,442
Revenue accounted for under other applicable guidance	185,666	179,675	371,724	358,802
Total revenue	$264,414	$247,329	$525,445	$494,244

At June 30, 2019, and December 31, 2018, lease receivables were $13.3 million and $45.5 million, respectively, and receivables from contracts with customers were $55.8 million and $57.1 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and six months ended June 30, 2019, we recognized revenues of $1.1 million and $2.5 million, respectively, that was included in the December 31, 2018 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$5,540	$15,473
Balance at June 30, 2019	$10,092	$12,859

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of June 30, 2019, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $588.0 million, of which $513.2 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.3 years, while $74.8 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 4.2 years.

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

We exclude from the transaction price any amounts collected from customers for sales taxes and therefore, such amounts are not included in revenue.

Note 4. Leases

Lessor Accounting

We lease communications towers, ground, communications equipment, office and dark fiber lease arrangements to tenants under operating leases. Our leases have initial lease terms ranging from five to 20 years, most of which includes options to extend or renew the leases for five to 80 years (based on the satisfaction of certain conditions as defined in the lease agreements), and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

The components of lease income for the three and six months ended June 30, 2019 are as follows:

(Thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease income - operating leases	$185,666	$371,724

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms are as follows:

(Thousands)	June 30, 2019 (1)	December 31, 2018 (2)
2019	$351,179	$724,269
2020	705,063	693,596
2021	708,110	696,713
2022	710,922	699,561
2023	713,902	702,663
Thereafter	4,761,525	4,706,951
Total lease receivables	$7,950,701	$8,223,753
(1) Total future minimum lease payments to be received include $7.3 billion relating to the Master Lease with Windstream.
(2) Prior period amounts have not been adjusted under the modified retrospective transition approach.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The underlying assets under operating leases where we are the lessor as of June 30, 2019 are summarized as follows:

(Thousands)	June 30, 2019
Land	$26,672
Building and improvements	332,158
Real property interest	-
Poles	255,103
Fiber	2,594,530
Equipment	202
Copper	3,756,760
Conduit	89,768
Tower assets	127,289
Capital lease assets	10,276
Other assets	26,581
7,219,339
Less: accumulated depreciation	(4,889,425)
Underlying assets under operating leases, net	$2,329,914

Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and six months ended June 30, 2019 is summarized as follows:

(Thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Depreciation expense for underlying assets under operating leases	$75,093	$151,367

Lessee Accounting

We have commitments under operating leases for communications towers, ground, colocation and dark fiber lease arrangements. We also have finance leases for dark fiber lease arrangements and other communications equipment. Our leases have initial lease terms ranging from less than one year to 30 years, most of which includes options to extend or renew the leases for less than one year to 85 years, and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

As of June 30, 2019, we have short term lease commitments amounting to approximately $1.8 million, for colocation and dark fiber arrangements.

The components of lease cost for the three and six months ended June 30, 2019 are as follows:

(Thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost
Amortization of ROU assets	$890	$1,896
Interest on lease liabilities	552	1,621
Total finance lease cost	1,442	3,517
Operating lease cost	6,667	13,254
Short-term lease cost	467	929
Variable lease cost	138	257
Less sublease income	(2,633)	(5,378)
Total lease cost	$6,081	$12,579

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Amounts reported in the Condensed Consolidated Balance Sheets for leases where we are the lessee as of June 30, 2019 were as follows:

(Thousands)	Location on Condensed Consolidated Balance Sheets	June 30, 2019
Operating leases
ROU asset	Other assets, net	$100,227
ROU liability	Accounts payable, accrued expenses and other liabilities, net	107,199

Finance leases
ROU asset	Property, plant and equipment, net	$128,530
ROU liability	Finance lease obligations	55,444

Weighted-average remaining lease term
Operating leases		10.0 years
Finance leases		14.1 years

Weighted-average discount rate
Operating leases		9.5%
Finance leases		8.1%

Other information related to leases as of June 30, 2019 are as follows:

(Thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,621
Operating cash flows from operating leases	13,426
Financing cash flows from finance leases	1,896

Non-cash items:
New operating leases	$12,621
New finance leases	2,683

Future lease payments under non-cancellable leases as of June 30, 2019 are as follows:

(Thousands)	Operating Leases (1)	Finance Leases (1)
2019	$11,890	$4,211
2020	22,922	7,588
2021	20,983	6,829
2022	18,538	6,697
2023	16,333	6,681
Thereafter	86,345	57,330
Total undiscounted lease payments	$177,011	$89,336
Less: imputed interest	(69,812)	(33,892)
Total lease liabilities	$107,199	$55,444
(1) Amounts are exclusive of lease arrangements that are classified in Liabilities Held for Sale.

Future minimum rental payments under non-cancellable operating leases as of December 31, 2018(1) were as follows:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)
2019	$10,585
2020	7,543
2021	4,815
2022	3,186
2023	2,382
Thereafter	15,269
Total	$43,780
(1) Prior period amounts have not been adjusted under the modified retrospective transition approach.

Future minimum rental payments under capital leases in effect as of December 31, 2018(1) were as follows:

(Thousands)
2019	$8,683
2020	7,357
2021	6,638
2022	6,484
2023	6,457
Thereafter	52,533
Total minimum payments	88,152
Less amount representing interest	(32,870)
Total	$55,282
(1) Prior period amounts have not been adjusted under the modified retrospective transition approach.

Future sublease rentals as of June 30, 2019 are as follows:

(Thousands)	Sublease Rentals
2019	$4,158
2020	8,966
2021	8,992
2022	9,019
2023	9,046
Thereafter	95,785
Total	$135,966

Note 5. Business Combinations, Asset Acquisitions and Dispositions

2019 Transactions

Sale of Ground Lease Portfolio

On May 23, 2019, the Company completed the sale of substantially all of its U.S. ground lease business.  During second quarter, we received cash consideration of $30.7 million resulting in a pre-tax gain of $5.0 million.

Sale of Latin American Tower Portfolio

On April 2, 2019, the Company completed the sale of the Uniti Towers’ Latin America business (“LATAM”) to an entity controlled by Phoenix Towers International for cash consideration of $101.6 million resulting in a pre-tax gain of $23.8 million.

JKM Consulting Inc. (M2 Connections)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

On March 25, 2019, we acquired 100% of the outstanding equity of JKM Consulting Inc. d/b/a M2 Connections (“M2”) for cash consideration of $5.5 million. M2 is a dark fiber and internet access provider primarily to educational institutions in Alabama. This acquisition strengthens Uniti Fiber’s relationships with new E-Rate customers.  The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill of $1.7 million within our Fiber Infrastructure segment. See Note 13. For federal income tax purposes, the transaction was treated as a taxable acquisition. Thus, all of the goodwill is expected to be deductible for tax purposes. The financial results of M2 are included in the Fiber Infrastructure segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

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

Note 6. Assets and Liabilities Held for Sale

On May 23, 2019, the Company completed the sale of substantially of its U.S. ground lease business. See Note 5.  As of June 30, 2019, the sale of the remaining ground lease is expected to close during the third quarter and has met the criteria to be classified as held for sale.  As a result, the Company classified $2.8 million of net property, plant and equipment to assets held for sale on the Condensed Consolidated Balance Sheet.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

On January 15, 2019, the Company entered into an operating company/property company (“OpCo-PropCo”) transaction with Macquarie Infrastructure Partners (“MIP”) to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets division of Macquarie Group.  In the transaction, Uniti has agreed to purchase the Bluebird fiber network and MIP has agreed to purchase the Bluebird operations. In addition, Uniti has agreed to sell Uniti Fiber’s Midwest operations to MIP, while Uniti will retain its existing Midwest fiber network.  As of June 30, 2019, the sale of the Midwest operations met the criteria to be classified as held for sale.  As a result, the Company classified $13.9 million of net property, plant and equipment to assets held for sale and $4.3 million of other accrued liabilities to liabilities held for sale on the Condensed Consolidated Balance Sheet as of June 30, 2019.  The Midwest operations that will be sold to MIP are currently reported in our Fiber Infrastructure segment.  The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.  These transactions are subject to regulatory and other closing conditions and are expected to close by the end of the third quarter of 2019.

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

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, a derivative asset and liability, our outstanding notes and other debt, contingent consideration and accounts, interest and dividends payable.

The following table summarizes the fair value of our financial instruments at June 30, 2019 and December 31, 2018:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2019
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,998,748	$-	$1,998,748	$-
Senior secured notes - 6.00%, due April 15, 2023	521,125	-	521,125	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,026,750	-	1,026,750	-
Senior unsecured notes - 7.125%, due December 15, 2024	535,500	-	535,500	-
Exchangeable senior notes - 4.00%, due June 15, 2024	355,523	-	355,523	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	574,961	-	574,961	-
Derivative liability	19,117		19,117
Contingent consideration	18,522	-	-	18,522
Total	$5,050,246	$-	$5,031,724	$18,522

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2018
Assets
Derivative asset	$31,043	$-	$31,043	$-
Total	$31,043	$-	$31,043	$-

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,877,303	$-	$1,877,303	$-
Senior secured notes - 6.00%, due April 15, 2023	504,625	-	504,625	-
Senior unsecured notes - 8.25%, due October 15, 2023	965,700	-	965,700	-
Senior unsecured notes - 7.125%, due December 15, 2024	496,500	-	496,500	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	639,936	-	639,936	-
Contingent consideration	83,401	-	-	83,401
Total	$4,567,465	$-	$4,484,064	$83,401

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $5.24 billion at June 30, 2019, with a fair value of $5.05 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 9. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.

The merger agreement related to the July 3, 2017 acquisition of Hunt Telecommunications, LLC (“Hunt”) contained a contingent consideration arrangement (the “Hunt Contingent Consideration”) upon the achievement of certain defined revenue milestones.  The fair value of the Hunt Contingent Consideration was determined using the closing price of our common shares in the active market and probability of expected declared dividends and is classified as Level 3.  In accordance with the merger agreement on January 4, 2019, we settled the Hunt Contingent Consideration in full satisfaction of the obligation through the issuance of 645,385 common shares having a fair value of $11.2 million.

Given the limited trade activity of the Exchangeable Notes, the fair value of the Exchangeable Notes (see Note 11) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy. Specifically, we estimated the fair value of the Exchangeable Notes based on readily available external pricing information, quoted market prices, and current market rates for similar convertible debt instruments.

We acquired Tower Cloud, Inc. (“Tower Cloud”) on August 31, 2016.  As part of the Tower Cloud acquisition, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. We recorded the estimated fair value of future contingent consideration of $18.5 million as of June 30, 2019. The fair value of the contingent consideration as of June 30, 2019, was determined

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

using a discounted cash flow model and probability adjusted estimates of the future operational milestones and is classified as Level 3. During the six months ended June 30, 2019 and 2018, we paid $28.2 million and $12.7 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statement of Income in the period in which the change occurs.  For the three and six months ended June 30, 2019, there was a $22.3 million and $25.5 million, respectively, decrease in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of Income.

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2018	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	June 30, 2019
Contingent consideration	$83,401	$-	$(25,531)	$(39,348)	$18,522

Note 8. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	June 30, 2019	December 31, 2018
Land	Indefinite	$27,567	$29,304
Building and improvements	3 - 40 years	345,754	340,238
Real property interests	(1)	4,630	34,878
Poles	30 years	255,103	248,989
Fiber	30 years	3,158,337	3,005,304
Equipment	5 - 7 years	266,933	256,838
Copper	20 years	3,756,758	3,721,649
Conduit	30 years	89,768	89,692
Tower assets	20 years	127,577	120,073
Capital lease assets	(1)	128,530	123,017
Other assets	15 - 20 years	11,798	11,524
Corporate assets	3 - 7 years	4,733	4,214
Construction in progress	(1)	117,547	137,585
		8,295,035	8,123,305
Less accumulated depreciation		(5,093,599)	(4,914,299)
Net property, plant and equipment		$3,201,436	$3,209,006
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three and six months ended June 30, 2019 was $96.5 million and $194.0 million, respectively.  Depreciation expense for the three and six months ended June 30, 2018 was $108.7 million and $216.9 million, respectively.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	June 30, 2019	December 31, 2018
Interest rate swaps	Derivative asset	$-	$31,043
Interest rate swaps	Derivative liability	$19,117	$-

As of June 30, 2019, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. As of December 31, 2018, all of the interest rate swaps were valued in net unrealized gain positions and recognized as asset balances within the derivative asset balance. For the three and six months ended June 30, 2019, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $26.6 million and $46.1 million, respectively. For the three and six months ended June 30, 2018, the amount recorded in other comprehensive income related to the unrealized gain on derivative instruments was $13.6 million and $46.3 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2019, was a benefit of $1.9 million and $4.0 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and six months ended June 30, 2018, was $1.0 million and $3.6 million, respectively. For the three months ended June 30, 2019 and 2018, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning July 1, 2019, we estimate that $7.6 million will be reclassified as a benefit to interest expense.

Exchangeable Notes Hedge Transactions

On June 25, 2019, concurrently with the pricing of the Exchangeable Notes (see Note 11), and on June 27, 2019, concurrently with the exercise by the Initial Purchasers (as defined below) of their option to purchase additional Exchangeable Notes, Uniti Fiber, the issuer of the Exchangeable Notes, entered into the Note Hedge Transactions with certain of the Counterparties. The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.

The Note Hedge Transactions are separate transactions, entered into by Uniti Fiber with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Note Hedge Transactions. Uniti Fiber used approximately $70.0 million of the net proceeds from the offering of the Exchangeable Notes to pay the cost of the Note Hedge Transactions.  The Note Hedge Transactions meet certain accounting criteria under GAAP, and are recorded in additional paid-in capital on our Condensed Consolidated Balance Sheets, are not accounted for as derivatives that are remeasured each reporting period.

Warrant Transactions

On June 25, 2019, concurrently with the pricing of the Exchangeable Notes, and on June 27, 2019 concurrently with the exercise by the Initial Purchasers of their option to purchase additional Exchangeable Notes, the Company entered into warrant transactions to sell to the Counterparties Warrants to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of approximately $16.42 per share. The maximum number of shares of the Company’s common stock that could be issued pursuant to the Warrants is approximately 55.5 million. The Company offered and sold the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). If the market value per share of the Company’s common stock, as measured under the Warrants, at the time of

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

exercise exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants will expire over a period beginning in September 2024.

The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Warrants. The Company received approximately $50.8 million from the offering and sale of the Warrants.  The Warrants meet certain accounting criteria under GAAP, and are recorded in additional paid-in capital on our Condensed Consolidated Balance Sheets, are not accounted for as derivatives that are remeasured each reporting period.

Note 10. Goodwill and Intangible Assets and Liabilities

Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2019, are as follows:
(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2018	$692,385	$692,385
Goodwill purchase accounting adjustments - See Note 5	(1,269)	(1,269)
Goodwill associated with 2019 acquisitions - See Note 5	1,717	1,717
Goodwill at June 30, 2019	692,833	692,833

The carrying value of the intangible assets is as follows:
(Thousands)	June 30, 2019			December 31, 2018
	Original Cost	Cumulative Translation Adjustment	Accumulated Amortization	Original Cost	Cumulative Translation Adjustment	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$2,000	$-	$-

Finite life intangible assets:
Customer lists(3)	450,597	-	(81,190)	451,997	-	(69,393)
Tenant contracts(3)	-	-	-	37,386	411	(3,293)
Network(1)(3)	-	-	-	13,541	144	(1,192)
Acquired below-market leases(3)	-	-	-	1,509	-	(289)

Total intangible assets	452,597			506,988
Less: Accumulated amortization	(81,190)			(74,167)
Total intangible assets, net	$371,407			$432,821

Finite life intangible liabilities:
Acquired above-market leases(3)	$-	$-	$-	$3,440	$(182)	$(624)

Total intangible liabilities	-			3,258
Less: Accumulated amortization	-			(624)
Total intangible liabilities, net(2)	$-			$2,634
(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity that currently exists on these towers as of the valuation date.
(2)	Recorded in accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
(3)	Uniti Towers’ Latin American intangible assets were sold on April 2, 2019. See Note 5.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

As of June 30, 2019, the remaining weighted average amortization period of the Company’s intangible assets was 17.8 years. Amortization expense for the three and six months ended June 30, 2019 was $6.1 million and $12.4 million, respectively. Amortization expense for the three and six months ended June 30, 2018 was $6.2 million and $12.7 million, respectively.

Amortization expense is estimated to be $24.5 million for the full year of 2019, $23.8 million in 2020, $23.3 million in 2021, $22.9 million in 2022, and $22.8 million for 2023.

Note 11. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	June 30, 2019	December 31, 2018
Principal amount	$5,235,287	$4,965,808
Less unamortized discount, premium and debt issuance costs	(232,195)	(119,575)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,003,092	$4,846,233

Notes and other debt at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019		December 31, 2018
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 7.47%)	$2,055,268	(86,441)	$2,065,808	$(70,337)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(6,387)	550,000	(7,116)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(31,923)	1,110,000	(34,900)
Senior unsecured notes - 7.125% due December 15, 2024	600,000	(6,771)	600,000	(7,222)
Exchangeable senior notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 11.1%)	345,000	(92,617)	-	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	575,019	(8,056)	640,000	-
Total	$5,235,287	$(232,195)	$4,965,808	$(119,575)

At June 30, 2019, notes and other debt included the following: (i) $2.1 billion under the Senior Secured Term Loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); (iv) $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes,” and together with the Secured Notes and 2023 Notes, the “Notes”), (v) $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”) and (vi) $575 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2022 pursuant to the Credit Agreement (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”).

Credit Agreement

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Operating Partnership and its wholly owned subsidiaries, CSL Capital, LLC and Uniti Group Finance Inc. (collectively, the “Borrowers”) are party to the Credit Agreement, which provides for the Term Loan Facility (in an initial principal amount of $2.14 billion) and the Revolving Credit Facility. The term loans bear interest at a rate equal to LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.00% and are subject to amortization of 1.0% per annum. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s wholly owned subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes. The Revolving Credit Facility bears interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2019, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the fourth amendment (the “Fourth Amendment”) to our Credit Agreement. During the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, the Fourth Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. The Fourth Amendment also increased the interest rate on our Term Loan Facility, which now bears a rate of LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.0%, a 200 basis point increase over our previous rate. This increase will remain in effect through the remaining term of the facility, which matures on October 24, 2022.

A termination of the Master Lease would result in an “event of default” under the Credit Agreement if a replacement lease was not entered into within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

On June 24, 2019, we entered into an amendment (the “Fifth Amendment”) to our Credit Agreement to extend the maturity date of $575.9 million of commitments under the Revolving Credit Facility to April 24, 2022, pay down approximately $101.6 million of outstanding revolving loans and terminate the related commitments. The maturity date of approximately $72.4 million of other commitments was not extended. On June 28, 2019, the Company repaid approximately $174.0 million in total borrowings, which consisted of the $101.6 million required repayment pursuant to the Fifth Amendment and $72.4 million of non-extended borrowings, thereby terminating the non-extended commitments. As a result, all remaining $575.9 million of commitments will terminate on April 24, 2022, at which time all outstanding borrowings must be repaid. The Company used a portion of the net proceeds from the offering of Exchangeable Notes described below to fund the repayments. The Fifth Amendment increased the applicable margin for base rate loans under the Revolving Credit Facility to a range of 2.75% to 3.25% and for Eurodollar rate loans under the Revolving Credit Facility to a range of 3.75% to 4.25%, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

The Notes

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

Effective July 8, 2019, Deutsche Bank Trust Company Americas succeeded as trustee and collateral agent, as applicable, to the Notes pursuant to a Tri-Party Agreement dated as of June 26, 2019 among Deutsche Bank Trust Company, Wells Fargo Bank, N.A. and the co-issuers of the Notes.

The Exchangeable Notes

On June 28, 2019, Uniti Fiber, a subsidiary of the Company, issued $345 million aggregate principal amount of the Exchangeable Notes. The Exchangeable Notes are senior unsecured notes and are guaranteed by the Company and each of the Company’s subsidiaries (other than Uniti Fiber) that is an issuer, obligor or guarantor under the Company’s Notes. The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election, subject to limitations under the Company's Credit Agreement. The Exchangeable Notes will mature on June 15, 2024, unless earlier exchanged, redeemed or repurchased.

Uniti Fiber issued the Exchangeable Notes pursuant to an indenture, dated as of June 28, 2019 (the “Indenture”), among Uniti Fiber, the Company, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. Prior to the close of business on the business day immediately preceding March 15, 2024, the Exchangeable Notes are exchangeable only upon satisfaction of certain conditions and during certain periods described in the Indenture, and thereafter, the Exchangeable Notes are exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election, subject to limitations under the Company's Credit Agreement. The exchange rate is initially 80.4602 shares of the Company’s common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $12.43 per share of the Company’s common stock). The exchange rate is subject to adjustment in some circumstances as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date or Uniti Fiber’s delivery of a notice of redemption, Uniti Fiber will increase, in certain circumstances, the exchange rate for a holder who elects to exchange its Exchangeable Notes in connection with such corporate event or notice of redemption, as the case may be.

If Uniti Fiber or the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require Uniti Fiber to repurchase for cash all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

Uniti Fiber may redeem all or a portion of the Exchangeable Notes, at any time, at a cash redemption price equal to 100% of the principal amount of the Exchangeable Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, if the Company’s board of directors determines such redemption is necessary to preserve the Company's status as a real estate investment trust for U.S. federal income tax purposes. Uniti Fiber may not otherwise redeem the Exchangeable Notes prior to June 20, 2022. On or after June 20, 2022 and prior to the 42nd scheduled trading day immediately preceding the maturity date, if the last reported sale price per share of the Company’s common stock has been at least 130% of the exchange price for the Exchangeable Notes for certain specified periods, Uniti Fiber may redeem all or a portion of the Exchangeable Notes at a cash redemption price equal to 100% of the principal amount of the Exchangeable Notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

On June 28, 2019, Uniti Fiber, the Company and Barclays Capital Inc., on behalf of the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”), entered into a registration rights agreement with respect to the Company’s common stock deliverable upon exchange of the Exchangeable Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company has agreed to file a shelf registration statement to register the resale of the common stock of the Company deliverable upon exchange of the Exchangeable Notes. The Company has agreed to use its commercially reasonable efforts to cause such shelf registration statement to become effective on or prior to the 365th day after the issue date of the Exchangeable Notes.

Under GAAP, certain convertible debt instruments that may be settled in cash upon conversion are required to be separately accounted for as liability and equity components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Accordingly, in accounting for the issuance of the Exchangeable Notes, the Company separated the Exchangeable Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature.

The carrying amount of the equity component, which is recognized as a debt discount, represents the difference between the proceeds from the issuance of the Exchangeable Notes and the fair value of the liability component of the Exchangeable Notes. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense using an effective interest rate of 11.1% over the term of the Exchangeable Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

Debt issuance costs related to the Exchangeable Notes were comprised of commissions payable to the Initial Purchasers of $10.4 million and third-party costs of approximately $1.4 million.

In accounting for the debt issuance costs related to the issuance of the Exchangeable Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the Exchangeable Notes balance on our Condensed Consolidated Balance Sheets. These costs are amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Debt issuance costs of $2.9 million attributable to the equity component are netted with the equity component in stockholders’ equity, which netted to $80.8 million.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2019, we recognized $3.7 million and $7.5 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.  For the three and six months ended June 30, 2018, we recognized $3.7 million and $7.3 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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

Prior to the second quarter of 2019, the earnings-per-share impact of the Company’s 3% Convertible Preferred Stock, $0.0001 par value (“Series A Shares”), issued in connection with the May 2, 2016 acquisition of PEG Bandwidth, LLC, was calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provided Uniti the option to settle the instrument in cash or

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

shares.  During the second quarter of 2019, the Company received notice from the holder of the Series A Shares of its election to convert all its shares, and the Company made an election to issue shares upon conversion.  See Note 17.  As a result, the earnings-per-share impact of the Series A Shares for three and six months ended June 30, 2019, is calculated by using the “if-converted” method.

The dilutive effect of the Exchangeable Notes (see Note 11) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares.  The dilutive effect of the Warrants (see Note 9) is calculated using the treasury-stock method.  During the three and six months ended June 30, 2019, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

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

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2019	2018	2019	2018
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$38,717	$(3,503)	$41,159	$(2,293)
Less: Income allocated to participating securities	(223)	(400)	(251)	(869)
Income allocated to participating securities on share settled contingent consideration arrangements	-	(258)	-	(468)
Dividends declared on convertible preferred stock	-	(656)	(656)	(1,312)
Amortization of discount on convertible preferred stock	(248)	(745)	(993)	(1,490)
Net income (loss) attributable to common shares	$38,246	$(5,562)	$39,259	$(6,432)
Denominator:
Basic weighted-average common shares outstanding	182,971	175,011	182,597	174,951
Basic earnings (loss) per common share	$0.21	$(0.03)	$0.22	$(0.04)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2019	2018	2019	2018
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$38,717	$(3,503)	$41,159	$(2,293)
Less: Income allocated to participating securities	(223)	(400)	(251)	(869)
Income allocated to participating securities on share settled contingent consideration arrangements	-	(258)	-	(468)
Dividends declared on convertible preferred stock	-	(656)	(656)	(1,312)
Amortization of discount on convertible preferred stock	(248)	(745)	(993)	(1,490)
Impact on if-converted dilutive securities	363	-	1,764	-
Net income (loss) attributable to common shares	$38,609	$(5,562)	$41,023	$(6,432)
Denominator:
Basic weighted-average common shares outstanding	182,971	175,011	182,597	174,951
Effect of dilutive non-participating securities	8	-	8	-
Impact on if-converted dilutive securities	10,126	-	9,671	-
Weighted-average shares for dilutive earnings per common share	193,105	175,011	192,276	174,951
Dilutive earnings (loss) per common share	$0.20	$(0.03)	$0.21	$(0.04)

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

Leasing: Represents the results from our leasing business, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis.

Fiber Infrastructure: Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.

Towers: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate, which we then lease to our customers in the United States.  On April 2, 2019, the Company completed the sale of LATAM and no longer has on-going operations in Latin America.  On May 23, 2019, the Company completed the sale of substantially all of its ground lease business located across the United States.  See Note 5.

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

Selected financial data related to our segments is presented below for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$177,042	$81,327	$3,146	$2,899	$-	$264,414

Adjusted EBITDA	$175,881	$37,036	$(42)	$565	$(6,576)	$206,864
Less:
Interest expense						97,729
Depreciation and amortization	72,275	28,494	1,412	346	51	102,578
Other income						(22,275)
Transaction related costs						7,035
Gain on sale of real estate	(4,960)	-	(23,830)	-	-	(28,790)
Stock-based compensation						3,197
Income tax expense						7,843
Net income						$39,547

	Three Months Ended June 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$173,885	$67,389	$2,472	3,583	$-	$247,329

Adjusted EBITDA	$173,356	$29,405	$(1,167)	$928	$(5,511)	$197,011
Less:
Interest expense						79,385
Depreciation and amortization	86,454	26,244	1,575	499	70	114,842
Other expense						3,349
Transaction related costs						3,789

Stock-based compensation						1,885
Income tax benefit						(2,646)
Net loss						$(3,593)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Six Months Ended June 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$353,125	$158,160	$8,226	$5,934	$-	$525,445

Adjusted EBITDA	$350,632	$67,036	$283	$1,211	$(12,023)	$407,139
Less:
Interest expense						182,187
Depreciation and amortization	146,028	56,752	2,827	692	106	206,405
Other income						(25,388)
Transaction related costs						13,704
Gain on sale of real estate	(4,960)	-	(23,830)	-	-	(28,790)
Stock-based compensation						5,085
Income tax expense						11,897
Net income						$42,039

	Six Months Ended June 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$346,659	$134,356	$5,842	7,387	$-	$494,244

Adjusted EBITDA	$345,725	$58,600	$(1,630)	$1,841	$(10,824)	$393,712
Less:
Interest expense						156,992
Depreciation and amortization	173,198	52,149	3,052	997	167	229,563
Other expense						(536)
Transaction related costs						9,702

Stock-based compensation						4,095
Income tax benefit						(3,742)
Net loss						$(2,362)

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

On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York alleging¸ among other things, that the Master Lease should be recharacterized as a financing arrangement, that the Master Lease is a lease of personal property, and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. If the Master Lease is recharacterized as a financing arrangement, Windstream would be deemed the true owner of the property subject to the Master Lease, and Uniti would be treated as a creditor of Windstream rather than as a landlord, which could significantly affect current payments to us under the Master Lease, the ultimate treatment of our claims (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and our status as a REIT. If the Master Lease is determined to be a lease of personal property, the deadline for Windstream Holdings to assume or reject the Master Lease would be the confirmation of its plan by the bankruptcy court, and Windstream may seek from the bankruptcy court relief from its current performance obligations during the bankruptcy case. If the constructive fraudulent transfer claim is successful, Uniti may be required to repay Windstream the amount of rent payments and tenant capital improvements since at least the third quarter of 2017.  In parallel with this filing, Windstream Holdings also filed a motion to stay the deadline under which Windstream must assume or reject the Master Lease pending the resolution of issues raised in the complaint.  A mediation of these claims is ongoing in Windstream’s bankruptcy. In connection with the mediation, Uniti has agreed to an extension of the assumption deadline for the Master Lease to December 7, 2019. In exchange, Windstream has provided certain assurances regarding the continued payment of rent pursuant to the Master Lease during the extension period and following the expiration of the extension period, Windstream will continue to make payments under the Master Lease as they come due, unless and until Windstream obtains an order from the bankruptcy court permitting cessation of such payments.

We believe that it is unlikely that a court will determine to recharacterize the Master Lease as a financing transaction, that the Master Lease is a lease of personal property, or that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers.  We intend to defend this matter vigorously, and, because it is still in its preliminary stages, have not yet determined what effect these claims will have, if any, on our financial position or results of operations.  As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.  However, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors. Any adverse determination or judicial decision could have a material adverse effect on our business, financial position or results of operations.

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserts claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the 2015 spin-off of Uniti from Windstream Holdings violated certain debt covenants of Windstream Holdings’ subsidiary, Windstream Services, LLC.  SLF seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.  As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2019.

Note 15. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2019	2018	2019	2018
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period attributable to common shareholders	$8,835	$40,728	$30,042	$6,351
Other comprehensive (loss) income before reclassifications	(26,457)	13,282	(46,083)	46,317
Amounts reclassified from accumulated other comprehensive income	(1,906)	958	(3,966)	3,556
Balance at end of period	(19,528)	54,968	(20,007)	56,224
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(568)	(106)	(1,047)	1,150
Balance at end of period attributable to common shareholders	(18,960)	55,074	(18,960)	55,074
Foreign currency translation gain (loss):
Balance at beginning of period attributable to common shareholders	826	6,007	63	1,470
Translation adjustments	(780)	(4,879)	-	(314)
Amounts reclassified from accumulated other comprehensive income	(63)	-	(63)	-
Balance at end of period	(17)	1,128	-	1,156
Less: Other comprehensive income attributable to noncontrolling interest	(17)	(35)	-	(7)
Balance at end of period attributable to common shareholders	-	1,163	-	1,163
Accumulated other comprehensive income at end of period	$(18,960)	$56,237	$(18,960)	$56,237

Note 16. Capital Stock

Until June 15, 2019, we had an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. As of June 30, 2019, the Company has issued and sold an aggregate of 6.7 million shares of common stock at a weighted average price of $19.92 per share under the ATM Program, receiving net proceeds of $131.2 million, after commissions of $1.7 million and other offering costs.  The ATM Program is currently suspended following the June 15, 2019 expiration of the Registration Statement.

Note 17. Subsequent Events

On July 2, 2019, the Company issued 8,677,163 shares of its common stock in connection with the conversion by PEG Bandwidth Holdings, LLC of 87,500 shares of the Series A Shares. The Company issued common stock with a total value of $87,500,000, with

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

the total number of shares calculated based on the five-day volume weighted average price of its common stock ending on June 27, 2019. Upon conversion, all outstanding Series A Shares were cancelled and no longer remain outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2019. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2019, we are the sole general partner of the Operating Partnership and own approximately 98.0% of the partnership interests in the Operating Partnership.

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

Consumer CLEC Segment: Represents the operations of Talk America through which we operate the Consumer CLEC Business that prior to the Spin-Off was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long-distance services to customers in the eastern and central United States.

Corporate Operations: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, information technology systems, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items.  For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 13 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant Business Developments

Windstream Bankruptcy Filing.  Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off.  Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.  Following the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations.  Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and Windstream would require approval from the Public Utility Commissions and the Federal Communications Commission to cease providing service in those markets.  As a result, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote. Windstream has filed claims that allege, among other things, that the Master Lease should be recharacterized as a financing transaction, which would impact its treatment in Windstream’s bankruptcy (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and could affect our status as a REIT, that the Master Lease is a lease of personal property, and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. A mediation of these claims is ongoing in Windstream’s bankruptcy. In connection with the mediation, Uniti has agreed to an extension of the assumption deadline for the master lease to December 7, 2019. In exchange, Windstream has provided certain assurances regarding the continued payment of rent pursuant to the Master Lease during the extension period and following the expiration of the extension period, Windstream will continue to make payments under the Master Lease as they come due, unless and until Windstream obtains an order from the bankruptcy court permitting cessation of such payments.  A rejection by Windstream of the Master Lease, an adverse determination by a judge on Windstream’s claims, or Windstream’s inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with debt covenants and maintain our status as a REIT.

In addition, a rejection of the Master Lease by Windstream would result in an “event of default” under our Credit Agreement if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.0 to 1.0.  Our Credit Agreement prohibits the Company from amending the Master Lease in a manner that, among other provisions, pro forma for any such amendment, would result in our consolidated secured leverage ratio to exceed 5.0 to 1.0, and management has no intention to enter into a lease amendment that would violate our debt covenants.

Although the Master Lease contains no provision that contemplates renegotiation of the lease and the bankruptcy court has no ability to unilaterally reset the rent or terms of the lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors.  Any adverse determination or judicial decision could have a material adverse effect on our business, financial position or results of operations.

See in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information concerning the impact Windstream’s bankruptcy and related claims may have on our REIT status, operations and financial condition.

Going Concern. There are conditions and events which raise substantial doubt about our ability to continue as a going concern, and in its opinion on our December 31, 2018 financial statements, PricewaterhouseCoopers LLP, our independent registered public accounting firm, expressed substantial doubt as to whether we could continue as a going concern during the one year period following the date those financial statements were issued as a result of Windstream’s bankruptcy petition and its potential uncertain effects on the Master Lease. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We expect Windstream will continue to perform on the Master Lease and believe it is unlikely that Windstream will reject the Master Lease because the Master Lease is central to Windstream’s operations. We also believe that it is unlikely that a court will determine to recharacterize the Master Lease as a financing transaction, that the Master Lease is a lease of personal property, and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. We have reduced our dividend and may reduce our capital expenditures, as well as seek external funding in order to sustain our operations. The failure to provide 2018 audited financial statements without a going concern opinion to the lenders under our Credit Agreement by March 31, 2019 would have constituted a breach of the covenants and an immediate event of default under our Credit Agreement, unless waived by our lenders.  If an event of default were to have occurred under our Credit Agreement, the Credit Agreement’s administrative agent could have declared all outstanding loans immediately due and payable. Such an acceleration would have triggered cross-default provisions within the indentures governing our senior notes and thereby would have entitled the trustee and noteholders to accelerate the repayment of the senior notes.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the fourth amendment (the “Fourth Amendment”) to our Credit Agreement. During the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, the Fourth Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. The Fourth Amendment also increased the interest rate on our Term Loan Facility, which now bears a rate of LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.0%, a 200 basis point increase over our previous rate. This increase will remain in effect though the remaining term of the facility, which matures on October 24, 2022.

Extension of Revolving Credit Facility Maturity Date.  On June 24, 2019, we entered into an amendment (the “Fifth Amendment”) to our Credit Agreement to extend the maturity date of $575.9 million of commitments under the Revolving Credit Facility to April 24, 2022, pay down approximately $101.6 million of outstanding revolving loans and terminate the related commitments. The maturity date of approximately $72.4 million of other commitments was not extended. On June 28, 2019, the Company repaid approximately $174.0 million in total borrowings, which consisted of the $101.6 million required repayment pursuant to the Fifth Amendment and $72.4 million of non-extended borrowings, thereby terminating the non-extended commitments. As a result, all remaining $575.9 million of commitments will terminate on April 24, 2022, at which time all outstanding borrowings must be repaid. The Company used a portion of the net proceeds from the offering of Exchangeable Notes described below to fund the repayments. The Fifth Amendment increased the applicable margin for base rate loans under the Revolving Credit Facility to a range of 2.75% to 3.25% and for Eurodollar rate loans under the Revolving Credit Facility to a range of 3.75% to 4.25%, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

Exchangeable Notes Offering.  On June 28, 2019, Uniti Fiber Holdings Inc. (“Uniti Fiber”), a subsidiary of the Company, issued $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due 2024 (the “Exchangeable Notes”). The Exchangeable Notes are guaranteed by the Company and each of the Company’s subsidiaries (other than Uniti Fiber) that is an issuer, obligor or guarantor under the Company’s Notes. The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election. The Exchangeable Notes will mature on June 15, 2024, unless earlier exchanged, redeemed or repurchased. The Exchangeable Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

The net proceeds from the sale of the Exchangeable Notes were approximately $334.7 million, after deducting discounts and commissions to the Initial Purchasers. A portion of the net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility, as described above, and to pay the cost of the exchangeable note hedge transactions, as described in Note 9 to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The remaining net proceeds will be used for general corporate purposes, which may include funding acquisitions (including BlueBird (as defined below)) and the repayment of additional borrowings under the Revolving Credit Facility.

Sale of Ground Lease Portfolio. On May 23, 2019, the Company completed the sale of substantially all of its ground lease business located across the United States for cash consideration of approximately $31 million.  For the three months ended June 30, 2019, we recorded a pre-tax gain of $5.0 million.

Sale of Latin American Tower Portfolio. On April 2, 2019, the Company completed the sale of the Uniti Towers’ Latin American business to an entity controlled by Phoenix Towers International (“PTI”). At closing, PTI acquired approximately 500 towers located across Mexico, Colombia and Nicaragua. Total consideration was approximately $100 million.  For the three months ended June 30, 2019, we recorded a pre-tax gain of $23.8 million related to this sale.  The sale of our Latin American tower portfolio and United States ground lease business recycles capital at an attractive return, as well as allows the Company to focus solely on its strategy of building towers in the United States for our wireless customers.

Consumer CLEC Business. On April 23, 2019, Windstream provided notice to Uniti of its termination of (i) the Wholesale Master Services Agreement between Windstream Communications, Inc. and Talk America Services, LLC (“Talk America”), (ii) the Master Services Agreement between Windstream Services, LLC and Talk America, and (iii) the Billing and Remittance Agreement between Windstream Services, LLC and CSL National, LP, each dated April 24, 2015 (collectively the “Agreements”).  The termination of the Agreements is effective April 20, 2020.  Under the Agreements, Windstream provides us transport, provisioning, repair and billing and collection services necessary to operate our Consumer CLEC Business.  We currently do not have the infrastructure necessary to perform these services in the absence of the Agreements.  We have evaluated the costs of building out the required infrastructure and have determined that incurring such costs would not be economically feasible.  Furthermore, we have evaluated potential strategic alternatives with respect to the Consumer CLEC Business, including retaining other vendors to perform the services currently provided under the Agreements, and an outright sale of all or parts of the business, but have not identified viable alternatives.  As a result, we have commenced a wind down of our Consumer CLEC Business, which includes customer notifications and terminations.  We anticipate that the business will be completely wound down prior to the April 20, 2020 effective date of the termination of the Agreements.

Bluebird Network, LLC Operating Company – Property Company Transaction.  On January 15, 2019, the Company entered into an OpCo-PropCo transaction with Macquarie Infrastructure Partners (“MIP”) to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets division of Macquarie Group.  Bluebird’s network consists of approximately 178,000 fiber strand miles in the Midwest across Missouri, Kansas, Illinois and Oklahoma. In the transaction, Uniti has agreed to purchase the Bluebird fiber network and MIP has agreed to purchase the Bluebird operations. In addition, Uniti has agreed to sell Uniti Fiber’s Midwest operations to MIP, while Uniti will retain its existing Midwest fiber network. Uniti is acquiring the fiber network of Bluebird for $319 million, of which $175 million will be funded by Uniti in cash and $144 million from pre-paid rent to be received from MIP at closing. In connection with the sale of the Company’s Midwest operations, we will receive total upfront cash of approximately $37 million, including related pre-paid rent to be received from MIP at closing. These transactions are subject to regulatory and other closing conditions and are expected to close by the end of the third quarter of 2019. Concurrently with the closing of these transactions, Uniti will lease the Bluebird fiber network and its Midwest fiber network on a combined basis to MIP, under a long-term triple net lease, with initial annual cash rents of approximately $20.3 million. The lease will be reported within the results of our Leasing segment.  The Midwest operations that will be sold to MIP are currently reported in our Fiber Infrastructure segment.

Comparison of the three months ended June 30, 2019 and 2018

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended June 30,
	2019		2018
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$177,042	66.9%	$173,885	70.4%
Fiber Infrastructure	81,327	30.8%	67,389	27.2%
Tower	3,146	1.2%	2,472	1.0%
Consumer CLEC	2,899	1.1%	3,583	1.4%
Total revenues	264,414	100.0%	247,329	100.0%
Costs and Expenses:
Interest expense	97,729	37.0%	79,385	32.1%
Depreciation and amortization	102,578	38.7%	114,842	46.4%
General and administrative expense	26,428	10.0%	20,681	8.4%
Operating expense	40,163	15.2%	31,522	12.7%
Transaction related costs	7,035	2.7%	3,789	1.5%
Gain on sale of real estate	(28,790)	(10.9%)	-	-
Other (income) expense	(28,119)	(10.6%)	3,349	1.4%
Total costs and expenses	217,024	82.1%	253,568	102.5%
Income (loss) before income taxes	47,390	17.9%	(6,239)	(2.5%)
Income tax expense (benefit)	7,843	3.0%	(2,646)	(1.0%)
Net income (loss)	39,547	14.9%	(3,593)	(1.5%)
Net income (loss) attributable to noncontrolling interests	830	0.3%	(90)	0.1%
Net income (loss) attributable to shareholders	38,717	14.6%	(3,503)	(1.4%)
Participating securities' share in earnings	(223)	0.0%	(658)	(0.3%)
Dividends declared on convertible preferred stock	-	0.0%	(656)	(0.2%)
Amortization of discount on convertible preferred stock	(248)	(0.1%)	(745)	(0.3%)
Net income (loss) attributable to common shareholders	$38,246	14.5%	$(5,562)	(2.2%)

The following tables set forth, for the three months ended June 30, 2019 and 2018, revenues, Adjusted EBITDA and net income of our reportable segments:

	Three Months Ended June 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$177,042	$81,327	$3,146	$2,899	$-	$264,414

Adjusted EBITDA	$175,881	$37,036	$(42)	$565	$(6,576)	$206,864
Less:
Interest expense						97,729
Depreciation and amortization	72,275	28,494	1,412	346	51	102,578
Other income						(22,275)
Transaction related costs						7,035
Gain on sale of real estate	(4,960)	-	(23,830)	-	-	(28,790)
Stock-based compensation						3,197
Income tax expense						7,843
Net income						$39,547

	Three Months Ended June 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$173,885	$67,389	$2,472	3,583	$-	$247,329

Adjusted EBITDA	$173,356	$29,405	$(1,167)	$928	$(5,511)	$197,011
Less:
Interest expense						79,385
Depreciation and amortization	86,454	26,244	1,575	499	70	114,842
Other expense						3,349
Transaction related costs						3,789

Stock-based compensation						1,885
Income tax benefit						(2,646)
Net loss						$(3,593)

Revenues

Leasing - Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The Master Lease has an initial term of 15 years with four 5-year renewal options and encompasses properties located in 29 states. Annual cash rent under the Master Lease is currently $657 million and is subject to an annual escalation of 0.5% each May through the initial term.

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

For the three months ended June 30, 2019, we recognized $171.7 million of revenue from rents under the Master Lease, which included $7.0 million of TCI revenue.  For the three months ended June 30, 2018, we recognized $173.3 million of revenue from rents under the Master Lease, which included $3.8 million of straight-line revenues and $5.6 million of TCI revenue.  The increase in TCI revenue is attributable to continued investment by Windstream in TCIs. Windstream invested $51.5 million in TCIs during the three months ended June 30, 2019, an increase from $44.8 million it invested in TCIs during the three months ended June 30, 2018. Since the inception of the Master Lease, Windstream has invested a total of $688.3 million in such improvements.

Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to maintain our status as a REIT and service debt if Windstream were to reject the Master Lease in bankruptcy, default under the Master Lease, succeed in its claims against us or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months and, on February 25, 2019, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.  See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for

the year ended December 31, 2018 for additional information concerning the impact Windstream’s bankruptcy and related claims may have on our REIT status, operations and financial condition.

Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

For the three months ended June 30, 2019, we recognized $5.3 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements.  For the three months ended June 30, 2018, we recognized $0.6 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.

Fiber Infrastructure – For the three months ended June 30, 2019 and 2018, we recognized $81.3 million and $67.4 million of revenue, respectively, in our Fiber Infrastructure segment.  Fiber Infrastructure revenues for the three months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,
	2019		2018
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$33,401	41.1%	$33,474	49.7%
Enterprise and wholesale	19,241	23.7%	15,562	23.1%
E-Rate and government	22,533	27.7%	14,157	21.0%
Dark fiber and small cells	5,478	6.7%	3,318	4.9%
Other services	674	0.8%	878	1.3%
Total Fiber Infrastructure revenues	$81,327	100.0%	$67,389	100.0%

At June 30, 2019, we had approximately 19,707 customer connections, up from 17,559 customer connections at June 30, 2018.

Towers – Towers revenues for the three months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,
(Thousands)	2019	% of Total	2018	% of Total
Towers revenues:
United States	$3,118	99.1%	$186	7.5%
Latin America	28	0.9%	2,286	92.5%
Total	$3,146	100.0%	$2,472	100.0%

The increase in revenue for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, is primarily driven by our development activities in the U.S., and the inclusion of a non-recurring charge of $1.1 million related to the accounting of straight line rents in our U.S. operations during the three months ended June 30, 2018.  For three months ended June 30, 2019, we completed the construction of 69 towers in the U.S.  At June 30, 2019, the Uniti Towers’ domestic portfolio consisted of 573 wireless communications towers located in 30 states across the eastern and central regions in the United States, an increase from 305 wireless communications towers at June 30, 2018.  The decrease in revenues in Latin America compared to the three months ended June 30, 2018 is due to the April 2, 2019 sale of our Latin American tower portfolio.

Consumer CLEC – For the three months ended June 30, 2019, we recognized $2.9 million of revenue from the Consumer CLEC Business, compared to $3.6 million for the three months ended June 30, 2018. The decrease is primarily attributable to a loss of customers during the period. We served 20,300 customers as of June 30, 2019, a 19.1% decrease from 25,100 customers served at June 30, 2018. The decrease in customers is due to the effects of competition and customer attrition.

Interest Expense

Interest expense for the three months ended June 30, 2019 totaled $97.7 million, which includes non-cash interest expense of $10.8 million resulting from the amortization of our debt discounts and debt issuance costs, partially offset by $1.2 million of capitalized interest. Interest expense for the three months ended June 30, 2018, totaled $79.4 million, which includes non-cash interest expense of $6.1 million resulting from the amortization of our debt discounts and debt issuance costs.

The increase is primarily related to an increase of interest expense incurred on the Revolving Credit Facility of $3.6 million due to increased borrowings and higher LIBOR rates compared to the prior year.  The increase is also attributed to an increase of interest expense of $10.3 million on the Term Loan Facility and an increase in non-cash interest expense from the amortization of our debt discounts and debt issuance costs of $4.7 million, both as a result from the Fourth Amendment.  The Fourth Amendment increased the rate of term loans by 200 basis points effective March 18, 2019.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended June 30, 2019 totaled $102.6 million, which included property, plant and equipment depreciation of $96.5 million and intangible asset amortization of $6.1 million. Charges for depreciation and amortization for the three months ended June 30, 2018 totaled $114.8 million, which included property, plant and equipment depreciation of $108.6 million and intangible asset amortization of $6.2 million.

General and Administrative Expense

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended June 30, 2019, general and administrative costs totaled $26.4 million (10.0% of revenue), which includes $3.2 million of stock-based compensation and $1.3 million of general and administrative costs attributable to the timing of the Information Transport Solutions, Inc. (“ITS”) acquisition that occurred on October 19, 2018.  For the three months ended June 30, 2018, general and administrative costs totaled $20.7 million (8.4% of revenue), which includes $1.9 million of stock-based compensation expense.

Operating Expense

Operating expense for the three months ended June 30, 2019, totaled $40.2 million (15.2% of revenue) compared to $31.6 million (12.7% of revenue) for the three months ended June 30, 2018, which was attributable to the increase in Fiber Infrastructure operating expenses.  Operating expense for our reportable segments for the three months ended June 30, 2019 and 2018 consisted of the following:

	Three Months Ended June 30,
	2019		2018
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$35,518	13.4%	$26,534	10.6%
Towers	1,887	0.7%	2,167	0.9%
CLEC	2,334	0.9%	2,655	1.1%
Leasing	424	0.2%	166	0.1%
Total operating expenses	$40,163	15.2%	$31,522	12.7%

Fiber Infrastructure – For the three months ended June 30, 2019, Fiber Infrastructure operating expenses totaled $35.5 million as compared to $26.5 million for the three months ended June 30, 2018.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.  The increase in operating expenses is primarily attributable to the timing of the ITS acquisition that occurred on October 19, 2018, which incurred operating expenses of $7.1 million for the three months ended June 30, 2019.

Towers – Our Towers segment operating expense primarily consists of ground rent, some or all of which may be passed to our tenants, as well as regulatory fees and maintenance and repairs.  For the three months ended June 30, 2019, Towers operating expense included $0.9 million of ground rent expense, compared to $1.2 million for the three months ended June 30, 2018.  The change is attributable to the April 2, 2019 sale of the Latin American tower business, which incurred operating expenses of $0.9 million for the three months ended June 30, 2018, partially offset by a $0.6 million increase in operating expenses attributable to the increase in completed towers at June 30, 2019 from June 30, 2018, driven by our development activity in the United States.

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and includes costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended June 30, 2019 totaled $1.6 million and $0.2 million, respectively, and expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended June 30, 2018 totaled $2.0 million and $0.2 million, respectively.

Gain on Sale of Real Estate

For the three months ended June 30, 2019, we recognized in other income realized pre-tax gains of $23.8 million and $5.0 million related to the April 2, 2019 sale of the Uniti Towers’ Latin American business and the May 23, 2019 sale of the U.S. ground lease business, respectively.

Other Income

We recognized in other income a $22.3 million unrealized gain for mark-to-market adjustments on our contingent consideration arrangements for the three months ended June 30, 2019, compared to a $3.4 million unrealized loss for mark-to-market adjustments on our contingent consideration arrangements for the three months ended June 30, 2018.  The fair value of the contingent consideration arrangement in connection with the August 31, 2016 acquisition of Tower Cloud is determined using a discounted cash flow model and probability adjusted estimates of the future operational milestones.

Income Tax Expense (Benefit)

We recorded a $7.8 million income tax expense for the three months ended June 30, 2019.  This is primarily driven by approximately $4.6 million of income tax expense related to capital gain from the sale of Uniti Towers’ Latin American business, $1.2 million of income tax expense resulting from the undistributed REIT taxable income and approximately $2.4 million income tax expense attributable to unrecognized tax benefit related to the sale of Uniti Towers’ Latin American business. Additionally, we recorded a $0.5 million income tax benefit related to our Fiber Infrastructure segment. We recorded a $2.6 million income tax benefit for the three months ended June 30, 2018, $1.3 million of which relates to the impact of the reduction in the corporate tax rate under the Tax Cuts and Jobs Act (the “Tax Bill”) on purchase price allocation adjustments recorded during the three months ended June 30, 2018 and the remainder of which is primarily driven by pre-tax loss in our Fiber Infrastructure segment.

Comparison of the six months ended June 30, 2019 and 2018

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Six Months Ended June 30,
	2019		2018
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$353,125	67.2%	$346,659	70.1%
Fiber Infrastructure	158,160	30.1%	134,356	27.2%
Tower	8,226	1.6%	5,842	1.2%
Consumer CLEC	5,934	1.1%	7,387	1.5%
Total revenues	525,445	100.0%	494,244	100.0%
Costs and Expenses:
Interest expense	182,187	34.7%	156,992	31.8%
Depreciation and amortization	206,405	39.2%	229,563	46.4%
General and administrative expense	50,654	9.6%	43,201	8.7%
Operating expense	78,581	15.0%	61,426	12.4%
Transaction related costs	13,704	2.6%	9,702	2.0%
Gain on sale of real estate	(28,790)	(5.4%)	-	-
Other (income) expense	(31,232)	(5.9%)	(536)	(0.1%)
Total costs and expenses	471,509	89.8%	500,348	101.2%
Income (loss) before income taxes	53,936	10.2%	(6,104)	(1.2%)
Income tax expense (benefit)	11,897	2.2%	(3,742)	(0.7%)
Net income (loss)	42,039	8.0%	(2,362)	(0.5%)
Net income (loss) attributable to noncontrolling interests	880	0.2%	(69)	(0.0%)
Net income (loss) attributable to shareholders	41,159	7.8%	(2,293)	(0.5%)
Participating securities' share in earnings	(251)	(0.0%)	(1,337)	(0.3%)
Dividends declared on convertible preferred stock	(656)	(0.1%)	(1,312)	(0.2%)
Amortization of discount on convertible preferred stock	(993)	(0.2%)	(1,490)	(0.3%)
Net income (loss) attributable to common shareholders	$39,259	7.5%	$(6,432)	(1.3%)

The following tables set forth, for the six months ended June 30, 2019 and 2018, revenues, Adjusted EBITDA and net income of our reportable segments:

	Six Months Ended June 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$353,125	$158,160	$8,226	$5,934	$-	$525,445

Adjusted EBITDA	$350,632	$67,036	$283	$1,211	$(12,023)	$407,139
Less:
Interest expense						182,187
Depreciation and amortization	146,028	56,752	2,827	692	106	206,405
Other income						(25,388)
Transaction related costs						13,704
Gain on sale of real estate	(4,960)	-	(23,830)	-	-	(28,790)
Stock-based compensation						5,085
Income tax expense						11,897
Net income						$42,039

	Six Months Ended June 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$346,659	$134,356	$5,842	7,387	$-	$494,244

Adjusted EBITDA	$345,725	$58,600	$(1,630)	$1,841	$(10,824)	$393,712
Less:
Interest expense						156,992
Depreciation and amortization	173,198	52,149	3,052	997	167	229,563
Other expense						(536)
Transaction related costs						9,702

Stock-based compensation						4,095
Income tax benefit						(3,742)
Net loss						$(2,362)

Revenues

Leasing – For the six months ended June 30, 2019, we recognized $342.5 million of revenue from rents under the Master Lease, which included $13.6 million of TCI revenue.  For the six months ended June 30, 2018, we recognized $346.1 million of revenue from rents under the Master Lease, which included $8.1 million of straight-line revenues and $10.7 million of TCI revenue.  For the six months ended June 30, 2019, we recognized $10.6 million of leasing revenues from non-Windstream triple-net leasing and dark fiber IRU arrangements, compared to $0.6 million for the six months ended June 30, 2018.

Fiber Infrastructure – For the six months ended June 30, 2019 and 2018, we recognized $158.2 million and $134.4 million of revenue, respectively, in our Fiber Infrastructure segment.  Fiber Infrastructure revenues for the six months ended June 30, 2019 and 2018 consisted of the following:

	Six Months Ended June 30,
	2019		2018
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$65,606	41.4%	$66,820	49.7%
Enterprise and wholesale	35,970	22.7%	30,980	23.1%
E-Rate and government	44,528	28.2%	28,387	21.1%
Dark fiber and small cells	10,373	6.6%	6,301	4.7%
Other services	1,683	1.1%	1,868	1.4%
Total Fiber Infrastructure revenues	$158,160	100.0%	$134,356	100.0%

At June 30, 2019, we had approximately 19,707 customer connections, up from 17,559 customer connections at June 30, 2018.

Towers – Towers revenues for the six months ended June 30, 2019 and 2018 consisted of the following:

	Six Months Ended June 30,
(Thousands)	2019	% of Total	2018	% of Total
Towers revenues:
United States	$5,674	69.0%	$1,256	21.5%
Latin America	2,552	31.0%	4,586	78.5%
Total	$8,226	100.0%	$5,842	100.0%

The increase in revenue for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, is primarily driven by our development activities in the U.S., and the inclusion of a non-recurring charge of $1.1 million related to the accounting of straight line rents in our U.S. operations during the six months ended June 30, 2018.  For six months ended June 30, 2019, we completed the construction of 143 towers in the U.S.  At June 30, 2019, the Uniti Towers’ domestic portfolio consisted of 573 wireless communications towers located in 30 states across the eastern and central regions in the United States, an increase from 305 wireless communications towers at June 30, 2018.  The decrease in revenues in Latin America compared to the six months ended June 30, 2018 is due to the April 2, 2019 sale of our Latin American tower portfolio.

Consumer CLEC – For the six months ended June 30, 2019, we recognized $5.9 million of revenue from the Consumer CLEC Business, compared to $7.4 million for the six months ended June 30, 2018. The decrease is primarily attributable to a loss of customers during the period. We served 20,300 customers as of June 30, 2019, a 19.1% decrease from 25,100 customers served at June 30, 2018. The decrease in customers is due to the effects of competition and customer attrition.

Interest Expense

Interest expense for the six months ended June 30, 2019 totaled $182.2 million, which includes non-cash interest expense of $17.7 million resulting from the amortization of our debt discounts and debt issuance costs, partially offset by $2.6 million of capitalized interest. Interest expense for the six months ended June 30, 2018, totaled $157.0 million, which includes non-cash interest expense of $12.1 million resulting from the amortization of our debt discounts and debt issuance costs.

The increase is primarily related to an increase of interest expense incurred on the Revolving Credit Facility of $8.4 million due to increased borrowings and higher LIBOR rates compared to the prior year.  The increase is also attributed to an increase of interest expense of $11.5 million on the Term Loan Facility and an increase in non-cash interest expense from the amortization of our debt discounts and debt issuance costs of $5.5 million, both as a result from the Fourth Amendment.  The Fourth Amendment increased the rate of term loans by 200 basis points effective March 18, 2019.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the six months ended June 30, 2019 totaled $206.4 million (39.2% of revenue), which included property, plant and equipment depreciation of $194.0 million and intangible asset amortization of $12.4 million. Charges for depreciation and amortization for the six months ended June 30, 2018 totaled $229.6 million, which included property, plant and equipment depreciation of $216.9 million and intangible asset amortization of $12.7 million.

General and Administrative Expense

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the six months ended June 30, 2019, general and administrative costs totaled $50.7 million (9.6% of revenue), which includes $2.8 million of costs attributable to the timing of the ITS acquisition that occurred on October 19, 2018, compared to $43.2 million (8.7% of revenue) for the six months ended June 30, 2018.

Operating Expense

Operating expense for the six months ended June 30, 2019, totaled $78.6 million (15.0% of revenue) compared to $61.4 million (12.4% of revenue) for the six months ended June 30, 2018, which was attributable to the increase in Fiber Infrastructure operating expenses.  Operating expense for our reportable segments for the six months ended June 30, 2019 and 2018 consisted of the following:

	Six Months Ended June 30,
	2019		2018
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$68,491	13.0%	$51,495	10.4%
Towers	4,566	0.9%	4,220	0.9%
CLEC	4,723	0.9%	5,545	1.1%
Leasing	801	0.2%	166	0.0%
Total operating expenses	$78,581	15.0%	$61,426	12.4%

Fiber Infrastructure – For the six months ended June 30, 2019, Fiber Infrastructure operating expenses totaled $68.5 million as compared to $51.5 million for the six months ended June 30, 2018.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.  The increase in operating expenses is primarily attributable to the timing of the ITS acquisition that occurred on October 19, 2018, which incurred operating expenses of $12.4 million for the six months ended June 30, 2019.

Towers – Our Towers segment operating expense primarily consists of ground rent, some or all of which may be passed to our tenants, as well as regulatory fees and maintenance and repairs.  For the six months ended June 30, 2019, Towers operating expense included $2.5 million of ground rent expense, compared to $2.2 million for the six months ended June 30, 2018.  The change is attributable to a $1.2 million increase in operating expenses attributable to our development activity in the United States and the increase in completed towers at June 30, 2019 from June 30, 2018, partially offset by the April 2, 2019 sale of the Latin American tower business, which incurred a $0.8 million decrease for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and includes costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the six months ended June 30, 2019 totaled $3.3 million (0.6% of revenue) and $0.3 million (0.1% of revenue), respectively, and expense associated with the Wholesale Agreement and Master Services Agreement for the six months ended June 30, 2018 totaled $4.1 million (0.8% of revenue) and $0.4 million (0.1% of revenue), respectively.

Gain on Sale of Real Estate

For the six months ended June 30, 2019, we recognized in other income realized gains of $23.8 million (4.5% of revenue) and $5.0 million (0.9% of revenue) related to the April 2, 2019 sale of the Uniti Towers’ Latin American business and May 23, 2019 sale of U.S. ground lease business, respectively.

Other Income

We recognized in other income a $25.5 million unrealized gain for mark-to-market adjustments on our contingent consideration arrangements for the six months ended June 30, 2019, compared to a $0.5 million unrealized gain for mark-to-market adjustments on our contingent consideration arrangements for the six months ended June 30, 2018.

Income Tax Expense (Benefit)

We recorded a $11.9 million income tax expense for the six months ended June 30, 2019.  Included in income tax expense is approximately (i) $4.6 million of income tax expense related to the cancellation of debt income that was recognized for federal income tax purposes as a result of the Fourth Amendment, (ii) approximately $4.6 million of income tax expense related to capital gain from the sale of Uniti Towers’ Latin American business, (iii) approximately $2.7 million of income tax expense related to undistributed income from operations and (iv) approximately $2.4 million of income tax expense attributable to unrecognized tax benefit related to the sale of Uniti Towers’ Latin American business. Additionally, we recorded a $2.6 million income tax benefit related to our Fiber Infrastructure segment. We recorded a $3.7 million income tax benefit for the six months ended June 30, 2018, $1.3 million of which relates to the impact of the reduction in the corporate tax rate under the Tax Bill on purchase price allocation adjustments recorded during the three months ended June 30, 2018 and the remainder of which is primarily driven by pre-tax loss in our Fiber Infrastructure segment.

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

We define AFFO as FFO excluding (i) transaction related costs; (ii) Windstream bankruptcy related expenses; (iii) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight-line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; and (iv) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, taxes associated with tax basis cancellation of debt, changes in the fair value of contingent consideration and financial instruments and similar items less maintenance capital expenditures. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2019	2018	2019	2018
Net income (loss)	$39,547	$(3,593)	$42,039	$(2,362)
Depreciation and amortization	102,578	114,842	206,405	229,563
Interest expense	97,729	79,385	182,187	156,992
Income tax expense (benefit)	7,843	(2,646)	11,897	(3,742)
EBITDA	$247,697	$187,988	$442,528	$380,451
Stock based compensation	3,197	1,885	5,085	4,095
Transaction related costs	7,035	3,789	13,704	9,702
Gain on sale of real estate	(28,790)	-	(28,790)	-
Other (income) expense	(22,275)	3,349	(25,388)	(536)
Adjusted EBITDA	$206,864	$197,011	$407,139	$393,712

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2019	2018	2019	2018
Net income (loss) attributable to common shareholders	$38,246	$(5,562)	$39,259	$(6,432)
Real estate depreciation and amortization	82,436	95,399	166,162	190,976
Gain on sale of real estate assets, net of tax	(24,215)	-	(24,215)	-
Participating securities share in earnings	223	658	251	1,337
Participating securities share in FFO	(541)	(658)	(569)	(1,337)
Adjustments for noncontrolling interests	(1,181)	(2,200)	(3,034)	(4,405)
FFO attributable to common shareholders	$94,968	$87,637	$177,854	$180,139
Transaction related costs	7,035	3,789	13,704	9,702
Change in fair value of contingent consideration	(22,275)	3,376	(25,531)	(488)
Amortization of deferred financing costs and debt discount	10,786	6,113	17,659	12,147
Stock based compensation	3,197	1,885	5,085	4,095
Non-real estate depreciation and amortization	20,142	19,443	40,243	38,587
Straight-line revenues	(693)	(2,808)	(1,416)	(7,400)
Maintenance capital expenditures	(1,923)	(665)	(4,726)	(2,150)
Amortization of discount on convertible preferred stock	248	745	993	1,490
Cash taxes on tax basis cancellation of debt	-	-	4,590	-
Other non-cash items, net	(5,967)	(9,678)	(15,649)	(17,260)
Adjustments for noncontrolling interests	(219)	(482)	(735)	(835)
AFFO attributable to common shareholders	$105,299	$109,355	$212,071	$218,027

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our Condensed Consolidated Financial Statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for income taxes, revenue recognition, useful lives of assets, the impairment of property, plant and equipment, goodwill impairment and business combinations as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

We believe the current assumptions and other considerations used to estimate amounts reflected in our accompanying Condensed Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our Condensed Consolidated Financial Statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our financial condition.

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. As of June 30, 2019, there has been no material change to these estimates.

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

As of June 30, 2019, we had cash and cash equivalents of $299.4 million.  There have been no material outlays of funds subsequent to June 30, 2019.  Our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our debt instruments would impose significant restrictions on our ability to pay dividends.

Cash provided by operating activities was $250.4 million and $231.0 million for the six months ended June 30, 2019 and 2018, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

Cash used in investing activities was $57.2 million for the six months ended June 30, 2019, which was driven by capital expenditures ($180.5 million), primarily related to our Uniti Fiber and Uniti Towers businesses, partially offset by proceeds related to the sale of Uniti Towers’ Latin American and ground lease businesses ($127.5 million). Cash used in investing activities was $164.6 million for the six months ended June 30, 2018, which was driven by capital expenditures ($163.5 million), primarily related to our Uniti Fiber and Uniti Leasing businesses. The increase in capital expenditures is due to network deployments related to our Uniti Fiber and Uniti Towers businesses.

Cash provided by financing activities was $68.2 million for the six months ended June 30, 2019, which primarily represents the proceeds from issuance of notes ($345.0 million), proceeds from sale of the Warrants ($50.8 million) and net proceeds under our ATM program ($21.6 million). This was partially offset by dividend payments ($120.2 million), payment for bond hedge option ($70.0 million), net repayments under the Revolving Credit Facility ($65.0 million), payments for financing costs ($49.5 million), contingent consideration payments ($28.2 million), principal payments related to the Term Loan Facility ($10.5 million) and distributions paid to noncontrolling interests ($2.7 million). Cash used in financing activities was $49.5 million for the six months ended June 30, 2018, which primarily represents the dividend payments ($212.0 million), contingent consideration payments ($12.7 million), principal payments related to the Term Loan Facility ($10.5 million), and distributions paid to noncontrolling interests ($5.0 million), partially offset by net borrowings under the Revolving Credit Facility ($195 million).

On June 28, 2019, Uniti Fiber issued $345 million aggregate principal amount of the Exchangeable Notes. The Exchangeable Notes are guaranteed by the Company and each of the Company’s subsidiaries (other than Uniti Fiber) that is an issuer, obligor or guarantor under the Company’s Notes. The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election. The Exchangeable Notes will mature on June 15, 2024, unless earlier exchanged, redeemed or repurchased. The Exchangeable Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act. See Note 11 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The net proceeds from the sale of the Exchangeable Notes were approximately $334.7 million, after deducting discounts and commissions to the Initial Purchasers and other estimated fees and expenses. A portion of the net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility, as described above, and to pay the approximately $70.0 million cost associated with the exchangeable note hedge transactions, as described in Note 9 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 Financial Statements. The remaining net proceeds will be used for general corporate purposes, which may include funding acquisitions (including BlueBird) and the repayment of additional borrowings under the

Revolving Credit Facility. The Company also received approximately $50.8 million from the sale of warrants, as described in Note 9 to our accompany Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have established an at the market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250 million. The ATM Program is currently suspended following the June 15, 2019 expiration of our shelf registration statement. As of June 30, 2019, we have approximately $117.1 million available for issuance under the ATM Program.  This program provides additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios.  We have also committed to spend $175 million on our proposed acquisition of Bluebird, net of the collection of prepaid rent.  We anticipate declaring dividends for the 2019 tax year to comply with our REIT distribution requirements, although such dividends are expected to be lower than in prior periods.  We anticipate that we will partially finance these needs, together with operating expenses (including debt service) from our $299.4 million of cash on hand, including proceeds from the Exchangeable Notes offering, cash flows provided by operating activities, together with funds anticipated from announced divestures.  However, we may need to access the capital markets to generate additional funds that will be sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate.

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

On June 24, 2019, we entered into the Fifth Amendment to our Credit Agreement to extend the maturity date of $575.9 million of commitments under the Revolving Credit Facility to April 24, 2022, pay down approximately $101.6 million of outstanding revolving loans and terminate the related commitments. The maturity date of approximately $72.4 million of other commitments was not extended. On June 28, 2019, the Company repaid approximately $174.0 million in total borrowings, which consisted of the $101.6 million required repayment pursuant to the Fifth Amendment and $72.4 million of non-extended borrowings, thereby terminating the non-extended commitments. As a result, all remaining $575.9 million of commitments will terminate on April 24, 2022, at which time all outstanding borrowings must be repaid. The Company used a portion of the net proceeds from the offering of Exchangeable Notes described above to fund the repayments. The Fifth Amendment increased the applicable margin for base rate loans under the Revolving Credit Facility to a range of 2.75% to 3.25% and for Eurodollar rate loans under the Revolving Credit Facility to a range of 3.75% to 4.25%, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

In light of recent developments and uncertainty surrounding Windstream and the effect of substantial doubt about our ability to continue as a going concern, as discussed in Note 2 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, we have taken measures, and may take further measures to conserve cash as we anticipate that it may be more difficult for us to access the capital markets at attractive rates until such uncertainty is clarified. Windstream has the option to assume or reject the Master Lease.  While we believe that the Master Lease is essential to Windstream’s operations, it is difficult to predict what could occur in a restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations. Windstream has also filed claims that allege, among other things, that the Master Lease should be recharacterized as a financing transaction, which would impact its treatment in Windstream’s bankruptcy (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and could affect our status as a REIT, that the Master Lease is a lease of personal property, and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. A rejection of the Master Lease, an adverse determination by a judge on Windstream’s claims, or even a temporary disruption in payments to us, may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties, and could materially adversely affect our consolidated results of operations, liquidity and financial condition, including our ability to service debt, comply with debt covenants and maintain our status as a REIT.

Although management has concluded the probability of a rejection of the Master Lease to be remote, and has noted the absence of any provision in the Master Lease that contemplates renegotiation of the lease and the lack of any ability of the bankruptcy court to unilaterally reset the rent or terms of the lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors. Accordingly, we may elect to suspend, delay or reduce success-based capital expenditures and further reduce dividend payments to conserve cash.  However, because our Master Lease is essential to Windstream’s operations, we expect that any disruption in payments by Windstream would be limited. Based on our analysis, including consideration of the timing of petitioners’ requirements to make post-petition lease payments under U.S. bankruptcy law and absent any adverse determination in respect to Windstream’s claims or disruptions in rent payments under the Master Lease, we believe that we have adequate liquidity to continue to fund our operations for twelve months after the issuance of the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them.

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

On March 18, 2019, we received a limited waiver and amendment to our Credit Agreement (the “Fourth Amendment”).  During the pendency of Windstream’s bankruptcy, or at such earlier time when certain conditions are specified, the Fourth Amendment generally limits our ability under the Credit Agreement to pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2018 - December 31, 2018	January 15, 2019	$0.60	December 31, 2018
January 1, 2019 - March 31, 2019	April 15, 2019	$0.05	April 1, 2019
April 1, 2019 - June 30, 2019	July 15, 2019	$0.05	June 28, 2019

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York alleging¸ among other things, that the Master Lease should be recharacterized as a financing arrangement, that the Master Lease is a lease of personal property, and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. If the Master Lease is recharacterized as a financing arrangement, Windstream would be deemed the true owner of the property subject to the Master Lease, and Uniti would be treated as a creditor of Windstream rather than as a landlord, which could significantly affect current payments to us under the Master Lease, the ultimate treatment of our claims (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and our status as a REIT. If the Master Lease is determined to be a lease of personal property, the deadline for Windstream Holdings to assume or reject the Master Lease would be the confirmation of its plan by the bankruptcy court, and

Windstream may seek from the bankruptcy court relief from its current performance obligations during the bankruptcy case. If the constructive fraudulent transfer claim is successful, Uniti may be required to repay Windstream the amount of rent payments and tenant capital improvements since at least the third quarter of 2017. In parallel with this filing, Windstream Holdings also filed a motion to stay the deadline under which Windstream must assume or reject the Master Lease pending the resolution of issues raised in the complaint.  mediation of these claims is ongoing in Windstream’s bankruptcy. In connection with the mediation, Uniti has agreed to an extension of the assumption deadline for the master lease to December 7, 2019. In exchange, Windstream has provided certain assurances regarding the continued payment of rent pursuant to the Master Lease during the extension period and following the expiration of the extension period, Windstream will continue to make payments under the Master Lease as they come due, unless and until Windstream obtains an order from the bankruptcy court permitting cessation of such payments.

It is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors. Any adverse determination or judicial decision could have a material adverse effect on our business, financial position or results of operations.

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber Holdings Inc. (“Uniti Fiber”), and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserts claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the 2015 spin-off of Uniti from Windstream Holdings violated certain debt covenants of Windstream Holdings’ subsidiary, Windstream Services, LLC.  SLF seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2019 and on June 27, 2019, in connection with the sale of the Exchangeable Notes, the Company sold warrants (the “Warrants”) to certain of the initial purchasers or their respective affiliates involved in the offering of Exchangeable Notes (the “Counterparties”). The Warrants enable the Counterparties to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of approximately $16.42 per share. The maximum number of shares of the Company’s common stock that could be issued pursuant to the Warrants is approximately 55.5 million. The Company offered and sold the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. If the market value per share of the Company’s common stock, as measured under the Warrants, at the time of exercise exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants will expire over a period beginning in September 2024.

The Company received approximately $50.8 million from the sale of the Warrants. See Note 9 to our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

On July 2, 2019, the Company issued 8,677,163 shares of its common stock in connection with the conversion by PEG Bandwidth Holdings, LLC of 87,500 shares of the Series A Shares. The Company issued common stock with a total value of $87,500,000 based on the five-day volume weighted average price of its common stock ending on June 27, 2019. Upon conversion, all outstanding Series A Shares were cancelled and no longer remain outstanding.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	4,975	$12.08	—	—
May 1, 2019 to May 31, 2019	18,134	10.55	—	—
June 1, 2019 to June 30, 2019	1,004	10.77	—	—
Total	24,113	$10.87	—	—

(1) The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
4.1

Indenture, dated June 28, 2019, among Uniti Fiber Holdings Inc., Uniti Group Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019)

4.2	Form of 4.00% Exchangeable Senior Notes due 2024 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019)

10.1

Amendment No. 5 to the Credit Agreement, dated as of June 24, 2019, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2019)

10.2	Form of Exchangeable Note Hedge Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019)

10.3	Form of Warrant Transaction Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2019)

10.4*	Tri-Party Agreement, dated, June 26, 2019, among Deutsche Bank Trust Company, Wells Fargo Bank, N.A. and Uniti Group LP, CSL Capital, LLC, Uniti Group Finance Inc. and Uniti Fiber Holdings Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	August 8, 2019	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 8, 2019	/s/ Blake Schuhmacher
Blake Schuhmacher Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)