Form 10-Q
period 2019-09-30
Uniti Group Inc.
filed 2019-11-07
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 193,275,587 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the effect of Windstream Holdings, Inc.’s (“Windstream Holdings” and together with its subsidiaries, “Windstream”) bankruptcy and Windstream’s performance under its long-term exclusive triple-net lease with us (the “Master Lease”); our expectations with respect to the treatment of the Master Lease in Windstream’s petitions for relief under Chapter 11 of the Bankruptcy Code, including with respect to Windstream’s claims that the Master Lease should be recharacterized as a financing transaction, that the Master Lease is a lease of personal property and that rent payments and tenant capital improvements made by Windstream under the Master Lease constituted constructive fraudulent transfers; our expectations regarding the effect of substantial doubt about our ability to continue as a going concern; our expectations regarding the future growth and demand of the telecommunications industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; expectations regarding the impact and integration of Information Transport Solutions, Inc. (“ITS”) and M2 Connections, including expectations regarding operational synergies with Uniti Towers and Uniti Fiber; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s (“Tower Cloud”) achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding the impact of the operating company-property company partnership with Macquarie Infrastructure Partners and related acquisition of Bluebird Network, LLC (“Bluebird”); our expectations regarding the wind down of the Consumer CLEC business; and expectations regarding the payment of dividends.

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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(Thousands, except par value)	(Unaudited) September 30, 2019	December 31, 2018
Assets:
Property, plant and equipment, net	$3,371,151	$3,209,006
Cash and cash equivalents	197,317	38,026
Accounts receivable, net	86,939	104,063
Goodwill	690,672	692,385
Intangible assets, net	536,654	432,821
Straight-line revenue receivable	612	61,785
Derivative asset	-	31,043
Other assets, net	147,880	23,808
Total Assets	$5,031,225	$4,592,937
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$208,477	$94,179
Accrued interest payable	73,638	28,097
Deferred revenue	1,040,288	726,262
Derivative liability	27,761	-
Dividends payable	9,830	113,744
Deferred income taxes	31,118	52,434
Finance lease obligations	55,225	55,282
Contingent consideration	11,440	83,401
Notes and other debt, net	5,010,287	4,846,233
Total liabilities	6,468,064	5,999,632

Commitments and contingencies (Note 13)

Convertible preferred stock, Series A, $0.0001 par value, 88 shares authorized, issued and outstanding: no shares at September 30, 2019 and 88 shares at December 31, 2018, $87,500 liquidation value	-	86,508

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 192,138 shares at September 30, 2019 and 180,536 at December 31, 2018	19	18
Additional paid-in capital	948,382	757,517
Accumulated other comprehensive (loss) income	(27,452)	30,105
Distributions in excess of accumulated earnings	(2,442,378)	(2,373,218)
Total Uniti shareholders' deficit	(1,521,429)	(1,585,578)
Noncontrolling interests - operating partnership units	84,590	92,375
Total shareholders' deficit	(1,436,839)	(1,493,203)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$5,031,225	$4,592,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2019	2018	2019	2018
Revenues:
Leasing	$179,648	$174,822	$532,773	$521,481
Fiber Infrastructure	77,979	70,130	236,139	204,486
Tower	3,273	4,319	11,499	10,161
Consumer CLEC	2,729	3,365	8,663	10,752
Total revenues	263,629	252,636	789,074	746,880
Costs and Expenses:
Interest expense	104,655	80,406	286,842	237,398
Depreciation and amortization	101,166	112,748	307,571	342,311
General and administrative expense	25,267	20,666	75,921	63,867
Operating expense (exclusive of depreciation and amortization)	39,948	34,773	118,529	96,199
Transaction related and other costs	15,179	2,323	28,883	12,025
Gain on sale of real estate (Note 5)	(205)	-	(28,995)	-
Other (income) expense	(859)	(1,038)	(32,091)	(1,574)
Total costs and expenses	285,151	249,878	756,660	750,226

(Loss) income before income taxes	(21,522)	2,758	32,414	(3,346)
Income tax (benefit) expense	(1,745)	(1,466)	10,152	(5,208)
Net (loss) income	(19,777)	4,224	22,262	1,862
Net (loss) income attributable to noncontrolling interests	(357)	93	523	24
Net (loss) income attributable to shareholders	(19,420)	4,131	21,739	1,838
Participating securities' share in earnings	(50)	(655)	(301)	(1,992)
Dividends declared on convertible preferred stock	-	(656)	(656)	(1,968)
Amortization of discount on convertible preferred stock	-	(745)	(993)	(2,235)
Net (loss) income attributable to common shareholders	$(19,470)	$2,075	$19,789	$(4,357)

Earnings (loss) per common share:
Basic	$(0.10)	$0.01	$0.11	$(0.02)
Diluted	$(0.10)	$0.01	$0.11	$(0.02)

Weighted-average number of common shares outstanding:
Basic	191,940	175,396	185,746	175,101
Diluted	191,940	175,653	185,746	175,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2019	2018	2019	2018
Net (loss) income	$(19,777)	$4,224	$22,262	$1,862
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative contracts	(8,646)	7,744	(58,695)	57,617
Changes in foreign currency translation	-	2,547	(63)	2,233
Other comprehensive (loss) income:	(8,646)	10,291	(58,758)	59,850
Comprehensive (loss) income	(28,423)	14,515	(36,496)	61,712
Comprehensive (loss) income attributable to noncontrolling interest	(511)	330	(678)	1,404
Comprehensive (loss) income attributable to common shareholders	$(27,912)	$14,185	$(35,818)	$60,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

	For the three months ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	-	$-	175,028,835	$17	$645,627	$56,237	$(2,174,216)	$97,523	$(1,374,812)
Net income	-	-	-	-	-	-	4,131	93	4,224
At-the-market issuance of common stock, net of offering costs	-	-	3,180,548	1	64,422	-	-	-	64,423
Amortization of discount of convertible preferred stock	-	-	-	-	(745)	-	-	-	(745)
Other comprehensive income	-	-	-	-	-	10,054	-	237	10,291
Common stock dividends declared	-	-	-	-	-	-	(107,379)	-	(107,379)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(2,480)	(2,480)
Convertible preferred stock dividends	-	-	-	-	-	-	(656)	-	(656)
Net share settlement	-	-	-	-	4	-	(4)	-	-
Stock-based compensation	-	-	814	-	1,963	-	-	-	1,963
Balance at September 30, 2018	-	-	178,210,197	18	711,271	66,291	(2,278,124)	95,373	(1,405,171)

Balance at June 30, 2019	-	$-	183,122,757	$18	$855,425	$(18,960)	$(2,413,326)	$87,554	$(1,489,289)
Impact of change in accounting standard, net of tax	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(19,420)	(357)	(19,777)
Other comprehensive loss	-	-	-	-	-	(8,492)	-	(154)	(8,646)
Common stock dividends declared ($0.05 per share)	-	-	-	-	-	-	(9,632)	-	(9,632)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(173)	(173)
Exchange of noncontrolling interest	-	-	275,788	-	2,280	-	-	(2,280)	-
Equity settlement convertible preferred stock	-	-	8,677,163	1	87,499	-	-	-	87,500
Net share settlement	-	-	-	-	(67)	-	-	-	(67)
Stock-based compensation	-	-	12,871	-	2,845	-	-	-	2,845
Issuance of common stock - employee stock purchase plan	-	-	49,487	-	400	-	-	-	400
Balance at September 30, 2019	-	$-	192,138,066	$19	$948,382	$(27,452)	$(2,442,378)	$84,590	$(1,436,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the nine months ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	-	$-	174,851,514	$17	$644,328	$7,821	$(1,960,715)	$101,407	$(1,207,142)
Net income	-	-	-	-	-	-	1,838	24	1,862
At-the-market issuance of common stock, net of offering costs			3,180,548	1	64,422				64,423
Amortization of discount of convertible preferred stock	-	-	-	-	(2,235)	-	-	-	(2,235)
Other comprehensive income	-	-	-	-	-	58,470	-	1,380	59,850
Common stock dividends declared	-	-	-	-	-	-	(318,865)	-	(318,865)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(7,438)	(7,438)
Convertible preferred stock dividends	-	-	-	-	-	-	(1,968)	-	(1,968)
Net share settlement	-	-	-	-	(1,302)	-	(273)	-	(1,575)
Stock-based compensation	-	-	178,135	-	6,058	-	-	-	6,058
Impact of change in accounting standard	-	-	-	-	-	-	1,859	-	1,859
Balance at September 30, 2018	-	$-	178,210,197	$18	$711,271	$66,291	$(2,278,124)	$95,373	$(1,405,171)

Balance at December 31, 2018	-	$-	180,535,971	$18	$757,517	$30,105	$(2,373,218)	$92,375	$(1,493,203)
Impact of change in accounting standard, net of tax	-	-	-	-	-	-	(63,222)	-	(63,222)
Net income	-	-	-	-	-	-	21,739	523	22,262
At-the-market issuance of common stock, net of offering costs	-	-	1,176,186	-	21,641	-	-	-	21,641
Amortization of discount on convertible preferred stock	-	-	-	-	(993)	-	-	-	(993)
Other comprehensive loss	-	-	-	-	-	(57,557)	-	(1,201)	(58,758)
Common stock dividends declared ($0.05 per share)	-	-	-	-	-	-	(26,802)	-	(26,802)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(567)	(567)
Exchange of noncontrolling interest	-	-	666,576	-	6,540	-	-	(6,540)	-
Convertible preferred stock dividends	-	-	-	-	-	-	(875)	-	(875)
Equity settlement convertible preferred stock	-	-	8,677,163	1	87,499	-	-	-	87,500
Net share settlement	-	-	-	-	(1,832)	-	-	-	(1,832)
Stock-based compensation	-	-	353,498	-	7,930	-	-	-	7,930
Equity settled contingent consideration	-	-	645,385	-	11,178	-	-	-	11,178
Issuance of common stock - employee stock purchase plan	-	-	83,287	-	847	-	-	-	847
Equity component value of exchangeable note issuance, net	-	-	-	-	80,770	-	-	-	80,770
Deferred tax liability related to exchangeable note issuance	-	-	-	-	(3,499)	-	-	-	(3,499)
Sale of common stock warrant	-	-	-	-	50,819	-	-	-	50,819
Payment for bond hedge option	-	-	-	-	(70,035)	-	-	-	(70,035)
Balance at September 30, 2019	-	$-	192,138,066	$19	$948,382	$(27,452)	$(2,442,378)	$84,590	$(1,436,839)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Thousands)	2019	2018
Cash flow from operating activities
Net income	$22,262	$1,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307,571	342,311
Amortization of deferred financing costs and debt discount	30,045	18,340
Deferred income taxes	(6,137)	(6,081)
Straight-line revenues	(1,450)	(10,932)
Stock-based compensation	7,930	6,058
Change in fair value of contingent consideration	(28,530)	(687)
Gain on sale of real estate	(28,995)	-
Loss on sale of Uniti Fiber Midwest operations	2,242	-
Loss on asset disposal	5,206	2,721
Other	156	-
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	15,885	(14,848)
Other assets	4,560	(4,899)
Accounts payable, accrued expenses and other liabilities	56,551	66,090
Deferred revenue from prepaid rent - Bluebird / Uniti Fiber Midwest networks (Note 5)	174,500	-
Net cash provided by operating activities	561,796	399,935
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	(4,211)	-
Bluebird asset acquisition	(318,990)	-
Proceeds from sale of Uniti Fiber Midwest operations	6,400	-
NMS asset acquisitions	-	(3,299)
Other capital expenditures	(264,862)	(297,108)
Proceeds from sale of real estate, net of cash	130,429	-
Net cash used in investing activities	(451,234)	(300,407)
Cash flow from financing activities
Principal payments on debt	(15,810)	(15,810)
Dividends paid	(129,075)	(318,116)
Payments of contingent consideration	(32,253)	(18,640)
Distributions paid to noncontrolling interest	(2,873)	(7,438)
Borrowings under revolving credit facility	139,000	350,000
Payments under revolving credit facility	(203,981)	(90,000)
Capital lease payments	(3,179)	(3,819)
Payments for financing costs	(49,497)	-
Common stock issuance, net of costs	21,641	64,423
Proceeds from issuance of notes	345,000	-
Proceeds from sale of warrants	50,819	-
Payment for bond hedge option	(70,035)	-
Employee stock purchase program	847	-
Net share settlement	(1,832)	(1,575)
Net cash provided by (used in) financing activities	48,772	(40,975)
Effect of exchange rates on cash and cash equivalents	(43)	175
Net increase in cash and cash equivalents	159,291	58,728
Cash and cash equivalents at beginning of period	38,026	59,765
Cash and cash equivalents at end of period	$197,317	$118,493
Non-cash investing and financing activities:

Property and equipment acquired but not yet paid	$19,947	$11,446
Tenant capital improvements	122,577	124,036
Settlement of convertible preferred stock, Series A Shares	87,500	-
Settlement of contingent consideration through non-cash consideration	11,178	-
Exchange of noncontrolling interest through non-cash consideration	6,540	-

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

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of September 30, 2019, we are the sole general partner of the Operating Partnership and own approximately 98.2% of the partnership interests in the Operating Partnership.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements include all accounts of the Company and its wholly owned and/or controlled subsidiaries, including the Operating Partnership. Under the Accounting Standards Codification 810, Consolidation (“ASC 810”), the Operating Partnership is considered a variable interest entity and is consolidated in the Condensed Consolidated Financial Statements of Uniti Group Inc. because the Company is the primary beneficiary.  All material intercompany balances and transactions have been eliminated.

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

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market absent Uniti’s consent. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations.  Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and Windstream would require approval from the Public Utility Commissions and the Federal Communications Commission to cease providing service in those markets.  As a result, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote. Windstream has filed claims against us alleging, among other things: that the Master Lease should be recharacterized as a financing transaction, which would impact its treatment in Windstream’s bankruptcy (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and which could affect our status as a REIT; that the Master Lease is a lease of personal property; and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. A mediation of these claims is ongoing in Windstream’s bankruptcy. In connection with the mediation, Uniti has agreed to an extension of the assumption deadline for the Master Lease to December 7, 2019. In exchange, Windstream has provided certain assurances regarding the continued payment of rent pursuant to the Master Lease during the extension period and, following the expiration of the extension period, Windstream will continue to make payments under the Master Lease as they come due, unless and until Windstream obtains an order from the bankruptcy court permitting cessation of such payments.  A rejection of the Master Lease, an adverse determination by a judge on Windstream’s claims against us, or even a temporary disruption in payments to us, may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties, and could materially adversely affect our consolidated results of operations, liquidity and financial condition, including our ability to service debt, comply with debt covenants and maintain our status as a REIT.  As a result, conditions or events have been identified that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has considered the mitigating effects of management’s plans to alleviate the substantial doubt about the ability to continue as a going concern in the event there is a disruption in the payments due to us under the Master Lease prior to Windstream’s assumption or rejection of the lease, or in the event Windstream rejects the lease or if there is any adverse determinations in respect of Windstream’s claims.  Those plans include deferring, reducing or delaying cash dividends and capital expenditures, if necessary, paying one or more dividends that are required to maintain our REIT status in shares to the extent allowed under the IRS REIT rules, curtailing acquisition activities, accessing the capital markets and identifying alternative sources of liquidity. Based on our analysis, including consideration of the timing of petitioners’ requirements to make post-petition lease payments under U.S. bankruptcy law, and absent any adverse determination in respect to Windstream’s claims or disruptions in rent payments under the Master Lease, we believe that we have adequate liquidity to continue to fund our operations for twelve months after the issuance of the accompanying Condensed Consolidated Financial Statements absent any adverse determination in respect to Windstream’s claims or disruptions in rent payments under the Master Lease.  If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them. A rejection of the Master Lease, an adverse determination by a judge on Windstream’s claims against us, or even a temporary disruption in payments to us, may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties, and could materially adversely affect our consolidated results of operations, liquidity and financial condition, including our ability to service debt, comply with financial and other covenants and maintain our status as a REIT.

Although management has concluded the probability of a rejection of the Master Lease to be remote, and has noted the absence of any provision in the Master Lease that contemplates renegotiation of the lease and the lack of any ability of the bankruptcy court to unilaterally reset the rent or terms of the lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors.  The Company has evaluated its ability

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

to continue as a going concern in light of the possibility of a consensual renegotiation of the Master Lease, and the impact of any renegotiated lease on our compliance with our debt covenants.  We note that our Credit Agreement prohibits the Company from amending the Master Lease in a manner that, among other provisions, pro forma for any such amendment, would result in a consolidated secured leverage ratio that exceeds 5.0 to 1.0.  Furthermore, management has no intention to enter into a lease amendment that would violate our debt covenants.

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

Concentration of Credit Risks—Revenue under the Master Lease provided 65.3% and 69.6% of our revenue for the nine months ended September 30, 2019 and 2018, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease, succeed in its claim against us or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

Straight-Line Revenue Receivable—As discussed in “Recently Issued Accounting Standards” in this Note 2, we have adopted ASU No. 2016-02, Leases (“ASC 842”) effective January 1, 2019.  This standard supersedes prior guidance regarding the evaluation of collectability of lease receivables, including straight-line revenue receivables.  We have evaluated the collectability of our straight-line revenue receivable associated with the Master Lease in accordance with ASC 842.  At the date of adoption, due to uncertainties surrounding Windstream’s operations and liquidity, including uncertainties surrounding the outcome of Windstream’s pending litigation, we concluded that the receivable should be written off.  As a result, effective January 1, 2019, the Master Lease will be accounted for on a cash basis in accordance with ASC 842, until a time at which there is more certainty regarding Windstream’s decision to assume or reject the Master Lease.  At the adoption of ASC 842, we reflected the write off as a $61.5 million adjustment to equity resulting from the change in accounting standard.

Exchangeable Notes and Related Transactions—On June 28, 2019, Uniti Fiber Holdings, Inc. (“Uniti Fiber”), a subsidiary of the Company, issued $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”).  The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, because the conversion feature in the Exchangeable Notes is not bifurcated pursuant to ASC 815, Derivatives and Hedging, and because the conversion can be settled in cash, shares, or a combination thereof, the Exchangeable Notes were separated into a liability component and an equity component in a manner that reflects Uniti Fiber’s non-convertible debt borrowing rate. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. See Note 10.

In connection with the offering of the Exchangeable Notes, Uniti Fiber entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers (as defined in Note 10) or their respective affiliates (collectively, the “Counterparties”).  In addition, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of $16.42 per share.  The warrant transactions may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the strike price of the Warrants. While the Note Hedge Transactions and the Warrants meet the definition of a derivative in ASC 815-10-15-83, they each meet the equity scope exception specified in ASC 815-10-15-74(a); as such, the Warrants and the Notes Hedge

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Transactions are not accounted for as derivatives that must be remeasured each reporting period and instead, are recorded in stockholders’ equity.  See Note 8.

Reclassifications—Certain prior year asset categories and related amounts in Note 7 have been reclassified to conform with current year presentation.

Transaction Related and Other Costs—The Company expenses non-capitalizable transaction related and other costs in the period in which they are incurred and services are received. Transaction related costs include incremental acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs.  Pursuit and transaction costs include professional services (legal, accounting, advisory, regulatory, etc.), finder’s fees, travel expenses, and other direct expenses associated with an acquisition.  Integration costs include direct costs necessary to integrate an acquired business, including professional services, systems and data conversion, severance and retention bonuses payable to employees of an acquired business.  In addition, other costs, such as costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us (see Note 13), and costs associated with the implementation of our new enterprise resource planning system are included within this line item on the Condensed Consolidated Statements of Income.

Recently Issued Accounting Standards

Leases—Effective January 1, 2019, we account for leases in accordance with ASC 842. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is comprised of amortization on the right-of-use (“ROU”) asset and interest expense recognized based on an effective interest method, or as a single lease cost recognized on a straight-line basis over the term of the lease, respectively. A lessee is also required to record an ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The accounting for lessors remains largely unchanged. Leases with a term of 12 months or less will be accounted for consistent with existing guidance for operating leases today.

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

Note 3. Revenues

The following is a description of principal activities, separated by reportable segments (see Note 12), from which the Company generates its revenues.

Leasing

Leasing revenue represents the results from our leasing business, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Due to the nature of these activities, they are outside the scope of the guidance of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), and are recognized under other applicable guidance, including ASC 842 and, for periods prior to January 1, 2019, ASC 840. See Note 4.

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

v.

Dark fiber arrangements represent operating leases under ASC 842 and are outside the scope of Topic 606.  When (a) a customer makes an advance payment or (b) a customer is contractually obligated to pay any amounts in advance, which is not deemed a separate performance obligation, deferred leasing revenue is recorded. This leasing revenue is recognized ratably over the expected term of the contract, unless the pattern of service suggests otherwise.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2019	2018	2019	2018
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$31,449	$32,920	$97,055	$99,740
Enterprise and wholesale	21,591	16,052	57,561	47,032
E-Rate and government	18,879	16,463	63,407	44,850
Other	475	887	2,158	2,755
Fiber Infrastructure	$72,394	$66,322	$220,181	$194,377
Consumer CLEC	2,729	3,365	8,663	10,752
Total revenue from contracts with customers	75,123	69,687	228,844	205,129
Revenue accounted for under other applicable guidance	188,506	182,949	560,230	541,751
Total revenue	$263,629	$252,636	$789,074	$746,880

At September 30, 2019, and December 31, 2018, lease receivables were $26.3 million and $45.5 million, respectively, and receivables from contracts with customers were $60.4 million and $57.1 million, respectively.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and nine months ended September 30, 2019, we recognized revenues of $0.8 million and $3.3 million, respectively, that was included in the December 31, 2018 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$5,540	$15,473
Balance at September 30, 2019	$11,116	$14,128

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of September 30, 2019, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $598.4 million, of which $526.7 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.5 years, while $71.7 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 5.1 years.

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

We exclude from the transaction price any amounts collected from customers for sales taxes and therefore, such amounts are not included in revenue.

Note 4. Leases

Lessor Accounting

We lease communications towers, ground, communications equipment, and dark fiber to tenants under operating leases. Our leases have initial lease terms ranging from five to 20 years, most of which includes options to extend or renew the leases for five to 80 years (based on the satisfaction of certain conditions as defined in the lease agreements), and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

The components of lease income for the three and nine months ended September 30, 2019 are as follows:

(Thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease income - operating leases	$188,506	$560,230

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms are as follows:

(Thousands)	September 30, 2019 (1)	December 31, 2018 (2)
2019	$177,639	$724,269
2020	730,486	693,596
2021	724,909	696,713
2022	727,167	699,561
2023	730,184	702,663
Thereafter	4,983,671	4,706,951
Total lease receivables	$8,074,056	$8,223,753
(1) Total future minimum lease payments to be received include $7.2 billion relating to the Master Lease with Windstream.
(2) Prior period amounts have not been adjusted under the modified retrospective transition approach.

The underlying assets under operating leases where we are the lessor as of September 30, 2019 are summarized as follows:

(Thousands)	September 30, 2019
Land	$27,392
Building and improvements	340,995
Real property interest	-
Poles	257,116
Fiber	2,801,312
Equipment	345
Copper	3,774,931
Conduit	89,770
Tower assets	146,401
Capital lease assets	32,660
Other assets	10,262
7,481,184
Less: accumulated depreciation	(4,965,928)
Underlying assets under operating leases, net	$2,515,256

Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and nine months ended September 30, 2019 is summarized as follows:

(Thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Depreciation expense for underlying assets under operating leases	$73,606	$224,973

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

As of September 30, 2019, we have short term lease commitments amounting to approximately $1.8 million, for colocation and dark fiber arrangements.

The components of lease cost for the three and nine months ended September 30, 2019 are as follows:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of ROU assets	$1,283	$3,179
Interest on lease liabilities	1,571	3,192
Total finance lease cost	2,854	6,371
Operating lease cost	6,024	19,278
Short-term lease cost	522	1,451
Variable lease cost	47	304
Less sublease income	(2,479)	(7,857)
Total lease cost	$6,968	$19,547

Amounts reported in the Condensed Consolidated Balance Sheets for leases where we are the lessee as of September 30, 2019 were as follows:

(Thousands)	Location on Condensed Consolidated Balance Sheets	September 30, 2019
Operating leases
ROU asset, net	Other assets, net	$112,579
ROU liability	Accounts payable, accrued expenses and other liabilities, net	112,365

Finance leases
ROU asset, gross	Property, plant and equipment, net	$129,712
ROU liability	Finance lease obligations	55,225

Weighted-average remaining lease term
Operating leases		10.4 years
Finance leases		14.0 years

Weighted-average discount rate
Operating leases		9.8%
Finance leases		8.0%

Other information related to leases as of September 30, 2019 are as follows:

(Thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,192
Operating cash flows from operating leases	20,519
Financing cash flows from finance leases	3,179

Non-cash items:
New operating leases	$23,706
New finance leases	3,240

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Future lease payments under non-cancellable leases as of September 30, 2019 are as follows:

(Thousands)	Operating Leases	Finance Leases
2019	$6,258	$2,099
2020	24,159	7,598
2021	22,135	6,839
2022	19,650	6,708
2023	17,462	6,689
Thereafter	99,334	58,162
Total undiscounted lease payments	$188,998	$88,095
Less: imputed interest	(76,633)	(32,870)
Total lease liabilities	$112,365	$55,225

Future minimum rental payments under non-cancellable operating leases as of December 31, 2018(1) were as follows:

(Thousands)
2019	$10,585
2020	7,543
2021	4,815
2022	3,186
2023	2,382
Thereafter	15,269
Total	$43,780
(1) Prior period amounts have not been adjusted under the modified retrospective transition approach.

Future minimum rental payments under capital leases in effect as of December 31, 2018(1) were as follows:

(Thousands)
2019	$8,683
2020	7,357
2021	6,638
2022	6,484
2023	6,457
Thereafter	52,533
Total minimum payments	88,152
Less amount representing interest	(32,870)
Total	$55,282
(1) Prior period amounts have not been adjusted under the modified retrospective transition approach.

Future sublease rentals as of September 30, 2019 are as follows:

(Thousands)	Sublease Rentals
2019	$2,970
2020	9,431
2021	9,461
2022	9,493
2023	9,570
Thereafter	98,640
Total	$139,565

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 5. Business Combinations, Asset Acquisitions and Dispositions

2019 Transactions

Bluebird Network, LLC

On August 30, 2019, the Company closed on its operating company/property company (“OpCo-PropCo”) transaction with Macquarie Infrastructure Partners (“MIP”) to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets division of Macquarie Group.  Bluebird’s network consists of approximately 178,000 fiber strand miles in the Midwest across Missouri, Kansas, Illinois and Oklahoma. In the transaction, Uniti purchased the Bluebird fiber network and MIP purchased the Bluebird operations. In addition, Uniti sold Uniti Fiber’s Midwest operations to MIP, while Uniti retains its existing Midwest fiber network. Uniti acquired the fiber network of Bluebird for $319 million, of which $175 million was funded by Uniti in cash and $144 million from pre-paid rent received from MIP at closing. The pre-paid rent is recorded within Deferred Revenue on our Condensed Consolidated Balance Sheet.  In connection with the sale of the Company’s Midwest operations, we received total upfront cash of approximately $37 million, including related pre-paid rent received from MIP at closing. Concurrently with the closing of these transactions, Uniti has leased the Bluebird fiber network and its Midwest fiber network on a combined basis to MIP, under a long-term triple net lease. The lease is reported within the results of our Leasing segment.  The Midwest operations that was sold to MIP was previously reported in our Fiber Infrastructure segment.

The acquisition of the Bluebird network was accounted for as an asset acquisition.  The following is a summary of the estimated fair values of the assets acquired:

(thousands)
Property, plant and equipment	$141,583
Right of use asset	5,851
Intangible asset, net	171,556
Total purchase consideration	$318,990

The right of use assets are recorded within Other Assets, net on our Condensed Consolidated Balance Sheets.  Of the $171.6 million of intangible assets acquired, $128.1 million is related to rights of way with an indefinite life, while $43.5 million is related to leasehold interests and have a life of 25 years.

Upon the sale of our Midwest operations, we recognized an approximately $2.2 million net loss, which is recorded within Other (Income) Expense on the Condensed Consolidated Statements of Income.  This loss included the allocation of approximately $2.2 million of goodwill.  See Note 9.

Sale of Ground Lease Portfolio

On May 23, 2019, the Company completed the sale of substantially all of its U.S. ground lease business.  During second quarter, we received cash consideration of $30.7 million resulting in a pre-tax gain of $5.0 million.  We sold an additional ground lease during the third quarter, receiving cash consideration of $2.9 million.

Sale of Latin American Tower Portfolio

On April 2, 2019, the Company completed the sale of the Uniti Towers’ Latin America business (“LATAM”) to an entity controlled by Phoenix Towers International for cash consideration of $101.6 million resulting in a pre-tax gain of $23.8 million.

JKM Consulting Inc. (M2 Connections)

On March 25, 2019, we acquired 100% of the outstanding equity of JKM Consulting Inc. d/b/a M2 Connections (“M2”) for cash consideration of $5.5 million. M2 is a dark fiber and internet access provider primarily to educational institutions in Alabama. This acquisition strengthens Uniti Fiber’s relationships with new E-Rate customers.  The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill of $1.7 million within our Fiber Infrastructure segment. See Note 12. For federal income tax purposes, the transaction was treated as a taxable acquisition. Thus, all of the goodwill is expected to be deductible for tax purposes. The financial results of M2 are included in the Fiber Infrastructure segment from the date of acquisition and were not

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The following table summarizes the fair value of our financial instruments at September 30, 2019 and December 31, 2018:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2019
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,998,748	$-	$1,998,748	$-
Senior secured notes - 6.00%, due April 15, 2023	532,125	-	532,125	-
Senior unsecured notes - 8.25%, due October 15, 2023	999,000	-	999,000	-
Senior unsecured notes - 7.125%, due December 15, 2024	520,500	-	520,500	-
Exchangeable senior notes - 4.00%, due June 15, 2024	303,169	-	303,169	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	574,961	-	574,961	-
Derivative liability	27,761		27,761
Contingent consideration	11,440	-	-	11,440
Total	$4,967,704	$-	$4,956,264	$11,440

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2018
Assets
Derivative asset	$31,043	$-	$31,043	$-
Total	$31,043	$-	$31,043	$-

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,877,303	$-	$1,877,303	$-
Senior secured notes - 6.00%, due April 15, 2023	504,625	-	504,625	-
Senior unsecured notes - 8.25%, due October 15, 2023	965,700	-	965,700	-
Senior unsecured notes - 7.125%, due December 15, 2024	496,500	-	496,500	-
Senior secured revolving credit facility, variable rate, due April 24, 2020	639,936	-	639,936	-
Contingent consideration	83,401	-	-	83,401
Total	$4,567,465	$-	$4,484,064	$83,401

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $5.23 billion at September 30, 2019, with a fair value of $4.97 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 8. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.

Given the limited trade activity of the Exchangeable Notes, the fair value of the Exchangeable Notes (see Note 10) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy. Specifically, we estimated the fair value of the Exchangeable Notes based on readily available external pricing information, quoted market prices, and current market rates for similar convertible debt instruments.

The merger agreement related to the July 3, 2017 acquisition of Hunt Telecommunications, LLC (“Hunt”) contained a contingent consideration arrangement (the “Hunt Contingent Consideration”) upon the achievement of certain defined revenue milestones.  The fair value of the Hunt Contingent Consideration was determined using the closing price of our common shares in the active market and probability of expected declared dividends and is classified as Level 3.  On January 4, 2019, in accordance with the merger agreement, we settled the Hunt Contingent Consideration in full satisfaction of the obligation through the issuance of 645,385 common shares having a fair value of $11.2 million.

We acquired Tower Cloud, Inc. (“Tower Cloud”) on August 31, 2016.  As part of the Tower Cloud acquisition, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. We recorded the estimated fair value of future contingent consideration of $11.4 million as of September 30, 2019. The fair value of the contingent consideration as of September 30, 2019, was determined using a discounted cash flow model and probability adjusted estimates of the future operational milestones and is classified as Level 3. During the nine months ended September 30, 2019 and 2018, we paid $32.2 million and $18.6 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statement of Income in the period in which the change occurs.  For the three and nine months ended September 30, 2019, there was a $3.0 million and $28.5 million, respectively, decrease in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of Income.

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2018	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	September 30, 2019
Contingent consideration	$83,401	$-	$(28,530)	$(43,431)	$11,440

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 7. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	September 30, 2019	December 31, 2018
Land	Indefinite	$28,287	$29,304
Building and improvements	3 - 40 years	354,726	340,238
Real property interests	(1)	3,285	34,878
Poles	30 years	257,116	248,989
Fiber	30 years	3,364,288	3,005,304
Equipment	5 - 7 years	280,781	256,838
Copper	20 years	3,774,931	3,721,649
Conduit	30 years	89,770	89,692
Tower assets	20 years	148,034	120,073
Capital lease assets	(1)	129,712	123,017
Other assets	15 - 20 years	12,303	11,524
Corporate assets	3 - 7 years	5,014	4,214
Construction in progress	(1)	111,115	137,585
		8,559,362	8,123,305
Less accumulated depreciation		(5,188,211)	(4,914,299)
Net property, plant and equipment		$3,371,151	$3,209,006
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three and nine months ended September 30, 2019 was $94.9 million and $288.9 million, respectively.  Depreciation expense for the three and nine months ended September 30, 2018 was $106.5 million and $323.4 million, respectively.

Note 8. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.05 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%. The Company does not currently have any master netting arrangements related to its derivative contracts.

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	September 30, 2019	December 31, 2018
Interest rate swaps	Derivative asset	$-	$31,043
Interest rate swaps	Derivative liability	$27,761	$-

As of September 30, 2019, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability balance. As of December 31, 2018, all of the interest rate swaps were valued in net unrealized gain positions and recognized as asset balances within the derivative asset balance. For the three and nine months ended September 30, 2019, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $7.9 million and $54.0 million, respectively. For the three and nine months ended September 30, 2018, the amount recorded in other comprehensive income related to the unrealized gain on derivative instruments was $7.6 million and $54.0 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2019, was a benefit of $0.7 million and $4.7 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income for the

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

three and nine months ended September 30, 2018, was $0.1 million and $3.7 million, respectively. For the three and nine months ended September 30, 2019 and 2018, there was no ineffective portion of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, beginning October 1, 2019, we estimate that $3.0 million will be reclassified as a benefit to interest expense.

Exchangeable Notes Hedge Transactions

On June 25, 2019, concurrently with the pricing of the Exchangeable Notes (see Note 10), and on June 27, 2019, concurrently with the exercise by the Initial Purchasers (as defined below) of their option to purchase additional Exchangeable Notes, Uniti Fiber, the issuer of the Exchangeable Notes, entered into the Note Hedge Transactions with certain of the Counterparties. The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 9. Goodwill and Intangible Assets and Liabilities

Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2019, are as follows:
(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2018	$692,385	$692,385
Goodwill purchase accounting adjustments - See Note 5	(1,269)	(1,269)
Goodwill associated with 2019 acquisitions and dispositions, net	(444)	(444)
Goodwill at September 30, 2019	690,672	690,672

In connection with the sale of our Uniti Fiber Midwest operations to MIP in the third quarter of 2019 (See Note 5), we allocated approximately $2.2 million of goodwill to the carrying value of the business being sold. This allocation was done using the relative fair value approach as prescribed by ASC 350, Intangibles – Goodwill and Other.

The carrying value of the intangible assets is as follows:
(Thousands)	September 30, 2019			December 31, 2018
	Original Cost	Cumulative Translation Adjustment	Accumulated Amortization	Original Cost	Cumulative Translation Adjustment	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$2,000	$-	$-
Rights of Way	128,027	-	-	-	-	-

Finite life intangible assets:
Customer lists	450,597	-	(87,500)	451,997	-	(69,393)
Leasehold Interest	43,530	-	-	-	-	-
Tenant contracts(3)	-	-	-	37,386	411	(3,293)
Network(1)(3)	-	-	-	13,541	144	(1,192)
Acquired below-market leases(3)	-	-	-	1,509	-	(289)

Total intangible assets	$624,154			506,988
Less: Accumulated amortization	(87,500)			(74,167)
Total intangible assets, net	$536,654			$432,821

Finite life intangible liabilities:
Acquired above-market leases(3)	$-	$-	$-	$3,440	$(182)	$(624)

Total intangible liabilities	-			3,258
Less: Accumulated amortization	-			(624)
Total intangible liabilities, net(2)	$-			$2,634
(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity that currently exists on these towers as of the valuation date.
(2)	Recorded in accounts payable, accrued expenses and other liabilities on the Condensed Consolidated Balance Sheet.
(3)	Uniti Towers’ Latin American intangible assets were sold on April 2, 2019. See Note 5.

As of September 30, 2019, the remaining weighted average amortization period of the Company’s intangible assets was 18.3 years. Amortization expense for the three and nine months ended September 30, 2019 was $6.3 million and $18.6 million, respectively. Amortization expense for the three and nine months ended September 30, 2018 was $6.3 million and $19.0 million, respectively.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Amortization expense is estimated to be $26.0 million for the full year of 2019, $25.5 million in 2020, $24.7 million in 2021, $24.6 million in 2022, and $24.6 million for 2023.

Note 10. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	September 30, 2019	December 31, 2018
Principal amount	$5,230,017	$4,965,808
Less unamortized discount, premium and debt issuance costs	(219,730)	(119,575)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,010,287	$4,846,233

Notes and other debt at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019		December 31, 2018
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 7.45%)	$2,049,998	(80,528)	$2,065,808	$(70,337)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(6,013)	550,000	(7,116)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(30,383)	1,110,000	(34,900)
Senior unsecured notes - 7.125% due December 15, 2024	600,000	(6,540)	600,000	(7,222)
Senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 11.1%)	345,000	(88,957)	-	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	575,019	(7,310)	640,000	-
Total	$5,230,017	$(219,730)	$4,965,808	$(119,575)

At September 30, 2019, notes and other debt included the following: (i) $2.05 billion under the Senior Secured Term Loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”); (iv) $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes,” and together with the Secured Notes and 2023 Notes, the “Notes”); (v) $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”) and (vi) $575 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2022 pursuant to the Credit Agreement (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”).

Credit Agreement

The Operating Partnership and its wholly owned subsidiaries, CSL Capital, LLC and Uniti Group Finance Inc. (collectively, the “Borrowers”) are party to the Credit Agreement, which provides for the Term Loan Facility (in an initial principal amount of $2.14 billion) and the Revolving Credit Facility. The term loans bear interest at a rate equal to LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.00% and are subject to amortization of 1.0% per annum. All obligations under the Credit Agreement are

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s wholly owned subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes. The Revolving Credit Facility initially bore interest at a rate equal to LIBOR plus 1.75% to 2.25% based on our consolidated secured leverage ratio, as defined in the Credit Agreement subject to changes resulting from the Fifth Amendment discussed below.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur (i) incremental term loan borrowings and/or increased commitments under the Credit Agreement in an unlimited amount, so long as, on a pro forma basis after giving effect to any such borrowings or increases, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00 and (ii) other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2019, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the fourth amendment (the “Fourth Amendment”) to our Credit Agreement. During the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, the Fourth Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. The Fourth Amendment also increased the interest rate on our Term Loan Facility, which now bears a rate of LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.0%, a 200 basis point increase over our previous rate. This increase will remain in effect through the remaining term of the facility, which matures on October 24, 2022.  The limited waiver would not apply to any going concern opinion we might receive from our auditors for our 2019 audited financial statements. If we conclude that we have substantial doubt as to our ability to continue as a going concern at such time, whether as a result of continued uncertainty around Windstream’s future and the status of our Master Lease or otherwise, we would be in default under our Credit Agreement absent a new waiver or consent.  We can provide no assurances as to whether we would be able to obtain a waiver or the terms thereof.

A termination of the Master Lease would result in an “event of default” under the Credit Agreement if a replacement lease was not entered into within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

On June 24, 2019, we entered into an amendment (the “Fifth Amendment”) to our Credit Agreement to extend the maturity date of $575.9 million of commitments under the Revolving Credit Facility to April 24, 2022 and to pay down approximately $101.6 million of outstanding revolving loans and terminate the related commitments. The maturity date of approximately $72.4 million of other commitments was not extended. On June 28, 2019, the Company repaid approximately $174.0 million in total borrowings, which consisted of the $101.6 million required repayment pursuant to the Fifth Amendment and $72.4 million of non-extended borrowings, thereby terminating the non-extended commitments. As a result, all remaining $575.9 million of commitments will terminate on April 24, 2022, at which time all outstanding borrowings must be repaid. The Company used a portion of the net proceeds from the offering of Exchangeable Notes described below to fund the repayments. The Fifth Amendment increased the applicable margin for base rate loans under the Revolving Credit Facility to a range of 2.75% to 3.25% and for Eurodollar rate loans under the Revolving Credit Facility to a range of 3.75% to 4.25%, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

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

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2019, we recognized $4.3 million and $11.8 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.  For the three and nine months ended September 30, 2018, we recognized $3.7 million and $11.0 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

Note 11. Earnings Per Share

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

Prior to the second quarter of 2019, the earnings-per-share impact of the Company’s 3% Convertible Preferred Stock, $0.0001 par value (“Series A Shares”), issued in connection with the May 2, 2016 acquisition of PEG Bandwidth, LLC, was calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provided Uniti the option to settle the instrument in cash or

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

shares.  During the second quarter of 2019, the Company received notice from the holder of the Series A Shares of its election to convert all its shares, and the Company made an election to issue shares upon conversion, which occurred on July 2, 2019.  As a result, the earnings-per-share impact for the three and nine months ended September 30, 2019, is calculated based on the shares outstanding from the issuance date through September 30, 2019.

The dilutive effect of the Exchangeable Notes (see Note 10) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares.  The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method.  During the three and nine months ended September 30, 2019, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The July 3, 2017 merger agreement for our acquisition of Hunt provided for the issuance of additional common shares upon the achievement of certain defined revenue milestones. See Note 6. The earnings per share impact of the Hunt Contingent Consideration is calculated under the method described in ASC 260 for the treatment of contingently issuable shares in weighted-average shares outstanding.  On January 4, 2019, we settled the Hunt Contingent Consideration in full satisfaction of the obligation through the issuance of 645,385 common shares having a fair value of $11.2 million.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2019	2018	2019	2018
Basic earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(19,420)	$4,131	$21,739	$1,838
Less: Income allocated to participating securities	(50)	(395)	(301)	(1,264)
Income allocated to participating securities on share settled contingent consideration arrangements	-	(260)	-	(728)
Dividends declared on convertible preferred stock	-	(656)	(656)	(1,968)
Amortization of discount on convertible preferred stock	-	(745)	(993)	(2,235)
Net (loss) income attributable to common shares	$(19,470)	$2,075	$19,789	$(4,357)
Denominator:
Basic weighted-average common shares outstanding	191,940	175,396	185,746	175,101
Basic earnings (loss) per common share	$(0.10)	$0.01	$0.11	$(0.02)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2019	2018	2019	2018
Diluted earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(19,420)	$4,131	$21,739	$1,838
Less: Income allocated to participating securities	(50)	(395)	(301)	(1,264)
Income allocated to participating securities on share settled contingent consideration arrangements	-	(260)	-	(728)
Dividends declared on convertible preferred stock	-	(656)	(656)	(1,968)
Amortization of discount on convertible preferred stock	-	(745)	(993)	(2,235)
Impact on if-converted dilutive securities	-	-	-	-
Net (loss) income attributable to common shares	$(19,470)	$2,075	$19,789	$(4,357)
Denominator:
Basic weighted-average common shares outstanding	191,940	175,396	185,746	175,101
Effect of dilutive non-participating securities	-	257	-	-
Impact on if-converted dilutive securities	-	-	-	-
Weighted-average shares for dilutive earnings per common share	191,940	175,653	185,746	175,101
Dilutive earnings (loss) per common share	$(0.10)	$0.01	$0.11	$(0.02)

For the three and nine months ended September 30, 2019, 27,758,769 potential common shares related to the Exchangeable Notes and 517,060 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.  For the three and nine months ended September 30, 2018, 632,484 potential common shares related to Hunt Contingent Consideration were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

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

Towers: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate and lease space on communications towers to wireless service providers and other tenants in the United States.  On April 2, 2019, the Company completed the sale of LATAM and no longer has on-going operations in Latin America.  On May 23, 2019, the Company completed the sale of substantially all of its ground lease business located across the United States.  See Note 5.

Consumer CLEC: Represents the operations of Talk America Services (“Talk America”) through which we operate the Consumer CLEC Business, which prior to the Spin-Off was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long distance services to customers in the eastern and central United States.  We have commenced a wind down of our Consumer CLEC business, which we estimate will be completed during the second quarter of 2020.

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

Selected financial data related to our segments is presented below for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$179,648	$77,979	$3,273	$2,729	$-	$263,629

Adjusted EBITDA	$178,095	$30,536	$(417)	$465	$(6,021)	$202,658
Less:
Interest expense						104,655
Depreciation and amortization	70,227	28,652	1,643	594	50	101,166
Other expense, net						540
Transaction related and other costs						15,179
Gain on sale of real estate	(131)	-	(74)	-	-	(205)
Stock-based compensation						2,845
Income tax benefit						(1,745)
Net loss						$(19,777)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended September 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$174,822	$70,130	$4,319	3,365	$-	$252,636

Adjusted EBITDA	$174,123	$28,480	$1,213	$765	$(5,421)	$199,160
Less:
Interest expense						80,406
Depreciation and amortization	83,857	26,605	1,734	498	54	112,748
Other income, net						(1,038)
Transaction related and other costs						2,323
Stock-based compensation						1,963
Income tax benefit						(1,466)
Net income						$4,224

	Nine Months Ended September 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$532,773	$236,139	$11,499	$8,663	$-	$789,074

Adjusted EBITDA	$528,727	$97,572	$(134)	$1,676	$(18,044)	$609,797
Less:
Interest expense						286,842
Depreciation and amortization	216,254	85,405	4,470	1,286	156	307,571
Other income, net						(24,848)
Transaction related and other costs						28,883
Gain on sale of real estate	(5,091)	-	(23,904)	-	-	(28,995)
Stock-based compensation						7,930
Income tax expense						10,152
Net income						$22,262

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Nine Months Ended September 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$521,481	$204,486	$10,161	$10,752	$-	$746,880

Adjusted EBITDA	$519,848	$87,080	$(417)	$2,606	$(16,245)	$592,872
Less:
Interest expense						237,398
Depreciation and amortization	257,055	78,754	4,786	1,495	221	342,311
Other income, net						(1,574)
Transaction related and other costs						12,025
Stock-based compensation						6,058
Income tax benefit						(5,208)
Net income						$1,862

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

On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York against the Company and certain of its affiliates, alleging¸ among other things, that the Master Lease should be recharacterized as a financing arrangement, that the Master Lease is a lease of personal property, and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. If the Master Lease is recharacterized as a financing arrangement, Windstream would be deemed the true owner of the property subject to the Master Lease, and Uniti would be treated as a creditor of Windstream rather than as a landlord, which could significantly affect current payments to us under the Master Lease, the ultimate treatment of our claims (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and our status as a REIT. If the Master Lease is determined to be a lease of personal property, the deadline for Windstream Holdings to assume or reject the Master Lease would be the confirmation of its plan by the bankruptcy court, and Windstream may seek from the bankruptcy court relief from its current performance obligations during the bankruptcy case. If the constructive fraudulent transfer claim is successful, Uniti may be required to repay Windstream the amount of rent payments and tenant capital improvements since at least the third quarter of 2017.  In parallel with this filing, Windstream Holdings also filed a motion to stay the deadline under which Windstream must assume or reject the Master Lease pending the resolution of issues raised in the complaint.  A mediation of these claims is ongoing in Windstream’s bankruptcy. In connection with the mediation, Uniti has agreed to an extension of the assumption deadline for the Master Lease to December 7, 2019. In exchange,

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Windstream has provided certain assurances regarding the continued payment of rent pursuant to the Master Lease during the extension period and following the expiration of the extension period, Windstream will continue to make payments under the Master Lease as they come due, unless and until Windstream obtains an order from the bankruptcy court permitting cessation of such payments.

We believe that it is unlikely that a court will determine that the Master Lease should be recharacterized as a financing transaction, that the Master Lease is a lease of personal property, or that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers.  We intend to defend this matter vigorously, and, because it is still in its preliminary stages, have not yet determined what effect these claims will have, if any, on our financial position or results of operations.  As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.  However, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors. Any adverse determination or judicial decision could have a material adverse effect on our business, financial position or results of operations.

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserts claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the 2015 Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.  SLF seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. On September 26, 2019, the case was transferred to United States District Court for the District of Delaware. As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

On October 25, 2019, Ibrahim E. Safadi filed a putative class action in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers alleging violations of federal securities laws.  The putative class action seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The lawsuit asserts violations under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose that the Spin-Off and entry in the Master Lease violated certain debt covenants of Windstream.  The lawsuit seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.  As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2019.

Note 14. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three and nine months ended September 30, 2019 and 2018:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2019	2018	2019	2018
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period attributable to common shareholders	$(18,960)	$55,074	$30,042	$6,351
Other comprehensive (loss) income before reclassifications	(7,906)	7,651	(53,989)	53,968
Amounts reclassified from accumulated other comprehensive income	(739)	93	(4,705)	3,649
Balance at end of period	(27,605)	62,818	(28,652)	63,968
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(153)	179	(1,200)	1,329
Balance at end of period attributable to common shareholders	(27,452)	62,639	(27,452)	62,639
Foreign currency translation gain (loss):
Balance at beginning of period attributable to common shareholders	-	1,163	63	1,470
Translation adjustments	-	2,547	-	2,233
Amounts reclassified from accumulated other comprehensive income	-	-	(63)	-
Balance at end of period	-	3,710	-	3,703
Less: Other comprehensive income attributable to noncontrolling interest	-	58	-	51
Balance at end of period attributable to common shareholders	-	3,652	-	3,652
Accumulated other comprehensive income at end of period	$(27,452)	$66,291	$(27,452)	$66,291

Note 15. Capital Stock

Until June 15, 2019, we had an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. As of September 30, 2019, the Company has issued and sold an aggregate of 6.7 million shares of common stock at a weighted average price of $19.92 per share under the ATM Program, receiving net proceeds of $131.2 million, after commissions of $1.7 million and other offering costs.  The ATM Program is currently suspended following the June 15, 2019 expiration of the Registration Statement.

On July 2, 2019, the Company issued 8,677,163 shares of its commons stock in connection with the conversion by PEG Bandwidth Holdings, LLC of 87,500 shares of the Series A Shares.  The Company issued common stock with a total value of $87.5 million, with the total number of shares calculated based on the five-day volume weighted average price of its common stock ending on June 27, 2019.  Upon conversion, all outstanding Series A Shares were cancelled and no longer remain outstanding.  The issuance by the Company of the common stock was made in reliance upon the exception from registration requirements pursuant to Section 3(a)(9) of the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2019. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of September 30, 2019, we are the sole general partner of the Operating Partnership and own approximately 98.2% of the partnership interests in the Operating Partnership.

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

We manage our operations as four reportable business segments in addition to our corporate operations:

Leasing Segment: Represents the results from our leasing business, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis.  Uniti Leasing is a component of our REIT operations.

Fiber Infrastructure Segment: Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.

Towers Segment: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate and lease space on communications towers to wireless service providers and other tenants in the United States. On April 2, 2019, the Company completed the sale of LATAM and no longer has on-going operations in Latin America.  On May 23, 2019, the Company completed the sale of substantially all of its ground lease business located across the United States. Uniti Towers is a component of our REIT operations.

Consumer CLEC Segment: Represents the operations of Talk America through which we operate the Consumer CLEC Business that prior to the Spin-Off was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long-distance services to customers in the eastern and central United States.  We have commenced a wind down of our Consumer CLEC business, which we estimate will be completed during the second quarter of 2020.

Corporate Operations: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, information technology systems, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items.  For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 12 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market absent Uniti’s consent. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations.  Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and Windstream would require approval from the Public Utility Commissions and the Federal Communications Commission to cease providing service in those markets.  As a result, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote. Windstream has filed claims against us alleging, among other things: that the Master Lease should be recharacterized as a financing transaction, which would impact its treatment in Windstream’s bankruptcy (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and could affect our status as a REIT; that the Master Lease is a lease of personal property; and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. A mediation of these claims is ongoing in Windstream’s bankruptcy. In connection with the mediation, Uniti has agreed to an extension of the assumption deadline for the Master Lease to December 7, 2019. In exchange, Windstream has provided certain assurances regarding the continued payment of rent pursuant to the Master Lease during the extension period and following the expiration of the extension period, Windstream will continue to make payments under the Master Lease as they come due, unless and until Windstream obtains an order from the bankruptcy court permitting cessation of such payments.  A rejection by Windstream of the Master Lease, an adverse determination by a judge on Windstream’s claims against us, or Windstream’s inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with debt covenants and maintain our status as a REIT.

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

Although the Master Lease contains no provision that contemplates renegotiation of the lease and the bankruptcy court has no ability to unilaterally reset the rent or terms of the Master Lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors.  Any adverse determination or judicial decision or disruption in rent payments could have a material adverse effect on our business, financial position or results of operations, including our ability to comply with financial and other covenants in our debt instruments.

See in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information concerning the impact Windstream’s bankruptcy and related claims may have on our REIT status, operations and financial condition.

Going Concern. There are conditions and events which raise substantial doubt about our ability to continue as a going concern, and in its opinion on our December 31, 2018 financial statements, PricewaterhouseCoopers LLP, our independent registered public accounting firm, expressed substantial doubt as to whether we could continue as a going concern during the one year period following the date those financial statements were issued as a result of Windstream’s bankruptcy petition and its potential uncertain effects on the Master Lease. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We expect Windstream will continue to perform on the Master Lease and believe it is unlikely that Windstream will reject the Master Lease because the Master Lease is central to Windstream’s operations. We also believe that it is unlikely that a court will determine that the Master Lease should be recharacterized as a financing transaction, that the Master Lease is a lease of personal property, or that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. We have reduced our dividend and may reduce our capital expenditures, as well as seek external funding in order to sustain our operations. The failure to provide 2018 audited financial statements without a going concern opinion to the lenders under our Credit Agreement by March 31, 2019 would have constituted a breach of the covenants and an immediate event of default under our Credit Agreement, unless waived by our lenders.  If an event of default were to have occurred under our Credit Agreement, the Credit Agreement’s administrative agent could have declared all outstanding loans immediately due and payable. Such an acceleration would have triggered cross-default provisions within the indentures governing our senior notes and thereby would have entitled the trustee and noteholders to accelerate the repayment of the senior notes.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the fourth amendment (the “Fourth Amendment”) to our Credit Agreement. During the pendency of Windstream’s bankruptcy, or at such earlier time when certain other conditions are specified, the Fourth Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. The Fourth Amendment also increased the interest rate on our Term Loan Facility, which now bears a rate of LIBOR, subject to a 1.0% floor, plus an applicable margin equal to 5.0%, a 200 basis point increase over our previous rate. This increase will remain in effect though the remaining term of the facility, which matures on October 24, 2022.  The limited waiver would not apply to any going concern opinion we might receive from our auditors for our 2019 audited financial statements. If we conclude that we have substantial doubt as to our ability to continue as a going concern at such time, whether as a result of continued uncertainty around Windstream’s future and the status of our Master Lease or otherwise, we would be in default under our Credit Agreement absent a new waiver or consent.  We can provide no assurances as to whether we would be able to obtain a waiver or the terms thereof.

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

The net proceeds from the sale of the Exchangeable Notes were approximately $334.7 million, after deducting discounts and commissions to the Initial Purchasers. A portion of the net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility, as described above, and to pay the cost of the exchangeable note hedge transactions, as described in Note 8 to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The remaining net proceeds will be used for general corporate purposes, which may include funding acquisitions (including Bluebird (as defined below)) and the repayment of additional borrowings under the Revolving Credit Facility.

Bluebird Network, LLC.  On August 30, 2019, the Company closed on its OpCo-PropCo transaction with Macquarie Infrastructure Partners (“MIP”) to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets division of Macquarie Group.  Bluebird’s network consists of approximately 178,000 fiber strand miles in the Midwest across Missouri, Kansas, Illinois and Oklahoma. In the transaction, Uniti has purchased the Bluebird fiber network and MIP has purchased the Bluebird operations. In addition, Uniti has sold Uniti Fiber’s Midwest operations to MIP, while Uniti retains its existing Midwest fiber network. Uniti acquired the fiber network of Bluebird for $319 million, of which $175 million was funded by Uniti in cash and $144 million from pre-paid rent received from MIP at closing. In connection with the sale of the Company’s Midwest operations, we received total upfront cash of approximately $37 million, including related pre-paid rent received from MIP at closing. Concurrently with the closing of these transactions, Uniti has leased the Bluebird fiber network and its Midwest fiber network on a combined basis to MIP, under a long-term triple net lease. The lease is reported within the results of our Leasing segment.  The Midwest operations that were sold to MIP was previously reported in our Fiber Infrastructure segment.

Under the terms of our lease with MIP (the “Bluebird Lease”), we have the right, but not the obligation, to fund growth capital expenditures.  Assets constructed with our capital become a part of the leased assets upon completion.  MIP will compensate the Company from the date of funding based on a mix of fixed and variable payments as stipulated in the lease.  The Company will recognize revenue associated with these assets from the date of completion through the end of the initial lease term.  To date, the Company has committed to fund approximately $23.0 million of growth capital expenditures, of which $7.9 million has already been funded.

Sale of Ground Lease Portfolio. During the second quarter, the Company completed the sale of substantially all of its ground lease business located across the United States for cash consideration of $30.7 million, realizing a pre-tax gain of $5.0 million.  We sold an additional ground lease during the third quarter, receiving cash consideration of $2.9 million.

Comparison of the three months ended September 30, 2019 and 2018

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended September 30,
	2019		2018
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$179,648	68.2%	$174,822	69.2%
Fiber Infrastructure	77,979	29.6%	70,130	27.8%
Tower	3,273	1.2%	4,319	1.7%
Consumer CLEC	2,729	1.0%	3,365	1.3%
Total revenues	263,629	100.0%	252,636	100.0%
Costs and Expenses:
Interest expense	104,655	39.7%	80,406	31.8%
Depreciation and amortization	101,166	38.3%	112,748	44.6%
General and administrative expense	25,267	9.6%	20,666	8.2%
Operating expense	39,948	15.2%	34,773	13.8%
Transaction related and other costs	15,179	5.8%	2,323	0.9%
Gain on sale of real estate	(205)	(0.1%)	-	-
Other (income) expense	(859)	(0.3%)	(1,038)	(0.4%)
Total costs and expenses	285,151	108.2%	249,878	98.9%
(Loss) income before income taxes	(21,522)	(8.2%)	2,758	1.1%
Income tax (benefit) expense	(1,745)	(0.7%)	(1,466)	(0.6%)
Net (loss) income	(19,777)	(7.5%)	4,224	1.7%
Net (loss) income attributable to noncontrolling interests	(357)	(0.1%)	93	0.1%
Net (loss) income attributable to shareholders	(19,420)	(7.4%)	4,131	1.6%
Participating securities' share in earnings	(50)	(0.0%)	(655)	(0.2%)
Dividends declared on convertible preferred stock	-	0.0%	(656)	(0.3%)
Amortization of discount on convertible preferred stock	-	0.0%	(745)	(0.3%)
Net (loss) income attributable to common shareholders	$(19,470)	(7.4%)	$2,075	0.8%

The following tables set forth, for the three months ended September 30, 2019 and 2018, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Three Months Ended September 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$179,648	$77,979	$3,273	$2,729	$-	$263,629

Adjusted EBITDA	$178,095	$30,536	$(417)	$465	$(6,021)	$202,658
Less:
Interest expense						104,655
Depreciation and amortization	70,227	28,652	1,643	594	50	101,166
Other expense, net						540
Transaction related and other costs						15,179
Gain on sale of real estate	(131)	-	(74)	-	-	(205)
Stock-based compensation						2,845
Income tax benefit						(1,745)
Net loss						$(19,777)

	Three Months Ended September 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$174,822	$70,130	$4,319	3,365	$-	$252,636

Adjusted EBITDA	$174,123	$28,480	$1,213	$765	$(5,421)	$199,160
Less:
Interest expense						80,406
Depreciation and amortization	83,857	26,605	1,734	498	54	112,748
Other income, net						(1,038)
Transaction related and other costs						2,323
Stock-based compensation						1,963
Income tax benefit						(1,466)
Net income						$4,224

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

We adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) as of January 1, 2019.  This standard supersedes prior guidance regarding the evaluation of collectability of lease receivables, including straight-line revenue receivables.  We have evaluated the collectability of our straight-line revenue receivable associated with the Master Lease in accordance with ASC 842.  At the date of adoption, due to uncertainties surrounding Windstream’s operations and liquidity, including uncertainties surrounding the outcome of Windstream’s pending litigation, we concluded that the receivable should be written off.  As a result, effective January 1, 2019, the Master Lease will be accounted for on a cash basis in accordance with ASC 842, until a time at which there is more certainty regarding Windstream’s decision to assume or reject the Master Lease.

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

For the three months ended September 30, 2019, we recognized $172.5 million of revenue from rents under the Master Lease, which included $7.5 million of TCI revenue.  For the three months ended September 30, 2018, we recognized $173.7 million of revenue from rents under the Master Lease, which included $3.5 million of straight-line revenues and $6.0 million of TCI revenue.  The increase in TCI revenue is attributable to continued investment by Windstream in TCIs. Windstream invested $41.4 million in TCIs during the three months ended September 30, 2019, bringing the total amount invested by Windstream since the inception of the Master Lease to $729.7 million as of September 30, 2019.  As of September 30, 2018, Windstream had invested a total of $577.5 million in such improvements.

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

For the three months ended September 30, 2019, we recognized $7.2 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements, including $1.8 million of revenue related to the Bluebird transaction that closed on August 30, 2019.  For the three months ended September 30, 2018, we recognized $1.1 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.  The increase in non-Windstream related revenues is due to the timing of closing sale-leaseback transactions.

Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended September 30,
	2019		2018
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$31,449	40.3%	$32,920	46.9%
Enterprise and wholesale	21,591	27.7%	16,052	22.9%
E-Rate and government	18,879	24.2%	16,463	23.5%
Dark fiber and small cells	5,585	7.2%	3,808	5.4%
Other services	475	0.6%	887	1.3%
Total Fiber Infrastructure revenues	$77,979	100.0%	$70,130	100.0%

For the three months ended September 30, 2019, Fiber Infrastructure revenues totaled $78.0 million as compared to $70.1 million for the three months ended September 30, 2018.  The increase is primarily driven by the timing of the Information Transport Solutions, Inc. (“ITS”) acquisition that occurred on October 19, 2018, which contributed revenues of $7.6 million during the three months ended September 30, 2019.

At September 30, 2019, we had approximately 19,846 customer connections, up from 18,057 customer connections at September 30, 2018.

Towers – Towers revenues for the three months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended September 30,
(Thousands)	2019	% of Total	2018	% of Total
Towers revenues:
United States	$3,273	100.0%	$1,849	42.8%
Latin America	-	0.0%	2,470	57.2%
Total	$3,273	100.0%	$4,319	100.0%

The increase in U.S. revenues for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, is primarily driven by our development activities.  For three months ended September 30, 2019, we completed the construction of 55 towers in the U.S.  At September 30, 2019, the Uniti Towers’ domestic portfolio consisted of 628 wireless communications towers located in 32 states across the eastern and central regions in the United States, an increase from 352 wireless communications towers at September 30, 2018.  The decrease in revenues in Latin America compared to the three months ended September 30, 2018 is due to the April 2, 2019 sale of our Latin American tower portfolio.

Consumer CLEC – For the three months ended September 30, 2019, we recognized $2.7 million of revenue from the Consumer CLEC Business, compared to $3.4 million for the three months ended September 30, 2018. The decrease is primarily attributable to a loss of customers during the period. We served approximately 17,500 customers as of September 30, 2019, a 26% decrease from the approximately 23,700 customers served at September 30, 2018. The decrease in customers is due to the effects of competition and customer attrition.  We have commenced a wind down of our Consumer CLEC business, which includes customer terminations.  We anticipate seeing an acceleration of the decline in revenue as a result of these efforts.  We estimate that the wind down will be completed during the second quarter of 2020.

Interest Expense

Interest expense for the three months ended September 30, 2019 totaled $104.7 million, which includes non-cash interest expense of $12.5 million resulting from the amortization of our debt discounts and debt issuance costs. Interest expense for the three months ended September 30, 2018, totaled $80.4 million, which includes non-cash interest expense of $6.2 million resulting from the amortization of our debt discounts and debt issuance costs.

The increase is primarily related to an increase in interest expense of $10.2 million on the Term Loan Facility as a result of the Fourth Amendment to our Credit Agreement, which increased the rate of our term loans by 200 basis points effective March 18, 2019, an increase of $3.5 million of cash interest expense incurred on our 4.0% Exchangeable Notes issued June 28, 2019, and an increase in of interest expense of $3.5 million on the Revolving Credit Facility as a result of the Fifth Amendment to our credit agreement, which increased the rate by 200 basis points effective June 24, 2019.  Furthermore, there was an increase in non-cash interest expense from the amortization of our debt discounts and debt issuance costs of $6.3 million related to the issues of the Exchangeable Notes and as a result of the Fourth Amendment.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended September 30, 2019 totaled $101.2 million, which included property, plant and equipment depreciation of $94.9 million and intangible asset amortization of $6.3 million. Charges for depreciation and amortization for the three months ended September 30, 2018 totaled $112.7 million, which included property, plant and equipment depreciation of $106.4 million and intangible asset amortization of $6.3 million.

General and Administrative Expense

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended September 30, 2019, general and administrative costs totaled $25.3 million, which includes $2.8 million of stock-based compensation and $0.7 million of general and administrative costs attributable to the timing of the acquisition of ITS that occurred on October 19, 2018.  For the three months ended September 30, 2018, general and administrative costs totaled $20.7 million, which included $2.0 million of stock-based compensation expense.

Operating Expense

Operating expense for the three months ended September 30, 2019, totaled $39.9 million compared to $34.8 million for the three months ended September 30, 2018, which was attributable to the increase in Fiber Infrastructure operating expenses and expenses associated with our U.S. towers development activities.  Operating expense for our reportable segments for the three months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended September 30,
	2019		2018
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$34,504	13.1%	$30,165	12.0%
Towers	2,764	1.1%	1,752	0.7%
CLEC	2,194	0.8%	2,600	1.0%
Leasing	486	0.2%	256	0.1%
Total operating expenses	$39,948	15.2%	$34,773	13.8%

Fiber Infrastructure – For the three months ended September 30, 2019, Fiber Infrastructure operating expenses totaled $34.5 million as compared to $30.2 million for the three months ended September 30, 2018.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.  The increase in operating expenses is primarily attributable to the timing of the ITS acquisition that occurred on October 19, 2018, which incurred operating expenses of 6.4 million for the three months ended September 30, 2019.

Towers – Our Towers segment operating expense primarily consists of ground rent, some or all of which may be passed to our tenants, as well as property taxes, regulatory fees and maintenance and repairs expenses.  Operating expenses were $2.8 million for the three months ended September 30, 2019 and related entirely to our U.S. towers operations, compared to $1.8 million for the three months ended September 30, 2018, which consisted of $0.7 million of expenses related to our U.S. towers operations, and $1.1 million related to our Latin America operations.

The increase in expenses attributable to our U.S. towers operations is a result of an increased in our development activities.  At September 30, 2019 we operated 628 towers, compared to 352 at September 30, 2018.  U.S. ground rent expenses increased by $0.7 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.   In addition, there was an increase in property tax expense of $0.3 million and an increase in cancelled site costs of $0.5 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  The decrease in expense related to Latin American is attributable to the April 2, 2019 sale of the Latin American tower business.

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and includes costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended September 30, 2019 totaled $1.5 million and $0.2 million, respectively, and expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended September 30, 2018 totaled $1.9 million and $0.2 million, respectively.  The decrease in expense is a direct result of a decrease in customers served, as these expenses are largely variable in nature.

Transaction Related and Other Costs

Transaction costs included incremental acquisition, pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs.  In addition, these costs include costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the three months ended September 30, 2019, we incurred $15.2 million of transaction related costs, compared to $2.3 million of such costs during the three months ended September 30, 2018.  The increase is primarily related to $12.3 million of total costs associated with the non-capitalizable Bluebird asset acquisition expenses, sale of our Latin America Tower portfolio, costs related to the Windstream bankruptcy, and costs associated with the implementation of our enterprise resource planning system.

Income Tax (Benefit) Expense

We recorded a $1.7 million income tax benefit for the three months ended September 30, 2019.  This is primarily driven by a $3.2 million income tax benefit related to pre-tax loss in our Fiber Infrastructure segment, partially offset by approximately $1.3 million of income tax expense resulting from undistributed REIT taxable income. We recorded a $1.5 million income tax benefit for the three months ended September 30, 2018, primarily driven by pre-tax loss in our Fiber Infrastructure segment.

Comparison of the nine months ended September 30, 2019 and 2018

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Nine Months Ended September 30,
	2019		2018
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$532,773	67.5%	$521,481	69.8%
Fiber Infrastructure	236,139	29.9%	204,486	27.4%
Tower	11,499	1.5%	10,161	1.4%
Consumer CLEC	8,663	1.1%	10,752	1.4%
Total revenues	789,074	100.0%	746,880	100.0%
Costs and Expenses:
Interest expense	286,842	36.4%	237,398	31.8%
Depreciation and amortization	307,571	39.0%	342,311	45.8%
General and administrative expense	75,921	9.6%	63,867	8.6%
Operating expense	118,529	15.0%	96,199	12.9%
Transaction related and other costs	28,883	3.7%	12,025	1.6%
Gain on sale of real estate	(28,995)	(3.7%)	-	-
Other (income) expense	(32,091)	(4.1%)	(1,574)	(0.2%)
Total costs and expenses	756,660	95.9%	750,226	100.5%
Income (loss) before income taxes	32,414	4.1%	(3,346)	(0.5%)
Income tax expense (benefit)	10,152	1.3%	(5,208)	(0.7%)
Net income	22,262	2.8%	1,862	0.2%
Net income attributable to noncontrolling interests	523	(0.0%)	24	0.0%
Net income attributable to shareholders	21,739	2.8%	1,838	0.2%
Participating securities' share in earnings	(301)	(0.0%)	(1,992)	(0.3%)
Dividends declared on convertible preferred stock	(656)	(0.1%)	(1,968)	(0.2%)
Amortization of discount on convertible preferred stock	(993)	(0.2%)	(2,235)	(0.3%)
Net income (loss) attributable to common shareholders	$19,789	2.5%	$(4,357)	(0.6%)

The following tables set forth, for the nine months ended September 30, 2019 and 2018, revenues, Adjusted EBITDA and net income of our reportable segments:

	Nine Months Ended September 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$532,773	$236,139	$11,499	$8,663	$-	$789,074

Adjusted EBITDA	$528,727	$97,572	$(134)	$1,676	$(18,044)	$609,797
Less:
Interest expense						286,842
Depreciation and amortization	216,254	85,405	4,470	1,286	156	307,571
Other income, net						(24,848)
Transaction related and other costs						28,883
Gain on sale of real estate	(5,091)	-	(23,904)	-	-	(28,995)
Stock-based compensation						7,930
Income tax expense						10,152
Net income						$22,262

	Nine Months Ended September 30, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$521,481	$204,486	$10,161	$10,752	$-	$746,880

Adjusted EBITDA	$519,848	$87,080	$(417)	$2,606	$(16,245)	$592,872
Less:
Interest expense						237,398
Depreciation and amortization	257,055	78,754	4,786	1,495	221	342,311
Other income, net						(1,574)
Transaction related and other costs						12,025
Stock-based compensation						6,058
Income tax benefit						(5,208)
Net income						$1,862

Revenues

Leasing – For the nine months ended September 30, 2019, we recognized $515.0 million of revenue from rents under the Master Lease, which included $21.1 million of TCI revenue.  For the nine months ended September 30, 2018, we recognized $519.8 million of revenue from rents under the Master Lease, which included $11.6 million of straight-line revenues and $16.7 million of TCI revenue.  For the nine months ended September 30, 2019, we recognized $17.8 million of leasing revenues from non-Windstream triple-net leasing and dark fiber IRU arrangements, compared to $1.6 million for the nine months ended September 30, 2018.

Fiber Infrastructure – For the nine months ended September 30, 2019 and 2018, we recognized $236.1 million and $204.5 million of revenue, respectively, in our Fiber Infrastructure segment.  Fiber Infrastructure revenues for the nine months ended September 30, 2019 and 2018 consisted of the following:

	Nine Months Ended September 30,
	2019		2018
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$97,055	41.0%	$99,740	48.8%
Enterprise and wholesale	57,561	24.4%	47,032	23.0%
E-Rate and government	63,407	26.9%	44,850	21.9%
Dark fiber and small cells	15,958	6.8%	10,109	4.9%
Other services	2,158	0.9%	2,755	1.4%
Total Fiber Infrastructure revenues	$236,139	100.0%	$204,486	100.0%

At September 30, 2019, we had approximately 19,846 customer connections, up from 18,057 customer connections at September 30, 2018.

Towers – Towers revenues for the nine months ended September 30, 2019 and 2018 consisted of the following:

	Nine Months Ended September 30,
(Thousands)	2019	% of Total	2018	% of Total
Towers revenues:
United States	$8,947	77.8%	$3,106	30.6%
Latin America	2,552	22.2%	7,055	69.4%
Total	$11,499	100.0%	$10,161	100.0%

The increase in U.S. revenue for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, is primarily driven by our development activities, and the inclusion of a non-recurring charge of $1.1 million related to the accounting of straight-line rents in our U.S. operations during the nine months ended September 30, 2018.  For nine months ended September 30, 2019, we completed the construction of 198 towers in the U.S.  At September 30, 2019, the Uniti Towers’ domestic portfolio consisted of 628 wireless communications towers located in 32 states across the eastern and central regions in the United States, an increase from 352 wireless communications towers at September 30, 2018.  The decrease in revenues in Latin America compared to the nine months ended September 30, 2018 is due to the April 2, 2019 sale of our Latin American tower portfolio.

Consumer CLEC – For the nine months ended September 30, 2019, we recognized $8.7 million of revenue from the Consumer CLEC Business, compared to $10.8 million for the nine months ended September 30, 2018. The decrease is primarily attributable to a loss of customers during the period. We served approximately 17,500 customers as of September 30, 2019, a 26% decrease from the approximate 23,700 customers served at September 30, 2018. The decrease in customers is due to the effects of competition and customer attrition.  We have commenced a wind down of our Consumer CLEC business, which includes customer terminations.  We anticipate seeing an acceleration of the decline in revenue as a result of these efforts.  We estimate that the wind down will be completed during the second quarter of 2020.

Interest Expense

Interest expense for the nine months ended September 30, 2019 totaled $286.8 million, which includes non-cash interest expense of $30.1 million resulting from the amortization of our debt discounts and debt issuance costs, partially offset by $2.2 million of capitalized interest. Interest expense for the nine months ended September 30, 2018, totaled $237.4 million, which includes non-cash interest expense of $18.3 million resulting from the amortization of our debt discounts and debt issuance costs.

The increase is primarily related to an increase of interest expense of $21.7 million on the Term Loan Facility as a result of the Fourth Amendment to our Credit Agreement, which increased the rate of our term loans by 200 basis points effective March 18, 2019, an increase of interest expense of $11.9 million on the Revolving Credit Facility primarily due to the Fifth Amendment to our credit agreement, which increased the rate by 200 basis points effective June 24, 2019, and an increase of $3.6 million of cash interest expense incurred on our 4.0% Exchangeable Notes issued June 28, 2019.  Furthermore, there was an increase in non-cash interest expense from the amortization of our debt discounts and debt issuance costs of $11.8 million related to the issues of the Exchangeable Notes and as a result of the Fourth Amendment.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the nine months ended September 30, 2019 totaled $307.6 million, which included property, plant and equipment depreciation of $288.9 million and intangible asset amortization of $18.6 million. Charges for depreciation and amortization for the nine months ended September 30, 2018 totaled $342.3 million, which included property, plant and equipment depreciation of $323.3 million and intangible asset amortization of $19.0 million.

General and Administrative Expense

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the nine months ended September 30, 2019, general and administrative costs totaled $75.9 million, which includes $3.5 million of costs attributable to the timing of the ITS acquisition that occurred on October 19, 2018, compared to $63.9 million for the nine months ended September 30, 2018.

Operating Expense

Operating expense for the nine months ended September 30, 2019, totaled $118.5 million compared to $96.2 million for the nine months ended September 30, 2018, which was attributable to the increase in Fiber Infrastructure operating expenses.  Operating expense for our reportable segments for the nine months ended September 30, 2019 and 2018 consisted of the following:

	Nine Months Ended September 30,
	2019		2018
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$103,006	13.1%	$81,660	10.9%
Towers	7,320	0.9%	5,972	0.8%
CLEC	6,916	0.9%	8,145	1.1%
Leasing	1,287	0.2%	422	0.1%
Total operating expenses	$118,529	15.1%	$96,199	12.9%

Fiber Infrastructure – For the nine months ended September 30, 2019, Fiber Infrastructure operating expenses totaled $103.0 million as compared to $81.7 million for the nine months ended September 30, 2018.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.  The increase in operating expenses is primarily attributable to the timing of the ITS acquisition that occurred on October 19, 2018, which incurred operating expenses of $18.8 million for the nine months ended September 30, 2019.

Towers – Our Towers segment operating expense primarily consists of ground rent, some or all of which may be passed to our tenants, as well as property taxes, regulatory fees and maintenance and repairs expenses.  For the nine months ended September 30, 2019, Towers operating expense was $7.3 million and included $6.3 million of expenses related to our U.S. towers operations and $1.0 million related to our Latin American tower operations.  For the nine months ended September 30, 2018 operating expenses were $6.0 million and included $3.0 million of expenses related to each of our U.S. and Latin American towers operations.  The increase in the U.S. in primarily driven by our development activities, while the decrease in Latin America is due to the sale of our Latin American tower portfolio.

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and includes costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the nine months ended September 30, 2019 totaled $4.8 million and $0.5 million, respectively, and expense associated with the Wholesale Agreement and Master Services Agreement for the nine months ended September 30, 2018 totaled $6.0 million and $0.6 million, respectively. The decrease in expense is a direct result of a decrease in customers served, as these expenses are largely variable in nature.

Transaction Related and Other Costs

Transaction costs included incremental acquisition, pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs.  In addition, these costs include costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the nine months ended September 30, 2019, we incurred $28.9 million of transaction related costs, compared to $12.0 million of such costs during the nine months ended September 30, 2018.  The increase is primarily related to $21.4 million of total costs associated with the non-capitalizable Bluebird asset acquisition expenses, sale of our Latin America Tower portfolio, costs related to the Windstream bankruptcy, and costs associated with the implementation of our enterprise resource planning system.  This increase was partially offset by a decrease in Uniti Fiber integration costs of $4.2 million.

Gain on Sale of Real Estate

For the nine months ended September 30, 2019, we recognized realized gains of $23.8 million and $5.1 million related to the April 2, 2019 sale of the Uniti Towers’ Latin American business and May 23, 2019 sale of U.S. ground lease business, respectively.

Other Income

We recognized $32.1 million of other income for the nine months ended September 30, 2019, which included a $28.5 million unrealized gain for mark-to-market adjustments on our contingent consideration arrangements.  For the nine months ended September 30, 2018, we recognized $1.6 million of other income, compared to a $0.7 million unrealized gain for mark-to-market adjustments on our contingent consideration arrangements and a $0.8 million gain related to escrow settlements related to our Latin American tower operations.

Income Tax Expense (Benefit)

We recorded a $10.2 million income tax expense for the nine months ended September 30, 2019.  Included in income tax expense is approximately (i) $4.6 million of income tax expense related to the cancellation of debt income that was recognized for federal income tax purposes as a result of the Fourth Amendment, (ii) approximately $4.6 million of income tax expense related to capital gain from the sale of Uniti Towers’ Latin American business, (iii) approximately $4.0 million of income tax expense related to undistributed income from operations and (iv) approximately $2.7 million of income tax expense attributable to unrecognized tax benefit related to the sale of Uniti Towers’ Latin American business. Additionally, we recorded a $5.8 million income tax benefit related to pre-tax loss in our Fiber Infrastructure segment. We recorded a $5.2 million income tax benefit for the nine months ended September 30, 2018, $1.3 million of which relates to the impact of the reduction in the corporate tax rate under the Tax Cuts and Jobs Act on purchase price allocation adjustments recorded during the three months ended September 30, 2018 and the remainder of which is primarily driven by pre-tax loss in our Fiber Infrastructure segment.

Non-GAAP Financial Measures

We refer to EBITDA, Adjusted EBITDA, Funds From Operations (“FFO”) (as defined by the National Association of Real Estate Investment Trusts (“NAREIT”)) and Adjusted Funds From Operations (“AFFO”) in our analysis of our results of operations, which are not required by, or presented in accordance with, accounting principles generally accepted in the United States (“GAAP”). While we believe that net income, as defined by GAAP, is the most appropriate earnings measure, we also believe that EBITDA, Adjusted EBITDA, FFO and AFFO are important non-GAAP supplemental measures of operating performance for a REIT.

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our new enterprise resource planning system (collectively, “Transaction Related and Other Costs”), the write-off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis.  In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants.  Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.

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

The Company defines AFFO as FFO excluding (i) transaction and integration related costs; (ii) Windstream bankruptcy and litigation related expenses; (iii) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight-line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; and (iv) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of early repayment of debt, taxes associated with tax basis cancellation of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments and similar or infrequent items less maintenance capital expenditures. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2019	2018	2019	2018
Net (loss) income	$(19,777)	$4,224	$22,262	$1,862
Depreciation and amortization	101,166	112,748	307,571	342,311
Interest expense, net	104,655	80,406	286,842	237,398
Income tax (benefit) expense	(1,745)	(1,466)	10,152	(5,208)
EBITDA	$184,299	$195,912	$626,827	$576,363
Stock based compensation	2,845	1,963	7,930	6,058
Transaction related and other costs	15,179	2,323	28,883	12,025
Gain on sale of real estate	(205)	-	(28,995)	-
Other expense (income)	540	(1,038)	(24,848)	(1,574)
Adjusted EBITDA	$202,658	$199,160	$609,797	$592,872

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2019	2018	2019	2018
Net (loss) income attributable to common shareholders	$(19,470)	$2,075	$19,789	$(4,357)
Real estate depreciation and amortization	81,084	93,295	247,246	284,271
Gain on sale of real estate assets, net of tax	(205)	-	(24,420)	-
Participating securities share in earnings	50	655	301	1,992
Participating securities share in FFO	(306)	(655)	(875)	(1,992)
Adjustments for noncontrolling interests	(1,472)	(2,152)	(4,506)	(6,556)
FFO attributable to common shareholders	$59,681	$93,218	$237,535	$273,358
Transaction related and other costs	15,179	2,323	28,883	12,025
Change in fair value of contingent consideration	(2,999)	(199)	(28,530)	(687)
Amortization of deferred financing costs and debt discount	12,386	6,193	30,045	18,340
Stock based compensation	2,845	1,963	7,930	6,058
Non-real estate depreciation and amortization	20,082	19,453	60,325	58,040
Straight-line revenues	(34)	(3,532)	(1,450)	(10,932)
Maintenance capital expenditures	(1,539)	(1,015)	(6,265)	(3,165)
Amortization of discount on convertible preferred stock	-	745	993	2,235
Cash taxes on tax basis cancellation of debt	-	-	4,590	-
Other, net	(6,177)	(8,738)	(21,826)	(25,998)
Adjustments for noncontrolling interests	(708)	(368)	(1,443)	(1,203)
AFFO attributable to common shareholders	$98,716	$110,043	$310,787	$328,071

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019. As of September 30, 2019, there has been no material change to these estimates.

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

As of September 30, 2019, we had cash and cash equivalents of $197.3 million.  There have been no material outlays of funds subsequent to September 30, 2019.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1, although it is currently substantially drawn.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our debt instruments would impose significant restrictions on our ability to pay dividends.

Cash provided by operating activities was $561.8 million and $399.9 million for the nine months ended September 30, 2019 and 2018, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

Cash used in investing activities was $451.2 million for the nine months ended September 30, 2019, which was driven by capital expenditures ($264.9 million) and the acquisition of Bluebird fiber network assets ($319.0 million), partially offset by proceeds related to the sale of Uniti Towers’ Latin American and ground lease businesses and sale of Uniti Fiber’s Midwest operations ($136.8 million). Cash used in investing activities was $300.4 million for the nine months ended September 30, 2018, which was driven by capital expenditures ($297.1 million), primarily related to our Uniti Fiber and Uniti Leasing businesses.

Cash provided by financing activities was $48.8 million for the nine months ended September 30, 2019, which primarily represents the proceeds from issuance of notes ($345.0 million), proceeds from sale of the Warrants ($50.8 million) and net proceeds under our ATM Program ($21.6 million). This was partially offset by dividend payments ($129.1 million), payment for bond hedge option ($70.0 million), net repayments under the Revolving Credit Facility ($65.0 million), payments for financing costs ($49.5 million), contingent consideration payments ($32.3 million), principal payments related to the Term Loan Facility ($15.8 million) and distributions paid to noncontrolling interests ($2.9 million). Cash used in financing activities was $41.0 million for the nine months ended September 30, 2018, which primarily represented the dividend payments ($318.1 million), contingent consideration payments ($18.6 million), principal payments related to the Term Loan Facility ($15.8 million), and distributions paid to noncontrolling interests ($7.4 million), partially offset by net borrowings under the Revolving Credit Facility ($260.0 million) and net proceeds under our ATM Program ($64.4 million).

On June 28, 2019, Uniti Fiber issued $345 million aggregate principal amount of the Exchangeable Notes. The Exchangeable Notes are guaranteed by the Company and each of the Company’s subsidiaries (other than Uniti Fiber) that is an issuer, obligor or guarantor under the Company’s Notes. The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election. The Exchangeable Notes will mature on June 15, 2024, unless earlier exchanged, redeemed or repurchased. The Exchangeable Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act. See Note 10 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

The net proceeds from the sale of the Exchangeable Notes were approximately $334.7 million, after deducting discounts and commissions to the Initial Purchasers and other estimated fees and expenses. A portion of the net proceeds were used to repay outstanding borrowings under the Revolving Credit Facility, as described above, and to pay the approximately $70.0 million cost associated with the exchangeable note hedge transactions, as described in Note 8 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The remaining net proceeds will be used for general corporate purposes, which may include funding acquisitions (including Bluebird) and the repayment of additional borrowings under the Revolving Credit Facility. The Company also received approximately $50.8 million from the sale of warrants, as described in Note 8 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have established an at the market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250 million. The ATM Program is currently suspended following the June 15, 2019 expiration of our shelf registration statement. As of September 30, 2019, we have approximately $117.1 million available for issuance under the ATM Program.  When in operation, this program was intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios.   We anticipate declaring dividends for the 2019 tax year to comply with our REIT distribution requirements, although such dividends are expected to be lower than in prior periods.  We anticipate that we will partially finance these needs, together with operating expenses (including debt service) from our $197.3 million of cash on hand, and cash flows provided by operating activities.  However, we may need to access the capital markets to generate additional funds that will be sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate.

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

In light of recent developments and uncertainty surrounding Windstream and the effect of substantial doubt about our ability to continue as a going concern, as discussed in Note 2 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, we have taken measures, and may take further measures to conserve cash as we anticipate that it may be more difficult for us to access the capital markets at attractive rates until such uncertainty is clarified. Windstream has the option to assume or reject the Master Lease.  While we believe that the Master Lease is essential to Windstream’s operations, it is difficult to predict what could occur in a restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations. Windstream has also filed claims against us alleging, among other things: that the Master Lease should be recharacterized as a financing transaction, which would impact its treatment in Windstream’s bankruptcy (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and could affect our status as a REIT; that the Master Lease is a lease of personal property; and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. A rejection of the Master Lease, an adverse determination by a judge on Windstream’s claims against us, or even a temporary disruption in payments to us, may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties, and could materially adversely affect our consolidated results of operations, liquidity and financial condition, including our ability to service debt, comply with financial and other covenants and maintain our status as a REIT.

Although management has concluded the probability of a rejection of the Master Lease to be remote, and has noted the absence of any provision in the Master Lease that contemplates renegotiation of the lease and the lack of any ability of the bankruptcy court to unilaterally reset the rent or terms of the lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors. Accordingly, we may elect to suspend, delay or reduce success-based capital expenditures and further reduce dividend payments to conserve cash.  However, because the Master Lease is essential to Windstream’s operations, absent any adverse determination in respect to Windstream’s claims against us, which we believe is unlikely, we expect that any disruption in payments by Windstream would likely be limited. Based on our analysis, including consideration of the timing of petitioners’ requirements to make post-petition lease payments under U.S. bankruptcy law and absent any adverse determination in respect to Windstream’s claims or disruptions in rent payments under the Master Lease, we believe that we have adequate liquidity to continue to fund our operations for twelve months after the issuance of the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, absent any adverse determination in respect to Windstream’s claims or disruptions in rent payments under the Master Lease. If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them.  A rejection by Windstream of the Master Lease, an adverse determination by a judge on Windstream’s claims against us, or Windstream’s inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with financial and other covenants and pay dividends to our stockholders as required to maintain our status as a REIT.

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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2018 - December 31, 2018	January 15, 2019	$0.60	December 31, 2018
January 1, 2019 - March 31, 2019	April 15, 2019	$0.05	April 1, 2019
April 1, 2019 - June 30, 2019	July 15, 2019	$0.05	June 28, 2019
July 1, 2019 - September 30, 2019	October 15, 2019	$0.05	September 30, 2019

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

Capital Expenditures

We categorize our capital expenditures as either (i) success-based, (ii) maintenance, (iii) integration or (iv) corporate and non-network.  We define success-based capital expenditures as those related to installing existing or anticipated contractual customer service orders.  Maintenance capital expenditures are those necessary to keep existing network elements fully operational.  Integration capital expenditures are those made specifically with respect to recent acquisitions that are essential to integrating acquired companies in our business. We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios, and expect that cash on hand and cash flows provided by operating activities will be sufficient to support these investments.  The Company has committed to fund approximately $23.0 million of growth capital expenditures related to the Bluebird Lease, of which $7.9 million has already been paid.

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

Effective January 1, 2019, we account for leases in accordance with ASC 842. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is comprised of amortization on the right-of-use asset (“ROU”) and interest expense recognized based on an effective interest method, or as a single lease cost recognized on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The accounting for lessors remains largely unchanged. Leases with a term of 12 months or less will be accounted for consistent with existing guidance for operating leases today.

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

vi.

Lease payments included in the measurement of the lease asset or liability comprise the following: (a) fixed payments (including in-substance fixed payments), (b) variable payments that depend on index or rate based on the index or rate at lease commencement, and (c) the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

Management implemented both a new enterprise resource planning system and a billing management system during the quarter ended September 30, 2019. The new systems are expected to enhance the overall system of internal control over financial reporting through further automation and integration of business processes and were not implemented in response to any identified deficiency or a material weakness in our internal control over financial reporting. The implementations are significant in scale and complexity and significantly affect certain accounting functions. Both during the implementation of the two new systems, and afterwards, we modified certain of our internal controls to verify our controls were designed and operating effectively for all key financial reporting assertions.

Other than as discussed above, there have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  While we believe that the Master Lease is essential to Windstream’s operations, it is difficult to predict what could occur in a restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations. See Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial conditions.  A rejection by Windstream of the Master Lease, an adverse determination by a judge on Windstream’s claims against us, or its inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with debt covenants and pay dividends to our stockholders as required to maintain our status as a REIT. A rejection of the Master Lease by Windstream would result in an “event of default” under our Credit Agreement if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

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

On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York against the Company and certain of its affiliates alleging¸ among other things, that the Master Lease should be recharacterized as a financing arrangement, that the Master Lease is a lease of personal property, and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. If the Master Lease is recharacterized as a financing arrangement, Windstream would be deemed the true owner of the property subject to the Master Lease, and Uniti would be treated as a creditor of Windstream rather than as a landlord, which could significantly affect current payments to us under the Master Lease, the ultimate treatment of our claims (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and our status as a REIT. If the Master Lease is determined to be a lease of personal property, the deadline for Windstream Holdings to assume or reject the Master Lease would be the confirmation of its plan by the bankruptcy court, and Windstream may seek from the bankruptcy court relief from its current performance obligations during the bankruptcy case. If the constructive fraudulent transfer claim is successful, Uniti may be required to repay Windstream the amount of rent payments and tenant capital improvements since at least the third quarter of 2017. In parallel with the filing of the complaint, Windstream Holdings also filed a motion to stay the deadline under which Windstream must assume or reject the Master Lease pending the resolution of issues raised in the complaint. Mediation of these claims is ongoing in Windstream’s bankruptcy. In connection with the mediation, Uniti has agreed to an extension of the assumption deadline for the Master Lease to December 7, 2019. In exchange, Windstream has provided certain assurances regarding the continued payment of rent pursuant to the Master Lease during the extension period and following the expiration of the extension period, Windstream will continue to make payments under the Master Lease as they come due, unless and until Windstream obtains an order from the bankruptcy court permitting cessation of such payments.

It is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors. Any adverse determination or judicial decision could have a material adverse effect on our business, financial position or results of operations.

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber Holdings Inc. (“Uniti Fiber”), and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserts claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.  SLF seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On September 26, 2019, the action was transferred to United States District Court for the District of Delaware. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

On October 25, 2019, Ibrahim E. Safadi filed a putative class action in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers alleging violations of federal securities laws.  The putative class action seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The lawsuit asserts violations under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.  The lawsuit seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2019, the Company issued 8,677,163 shares of its common stock in connection with the conversion by PEG Bandwidth Holdings, LLC of 87,500 shares of the Series A Shares. The Company issued common stock with a total value of $87,500,000 based on the five-day volume weighted average price of its common stock ending on June 27, 2019. Upon conversion, all outstanding Series A Shares were cancelled and no longer remain outstanding.  The issuance by the Company of the common stock was made in reliance upon the exception from registration requirements pursuant to Section 3(a)(9) of the Securities Act.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	—	$—	—	—
August 1, 2019 to August 31, 2019	4,044	7.39	—	—
September 1, 2019 to September 30, 2019	—	—	—	—
Total	4,044	$7.39	—	—

(1) The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	November 7, 2019	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 7, 2019	/s/ Blake Schuhmacher
Blake Schuhmacher Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)