Form 10-K
period 2019-12-31
Uniti Group Inc.
filed 2020-03-12
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 001-36708

Uniti Group Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	46-5230630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10802 Executive Center Drive Benton Building Suite 300 Little Rock, Arkansas	72211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 850-0820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	UNIT	The NASDAQ Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 28, 2019 was $1,287,023,719

The number of shares of the Registrant’s common stock outstanding as of March 4, 2020 was 193,263,981.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have announced with Windstream Holdings, Inc. (“Windstream Holdings”) and its subsidiaries (Windstream Holdings, together with its subsidiaries, “Windstream”) and our ability to obtain court approval for such settlement and satisfy the conditions precedent to its effectiveness, and Windstream’s ability to implement a successful plan of reorganization and emerge from bankruptcy; if the settlement is not effected, the bankruptcy and Windstream’s performance under its long-term exclusive triple-net lease with us (the “Master Lease”); if the settlement is not effected, our expectations with respect to the treatment of the Master Lease in Windstream’s petitions for relief under Chapter 11 of the Bankruptcy Code, including with respect to Windstream’s claims that the Master Lease should be recharacterized as a financing transaction, that the Master Lease is a lease of personal property and that rent payments and tenant capital improvements made by Windstream under the Master Lease constituted constructive fraudulent transfers and that we are in breach of certain of our obligations under the Master Lease;  our expectations regarding the effect of substantial doubt about our ability to continue as a going concern; our expectations about our ability to maintain our status as a real estate investment trust (“REIT”); our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; expectations regarding the impact and integration of Information Transport Solutions, Inc. (“ITS”) and M2 Connections, including expectations regarding operational synergies with Uniti Towers and Uniti Fiber; expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding the impact of the operating company-property company partnership with Macquarie Infrastructure Partners (“MIP”) and related acquisition of Bluebird Network, LLC (“Bluebird”); our expectations regarding the wind down of the Consumer CLEC business; and expectations regarding the payment of dividends.

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

•

our ability to continue as a going concern if our settlement is not implemented and/or Windstream is not able to successfully emerge and the settlement is not implemented, and Windstream Holdings were to succeed in its recharacterization and fraudulent transfer claims against us, reject the Master Lease or be unable or unwilling to perform its obligations under the Master Lease;

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

•	our ability to generate sufficient cash flows to service our outstanding indebtedness and fund our capital funding commitments;
•	our ability to access debt and equity capital markets;
•

adverse impacts of changes to our business, economic trends or key assumptions regarding our estimates of fair value, including potential impacts of recent developments surrounding Windstream that could result in an impairment charge in the future, which could have a significant impact to our reported earnings;

•	the impact on our business or the business of our customers as a result of credit rating downgrades, and fluctuating interest rates;
•	adverse impacts of litigation or disputes involving us or our customers;
•	our ability to retain our key management personnel;
•	our ability to maintain our status as a REIT, including as a result of the effects of the recent events with respect to our largest customer, Windstream Holdings;
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs, including the impact of the 2017 U.S. tax reform legislation;
•	covenants in our debt agreements that may limit our operational flexibility;
•	the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
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

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease.  We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, certain aspects of our towers business, Uniti Towers, and Talk America Services, LLC, which operates the Consumer CLEC Business (“Talk America”), as taxable REIT subsidiaries (“TRSs”).  TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2019, we are the sole general partner of the Operating Partnership and own approximately 98.2% of the partnership interests in the Operating Partnership.

For the year ended December 31, 2019, we had revenues of $1,058 million, net income attributable to common shareholders of $8.4 million, Funds From Operations (“FFO”) of $300.9 million and Adjusted Funds From Operations (“AFFO”) of $412.5 million. Both FFO and AFFO are non-GAAP financial measures, which we use to analyze our results. Refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report for additional information regarding these non-GAAP measures. As of December 31, 2019, we managed our operations in four reportable business segments, which are described in more detail in Note 14 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

Recent Developments

Windstream is the lessee of the Distribution Systems pursuant to the Master Lease and, therefore, is presently the source of a substantial portion of our revenues. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times.

Windstream Bankruptcy Filing

Prior to its bankruptcy filing described below, Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-

Off. Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an ‘‘event of default’’ occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective. In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and is currently operating as a ‘‘debtor in possession’’ under supervision of the Bankruptcy Court.

Windstream Litigation and Settlement

During the first half of 2019, Windstream’s CEO stated that it was evaluating all options as part of the Chapter 11 reorganization process regarding the Master Lease, including renegotiation, recharacterization and rejection of the Master Lease. As further described below under “Legal Proceedings”, on July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC (‘‘Windstream Services’’) filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.

On March 2, 2020, Uniti and Windstream jointly announced that they have reached an agreement in principle (the “Settlement”) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy. All litigation between Windstream and Uniti will be stayed while the parties negotiate and prepare the definitive documentation to implement the Settlement.

Pursuant to the Settlement, Uniti and Windstream will agree to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those relating to Windstream’s Chapter 11 proceedings and the Master Lease. Under the Settlement, Uniti will agree to make a $400 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence at an annual interest rate of 9%, and Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (resulting in total payments ranging from $432-$490 million). Uniti will also transfer the proceeds from the sale of its common stock described below to Windstream. In exchange, Windstream will transfer to Uniti certain dark fiber indefeasible rights of use (“IRU”) contracts (that currently generate approximately $21 million in annual operating income before depreciation and amortization) and access rights to 1.8 million fiber strand miles leased by Windstream that is either unutilized or utilized for the dark fiber IRUs being transferred. Uniti will be required to pay Windstream $350 per route mile on any fiber strand miles that are sold above and beyond the fiber strand miles currently being utilized in connection with such dark fiber IRUs. In addition, Uniti will acquire certain Windstream-owned assets, including certain fiber IRU contracts generating $8 million of annual operating income before depreciation and amortization and 0.4 million fiber strand miles covering 4,100 route miles, in exchange for $40.0 million in cash and a 20-year, zero cost IRU for such strands.

Windstream and Uniti will also agree to bifurcate the Master Lease into two structurally similar, but independent, agreements to govern the incumbent local exchange carrier (“ILEC “) and competitive local exchange carrier (“CLEC”) facilities, respectively (collectively, the “New Leases”).  Certain copper CLEC assets will be governed under the New Lease relating to the ILEC facilities. The initial aggregate annual rent under the New Leases will be equal to the annual rent under the Master Lease currently in effect. Each of Windstream Services, LLC, certain of its subsidiaries and/or newly formed affiliated entities will become parties to the New Leases. The New Leases will contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is a tenant under one of the New Leases.  In addition, the New Leases will be amended to require that Windstream maintain certain financial covenants and to permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the New Leases so long as it does not transfer interests to a Windstream competitor.

Pursuant to the Settlement, Uniti will agree to fund up to an aggregate $1.75 billion in growth capital improvements in long-term fiber and related assets in certain ILEC and CLEC properties (the “Growth Capital Improvements”). Growth Capital Improvements will exclude maintenance or repair expenditures and expenditures toward fiber replacement in excess of $70 million per year and will be subject to Uniti’s approval based on underwriting standards to be included in the New Leases. Annual commitments by Uniti for the Growth Capital Improvements will comprise: $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. Windstream will be entitled to reimbursement for any cumulative Growth Capital Improvements it incurs in excess of the foregoing annual amounts from the commitment amounts in a subsequent period.  On the first anniversary of an installment of funding for a Growth Capital Improvement, the annual base rent payable by Windstream will increase by an amount equal to 8.0% (the “Rent Rate”) of such installment of funding. The Rent Rate will thereafter increase to 100.5% of the prior Rent Rate in subsequent years.

In connection with the Settlement, Uniti also entered into binding letters of intent on March 2, 2020 (each, a “Letter of Intent”) with certain first lien creditors of Windstream, pursuant to which Uniti will sell an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share (the “Settlement Common Stock”), at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached. Uniti will transfer the proceeds from the sale of the Settlement Common Stock to Windstream as additional settlement consideration. The issuance and sale of the Settlement Common Stock will be made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Certain recipients of the Settlement Common Stock will be subject to a one-year lock up, and all recipients will be subject to a customary standstill agreement. No recipient will receive any governance rights in connection with the issuance.

Finally, on March 2, 2020, Uniti, Windstream and certain of Windstream’s creditors (collectively with Uniti and Windstream, the “Parties”) entered into a Plan Support Agreement (the “Plan Support Agreement”).  Pursuant to the Plan Support Agreement, the Parties agreed to support the Settlement and the approval of a plan of reorganization for Windstream (the “Plan”) on the terms and subject to the conditions described therein. The Plan Support Agreement is terminable by the Parties upon the occurrence of certain specified termination events, including, among other things, (i) the failure to meet certain case milestones, including failure by Windstream to file a motion to approve the Settlement by March 12, 2020 and failure to obtain approval of the Settlement from the bankruptcy court by April 6, 2020, (ii) failure by Windstream to timely appeal any order by the bankruptcy court denying the Settlement or any order overturning an order approving the Settlement on appeal, and (iii) the issuance by a regulatory authority of an order enjoining, or the commencement of an action that could be reasonably expected to enjoin, material portions of the settlement or substantial consummation of the Settlement (subject to a 10 day cure period). The parties to the Plan Support Agreement expect the Plan to become effective, and for Windstream to emerge from bankruptcy, by August 29, 2020.

The Settlement is subject to negotiation and execution of definitive documentation and certain regulatory approvals and conditions precedent, including bankruptcy court approval and Uniti’s receipt of satisfactory “true lease” opinions confirming that the New Leases are “true leases” for U.S. federal income tax purposes.

Business

We are an independent, internally-managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We manage our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing and Talk America.

Refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments, of this Annual Report for additional information regarding significant developments in our business in 2019.

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

At December 31, 2019, Uniti Fiber’s revenues under contract were over $1.2 billion, with a network consisting of 2.0 million strand miles of fiber and approximately 20,900 customer connections.  Results for Uniti Fiber are reported in our consolidated financial statements in our Fiber Infrastructure business segment.

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

At December 31, 2019, Uniti Towers’ portfolio consisted of 672 wireless communications towers located in 33 states across the eastern and central regions in the United States.  Results for Uniti Towers are reported in our consolidated financial statements in our Towers business segment.

In February 2020, we entered into a definitive agreement to sell 486 of our U.S. towers located across 32 states for total cash consideration of approximately $190.0 million, subject to adjustments.  Concurrent with the sale of the U.S. towers, we entered into a strategic “off-take” tower arrangement with a wireless infrastructure partner.  Pursuant to the “off-take” arrangement, we will continue to build towers in the U.S. and sell those towers to our partner at an agreed upon price during 2020.  We also have the option to extend the “off-take” arrangement to 2021.

The definitive agreement includes a "go-shop" provision, which permits Uniti's Board of Directors and its advisors to solicit alternative proposals from third parties. Uniti will have the right to terminate the agreement to enter into a superior proposal subject to certain terms and conditions.

On April 2, 2019, the Company sold its Uniti Towers’ Latin America business to an entity controlled by Phoenix Towers International (“PTI”) for cash consideration of $101.6 million resulting in a pre-tax gain of $23.8 million. PTI acquired 498 towers located across Mexico, Colombia and Nicaragua.

Uniti Leasing

Uniti Leasing is engaged in acquiring mission-critical communications assets, such as fiber, data centers, next-generation consumer broadband, coaxial and upgradeable copper, and leasing them back to anchor customers on either an exclusive or shared-tenant basis.  Presently, a substantial portion of Uniti Leasing’s revenue is rental revenues from leasing the Distribution Systems to Windstream pursuant to the Master Lease.  We believe our attractive cost of capital and advantageous REIT structure will enable Uniti Leasing to provide creative and tax-efficient solutions to additional customers, including (i) sale leaseback transactions, whereby Uniti Leasing acquires existing infrastructure assets from communications service providers and leases them back on a long-term basis; (ii) capital investment financing, whereby Uniti Leasing offers communications service providers a cost-efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iii) mergers and acquisitions financing, whereby Uniti Leasing facilitates mergers and acquisition transactions as a capital partner.  Results for Uniti Leasing are reported in our consolidated financial statements in our Leasing business segment.

Consumer CLEC Business

We conduct the Consumer CLEC Business through Talk America Services, LLC. Talk America provides local telephone, high-speed Internet and long-distance service to approximately 10,800 customers principally located in 17 states across the eastern and central United States. Substantially all of the network assets used to provide these services to customers are contracted through interconnection agreements with other telecommunications carriers.  We have commenced a wind down of our Consumer CLEC Business, which we estimate will be completed during the second quarter of 2020.  Results for Talk America are reported in our consolidated financial statements in our Consumer CLEC Business segment.

Industry

The current communications infrastructure industry is marked by the growing demand for and use of bandwidth-intensive devices and applications, such as smart devices, real-time and online streaming video, cloud-based applications, social media and mobile broadband. This growth in consumption requires the support of robust communications infrastructure, of which fiber networks and communications towers are critical components. Substantial investments have been made in recent years in fiber networks, lit services and colocation facilities to keep pace with the increased bandwidth use of both enterprise- and consumer-end users. As companies attempt to keep pace with this rapidly evolving business sector, communications infrastructure continues to increase in priority and economic importance. We believe this considerable demand creates significant opportunities for us as an acquirer and operator and as a funding source for operators seeking to capitalize on these trends through build outs and acquisitions of infrastructure assets.

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

This strategy also is designed to expand our mix of tenants and other real property and will reduce our revenue concentration with Windstream. We expect that this objective will be achieved over time as part of our overall strategy to acquire new distribution systems and other real property within the communications infrastructure industry to further diversify our overall portfolio.

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

Fund Capital Extensions to Existing and New Tenants for Improvements of Infrastructure Assets

We believe the communications infrastructure industry in the United States is currently going through an upgrade cycle driven by consumers’ general desire for greater bandwidth and wireless services. These upgrades require significant capital expenditures, and we believe Uniti provides a non-competitive funding source for communication service providers to help accelerate the improvement and expansion of their networks.

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

Facilitate M&A Transactions in the Communication Service Sector as a Capital Partner

We believe Uniti can provide cost efficient funds to potential acquirers in the communication service sector, and thereby facilitate M&A transactions as a capital partner, including by partnering with operators through use of “OpCo-PropCo” structures, pursuant to which we acquire the underlying network and other assets and the operator acquires the operations. The highly fragmented nature of the communication service sector is expected to result in more consolidation, which we believe will provide us ample opportunity to pursue these types of transactions.

Maintain Balance Sheet Strength and Liquidity

We seek to maintain a capital structure that provides the resources and financial flexibility to position us to capitalize on strategic growth opportunities. Our access to, and cost of, external capital is dependent on various factors, including general market conditions, credit ratings on our securities, interest rates and expectations of our future business performance, including as a result of uncertainty with respect to Windstream and the Master Lease. We intend to maintain a strong balance sheet through disciplined use of leverage, aiming to lower our relative cost of capital over time, and continuing to have access to multiple sources of capital and liquidity. As of December 31, 2019, we had $142.8 million of unrestricted cash and cash equivalents. As of February 10, 2020, with the exception of our revolving credit facility, all of our debt is fixed-rate debt.

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

First-Mover Advantage; Uniquely Positioned to Capitalize on Expansion Opportunities

We are the first REIT primarily focused on the acquisition and construction of mission critical infrastructure in the communications industry. We believe this provides us with a significant first-mover competitive advantage to capitalize on the large and fragmented communications infrastructure industry. Additionally, we believe our position, scale and national reach will help us achieve operational efficiencies and support future growth opportunities.

Large Scale Anchor Tenant

We believe the assets we lease to Windstream under the Master Lease are critical for Windstream to successfully run its business and operations, and that Windstream will need the assets subject to the Master Lease while it undergoes its restructuring as set forth under Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. Windstream, as our anchor tenant, provides us with a base of rent revenues as an initial platform for us to grow and diversify our portfolio and tenant base.

Windstream provides advanced network communications and technology solutions for businesses across the United States. Windstream also offers broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas. Windstream continues to operate the Distribution Systems, hold the associated regulatory licenses and own and operate other assets, including distribution systems in select states not included in the Spin-Off.

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

Windstream’s stock is quoted on the OTC Markets under the ticker symbol “WINMQ.”  Windstream is subject to the reporting requirements of the SEC, which include the requirements to file annual reports containing audited financial information and quarterly reports containing unaudited financial information, but Windstream is not current in its reporting obligations. Windstream’s filings with the SEC can be found at www.sec.gov. Windstream’s filings are not incorporated by reference into this Annual Report.

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

Insurance

We maintain, or will require in our leases (including the Master Lease), that our tenants maintain, applicable lines of insurance on our properties and their operations. Under the Master Lease, Windstream has the right to self-insure or use a captive provider with respect to its insurance obligations. We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants are customary for similarly situated companies in the telecommunications industry. However, our tenants may elect not to, or be able to, maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us. We may not continue to require the same levels of insurance coverage under our leases, including the Master Lease, and such insurance may not be available at a reasonable cost in the future or fully cover all losses on our properties upon the occurrence of a catastrophic event.  Moreover, we cannot guarantee the future financial viability of the insurers.

Employees

At December 31, 2019, we had 899 full-time employees. None of our employees are subject to a collective bargaining agreement.

Significant Customers

For the years ended December 31, 2019, 2018 and 2017, 65.0%, 68.2% and 74.8% of our revenues, respectively, were derived from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease.

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

Our subsidiaries are subject to a number of federal and state regulations that govern the way we can conduct our business.  Such regulations also impose certain operating costs on our businesses.  These regulations can include restrictions on pricing flexibility for certain products, minimum service quality standards, service reporting, intercarrier compensation, contributions to universal service, and other obligations.  Further, the relaxation of regulatory requirements on our competitors, such as those granting us access to incumbent local exchange carrier facilities and/or services or the prices that such carriers may charge for such services or access to their facilities, may also have a detrimental effect on the businesses of our subsidiaries and/or tenants.

We have sought to structure the operations for our core real estate business in a manner to minimize the likelihood that we may be required to become regulated as a public utility or common carrier by the FCC or PUCs, but a number of our business operations are nonetheless subject to federal, state, and local regulation, and we cannot guarantee that our core real estate business will not become further subject to federal, state, and local regulation in the future.

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

Consumer CLEC Business

Talk America operates the Consumer CLEC Business as a reseller of telecommunication services pursuant to a Wholesale Master Services Agreement and a Master Service Agreement with Windstream.  Talk America was informed by Windstream on April 23, 2019 that Windstream intended to cancel that Wholesale Master Services Agreement.  Since that time, Talk America has undertaken efforts to wind down the Consumer CLEC Business operations.  This has required Talk America to seek various approvals from the FCC and PUCs in order to transfer or cancel affected customer accounts.  Failure to obtain requisite approvals and follow the directives issued by the FCC or PUCs with respect to these matters could subject Talk America to fines or other penalties.

Uniti Towers

Uniti Towers is subject to federal, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance of our towers. In the United States, the construction of new towers or modifications to existing towers may require pre-approval by the FCC and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FCC and FAA standards. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.

Uniti Towers is subject to zoning restrictions and restrictive covenants imposed by local authorities or community organizations. While these regulations vary, they typically require approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Opposition by local zoning authorities and community residents can delay or prevent new tower construction or site upgrade projects, thereby increasing the costs and timing of new tower construction and modifications or site upgrades.

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

In some cases, our subsidiaries that compose Uniti Fiber utilize services or facilities of incumbent local exchange carriers through arrangements established under the Telecommunications Act of 1996 and FCC regulations.  The FCC has deregulated some of those requirements that incumbent local exchange carriers offer unbundled network elements, and continues to consider whether to further deregulate access to those facilities and services.  We cannot predict how the FCC will resolve those matters, nor whether such network elements will continue to be available in the future at the rates they are available today.

Regulatory Changes

Future revenues, costs and capital investment in the communication businesses of our tenants, Uniti Fiber, Uniti Towers, and other related entities could be adversely affected by material changes to, or decisions regarding applicability of, government requirements, including, but not limited to, changes in rules governing inter-carrier compensation, interconnection access to network facilities, state and federal universal service fund (“USF”) support, rules governing the prices that can be charged for business data services, infrastructure location and siting rules, access to unbundled network elements, and other requirements.  Federal and state communications laws and regulations may be amended in the future, and other new laws and regulations may affect our business.  In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be vacated or modified at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have on our business.

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

Item 1A. Risk Factors.

Risks Related to Our Business

While we have announced a settlement with Windstream, the settlement is subject to court approval and other conditions and may not be implemented.

As disclosed under Item 1. Business, we have recently announced a settlement with Windstream pursuant to which it would release all claims against us and assume the Master Lease.  However, the settlement is subject to numerous conditions, including court approval, regulatory approval and negotiation of definitive documentation, as well as our receipt of opinions of tax counsel regarding the qualification of the resulting master leases as “true leases” for U.S. federal income tax purposes, and our continued qualification as a REIT.  We cannot assure you that these conditions will be satisfied.  If the conditions are not satisfied, the litigation will remain pending, and we will continue to be exposed to the risks set forth below.

Even if the settlement is approved and effectuated, we continue to be dependent upon Windstream and its successful emergence from bankruptcy, which is subject to numerous conditions including approval by the court and required creditors of a plan of reorganization.  We cannot assure you that Windstream will successfully emerge from bankruptcy.

If the settlement is implemented, we will be required to raise significant additional capital and issue additional equity.

If the settlement with Windstream is approved and implemented, we will be required to issue an aggregate of 38,633,470 shares, equal to 19.99% of our currently outstanding common stock, to certain investors at a purchase price of $6.33 per share.  While certain of these investors will enter into lockup agreements with us, the lockup agreements will contain exceptions and these investors will be able to resell these shares into the market over time, which could lead to lower prices for our shares.  In addition, we will also be required to raise capital to fund obligations to Windstream, including (i) $490 million of settlement payments payable over time and (ii) an aggregate of $1.75 billion of Growth Capital Investments in property subject to the master lease (although such investments will lead to higher rent payments).  We will closely monitor capital markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; any limitations imposed by our current credit arrangements; and overall market conditions. If we are unable to access the capital markets as we anticipate (including because our cost of capital is higher than the returns we will get on our investment in Windstream), we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

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

Windstream is the lessee of the Distribution Systems pursuant to the Master Lease and, therefore, is presently the source of a substantial portion of our revenues. There can be no assurance that Windstream will have sufficient assets, income and access to financing to enable it to satisfy its payment and other obligations under the Master Lease. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow.  Prior to its bankruptcy filing, Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off.  Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.  In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and is currently operating as “debtor in possession” under supervision of the Bankruptcy Court.

If our settlement with Windstream is not effectuated, then Windstream will have the option to assume or reject the Master Lease. Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations. A rejection of the Master Lease, or even a temporary disruption in payments to us, would require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and our debt service obligations, and otherwise affect our ability to maintain REIT status.

In the event of a rejection of the Master Lease, we cannot assure you that we will be able to locate a suitable replacement tenant or if we are successful in locating a replacement tenant, that the rental payments from the new tenant would not be significantly less than the existing rental payments. In addition, a rejection of the Master Lease by Windstream could result in an “event of default” under our our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”) if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.  An acceleration of debt under our senior secured credit facilities due to an uncured “event of default” under our Credit Agreement would also result in an “event of default” under the terms of our outstanding notes. Such an “event of default” would give the holders of the applicable debt obligation the right to accelerate our repayment obligations relating to such debt, which would materially and adversely affect our consolidated results of operations, liquidity, and financial condition.

There is substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern and in its opinion on our December 31, 2019 financial statements, PricewaterhouseCoopers LLP, our independent registered public accounting firm, expressed substantial doubt as to whether we could continue as a going concern within one year after the date the financial statements are issued as a result of Windstream’s bankruptcy petition, the bankruptcy’s uncertain effects on the Master Lease, and uncertainties surrounding the satisfaction of conditions required for our settlement with Windstream to be effectuated. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. While the outcome is uncertain, we expect Windstream will continue to perform on the

Master Lease and believe the probability of Windstream rejecting the lease in bankruptcy to be remote because the Master Lease is central to Windstream’s operations. We intend to continue our reduced capital expenditures and dividend and may seek external funding in order to sustain our operations until such time as the settlement is approved. If we do not succeed in raising such funds and reducing such expenditures and if Windstream elects to reject the Master Lease, we could experience a material adverse effect on our business and our stockholders may lose some or all of their investment in us. In addition, a failure to provide 2019 audited financial statements without a going concern opinion to the lenders under our Credit Agreement by March 30, 2020 would constitute a breach of the covenants of our Credit Agreement and, unless such default is waived by our lenders, would constitute an immediate event of default.  If an event of default were to occur under our Credit Agreement, the Credit Agreement’s administrative agent could declare all outstanding loans immediately due and payable. Such an acceleration would trigger cross-default provisions within the indentures governing our senior notes and thereby entitle the trustee and noteholders to accelerate the repayment of the senior notes.

On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements. The limited waiver was issued in connection with the sixth amendment (the “Sixth Amendment”) to our Credit Agreement. The Sixth Amendment limits the ability of our non-guarantor subsidiaries to incur indebtedness and increased the interest rate on our revolving facility by 100 bps for each applicable rate. As amended, borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.  These restrictions are in addition to the restrictions set forth in the fourth amendment to our Credit Agreement, which generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. —Significant Business Developments—Amendments to Credit Agreement.”

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

As of December 31, 2019, we had outstanding long term indebtedness of approximately $4.6 billion consisting of a combination of senior notes and revolving and term loans. Additionally, we have a revolving credit facility provided by a syndicate of banks and other financial institutions, which, as of December 31, 2019, had an aggregate principal amount of up to approximately $575.0 million, substantially all of which was drawn.  Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets or sell assets as needed, and our ability to pay dividends. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” for information about the terms of the limited waiver we received from the lenders to our Credit Agreement.

In February 2020, the Operating Partnership and certain of its subsidiaries issued $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 and used the proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million).

We anticipate that we will have sufficient access to liquidity to fund our cash needs; if we are unable to do so, we would need to reduce our spending and it could have an adverse effect on us.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios.  We anticipate declaring dividends for the 2020 tax year to comply with our REIT distribution requirements.  We also will need to raise capital to finance our settlement, which includes growth capital investments, with Windstream, if implemented.  We anticipate that we will partially finance these needs, together with operating expenses (including our debt service obligations) from our cash on hand, cash flows provided by operating activities, together with funds anticipated from announced divestures.  However, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

In light of recent developments and uncertainty surrounding Windstream, if the settlement is not approved or Windstream does not emerge from bankruptcy, we may take further measures to conserve cash as we anticipate that it may be difficult for us to access the capital markets at attractive rates until such uncertainty is clarified.  Accordingly, we may elect to suspend, delay or reduce success-based capital expenditures and dividend payments to conserve cash and if necessary, we may pay one or more dividends that are required to maintain or REIT status in shares to the extent allowed under IRS REIT rules.  If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them.

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

In light of recent developments and uncertainty surrounding Windstream, we may curtail our acquisition activities during the pendency of Windstream’s bankruptcy in an effort to conserve cash.

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

Our business, and that of our tenants, is subject to federal, state and local regulation. In certain jurisdictions these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new distribution system construction and modifications, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations or financial condition. For more information regarding the regulations we are subject to, please see the section entitled “Business – Government Regulation, Licensing and Enforcement.”

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As further described in Item 9A of this report, in the course of completing our assessment of internal control over financial reporting as of December 31, 2019, management identified a material weakness in our internal control over financial reporting related to the accounting of asset acquisitions, specifically around the identification and valuation of the acquired assets. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. As a result, management has concluded that, because of this material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2019. If we fail to complete the remediation of this material weakness, or after having remediated such material weakness, thereafter fail to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Continued or future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not conclude in the future that this material weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.

At December 31, 2019, we had $690.7 million of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill at least annually. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in key assumptions regarding our fair value. Changes in these events and conditions or other assumptions could result in an impairment charge in the future, which could have a significant adverse impact on our reported earnings.  For a discussion of our goodwill impairment testing, see “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7A-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, as a result of the limited waiver and amendment to our Credit Agreement and our issuance of 7.875% senior secured notes in February 2020, (discussed in “Risks Related to Our Business”) our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, generally will be restricted.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

We generally must qualify as a REIT and distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, for the U.S. federal corporate income tax not to apply to earnings that we distribute (assuming that certain other requirements are also satisfied). To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified for REITs under U.S. federal income tax laws. We currently intend to make distributions to our stockholders to comply with the REIT requirements of the Code.  However, as indicated in the risk factors above, as a result of recent developments surrounding Windstream, we may suspend, delay or reduce our dividend to conserve cash, and during the pendency of Windstream’s bankruptcy (discussed in “Risks Related to Our Business”), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, generally will be restricted. Accordingly, because we are required to make distributions in certain amounts to our shareholders in order to maintain our REIT status and avoid incurring entity-level income and excise tax, we may elect to pay one or more dividends to our shareholders substantially in the form of additional shares of common stock.  If we do so, the common stock that we distribute would be taxable dividend income to our shareholders, in whole or in part, based on the fair market value of our common stock at the time the dividend is paid.

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

In addition to satisfying the distribution requirement described above in the immediately preceding risk factor, we must satisfy a number of other requirements in order to qualify as a REIT.  Recent developments surrounding Windstream, as described in “Risks Related to Our Business”, could adversely affect our ability to satisfy several of these requirements and thus our ability to continue to qualify as a REIT.

For example, in order to qualify as a REIT for any year, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and “real estate assets” (as defined in the

Code), and no more than 20% of the value of our total assets can be represented by securities (other than qualified real estate assets) of one or more TRSs. If we fail to comply with either of these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. Our ability to satisfy these requirements depends in substantial part on the value of the assets that are the subject of the Master Lease with Windstream, and any diminution in the value of such assets, including as a result of any diminution in the implied value of the Master Lease as a result of changes in the financial condition or creditworthiness of Windstream, Windstream’s rejection of the Master Lease in bankruptcy, the recharacterization of the Master Lease as a “financing arrangement” or Windstream’s inability or unwillingness to meet its rent and other obligations under the Master Lease, could adversely affect our ability to satisfy these requirements at the end of any calendar quarter, and there can be no assurance that we would be able to timely correct any such failure or otherwise qualify for any statutory relief provision. See “—Risks Related to Our Business—We are dependent on Windstream Holdings to make payments to us under the Master Lease, and an event that materially and adversely affects Windstream’s business, financial position or results of operations, including as a result of its recent petition for relief under Chapter 11 of the Bankruptcy Code, could materially and adversely affect our business, financial position or results of operations.” In addition, under applicable provisions of the Code, we will not be treated as a REIT for any year unless we satisfy various requirements, including requirements relating to the sources of our gross income in such year. Our ability to satisfy these gross income tests depends in substantial part on our receipt of rents paid under the Master Lease. The rejection by Windstream of the Master Lease, the recharacterization of the Master Lease as a “financing arrangement”, Windstream’s inability or unwillingness to meet its rent and other obligations under the Master Lease, or any suspension, delay or other reduction in the amount of rent that we receive under the Master Lease could adversely affect our ability to qualify as a REIT.

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

To qualify as a REIT, our annual dividend must not be less than 90% of our REIT taxable income on an annual basis, determined without regard to the dividends paid deduction and excluding any net capital gains. Our ability to pay dividends may be adversely affected by a number of factors, including the risk factors herein. Dividends will be authorized by our board of directors and declared by us based upon a number of factors, including actual results of operations, restrictions under Maryland law or applicable debt covenants, our financial condition, our taxable income, the annual distribution requirements under the REIT provisions of the Code, our operating expenses and other factors our directors deem relevant. We cannot ensure that we will achieve investment results that will allow us to make a specified level of cash dividends or year-to-year increases in cash dividends in the future.  As a result of recent actions related to Windstream, as set forth in “Risks Related to Our Business”, we may choose to reduce or suspend our dividend for a period of time until the situation is clarified. Moreover, during the pendency of Windstream’s bankruptcy (discussed in “Risks Related to Our Business” and “Risks Related to the Status of Uniti as a REIT”), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, generally will be restricted. Accordingly, because we are required to make distributions in certain amounts to our shareholders in order to maintain our REIT status and avoid incurring entity-level income and excise tax, we may elect to pay one or more dividends to our shareholders substantially in the form of additional shares of common stock.  If we do so, the common stock that we distribute would be taxable dividend income to our shareholders, in whole or in part, based on the fair market value of our common stock at the time the dividend is paid.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Uniti and its subsidiaries own or lease approximately 120,000 fiber network route miles, representing approximately 6.3 million fiber strand miles, approximately 229,500 route miles of copper cable lines, wireless communication towers, central office land and buildings across 42 states and beneficial rights to permits, pole agreements and easements.

Leasing Segment

Uniti Leasing’s network properties include its fiber route miles and copper route miles. Below is a geographic distribution summary as of December 31, 2019:

Location	Fiber Route Miles	Copper Route Miles	Total Route Miles
GA	9,800	45,000	54,800
TX	9,800	39,000	48,800
IA	8,400	31,500	39,900
KY	8,000	32,000	40,000
IL	6,300	—	6,300
MO	6,300	10,800	17,100
NC	4,500	18,100	22,600
AR	3,600	13,400	17,000
OH	3,300	10,400	13,700
IN	2,600	—	2,600
WI	2,200	—	2,200
FL	2,100	8,300	10,400
MI	2,000	—	2,000
CA	1,800	—	1,800
OK	1,800	12,000	13,800
PA	1,300	—	1,300
TN	1,200	—	1,200
VA	1,100	—	1,100
NM	1,100	5,100	6,200
WV	900	—	900
KS	800	—	800
Other(1)	5,200	3,900	9,100
Total	84,100	229,500	313,600
(1) Includes 12 states.

Fiber Segment

Uniti Fiber’s network properties include its fiber route miles. Below is a geographic distribution summary as of December 31, 2019:

Location	Fiber Route Miles
FL	6,200
GA	5,800
LA	5,600
PA	4,500
AL	4,000
MS	2,800
VA	1,600
NY	1,500
TX	1,300
NJ	800
Other(1)	1,500
Total	35,600
(1) Includes 5 states.

Towers Segment

Uniti Towers’ network properties include its wireless communication towers. Below is a geographic distribution summary as of December 31, 2019:

Location	Towers
LA	195
TX	102
AR	54
IL	37
AL	36
WI	31
MS	29
KY	25
GA	20
MO	20
NM	20
OK	18
TN	13
NE	11
OH	11
MN	10
KS	6
PA	6
SC	4
IN	3
NC	3
NY	3
Other(1)	15
Total	672
(1) Includes 11 states.

Item 3. Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Windstream Bankruptcy Filing

Prior to its bankruptcy filing described below, Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off. Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective. In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and is currently operating as a “debtor in possession” under supervision of the Bankruptcy Court.  See Part I, Item 1A “Risk Factors” for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial conditions.

Windstream Litigation and Settlement

During the first half of 2019, Windstream’s chief executive officer stated that it was evaluating all options as part of the Chapter 11 reorganization process regarding the Master Lease, including renegotiation, recharacterization and rejection of the Master Lease. As further described below, on July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.

Rejection. In bankruptcy, Windstream has the option to assume or reject the Master Lease. Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations. Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and we believe Windstream would require approval from the applicable PUC and the FCC to cease providing service in those markets. As a result, although we can provide no assurances, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote. A rejection of the Master Lease, or even a temporary disruption in payments to us, would require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and our debt service obligations and could otherwise affect our ability to maintain REIT status.

A rejection of the Master Lease by Windstream could result in an “event of default” under our Credit Agreement if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00. An acceleration of debt under our senior secured credit facilities due to an uncured “event of default” under our Credit Agreement would also result in an “event of default” under the terms of our outstanding notes. Such an “event of default” would give the holders of the applicable debt obligation the right to accelerate our repayment obligations relating to such debt.

The Master Lease contains no provision that contemplates renegotiation of the lease and the bankruptcy court has no ability to unilaterally reset the rent or terms of the lease.  In addition, our Credit Agreement prohibits us from amending the Master Lease in a manner that, among  other provisions, pro forma for any such amendment, would result in our consolidated secured leverage ratio exceeding 5.00 to 1.00, and management has no intention to enter into a lease amendment that would violate our debt covenants. However, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including as a result of the adversary proceeding brought by Windstream related to the Master Lease if the Settlement is not implemented.

Mediation. Uniti, Windstream and Windstream’s creditors have been engaged in mediation in the Windstream bankruptcy to resolve claims brought by Windstream against Uniti.  We have recently announced an agreement in principle to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy. All litigation between Windstream and Uniti will be stayed while the parties negotiate and prepare the definitive documentation to implement the Settlement.  However, the settlement is subject to various conditions and if it does not occur, the litigation described below would be resumed. See “Item 1. Business.—Recent Developments.”

Recharacterization / Pending Master Lease Litigation. On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York against Uniti and certain of its affiliates, alleging¸ among other things, that (1) the Master Lease should be recharacterized as a financing arrangement, (2) rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers, (3) the Master Lease is a lease of personal property and (4) Uniti has breached its non-competition obligations to Windstream under the Master Lease, each of which allegations is discussed in more detail below. As described above, the trial for the recharacterization claim has been stayed.

Recharacterization. Windstream asserts that the Master Lease should be recharacterized as a financing arrangement. If the Master Lease were recharacterized as a financing arrangement, Windstream has argued that Windstream should be deemed the true owner of the property subject to the Master Lease, and Uniti should be treated as a creditor of Windstream rather than as a landlord. In evaluating a recharacterization claim, the Bankruptcy Court will look to assess, among other things, the “economic realities” of the transaction and may reach conclusions notwithstanding positions previously taken by Windstream or Uniti as to the nature of the Master Lease, whether publicly or otherwise. In assessing claims for recharacterization of a transaction involving a lease, bankruptcy courts have previously considered such factors as (i) whether the lessor retains residual value at the termination of the lease, (ii) whether “rental” payments were calculated to compensate the lessor for the use of the property, or were structured for another purpose, such as providing a specific return on investment, (iii) whether in a sale-leaseback transaction the purchase price charged for the assets related to the fair market value of the assets or a substantially different amount, such as the amount of financing required by the lessee, (iv) whether the property was purchased specifically for the lessee’s use, (v) whether structuring the transaction as a lease conveyed tax advantages for the parties, and (vi) who bears the risk and benefits of ownership, including whether the lessee retains obligations typically associated with ownership, such as responsibility for property taxes and insurance. Because any determination by the Bankruptcy Court will involve complex factual and legal analysis, including with respect to the factors described above, we cannot provide any assurances as to how the Bankruptcy Court may rule on these issues.

Were the Bankruptcy Court to hold that the Master Lease should be recharacterized as a financing arrangement, it could significantly affect or even eliminate current payments to us under the Master Lease and could significantly affect the ultimate treatment of our claims (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments). The Bankruptcy Court could determine that Windstream is the true owner of the property subject to the Master Lease, and we have argued that such property would be deemed to be owned by Windstream Holdings as the counterparty to the Master Lease and that Uniti would have a claim against Windstream Holdings that is secured by such property. Windstream has argued that such property would instead be owned by the operating subsidiaries that previously held it and that our claims would be against Windstream Holdings as the counterparty to the Master Lease. In such an event, the Bankruptcy Court would also determine if our claims are secured by an interest in the leased property. If the Bankruptcy Court were to determine that our claims are not secured by an interest in the leased property, our claims could be unsecured and structurally subordinated to the claims of creditors at Windstream Holdings’ subsidiaries, including Windstream Services. Windstream Services is the issuer of substantially all of Windstream’s debt obligations and certain of its operating subsidiaries guarantee such debt obligations. Were we to be treated as an unsecured creditor of Windstream Holdings, we would not be able to recover any value from Windstream Services or such other operating subsidiaries until all of their respective debt obligations have been satisfied and, in such event, the notes and the guarantees of the notes would only be secured on a first-priority basis by certain of our assets that do not constitute the property subject to the Master Lease. In the event of such an adverse determination, our ability to meet our debt and other obligations could be materially impaired. In addition, recharacterization of the Master Lease as a financing arrangement, depending on the findings of fact and law of, and remedies applied by, the Bankruptcy Court, could affect the U.S. federal income tax treatment of the Master Lease, our status as a REIT (see “Risk Factors—Risks Related to the Status of Uniti as a REIT—Recent developments surrounding Windstream could adversely affect our ability to continue to qualify as a REIT”) and could materially adversely affect our consolidated results of operations, liquidity, and financial condition.

Constructive Fraudulent Transfer. Windstream alleges that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. If the constructive fraudulent transfer claim were successful, Uniti may be required to repay Windstream the amount of rent payments made by Windstream above fair market rent as determined by the Bankruptcy Court and the aggregate amount of all tenant capital improvements made by Windstream, in each case since the date on which the Bankruptcy Court found Windstream to have been insolvent. In its complaint in the adversary proceeding, Windstream alleges that it has paid approximately $366 million for tenant capital improvements under the Master Lease from the fourth quarter of 2017 through November 2019, in addition to making substantial rent payments. As any such calculation of fair market rent and any resulting damages would be a fact-intensive inquiry, it is not possible to provide a likely range of damages at this time, but any such damages award could materially adversely affect our consolidated results of operations, liquidity, and financial condition.

Master Lease for Personal Property. Windstream alleges that the Master Lease is a lease of personal property. If the Master Lease were determined to be a lease of personal property, the deadline for Windstream Holdings to assume or reject the Master Lease would be the confirmation of its plan of reorganization by the Bankruptcy Court, which would extend the deadline that would otherwise be applicable under the bankruptcy code if the Master Lease were treated as a lease of real property, and Windstream could seek from the Bankruptcy Court relief from its current performance obligations during the bankruptcy case. In addition, if the Master Lease were determined to be a lease of personal property, this could also impact our status as a REIT if the IRS were to determine that our gross income is not sufficiently derived from real property. See “Risk Factors— Risks Related to the Status of Uniti as a REIT—Recent developments surrounding Windstream could adversely affect our ability to continue to qualify as a REIT.” On January 21, 2020, Windstream agreed to stay, without prejudice, its action seeking a determination that the Master Lease is a lease of personal property.

Breach of Contract. Windstream alleges that Uniti has breached its non-competition obligations to Windstream under the Master Lease and that Windstream is entitled to damages and/or an abatement of rent as a result of such breach, although no damages amount has been asserted. We believe this claim is without merit and in any event do not believe damages would be material.

While the Windstream Master Lease litigation is currently stayed, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring. However, any adverse determination or judicial decision on one or more of the claims against us could materially adversely affect our consolidated results of operations, liquidity, and financial condition or, in certain circumstances, cause us to file for voluntary Chapter 11 protection.

In addition, pursuant to the Master Lease, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided by Windstream to us. If Windstream assumes the Master Lease, it would be obligated to honor all indemnification claims. If Windstream were to reject the Master Lease, any indemnification claims would be treated as unsecured claims, and, if that were to occur, there can be no assurance we would receive any indemnification payments from Windstream.  While these actions and proceedings are not believed to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on Windstream’s business, financial position or results of operations, which, in turn, could have a material adverse effect on our business, financial position or results of operations if Windstream is unable to meet its indemnification obligations.

On March 2, 2020, Uniti and Windstream jointly announced that they have reached an agreement in principle to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy. All litigation between Windstream and Uniti will be stayed while the parties negotiate and prepare the definitive documentation to implement the Settlement. See “Item 1. Business.—Recent Developments.”

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber Holdings Inc. (“Uniti Fiber”), and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, but no decision has been issued. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

On October 25, 2019, Ibrahim E. Safadi filed a putative class action in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers alleging violations of federal securities laws (the “Safadi Action”).  The putative class action seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The lawsuit asserts violations under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.  The lawsuit seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

On December 6, 2019, Phil Queder filed a putative class action in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers alleging violations of federal securities laws (the “Queder Action”).  The putative class action seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The lawsuit asserts violations under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.  The lawsuit seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

On December 23, 2019, Michael Avery filed a putative class action in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers alleging violations of federal securities laws.  The putative class action seeks to represent investors who acquired the Company’s securities between April 20, 2015 and June 24, 2019 (the “Avery Action”).  The lawsuit asserts violations under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream, which would have certain consequences for the Company’s liquidity.  The lawsuit seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. On March 9, 2020, the plaintiff in the Avery Action filed a notice of voluntary dismissal of the action without prejudice.

On December 30, 2019, various putative shareholders of the Company filed motions to consolidate the Safadi, Queder, and Avery Actions and to appoint a lead plaintiff and lead counsel in the consolidated action. The Court has not yet ruled on those motions.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “UNIT.”

Holders

As of March 4, 2020, the closing price of our common stock was $10.34 per share as reported on the NASDAQ Global Select Market. As of March 4, 2020, we had 193,263,981 outstanding shares of common stock, and there were approximately 21,453 registered holders of record of Uniti’s common stock. A substantially greater number of holders of Uniti common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends (Distributions)

Distributions with respect to our common stock are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof. It has been our policy to declare dividends to common shareholders so as to comply with the provisions of the Internal Revenue Code governing REITs.

Any dividends must be declared by our Board of Directors, which will take into account various factors including our current and anticipated operating results, our financial position, REIT requirements, conditions prevailing in the market, restrictions in our debt documents and additional factors they deem appropriate. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends or to change the amount paid as dividends.  As a result of recent actions related to Windstream, as set forth in Part I, Item 1A “Risk Factors”, we may choose to reduce or suspend our dividend for a period of time until the situation is clarified.  In addition, during the pendency of Windstream’s bankruptcy, the Fourth Amendment to our Credit Agreement (as set forth in Part I, Item 1A “Risk Factors”) and our 7.875% senior secured notes due 2025 generally limit our ability under the Credit Agreement to pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Stock Performance

The following graph shows a comparison from April 20, 2015 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2019 of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (S&P 400 Index), and the MSCI US REIT Index. The graph assumes that $100 was invested at the market open on April 20, 2015 and that all dividends were reinvested in the common stock of Uniti, the S&P 400 Index and the MSCI US REIT Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Stockholder Returns

Based on Investment of $100.00 Beginning on April 20, 2015

	4/20/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Uniti Group Inc.	$100.00	$72.33	$107.65	$84.94	$84.93	$46.76
S&P 400 Index	100.00	92.56	111.76	129.90	115.50	145.77
MSCI US REIT Index	100.00	100.78	109.46	115.08	109.89	138.33

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	537	$7.69	—	—
November 1, 2019 to November 30, 2019	920	6.05	—	—
December 1, 2019 to December 31, 2019	—	—	—	—
Total	1,457	$6.65	—	—

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 6. Selected Financial Data.

The following table sets forth selected financial data for Uniti on a consolidated and combined historical basis as of the dates and for the years indicated.

Prior to April 24, 2015, we did not operate the Consumer CLEC Business separately from Windstream, nor did we commence our leasing business. The selected historical financial data for the period from January 1, 2015 to April 24, 2015 has been derived from the audited financial statements of the Consumer CLEC Business and Distribution Systems.

The following should be read in conjunction with the consolidated and combined financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K.

	Year Ended December 31,
(Thousands, except per share data)	2019	2018	2017	2016	April 24 - December 31, 2015	January 1 - April 24, 2015
Statement of Income Data:
Total revenue(1)	$1,057,611	$1,017,634	$916,032	$770,408	$476,314	$10,149
Interest expense, net	390,112	319,591	305,994	275,394	181,797	*
Net income (loss) attributable to common shareholders	8,384	7,989	(16,552)	(5,497)	23,718	*
Earnings (loss) per common share - basic	0.04	0.05	(0.10)	(0.04)	0.16	*
Earnings (loss) per common share - diluted	$0.04	$0.04	$(0.13)	$(0.04)	$0.16	*
Balance Sheet Data:
Total assets	$5,014,284	$4,592,937	$4,330,082	$3,318,752	$2,542,636	*
Notes and other debt, net(2)	5,070,673	4,901,515	4,539,026	4,082,749	3,505,228	*
Convertible preferred stock	-	86,508	83,530	80,552	-	*
Total shareholders' (deficit) equity	(1,483,164)	(1,493,203)	(1,207,142)	(1,402,445)	(1,166,906)	*
Other Data:
Dividends paid	138,731	426,094	400,210	367,830	156,854	*
Dividends declared per common share	0.37	2.40	2.40	2.40	1.64	*
Funds from operations ("FFO")(3)	300,937	373,741	352,477	346,051	259,829	*
Diluted FFO per common share	1.61	2.11	2.09	2.27	1.73	*
Adjusted funds from operations ("AFFO")(3)	412,458	443,755	424,824	398,537	267,077	*
Diluted AFFO per common share	$2.20	$2.51	$2.51	$2.61	$1.78	*

* Information not applicable for periods presented

(1)	For periods prior to April 24, 2015, amounts represent revenues of the Consumer CLEC Business as an integrated operation within Windstream.
(2)	As of December 31, 2019, 2018, 2017 and 2016, amount includes $53.0 million, $55.3 million, $56.3 million and $54.5 million of finance lease obligations, respectively.
(3)	For a more detailed discussion and reconciliation of FFO and AFFO, see “Non-GAAP Financial Measures” in Item 7.

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

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, certain aspects of our towers business, Uniti Towers, and Talk America Services, LLC, which operates the Consumer CLEC Business (“Talk America”), as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2019, we are the sole general partner of the Operating Partnership and own approximately 98.2% of the partnership interests in the Operating Partnership.

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

Towers Segment: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate and lease space on communications towers to wireless service providers and other tenants in the United States. On April 2, 2019, the Company completed the sale of Uniti Towers’ Latin American business and no longer has on-going operations in Latin America.  On May 23, 2019, the Company completed the sale of substantially all of its ground lease business located across the United States. Portions of our towers business are a component of our REIT operations, while the remainder is owned and operated by our TRSs.  Refer to “Significant Business Developments” below regarding the announced sale of U.S. tower assets.

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

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our new enterprise resource planning system, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar items. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 14 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

Significant Business Developments

Windstream Bankruptcy Filing.  Prior to its bankruptcy filing described below, Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off. Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective. In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and is currently operating as a “debtor in possession” under supervision of the Bankruptcy Court.

Windstream Litigation and Settlement.  During the first half of 2019, Windstream’s chief executive officer stated that it was evaluating all options as part of the Chapter 11 reorganization process regarding the Master Lease, including renegotiation, recharacterization and rejection of the Master Lease. As further described below, on July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.

On March 2, 2020, Uniti and Windstream jointly announced that they have reached an agreement in principle to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy. All litigation between Windstream and Uniti will be stayed while the parties negotiate and prepare the definitive documentation to implement the Settlement.

Pursuant to the Settlement, Uniti and Windstream will agree to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those relating to Windstream’s Chapter 11 proceedings and the Master Lease. Under the Settlement, Uniti will agree to make a $400 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence at an annual interest rate of 9%, and Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (resulting in total payments ranging from $432-$490 million). Uniti will also transfer the proceeds from the sale of its common stock described below to Windstream. In exchange, Windstream will transfer to Uniti certain dark fiber IRU contracts (that currently generate approximately $21 million in annual operating income before depreciation and amortization) and access rights to 1.8 million fiber strand miles leased by Windstream that is either unutilized or utilized for the dark fiber IRUs being transferred. Uniti will be required to pay Windstream $350 per route mile on any fiber strand miles that are sold above and beyond the fiber strand miles currently being utilized in connection with such dark fiber IRUs. In addition, Uniti will acquire certain Windstream-owned assets, including certain fiber IRU contracts generating $8 million of annual operating income before depreciation and amortization and 0.4 million fiber strand miles covering 4,100 route miles, in exchange for $40.0 million in cash and a 20-year, zero cost, IRU for such strands.

Windstream and Uniti will also agree to bifurcate the Master Lease into two structurally similar, but independent, agreements to govern the ILEC and CLEC facilities, respectively.  Certain copper CLEC assets will be governed under the New Lease relating to the ILEC facilities. The initial aggregate annual rent under the New Leases will be equal to the annual rent under the Master Lease currently in effect. Each of Windstream Services, LLC, certain of its subsidiaries and/or newly formed affiliated entities will become parties to the New Leases. The New Leases will contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is a tenant under one of the New Leases.  In addition, the New Leases will be amended to require that Windstream maintain certain financial covenants and to permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the New Leases so long as it does not transfer interests to a Windstream competitor.

Pursuant to the Settlement, Uniti will agree to fund up to an aggregate $1.75 billion in growth capital improvements in long-term fiber and related assets in certain ILEC and CLEC properties. Growth Capital Improvements will exclude maintenance or repair expenditures and expenditures toward fiber replacement in excess of $70 million per year and will be subject to Uniti’s approval based on underwriting standards to be included in the New Leases. Annual commitments by Uniti for the Growth Capital Improvements will comprise: $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. Windstream will be entitled to reimbursement for any cumulative Growth Capital Improvements it incurs in excess of the foregoing annual amounts from the commitment amounts in a subsequent period.  On the first anniversary of an installment of funding for a Growth Capital Improvement, the annual base rent payable by Windstream will increase by an amount equal to 8.0% of such installment of funding. The Rent Rate will thereafter increase to 100.5% of the prior Rent Rate in subsequent years.

Pursuant to the Settlement, if Windstream is not in compliance with the terms and conditions of the New Leases, Uniti will not be required to fund Growth Capital Improvements. In the event Uniti defaults or otherwise fails to timely satisfy its obligations under the New Leases and Windstream is in compliance with the terms of the New Leases, then Windstream has the right to deduct from the subsequent rent payment or payments, amounts otherwise owed to Windstream.

In connection with the Settlement, Uniti also entered into binding letters of intent on March 2, 2020 with certain first lien creditors of Windstream, pursuant to which Uniti will sell an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share, at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached. Uniti will transfer the proceeds from the sale of the Settlement Common Stock to Windstream as additional settlement consideration.

The issuance and sale of the Settlement Common Stock will be made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Certain recipients of the Settlement Common Stock will be subject to a one-year lock up, and all recipients will be subject to a customary standstill agreement. No recipient will receive any governance rights in connection with the issuance.

Finally, on March 2, 2020, Uniti, Windstream and certain of Windstream’s creditors entered into a Plan Support Agreement.  Pursuant to the Plan Support Agreement, the Parties agreed to support the Settlement and the approval of a plan of reorganization for Windstream on the terms and subject to the conditions described therein. The Plan Support Agreement is terminable by the Parties upon the occurrence of certain specified termination events, including, among other things, (i) the failure to meet certain case milestones, including failure by Windstream to file a motion to approve the Settlement by March 12, 2020 and failure to obtain approval of the Settlement from the bankruptcy court by April 6, 2020, (ii) failure by Windstream to timely appeal any order by the bankruptcy court denying the Settlement or any order overturning an order approving the Settlement on appeal, and (iii) the issuance by a regulatory authority of an order enjoining, or the commencement of an action that could be reasonably expected to enjoin, material portions of the settlement or substantial consummation of the Settlement (subject to a 10 day cure period). The parties to the Plan Support Agreement expect the Plan to become effective, and for Windstream to emerge from bankruptcy, by August 29, 2020.

The Settlement is subject to negotiation and execution of definitive documentation and certain regulatory approvals and conditions precedent, including bankruptcy court approval and Uniti’s receipt of satisfactory “true lease” opinions confirming that the New Leases are “true leases” for U.S. federal income tax purposes. If the settlement is not approved, Windstream could continue its litigation.  See Item 3.  Legal Proceedings.  If that occurs, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring. However, any adverse determination or judicial decision on one or more of the claims against us could materially adversely affect our consolidated results of operations, liquidity, and financial condition or, in certain circumstances, cause us to file for voluntary Chapter 11 protection.

Going Concern. There are conditions and events which raise substantial doubt about our ability to continue as a going concern, and in its opinion on our December 31, 2019 financial statements, PricewaterhouseCoopers LLP, our independent registered public accounting firm, expressed substantial doubt as to whether we could continue as a going concern during the one year period following the date those financial statements were issued as a result of Windstream’s bankruptcy petition, the bankruptcy’s potential uncertain effects on the Master Lease, and uncertainties surrounding the satisfaction of conditions required for our settlement with Windstream to be effectuated. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If the settlement is not implemented, we expect Windstream will continue to perform on the Master Lease and believe it is unlikely that Windstream will reject the Master Lease because the Master Lease is central to Windstream’s operations. We also believe that it is unlikely that a court will determine that the Master Lease should be recharacterized as a financing transaction, that the Master Lease is a lease of personal property, or that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. We have reduced our dividend and may reduce our capital expenditures, as well as seek external funding in order to sustain our operations. The failure to provide 2019 audited financial statements without a going concern opinion to the lenders under our Credit Agreement by March 31, 2020 would have constituted a breach of the covenants and an immediate event of default under our Credit Agreement, unless waived by our lenders.  If an event of default were to have occurred under our Credit Agreement, the Credit Agreement’s administrative agent could have declared all outstanding loans immediately due and payable. Such an acceleration would have triggered cross-default provisions within the indentures governing our senior notes and thereby would have entitled the trustee and noteholders to accelerate the repayment of the senior notes.

On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements.  The limited waiver was issued in connection with the sixth amendment to our Credit Agreement. See “—Amendments to Credit Agreement” below.

Secured Notes Offering.  On February 10, 2020, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber, as co-issuers, issued $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 at an issue prices of 100% of par value. The issuers used the proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million).

Sale of U.S. Tower Assets.  In February 2020, we entered into a definitive agreement to sell 486 of our U.S. towers located across 32 states for total cash consideration of approximately $190 million, subject to adjustments.  Concurrent with the sale of the U.S. towers, we entered into a strategic “off-take” tower arrangement with a wireless infrastructure partner.  Pursuant to the “off-take” arrangement, we will continue to build towers in the U.S. and sell those towers to our partner at an agreed upon price during 2020.  We also have the option to extend the “off-take” arrangement to 2021.

The definitive agreement includes a "go-shop" provision, which permits Uniti's Board of Directors and its advisors to solicit alternative proposals from third parties. Uniti will have the right to terminate the agreement to enter into a superior proposal subject to certain terms and conditions.

Bluebird Network, LLC. On August 30, 2019, the Company closed on its OpCo-PropCo transaction with Macquarie Infrastructure Partners (“MIP”) to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets division of Macquarie Group.  Bluebird’s network consists of approximately 178,000 fiber strand miles in the Midwest across Missouri, Kansas, Illinois and Oklahoma. In the transaction, Uniti has purchased the Bluebird fiber network and MIP has purchased the Bluebird operations. In addition, Uniti has sold Uniti Fiber’s Midwest operations to MIP, while Uniti retains its existing Midwest fiber network. Uniti acquired the fiber network of Bluebird for $321 million, of which $175 million was funded by Uniti in cash and $144 million from pre-paid rent received from MIP at closing. In connection with the sale of the Company’s Midwest operations, we received total upfront cash of approximately $37 million, including related pre-paid rent received from MIP at closing. Concurrently with the closing of these transactions, Uniti leased the Bluebird fiber network and its Midwest fiber network on a combined basis to MIP, under a long-term triple net lease. The lease is reported within the results of our Leasing segment.  The Midwest operations that were sold to MIP was previously reported in our Fiber Infrastructure segment.

Under the terms of our lease with MIP (the “Bluebird Lease”), we have the right, but not the obligation, to fund growth capital expenditures.  Assets constructed with our capital become a part of the leased assets upon completion.  MIP will compensate the Company from the date of funding based on a mix of fixed and variable payments as stipulated in the lease agreement.  The Company will recognize revenue associated with these assets from the date of completion through the end of the initial lease term.  As of December 31, 2019, the Company has committed to fund approximately $22.7 million of growth capital expenditures, of which $11.4 million was funded during the year ended December 31, 2019.

Convertible Preferred Stock Conversion.  On July 2, 2019, the Company issued 8,677,163 shares of its common stock in connection with the conversion by PEG Bandwidth Holdings, LLC of 87,500 shares of the Company’s 3.00% Series A Convertible Preferred Stock (the “Series A Shares”).  The Company issued common stock with a total value of $87.5 million, with the total number of shares calculated based on the five-day volume weighted average price of its common stock ending on June 27, 2019.  Upon conversion, all outstanding Series A Shares were cancelled and no longer remain outstanding.

Exchangeable Notes Offering.  On June 28, 2019, Uniti Fiber Holdings Inc. (“Uniti Fiber”), a subsidiary of the Company, issued $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due 2024 (the “Exchangeable Notes”). The Exchangeable Notes are guaranteed by the Company and each of the Company’s subsidiaries (other than Uniti Fiber) that is an issuer, obligor or guarantor under the Company’s other outstanding notes. The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election. The Exchangeable Notes will mature on June 15, 2024, unless earlier exchanged, redeemed or repurchased.

The net proceeds from the sale of the Exchangeable Notes were approximately $334.7 million, after deducting discounts and commissions to the initial purchasers of the Exchangeable Notes. A portion of the net proceeds were used to repay outstanding borrowings under our senior secured revolving credit facility, variable rate, that matures

April 24, 2022 pursuant to the Credit Agreement (the “Revolving Credit Facility”), as described below, and to pay the cost of the exchangeable note hedge transactions, as described in Note 9 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data. The remaining net proceeds were used for general corporate purposes, which included funding acquisitions and the repayment of additional borrowings under the Revolving Credit Facility.

Amendments to Credit Agreement. On June 24, 2019, we entered into an amendment (the “Fifth Amendment”) to our Credit Agreement to extend the maturity date of $575.9 million of commitments under the Revolving Credit Facility to April 24, 2022, pay down approximately $101.6 million of outstanding revolving loans and terminate the related commitments. The maturity date of approximately $72.4 million of other commitments was not extended. On June 28, 2019, the Company repaid approximately $174.0 million in total borrowings, which consisted of the $101.6 million required repayment pursuant to the Fifth Amendment and $72.4 million of non-extended borrowings, thereby terminating the non-extended commitments. As a result, all remaining $575.9 million of commitments will terminate on April 24, 2022, at which time all outstanding borrowings must be repaid. The Company used a portion of the net proceeds from the offering of Exchangeable Notes described above to fund the repayments.

On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements. The limited waiver was issued in connection with the Sixth Amendment to our Credit Agreement. In addition to the restrictions imposed by the Fourth Amendment (as set forth in Part I, Item 1A “Risk Factors”), which remain effective, the Sixth Amendment also limits the ability of our non-guarantor subsidiaries to incur indebtedness. The Sixth Amendment increased the interest rate on our revolving facility by 100 bps for each applicable rate. As amended, borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

Sale of Ground Lease Portfolio. The Company completed the sale of substantially all of its ground lease business located across the United States for cash consideration of approximately $33.6 million, realizing a pre-tax gain of $5.2 million.

Sale of Latin American Tower Portfolio. During 2019, the Company completed the sale of the Uniti Towers’ Latin American business to an entity controlled by Phoenix Towers International (“PTI”). At closing, PTI acquired 498 towers located across Mexico, Colombia and Nicaragua. Total consideration was approximately $100 million.  For the year ended December 31, 2019, we recorded a pre-tax gain of $23.8 million related to this sale.

Consumer CLEC Business. On April 23, 2019, Windstream provided notice to Uniti of its termination of (i) the Wholesale Master Services Agreement between Windstream Communications, Inc. and Talk America, (ii) the Master Services Agreement between Windstream Services, LLC and Talk America, and (iii) the Billing and Remittance Agreement between Windstream Services, LLC and CSL National, LP, each dated April 24, 2015 (collectively the “Agreements”).  The termination of the Agreements is effective April 20, 2020.  Under the Agreements, Windstream provides us transport, provisioning, repair and billing and collection services necessary to operate our Consumer CLEC Business.  We currently do not have the infrastructure necessary to perform these services in the absence of the Agreements.  We have evaluated the costs of building out the required infrastructure and have determined that incurring such costs would not be economically feasible.  Furthermore, we have evaluated potential strategic alternatives with respect to the Consumer CLEC Business, including retaining other vendors to perform the services currently provided under the Agreements, and an outright sale of all or parts of the business, but have not identified viable alternatives.  As a result, we have commenced a wind down of our Consumer CLEC Business, which includes customer notifications and terminations.  We anticipate that the business will be completely wound down prior to the April 20, 2020 effective date of the termination of the Agreements. The subsidiaries comprising our Consumer CLEC Business are direct subsidiaries of Uniti Group Inc. and are not subsidiaries of the Operating Partnership, which is a primary obligor and/or guarantor under our Credit Agreement and our outstanding notes, and do not guarantee such debt. Other than the assets and liabilities and results related to the Consumer CLEC Business, which are immaterial, the financial condition and results of operations of the Operating Partnership and Uniti Group Inc. are identical in all material respects.

Comparison of the years ended December 31, 2019 and 2018

The following tables sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

(Thousands)	Year Ended December 31, 2019	% of Revenues	Year Ended December 31, 2018	% of Revenues
Revenues:
Leasing	$716,640	67.8%	$699,847	68.8%
Fiber Infrastructure	315,605	29.8%	289,239	28.4%
Tower	14,693	1.4%	14,617	1.4%
Consumer CLEC	10,673	1.0%	13,931	1.4%
Total revenues	1,057,611	100.0%	1,017,634	100.0%
Costs and Expenses:
Interest expense, net	390,112	36.9%	319,591	31.4%
Depreciation and amortization	405,754	38.4%	451,750	44.4%
General and administrative expense	102,900	9.7%	85,198	8.4%
Operating expense (exclusive of depreciation and amortization)	160,024	15.1%	137,065	13.5%
Transaction related and other costs	43,708	4.1%	17,410	1.7%
Gain on sale of real estate	(28,995)	(2.7%)	-	-
Other income, net	(31,463)	(3.0%)	(4,504)	(0.4%)
Total costs and expenses	1,042,040	98.5%	1,006,510	98.9%

Income before income taxes	15,571	1.5%	11,124	1.1%
Income tax expense (benefit)	4,663	0.5%	(5,421)	(0.5%)
Net income	10,908	1.0%	16,545	1.6%
Net income attributable to noncontrolling interests	326	0.0%	358	0.0%
Net income attributable to shareholders	10,582	1.0%	16,187	1.6%
Participating securities' share in earnings	(549)	0.0%	(2,594)	(0.2%)
Dividends declared on convertible preferred stock	(656)	(0.1%)	(2,624)	(0.3%)
Amortization of discount on convertible preferred stock	(993)	(0.1%)	(2,980)	(0.3%)
Net income attributable to common shareholders	$8,384	0.8%	$7,989	0.8%

The following table sets forth, for the years ended December 31, 2019 and 2018, revenues and Adjusted EBITDA of our reportable segments:

	Year Ended December 31, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$716,640	$315,605	$14,693	$10,673	$-	$1,057,611

Adjusted EBITDA	$711,119	$126,754	$(595)	$1,955	$(26,494)	$812,739
Adjusted EBITDA margin	99.2%	40.2%	(4.0%)	18.3%	-	76.8%
Less:
Interest expense, net						390,112
Depreciation and amortization	282,107	114,566	6,474	1,879	728	405,754
Other income, net						(24,219)
Transaction related and other costs						43,708
Gain on sale of real estate						(28,995)
Stock-based compensation						10,808
Income tax expense						4,663
Net income						$10,908

	Year Ended December 31, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$699,847	$289,239	$14,617	$13,931	$-	$1,017,634

Adjusted EBITDA	$697,545	$123,389	$355	$3,353	$(21,759)	$802,883
Adjusted EBITDA margin	99.7%	42.7%	2.4%	24.1%	-	78.9%
Less:
Interest expense, net						319,591
Depreciation and amortization	337,126	105,651	6,704	1,994	275	451,750
Other income, net						(4,504)
Transaction related and other costs						17,410
Stock-based compensation						8,064
Income tax benefit						(5,421)
Other						(552)
Net income						$16,545

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

We adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) as of January 1, 2019.  This standard supersedes prior guidance regarding the evaluation of collectability of lease receivables, including straight-line revenue receivables.  We evaluated the collectability of our straight-line revenue receivable associated with the Master Lease in accordance with the transition provisions of ASC 842, and at the date of adoption, due to uncertainties surrounding Windstream’s operations and liquidity, including uncertainties surrounding the outcome of

Windstream’s pending litigation, we concluded that it was not probable that we would collect all future payments due to the Company over the initial term of the Master Lease.  As a result, effective January 1, 2019, the Company recorded the Master Lease on a cash basis in accordance with ASC 842 and will not reflect a straight-line revenue receivable until a time at which collectability of all future rents is determined to be probable. At the adoption of ASC 842, we reflected the write-off of the straight-line revenue balance as of January 1, 2019 as a $61.5 million adjustment to equity resulting from the change in accounting principle.

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

For the year ended December 31, 2019, we recognized $687.9 million of revenue from rents under the Master Lease, which included $29.0 million of TCI revenue.  For the year ended December 31, 2018, we recognized $693.9 million of revenue under the Master Lease, which included $23.1 million of non-cash TCI revenue and $15.1 million of non-cash straight-line rental revenue.  The increase in TCI revenue is attributable to continued investment by Windstream in TCIs. Windstream invested $164.7 million in TCIs during the year ended December 31, 2019, an increase from $153.6 million it invested in TCIs during the year ended December 31, 2018. Since the inception of the Master Lease, Windstream has invested a total of $771.8 million in such improvements.

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

Windstream’s stock is quoted on the OTC Markets under the ticker symbol “WINMQ.”  Windstream is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended, but Windstream is not current in its reporting obligations. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Annual Report on Form 10-K.

For the year ended December 31, 2019, we recognized $28.7 million of leasing revenues from non-Windstream triple-net leasing and dark fiber IRU arrangements, including $7.2 million of revenue related to the Bluebird transaction that closed on August 30, 2019.  For the year ended December 31, 2018, we recognized $6.0 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.  The increase in non-Windstream related revenues is due to the timing of closing sale-leaseback transactions, including the Bluebird transaction.

Fiber Infrastructure – For the years ended December 31, 2019 and 2018, we recognized $315.6 million and $289.2 million of revenue, respectively, in our Fiber Infrastructure segment. The increase is primarily driven by the timing of the Information Transport Solutions, Inc. (“ITS”) acquisition that occurred on October 19, 2018, which contributed revenues of $36.7 million during the year ended December 31, 2019 as compared to $9.0 million of revenues from the date of acquisition to December 31, 2018.  Revenue components for the Fiber Infrastructure segment for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2019		2018
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$125,983	39.9%	$132,361	45.8%
Enterprise and wholesale	66,545	21.1%	63,519	22.0%
E-Rate and government	89,430	28.3%	74,752	25.8%
Dark fiber and small cells	31,245	9.9%	14,115	4.9%
Other services	2,402	0.8%	4,492	1.5%
Total Fiber Infrastructure revenues	$315,605	100.0%	$289,239	100.0%

At December 31, 2019, we had approximately 20,900 customer connections, up from 18,200 customer connections at December 31, 2018.

Towers – Towers revenues for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2019		2018
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Towers revenues:
United States	$12,141	82.6%	$5,207	35.6%
Latin America	2,552	17.4%	9,410	64.4%
Total	$14,693	100.0%	$14,617	100.0%

The increased revenue in the United States for the year ended December 31, 2019, compared to the year ended December 31, 2018, is primarily driven by our development activities, and the inclusion of a non-recurring charge of $1.1 million related to the accounting of straight-line rents during the year ended December 31, 2018.  For the year ended December 31, 2019, we completed the construction of 242 towers in the U.S.  At December 31, 2019, the Uniti Towers’ domestic portfolio consisted of 672 wireless communications towers located in 33 states across the eastern and central regions in the United States, an increase from 430 wireless communications towers at December 31, 2018.  The decrease in revenues in Latin America compared to the year ended December 31, 2018 is due to the April 2, 2019 sale of our Latin American tower portfolio.

Consumer CLEC – For the year ended December 31, 2019, we recognized $10.7 million of revenue from the Consumer CLEC Business, compared to $13.9 million for the year ended December 31, 2018. The decrease is primarily attributable to a loss of customers during the period. We served approximately 10,800 customers as of December 31, 2019, a 52% decrease from 22,500 at December 31, 2018. We have commenced a wind down of our Consumer CLEC Business, which we expect to be completed by the second quarter of 2020.

Interest Expense, net

Interest expense for the year ended December 31, 2019, totaled $390.1 million, which includes non-cash interest expense of $42.8 million resulting from the amortization of our debt discounts and debt issuance costs, partially offset by $3.1 million of capitalized interest. Interest expense for the year ended December 31, 2018, totaled $319.6 million, which includes non-cash interest expense of $24.6 million resulting from the amortization of our debt discounts and debt issuance costs, partially offset by $5.6 million of capitalized interest.

The increase is primarily related to an increase of interest expense of $31.9 million on the Term Loan Facility as a result of the Fourth Amendment to our Credit Agreement, which increased the rate of our term loans by 200 basis points effective March 18, 2019, an increase of interest expense of $13.2 million on the Revolving Credit Facility primarily due to the Fifth Amendment to our Credit Agreement, which, until our entry into the Sixth Amendment on February 10, 2020, increased the rate by 200 basis points effective June 24, 2019, and an increase of $7.0 million of cash interest expense incurred on our 4.0% Exchangeable Notes issued June 28, 2019.  Furthermore, there was an increase in non-cash interest expense from the amortization of our debt discounts and debt issuance costs of $18.2 million related to the issues of the Exchangeable Notes and as a result of the Fourth Amendment.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the year ended December 31, 2019 totaled $405.8 million, which included $378.6 million of depreciation expense and $27.2 million of amortization expense. Charges for depreciation and amortization for the year ended December 31, 2018 totaled $451.8 million, which included property, plant and equipment depreciation of $425.2 million and intangible asset amortization of $26.6 million.

General and Administrative Expense

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with the administrative activities of our segments. For the year ended December 31, 2019, general and administrative costs totaled $102.9 million, which includes $10.8 million of stock-based compensation expense. For the year ended December 31, 2018, general and administrative costs totaled $85.2 million, which includes $8.1 million of stock-based compensation expense.  The remaining $15.0 million, or 17.6%, increase in 2019 over 2018 is primarily driven by increased legal & professional fees, increased insurance costs, and increased labor costs.

Operating Expense

Operating expense for the year ended December 31, 2019, totaled $160.0 million compared to $137.1 million for the year ended December 31, 2018.  Operating expense for our reportable segments for the years ended December 31, 2019 and 2018 consisted of the following:

	Year Ended December 31,
	2019		2018
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Fiber Infrastructure	$139,460	13.2%	$117,781	11.5%
Towers	9,819	0.9%	7,989	0.8%
CLEC	8,692	0.8%	10,576	1.0%
Leasing	2,053	0.2%	719	0.1%
Total operating expenses	$160,024	15.1%	$137,065	13.4%

Fiber Infrastructure – For the year ended December 31, 2019, Fiber Infrastructure operating expenses totaled $139.5 million as compared to $117.8 million for the year ended December 31, 2018.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.  The increase in operating expenses is primarily attributable to the timing of the ITS acquisition that occurred on October 19, 2018, which incurred operating expenses of $26.5 million and $5.6 million for the years ended December 31, 2019 and 2018, respectively.

Towers – Our Towers segment operating expense primarily consists of ground rent, some or all of which may be passed to our tenants, as well as property taxes, regulatory fees and maintenance and repairs expenses.  For the year ended December 31, 2019, Towers operating expense was $9.8 million and included $8.8 million of expenses related to our U.S. towers operations and $1.0 million related to our Latin American tower operations.  For the year ended December 31, 2018, Towers operating expense was $8.0 million and included $4.0 million of expenses related to our U.S. towers operations and $4.0 million related to our Latin American tower operations.  The increase in the U.S. in primarily driven by our development activities, while the decrease in Latin America is due to the sale of our Latin American tower portfolio.

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and also includes costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the year ended December 31, 2019 totaled $5.9 million (0.6% of revenue) and $0.6 million (0.1% of revenue), respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the year ended December 31, 2018 totaled $7.8 million (0.8% of revenue) and $0.7 million (0.1% of revenue), respectively.

Transaction Related and Other Costs

Transaction costs included incremental acquisition, pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs.  In addition, these costs include costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the year ended December 31, 2019, we incurred $43.7 million of transaction related and other costs, compared to $17.4 million of such costs during the year ended December 31, 2018.  The increase is primarily related to $32.8 million of total costs associated with the non-capitalizable Bluebird asset acquisition expenses, sale of our Latin America Tower portfolio, costs related to the Windstream bankruptcy, costs associated with Windstream’s claims against us and costs associated with the implementation of our enterprise resource planning system.  This increase was partially offset by a decrease in Uniti Fiber integration costs of $3.3 million.

Gain on Sale of Real Estate

For the year ended December 31, 2019, we recognized realized gains of $23.8 million and $5.1 million related to the sale of Uniti Towers’ Latin American business and sale of our U.S. ground lease business, respectively.

Other Income, net

We recognized $31.5 million of other income for the year ended December 31, 2019, which included a $28.5 million unrealized gain for mark-to-market adjustments on our contingent consideration arrangements.  Other income for the year ended December 31, 2018, totaled $4.5 million, primarily as a result of a net unrealized gain of $3.7 million for mark-to-market adjustments on our contingent consideration arrangements.

Income Tax Expense (Benefit)

We recorded a $4.7 million income tax expense for the year ended December 31, 2019.  Included in income tax expense is approximately $15.6 million of income tax expense related to (i) expense related to the cancellation of debt income that was recognized for federal income tax purposes as a result of the Fourth Amendment ($4.6 million), (ii) expense related to capital gain from the sale of Uniti Towers’ Latin American business ($4.6 million), (iii) expense related to undistributed income from operations ($3.2 million), (iv) expense attributable to unrecognized tax benefit related to the sale of Uniti Towers’ Latin American business ($2.9 million) and (v) expense related to franchise and gross receipts taxes ($0.3 million). Income tax expense was partially offset by a $10.9 million income tax benefit related to pre-tax loss in our Fiber Infrastructure segment. We recorded a $5.4 million income tax benefit for the year ended December 31, 2018, $1.3 million of which relates to the impact of the reduction in the corporate tax rate under the Tax Cuts and Jobs Act on purchase price allocation adjustments recorded during the three months ended September 30, 2018 and the remainder of which is primarily driven by pre-tax loss in our Fiber Infrastructure segment.

Comparison of the years ended December 31, 2018 and 2017

The following tables sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

(Thousands)	Year Ended December 31, 2018	% of Revenues	Year Ended December 31, 2017	% of Revenues
Revenues:
Leasing	$699,847	68.8%	$685,099	74.8%
Fiber Infrastructure	289,239	28.4%	202,791	22.1%
Tower	14,617	1.4%	10,055	1.1%
Consumer CLEC	13,931	1.4%	18,087	2.0%
Total revenues	1,017,634	100.0%	916,032	100.0%
Costs and Expenses:
Interest expense, net	319,591	31.4%	305,994	33.4%
Depreciation and amortization	451,750	44.4%	434,205	47.4%
General and administrative expense	85,198	8.4%	72,045	7.9%
Operating expense (exclusive of depreciation and amortization)	137,065	13.5%	102,176	11.2%
Transaction related and other costs	17,410	1.7%	38,005	4.1%
Other (income) expense	(4,504)	(0.4%)	11,284	1.2%
Total costs and expenses	1,006,510	98.9%	963,709	105.2%

Income (loss) before income taxes	11,124	1.1%	(47,677)	(5.2%)
Income tax benefit	(5,421)	(0.5%)	(38,849)	(4.2%)
Net income (loss)	16,545	1.6%	(8,828)	(1.0%)
Net income attributable to noncontrolling interests	358	0.0%	611	0.1%
Net income (loss) attributable to shareholders	16,187	1.6%	(9,439)	(1.0%)
Participating securities' share in earnings	(2,594)	(0.2%)	(1,509)	(0.2%)
Dividends declared on convertible preferred stock	(2,624)	(0.3%)	(2,624)	(0.3%)
Amortization of discount on convertible preferred stock	(2,980)	(0.3%)	(2,980)	(0.3%)
Net income (loss) attributable to common shareholders	$7,989	0.8%	$(16,552)	(1.8%)

The following table sets forth, for the years ended December 31, 2018 and 2017, revenues and Adjusted EBITDA of our reportable segments:

	Year Ended December 31, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$699,847	$289,239	$14,617	$13,931	$-	$1,017,634

Adjusted EBITDA	$697,545	$123,389	$355	$3,353	$(21,759)	$802,883
Adjusted EBITDA margin	99.7%	42.7%	2.4%	24.1%	-	78.9%
Less:
Interest expense, net						319,591
Depreciation and amortization	337,126	105,651	6,704	1,994	275	451,750
Other income, net						(4,504)
Transaction related and other costs						17,410
Stock-based compensation						8,064
Income tax benefit						(5,421)
Other						(552)
Net income						$16,545

	Year Ended December 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$685,099	$202,791	$10,055	$18,087	$-	$916,032

Adjusted EBITDA	$683,651	$83,987	$(831)	$4,556	$(21,839)	$749,524
Adjusted EBITDA margin	99.8%	41.4%	(8.3%)	25.2%	-	81.8%
Less:
Interest expense, net						305,994
Depreciation and amortization	347,999	78,307	4,907	2,607	385	434,205
Other expense						11,284
Transaction related and other costs						38,005
Stock-based compensation						7,713
Income tax benefit						(38,849)
Net loss						$(8,828)
Revenues

Leasing – For the year ended December 31, 2018, we recognized $693.9 million of revenue under the Master Lease, which included $23.1 million of non-cash TCI revenue and $15.1 million of non-cash straight-line rental revenue. For the year ended December 31, 2017, we recognized $685.1 million of revenue under the Master Lease, which included $14.3 million of non-cash TCI revenue and $17.3 million of non-cash straight-line rental revenue. The increase in TCI revenue is attributable to continued investment by Windstream in TCIs. Windstream invested $153.6 million in TCIs during the year ended December 31, 2018, a decrease from $228.0 million it invested in TCIs during the year ended December 31, 2017.

Fiber Infrastructure – In the years ended December 31, 2018 and 2017, we recognized $289.2 and $202.8 of revenue, in our Fiber Infrastructure segment. The increase is primarily attributable to the timing of the acquisitions of Southern Light, LLC (“Southern Light”) and Hunt Telecommunications LLC (“Hunt”), which were both acquired on July 3, 2017. Southern Light and Hunt contributed revenues of $132.8 million and $61.9 million, to our consolidated results for the year-ended December 31, 2018 and for the period from the date of acquisition through

December 31, 2017, respectively. In addition, we acquired ITS on October 19, 2018, which contributed $9.0 million of revenues from the date of acquisition to December 31, 2018.  Revenue components for the Fiber Infrastructure segment for the years ended December 31, 2018 and 2017 consisted of the following:

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

The increased revenue for the year ended December 31, 2018, compared to the year ended December 31, 2017, is primarily driven by our development activities in the United States and acquisition of additional NMS development towers in Latin America pursuant to our purchase agreement with Network Management Holdings LTD (“NMS”). During 2018 we completed the construction of 203 towers in the U.S. and added 58 towers in Latin America, of which 39 were NMS development towers. As of December 31, 2018, we acquired 89 of the 105 towers that were under development at the time of the NMS acquisition, and the remaining 16 development towers were cancelled and will not be completed and purchased.

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

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the year ended December 31, 2018 totaled $451.8 million, which included property, plant and equipment depreciation of $425.2 million and intangible asset amortization of $26.6 million. Charges for depreciation and amortization for the year ended December 31, 2017 totaled $434.2 million, which included property, plant and equipment depreciation of $415.9 million and intangible asset amortization of $18.3 million. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt that closed on July 3, 2017.

General and Administrative Expense

General and administrative expenses include compensation costs (including stock-based compensation awards), professional and legal services, corporate office costs and other costs associated with the administrative activities of our segments. For the year ended December 31, 2018, general and administrative costs totaled $85.2 million, which includes $8.1 million of stock-based compensation expense. For the year ended December 31, 2017, general and administrative costs totaled $72.0 million, which includes $7.7 million of stock-based compensation expense. The increase is primarily driven by the timing of the acquisitions of Southern Light and Hunt that closed on July 3, 2017.

Operating Expense

Operating expense for the year ended December 31, 2018, totaled $137.1 million compared to $102.2 million for the year ended December 31, 2017.  Operating expense for our reportable segments for the years ended December 31, 2018 and 2017 consisted of the following:

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

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and also includes costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the year ended December 31, 2018 totaled $7.8 million and $0.7 million, respectively, and expense associated with the Wholesale Agreement and the Master Services Agreement for the year ended December 31, 2017 totaled $10.2 million and $1.3 million, respectively.

Other (Income) Expense

Other income for the year ended December 31, 2018, totaled $4.5 million, primarily as a result of a net unrealized gain of $3.7 million for mark-to-market adjustments on our contingent consideration arrangements.  Other expense for the year ended December 31, 2017, totaled $11.3 million, primarily as a result of a net unrealized loss of $10.7 million for mark-to-market adjustments on our contingent consideration arrangements.

Income Tax Benefit

We recorded $5.4 million in income tax benefit for the year ended December 31, 2018. This benefit was primarily driven by pre-tax losses in our Fiber Infrastructure Segment which resulted in an income tax benefit of approximately $6.1 million, including $1.3 million of income tax benefit related to the impact of the 2017 tax reform legislation on certain purchase accounting adjustments related to 2017 acquisitions that were recorded in 2018. We recorded a combined income tax expense of approximately $0.7 million related to our Leasing Segment and Consumer CLEC Segment. This was primarily driven by pre-tax income in our Consumer CLEC Segment and state tax expense recorded in our Leasing Segment.

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

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before (i) stock-based compensation expense, (ii) the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our new enterprise resource planning system (collectively, “Transaction Related and Other Costs”), (iii) the write-off of unamortized deferred financing costs, (iv) costs incurred as a result of the early repayment of debt, (v) gains or losses on dispositions, (vi) changes in the fair value of contingent consideration and financial instruments, and (vii) other similar or infrequent items (although we may not have had such charges in the periods presented). We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis.  In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants.  Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.

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

The Company defines AFFO as FFO excluding (i) Transaction Related and Other Costs; (ii) Windstream bankruptcy and litigation related expenses; (iii) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight-line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; and (iv) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of early repayment of debt, taxes associated with tax basis cancellation of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments and similar or infrequent items less maintenance capital expenditures. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
(Thousands)	2019	2018	2017
Net income (loss)	$10,908	$16,545	$(8,828)
Depreciation and amortization	405,754	451,750	434,205
Interest expense, net	390,112	319,591	305,994
Income tax expense (benefit)	4,663	(5,421)	(38,849)
EBITDA	$811,437	$782,465	$692,522
Stock based compensation	10,808	8,064	7,713
Transaction related and other costs	43,708	17,410	38,005
Gain on sale of real estate	(28,995)	-	-
Other (income) expense	(24,219)	(5,056)	11,284
Adjusted EBITDA	$812,739	$802,883	$749,524

	Year Ended December 31,
(Thousands)	2019	2018	2017
Net income (loss) attributable to common shareholders	$8,384	$7,989	$(16,552)
Real estate depreciation and amortization	323,527	374,388	373,449
Gain on sale of real estate	(24,420)	-	-
Participating securities' share in earnings	549	2,594	1,509
Participating securities' share in FFO	(1,246)	(2,594)	(1,509)
Adjustments for noncontrolling interests	(5,857)	(8,636)	(4,420)
FFO attributable to common shareholders	$300,937	$373,741	$352,477
Transaction related and other costs	43,708	17,410	38,005
Change in fair value of contingent consideration	(28,463)	(3,721)	10,736
Amortization of deferred financing costs and debt discount	42,779	24,614	23,102
Stock-based compensation	10,808	8,064	7,713
Non-real estate depreciation and amortization	82,227	77,362	60,756
Straight-line revenue	(208)	(15,048)	(15,136)
Maintenance capital expenditures	(7,992)	(5,686)	(4,434)
Amortization of discount on convertible preferred stock	993	2,980	2,980
Cash taxes on tax basis cancellation of debt	4,590	-	-
Adjustment to deferred tax valuation allowance and tax rate change	-	-	(36,240)
Other, net	(34,799)	(34,426)	(14,871)
Adjustments for noncontrolling interests	(2,122)	(1,535)	(264)
AFFO attributable to common shareholders	$412,458	$443,755	$424,824

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

Subject to the restrictions imposed by the waiver and amendment to our Credit Agreement and the indenture governing our 7.875% senior secured notes due 2025 (as discussed below under “—Liquidity and Capital Resources—Credit Agreement”), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, generally will be restricted.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat the subsidiaries through which we operate Uniti Fiber and Talk America, as well as certain portions of Uniti Towers, as TRSs.  TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

The Company is subject to restrictions on distributions to its shareholders based on our credit agreement as amended. The restrictions permit the Company to make the minimum required distribution to maintain its status as a REIT, which is limited to 90% of our REIT taxable income. The restrictions will remain in place until a plan of reorganization for Windstream has become effective and other conditions related to the Company’s net leverage ratio are satisfied. Management believes that the requirements for a reversion will occur before the end of calendar year 2020. Further, upon reversion, the Company expects to make one or more distributions to its shareholders to ensure that it has distributed at least 100% of its 2020 REIT taxable income. Therefore, the Company believes that the REIT will not incur federal or state income tax related to its 2020 tax year (other than certain local income taxes) and thus no deferred income taxes related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the REIT should be recorded as of December 31, 2019.

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

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our property, plant and equipment that could materially affect the carrying value of these assets and our future operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $27.6 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $22.9 million per year.

At December 31, 2019, our unamortized finite lived intangible assets totaled $531.9 million, and are amortized using the straight-line method over their estimated useful lives with the exception of the customer list intangible assets related to our Consumer CLEC Business, which were brought over at carry-over basis at the time of the Spin-Off, and are amortized using the sum-of-the-years’-digits method over their estimated useful lives. A reduction in the average useful lives of our finite lived intangible asset of one year would have increased the amount of amortization expense recorded in 2019 by approximately $2.4 million.

Impairment of Property, Plant and Equipment

We continually monitor events and changes in circumstances that could indicate that the carrying amount of our property, plant and equipment may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of those assets through its undiscounted future cash flows and the eventual disposition of the asset. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our property, plant and equipment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the related assets. During the years ended December 31, 2019, 2018 and 2017, no impairment losses were recognized.

Business Combinations and Asset Acquisitions

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

For acquisitions meeting the definition of an asset acquisition, the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values.  There are significant judgments and estimates used in determining the fair values of the assets acquired and liabilities assumed, which include assumptions with respect to items such as replacement cost, land value, assemblage factor, discount rate, lease-up period, implied rents per strand mile, and useful life.  No goodwill is recognized in an asset acquisition.

Goodwill

As of December 31, 2019 and 2018, all of our goodwill is included in our Fiber Infrastructure segment.  Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units.  We performed our goodwill impairment analysis during the fourth quarter, and we concluded the implied fair value of our Fiber Infrastructure reporting unit was in excess of its carrying value by less than 2%.  During the years ended December 31, 2019, 2018 and 2017, no impairment losses were recognized.

We estimate the fair value of our reporting units (which are our segments) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions.  We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each methodology in the determination of the concluded fair value.  If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of Income not to exceed the carrying value of goodwill.

Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which includes expected revenue and expense growth rates, capital expenditure plans and cost of capital. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. As our concluded fair value of our Fiber Infrastructure reporting unit slightly exceeds carrying value, small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment in future periods.  Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital.  For example, if we were to experience a significant delay in our permitting process in the construction of our fiber networks, the timing of effected cash flows could impact long term growth rates and negatively impact the income approach, leading to potential impairment.  As a result, should our expectations of average projected revenue growth percentage decrease by 4.0%, average projected EBITDA margin percentage decrease by 1.2% and/or average projected capital expenditures as a percentage of revenue increase by 3.9%, we may experience future impairment to goodwill (while other assumptions remain constant). Should we experience a deterioration in market factors such as stock prices or increased interest rates, a cost of capital increase in excess of 1.3% may result in future impairment.  The market approach uses market data of comparable business and acquisition multiples paid in recent transactions to estimate fair value.  Declines in acquisitions multiples of approximately 1.8% could affect the likelihood and amount of potential impairment.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service requirements, fund investment activities (including capital expenditures), and make dividend distributions. Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily arising under the Master Lease with Windstream), borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and proceeds from the issuance of debt and equity securities.

As of December 31, 2019, we had cash and cash equivalents of $142.8 million.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. Following the effectiveness of the Sixth Amendment to our Credit Agreement, the Revolving Credit Facility is now fully drawn. However, we have subsequently repaid a portion of the amount outstanding and as of the date of this Annual Report we have approximately $40 million of available capacity.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our debt instruments would impose significant restrictions on our ability to pay dividends.

Cash provided by operating activities totaled $617.0 million, $472.8 million and $405.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash provided by operating activities is primarily attributable to our leasing activities.

Cash used in investing activities was $544.8 million for the year ended December 31, 2019, which was driven by capital expenditures ($350.5 million) and the acquisition of Bluebird fiber network assets ($320.8 million), partially offset by proceeds related to the sale of Uniti Towers’ Latin American and ground lease businesses and sale of Uniti Fiber’s Midwest operations ($136.8 million).  Cash used in investing activities was $480.5 million for the year ended December 31, 2018, which was driven by capital expenditures ($423.6 million), primarily related to our Uniti

Fiber and Uniti Leasing businesses, and the acquisition of ITS ($53.7 million).  Cash used in investing activities was $1.0 billion for the year ended December 31, 2017, which was driven by the acquisitions of Southern Light ($636.1 million), Hunt ($126.0 million), NMS assets ($69.7 million), ground lease investments ($21.8 million), partially offset by a Tower Cloud working capital adjustment ($0.2 million) and capital expenditures ($166.0 million), primarily related to our Uniti Fiber and Uniti Towers businesses.

Cash provided by financing activities was $32.6 million for the year ended December 31, 2019, which primarily represents the proceeds from issuance of notes ($345.0 million), proceeds from sale of the Warrants ($50.8 million) and net proceeds under our ATM Program ($21.6 million). This was mostly offset by dividend payments ($138.7 million), payment for bond hedge option ($70.0 million), net repayments under the Revolving Credit Facility ($65.0 million), payments for financing costs ($49.5 million), contingent consideration payments ($32.3 million), principal payments related to the senior secured term loan ($21.1 million) and distributions paid to noncontrolling interests ($3.0 million). Cash used in financing activities was $13.8 million for the year ended December 31, 2018, which was driven by dividend payments ($426.1 million), principal payments on our senior secured term loan ($21.1 million), contingent consideration payments ($18.6 million), distributions to noncontrolling interest ($9.9 million), partially offset by net borrowings under the Revolving Credit Facility ($360.0 million) and net proceeds under our ATM Program ($109.4 million). Cash provided by financing activities was $502.0 million for the year ended December 31, 2017, which primarily represents the net proceeds from the sale of common stock through a public offering ($498.9 million) and proceeds from the 2024 Notes issued in May 2017 ($201.0 million), which were used to fund the acquisitions of Southern Light and Hunt, and net borrowings under the Revolving Credit Facility ($280.0 million), partially offset by dividend payments ($400.2 million), deferred financing costs related to the term loan repricing and 2024 Notes issued in May 2017 ($28.5 million), contingent consideration payments ($20.0 million), and principal payments related to the senior secured term loan ($21.1 million).

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

On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective. In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and is currently operating as a “debtor in possession” under supervision of the Bankruptcy Court.  See Part I, Item 1A “Risk Factors” for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial conditions.  See Part I, Item 1A “Risk Factors” for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial conditions.

On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease. As further described below, an adverse determination in the adversary proceeding with Windstream could materially adversely affect our results of operations, liquidity and financial condition and our status as a REIT.

Rejection. In bankruptcy, Windstream has the option to assume or reject the Master Lease. Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations. Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and we believe Windstream would require approval from the applicable PUC and the FCC to cease providing service in those markets. As a result, although we can provide no assurances, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote. A rejection of the Master Lease, or even a temporary disruption in payments to us, would require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and our debt service obligations and could otherwise affect our ability to maintain REIT status.

A rejection of the Master Lease by Windstream could result in an “event of default” under our Credit Agreement if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00. An acceleration of debt under our senior secured credit facilities due to an uncured “event of default” under our Credit Agreement would also result in an “event of default” under the terms of our outstanding notes. Such an “event of default” would give the holders of the applicable debt obligation the right to accelerate our repayment obligations relating to such debt.

Our Credit Agreement prohibits us from amending the Master Lease in a manner that, among  other provisions, pro forma for any such amendment, would result in our consolidated secured leverage ratio exceeding 5.00 to 1.00, and management has no intention to enter into a lease amendment that would violate our debt covenants. However, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including as a result of the adversary proceeding brought by Windstream related to the Master Lease if the Settlement is not implemented.

Recharacterization / Pending Master Lease Litigation. On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York against Uniti and certain of its affiliates, alleging¸ among other things, that (1) the Master Lease should be recharacterized as a financing arrangement, (2) rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers, (3) the Master Lease is a lease of personal property and (4) Uniti has breached its non-competition obligations to Windstream under the Master Lease, each of which allegations is discussed in more detail below. As described above, the trial for the recharacterization claim has been stayed. Any adverse determination or judicial decision on one or more of the claims against us could materially adversely affect our consolidated results of operations, liquidity, and financial condition or, in certain circumstances, cause us to file for voluntary Chapter 11 protection.  See “Legal Proceedings.”

Mediation. Uniti, Windstream and Windstream’s creditors have been engaged in mediation in the Windstream bankruptcy to resolve claims brought by Windstream against Uniti. We have recently announced an agreement in principle to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy. All litigation between Windstream and Uniti will be stayed while the parties negotiate and prepare the definitive documentation to implement the Settlement.  See “Item 1. Business.—Recent Developments.” If the settlement is effectuated, we will need to raise significant additional capital to fund our obligations under such settlement.

At-the-Market Common Stock Offering Program

We have established an at the market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250 million. The ATM Program is currently suspended following the June 15, 2019 expiration of our shelf registration statement. As of December 31, 2019, the Company has issued and sold an aggregate of 6.7 million shares of common stock at a weighted average price of $19.92 per share under the ATM Program, receiving net proceeds of $131.2 million, after commissions of $1.7 million and other offering costs.  As of December 31, 2019, we have approximately $117.1 million available for issuance under the ATM Program. When in operation, this program was intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.

UPREIT Operating Partnership Units

During 2017, the Company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure. Under this structure, the Operating Partnership now holds substantially all of the Company’s assets and is the direct or indirect parent company of, among others, CSL Capital, LLC, Uniti Group Finance Inc. and Uniti Fiber Holdings Inc.

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

Senior Notes

At December 31, 2019, the Operating Partnership and certain of its wholly-owned subsidiaries had outstanding $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes”), $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”) and $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes,” and together with the 2023 Notes, the “Unsecured Notes”).

On February 10, 2020, the Operating Partnership and certain of its wholly-owned subsidiaries issued $2.25 billion aggregate principal amount of 7.875% Senior Secured Notes due February 15, 2025 (the “2025 Secured Notes” and, together with and the 2023 Secured Notes, the “Secured Notes;” the Secured Notes and the Unsecured Notes are collectively referred to as the “Notes”).  The proceeds were used to repay outstanding term loans under our senior secured credit facilities as discussed in “Credit Agreement” below.

In connection with the up-REIT Reorganization, the Operating Partnership replaced the Company and assumed its obligations as an obligor under the 2023 Secured Notes, 2023 Notes and the 2024 Notes and Facilities.  The Company subsequently became a guarantor of these series of notes and under the Credit Agreement. The Company also guarantees the Exchangeable Notes and the 2025 Secured Notes.  Separate financial statements of the Operating Partnership have not been included since the Operating Partnership is not a registrant.

Exchangeable Notes

On June 28, 2019, Uniti Fiber issued $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024.  The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election.

Credit Agreement

Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”) are party to the Credit Agreement, which as of December 31, 2019, provided for the Term Loan Facility (in an initial principal amount of $2.14 billion) and the Revolving Credit Facility (in an aggregate principal amount of up to $750 million). On February 10, 2020, in connection with the issuance of the 2025 Secured Notes and the effectiveness of the Sixth Amendment, the Borrowers repaid all $2.05 billion of outstanding term loans and repaid approximately $156.7 million of revolving loans (and terminated related commitments in an amount equal to $157.6 million). All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s wholly-owned subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes.

The Revolving Credit Facility presently bears interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2019, the Borrowers were in compliance with all of the covenants under the Credit Agreement.  However, we would be in breach of the requirement to deliver audited financial statements without a going concern opinion if we are unable to provide 2019 audited financial statements without a going concern opinion to lenders under our Credit Agreement by March 30, 2020.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the fourth amendment (the “Fourth Amendment”) to our Credit Agreement. During the pendency of Windstream’s bankruptcy, the Fourth Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements. The limited waiver was issued in connection with the Sixth Amendment to our Credit Agreement. In addition to the restrictions imposed by the Fourth Amendment discussed above, which remain effective, the Sixth Amendment also limits the ability of our non-guarantor subsidiaries to incur indebtedness. The Sixth Amendment increased the interest rate on our revolving facility by 100 bps for each applicable rate. As amended, borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

Interest Rate Swaps

We are party to interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.04 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%.

As result of the repayment of the Company’s term loan facility in February of 2020 (discussed above), the Company entered into receive-fixed interest rate swaps (the “Replacement Swaps”) to offset its existing pay-fixed interest rate swaps (the “Existing Swaps”) that were designated as cash flow hedges of interest payments initially associated with the term loan facility.   On February 10, 2020, the Company discontinued hedge accounting on its Existing Swaps as the hedge accounting requirements were no longer met. Amounts in accumulated other comprehensive (loss) income associated with the Existing Swaps as of the date of dedesignation, will be reclassified to interest expense as the hedged interest payments impact earnings.  The net effect of these offsetting interest rate swaps will result in a monthly cash outflow of approximately $1.1 million through October 2022.

Outlook

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios.  We anticipate declaring dividends for the 2020 tax year to comply with our REIT distribution requirements.  We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities. We have no material remaining revolving credit facility capacity and therefore we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and will seek to access them again promptly when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt.  We will need to raise additional capital if our settlement, which includes growth capital investments, with Windstream is effectuated.

The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances, including uncertainty surrounding Windstream; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations. If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

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

In light of recent developments and uncertainty surrounding Windstream and the effect of substantial doubt about our ability to continue a going concern, each as set forth under Part I, Item 1A “Risk Factors,” in this Annual Report on Form 10-K, until such time as our settlement is approved and Windstream emerges from bankruptcy, we may take additional measures to conserve cash if we anticipate that it may be difficult for us to access the capital markets at attractive rates until such uncertainty is clarified. Accordingly, we may elect to suspend, delay or reduce success-based capital expenditures and dividend payments to conserve cash.  If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them.  Because our Master Lease is essential to Windstream’s operations, we expect that any disruption in payments by Windstream would be limited, and we believe that if we take such actions and such disruption is only limited, we would have enough liquidity to fund our cash needs within one year after the date the financial statements are issued.  If our assumptions are incorrect or any disruption is longer, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them.

Contractual Obligations

As of December 31, 2019, we had contractual obligations and commitments as follows:

	Payments Due by Period
(millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$21	$2,599	$2,605	$-	$5,225
Interest payments on long-term debt obligations(b)	303	581	215	-	1,099
Operating leases	27	47	36	121	231
Finance leases	8	14	13	50	85
Network deployment(c)	44	-	-	-	44
Committed landlord growth funding	11				11
Other Long-Term Liabilities
Contingent consideration(d)	10	2	-	-	12
Total projected obligations and commitments(e)	$424	$3,243	$2,869	$171	$6,707
(a)	Excludes $207.1 million of unamortized discounts on long-term debt and deferred financing costs.
(b)

Interest rates on our Term Loan Facility are based on our swap rates.  Excludes the impact to the fourth amendment to our Credit Agreement discussed above in “Liquidity and Capital Resources—Credit Agreement”.

(c)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(d)	Cash settled contingent consideration related to the August 31, 2016 acquisition of Tower Cloud, Inc.
(e)	Excludes $23.7 million of derivative liability related to interest rate swaps maturing on October 24, 2022.

If the Settlement is approved, we could incur significant additional contractual obligations.  See “Item 1. Business.—Recent Developments.”

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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2018 - December 31, 2018	January 15, 2019	$0.60	December 31, 2018
January 1, 2019 - March 31, 2019	April 15, 2019	$0.05	April 1, 2019
April 1, 2019 - June 30, 2019	July 15, 2019	$0.05	June 28, 2019
July 1, 2019 - September 30, 2019	October 15, 2019	$0.05	September 30, 2019
October 1, 2019 - December 31, 2019	January 15, 2020	$0.22	December 31, 2019

Any dividends must be declared by our Board of Directors, which will take into account various factors including our current and anticipated operating results, our financial position, REIT requirements, conditions prevailing in the market, restrictions in our debt documents and additional factors they deem appropriate. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends or to change the amount paid as dividends.  In light of recent developments with Windstream, we may take further measures to conserve cash, which may include a suspension, delay or reduction in our dividend.  In addition, during the pendency of Windstream’s bankruptcy, the Fourth Amendment to our Credit Agreement (as set forth in Item 1A Risk Factors) and our 7.875% senior secured notes due 2025 generally limit our ability to pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

Capital Expenditures

Capital expenditures for the Distribution Systems leased under the Master Lease are generally the responsibility of Windstream. The Master Lease stipulates that Windstream can request that we fund $50 million of capital expenditures per year for five years (but in no event to extend beyond the end of the sixth year of the Master Lease, which ends May 2021); however, Windstream cannot require Uniti to make such capital expenditures. If we elect to fund requested capital expenditures, the annual lease payments will be increased at a floating rate based on our cost of capital. No capital expenditure funding requests were made by Windstream for the year ended December 31, 2019.

If the settlement with Windstream is approved and implemented, we will fund an aggregate of $1.75 billion of Growth Capital Investment in property subject to the Master Lease over the next 10 years.  Pursuant to the Settlement, if Windstream is not in compliance with the terms and conditions of the New Leases, Uniti will not be required to fund Growth Capital Improvements. In the event Uniti defaults or otherwise fails to timely satisfy its obligations under the New Leases and Windstream is in compliance with the terms of the New Leases, then Windstream has the right to deduct from the subsequent rent payment or payments, amounts otherwise owed to Windstream.

We categorize our capital expenditures as either (i) success-based, (ii) maintenance, (iii) integration or (iv) corporate and non-network.  We define success-based capital expenditures as those related to installing existing or anticipated contractual customer service orders. Maintenance capital expenditures are those necessary to keep existing network elements fully operational.  Integration capital expenditures are those made specifically with respect to recent acquisitions that are essential to integrating acquired companies in our business.  We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios, and expect that cash on hand, borrowings under our Revolving Credit Facility, and cash flows provided by operating activities will be sufficient to support these investments.  As of December 31, 2019, the Company has committed to fund approximately $11.2 million of growth capital expenditures related to the Bluebird Lease over the next twelve months.

In light of recent developments with Windstream, we may take further measures to conserve cash, which may include a suspension, delay or reduction in success-based capital expenditures.  We are closely monitoring developments of the Windstream bankruptcy and continually assess our capital expenditure plans in light of such developments.

Off Balance-Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In fiscal 2019, our primary market risk exposure was interest rate risk with respect to our variable rate indebtedness under our Term Loan Facility. In addition, we have a variable rate Revolving Credit Facility, which had an aggregate principal amount of $575 million as of December 31, 2019. To manage this exposure under our Term Loan Facility, we have entered into interest rate swap agreements in order to mitigate the interest rate risk inherent in our variable rate Term Loan Facility. As result of the repayment of the Company’s term loan facility in February of 2020 (discussed above), the Company entered into receive-fixed interest rate swaps (the “Replacement Swaps”) to offset its existing pay-fixed interest rate swaps (the “Existing Swaps”) that were designated as cash flow hedges of interest payments initially associated with the term loan facility.  On February 10, 2020, the Company discontinued hedge accounting on its Existing Swaps as the hedge accounting requirements were no longer met. Amounts in accumulated other comprehensive (loss) income associated with the Existing Swaps as of the date of dedesignation, will be reclassified to interest expense as the hedged interest payments impact earnings.  The net effect of these offsetting interest rate swaps will result in a monthly cash outflow of approximately $1.1 million through October 2022. As of December 31, 2019, the interest rate risk for our Term Loan Facility has been mitigated through this interest rate swap agreement, and, with the exception of our Revolving Credit Facility, the interest rate for our remaining debt has a fixed rate.  A hypothetical 10% change in interest rates effective at December 31, 2019, would have had a $3.4 million impact on Uniti’s results of operations for the year ended December 31, 2019.

An increase in interest rates could make the financing of any acquisition by us more costly. Rising interest rates could also limit our ability to refinance our debt when it matures or cause us to pay higher interest rates upon refinancing and increase interest expense on refinanced indebtedness.

In connection with the Sixth Amendment to our Credit Agreement obtained on February 10, 2020, the applicable margins for (i) base rate loans under the Revolving Credit Facility increased to a range of 3.75% to 4.25% and (ii) eurodollar rate loans under the Revolving Credit Facility to a range of 4.75% to 5.25%, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

Foreign Currency Exchange Rate Fluctuation

Subsequent to the sale of our Latin American tower portfolio on April 2, 2019, we no longer have operations denominated in foreign currencies. Less than 1% of our revenues were denominated in foreign currencies for the year ended December 31, 2019.  Cost of sales and operating costs related to these sales are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. A hypothetical uniform 10% strengthening in the value of the U.S. dollar relative to the currencies in which our transactions were denominated would have resulted in an immaterial change in net income for the year ended December 31, 2019.

Item 8. Financial Statements and Supplementary Data.

Uniti Group Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uniti Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Uniti Group Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income (loss), of shareholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective controls over the identification and valuation of certain assets in the application of the acquisition method of accounting for asset acquisitions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s most significant customer, Windstream Holdings, Inc., which accounts for approximately 65.0% of consolidated total revenues for the year ended December 31, 2019, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, and uncertainties surrounding potential impacts to the Company resulting from Windstream Holdings, Inc.’s bankruptcy filing raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the

Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Fiber Infrastructure Segment (the “Segment”)

As described in Notes 3 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $691 million as of December 31, 2019, all of which is associated with the Fiber Infrastructure segment.  Management reviews goodwill for impairment at least annually in the fourth quarter, and evaluates goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of its reporting units (which are management’s segments) below its carrying amount.  If the carrying amount of the Segment is greater than the Segment’s fair value, an impairment loss must be recognized for the excess and recorded on the consolidated statements of income.  Management estimates fair value using a combination of an income approach based on the present value of estimated future cash flows of the Segment and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions. Management evaluates the appropriateness of each valuation methodology in determining the weighting applied to each methodology in the determination of the concluded fair value.  Inherent in the cash flow projections for the Segment are significant assumptions derived from management’s review of its operating results and business plans, including expected revenue and expense growth rates, capital expenditure plans and cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Fiber Infrastructure segment is a critical audit matter are there was significant judgment by management when determining the fair value measurement of the Segment, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures to evaluate management’s valuation of the Segment.  There was significant audit effort to evaluate the audit evidence related to management’s fair value estimate determined using a combination of an income approach and a market approach, including the weighting applied to each methodology, as well as significant assumptions used in the income approach such as revenue and expense growth rates, capital expenditure plans and cost of capital, and comparable businesses and acquisition multiples utilized in the market approach. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Segment.  These procedures also included, among others, testing management’s process for determining the fair value estimate, including (i) evaluating the fair value of the Segment as determined using a combination of an income approach and a market approach, including the weighting applied to each methodology; (ii) testing the completeness, accuracy, and relevance of underlying data used in the discounted cash flow model and market approach; (iii) evaluating the significant assumptions used by management in the income approach, including the revenue and expense growth rates, capital expenditure plans and cost of capital; and (iv) evaluating the reasonableness of comparable businesses and acquisition multiples utilized in the market approach.  Evaluating management’s assumptions used in the income approach involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the Segment, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of comparable businesses and acquisition multiples utilized in the market approach involved considering the consistency with external market data and recent transactions. Professionals with specialized skill and knowledge were used to assist in the evaluation of the fair value of the Segment as determined using a combination of an income approach and a market approach, including the weighting applied to each methodology, the appropriateness of management’s discounted cash flow model and the reasonableness of certain significant assumptions used by management in the income approach, including the revenue growth rates and cost of capital, and the reasonableness of the comparable businesses and acquisition multiples utilized in the market approach.

Purchase Price Allocation - Bluebird Network Acquisition

As described in Notes 3 and 6 to the consolidated financial statements, the Company completed the asset acquisition of Bluebird Network, LLC’ (“Bluebird Network”) on August 30, 2019 for total purchase consideration of $320.8 million. Management applies the acquisition method of accounting for acquisitions meeting the definition of an asset acquisition, where assets acquired and liabilities assumed are recorded at fair value at the date of the acquisition. Management uses significant judgment and estimates in determining the fair values of the assets acquired and liabilities assumed, which include assumptions with respect to items such as replacement cost, land value, assemblage factor, discount rate, lease-up period, implied rents per strand mile, and useful life.

The principal considerations for our determination that performing procedures relating to the purchase price allocation of the Bluebird Network acquisition is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value estimate of tangible and intangible assets acquired due to the significant amount of judgment by management when developing the estimate; (ii) there was significant audit effort in evaluating the significant assumptions relating to the fair value estimate, including the replacement cost, land value, assemblage factor, discount rate, lease-up period, implied rents per strand mile, and useful life; (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained; and (iv) as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of the tangible and intangible assets; (iii) testing the completeness, accuracy, and relevance of underlying data used in the fair value estimates; and (iv) evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions, including the replacement cost, land value, assemblage factor, discount rate, lease-up period, implied rents per strand mile, and useful life, using professionals with specialized skill and knowledge to assist in doing so. Evaluating the reasonableness of the replacement cost assumption involved considering the historical cost of constructing fiber network. The land value, assemblage factor, discount rate, lease-up period, and implied rents per strand mile assumptions were evaluated by considering the consistency with external market and industry data. The estimate of useful life was evaluated by considering whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 12, 2020

We have served as the Company’s auditor since 2014.

Uniti Group Inc.

Consolidated Balance Sheets

(Thousands, except par value)	December 31, 2019	December 31, 2018
Assets:
Property, plant and equipment, net	$3,409,945	$3,209,006
Cash and cash equivalents	142,813	38,026
Accounts receivable, net	77,623	104,063
Goodwill	690,672	692,385
Intangible assets, net	531,979	432,821
Straight-line revenue receivable	2,408	61,785
Derivative asset	-	31,043
Other assets	161,560	23,808
Total Assets	$5,017,000	$4,592,937
Liabilities, Convertible Preferred Stock and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$227,121	$94,179
Accrued interest payable	28,800	28,097
Deferred revenue	1,070,671	726,262
Derivative liability	23,679	-
Dividends payable	43,282	113,744
Deferred income taxes	24,431	52,434
Finance lease obligations	52,994	55,282
Contingent consideration	11,507	83,401
Notes and other debt, net	5,017,679	4,846,233
Total liabilities	6,500,164	5,999,632

Commitments and contingencies (Note 15)

Convertible Preferred Stock, Series A, $0.0001 par value, no shares authorized at December 31, 2019 and 88 shares authorized and issued at December 31, 2018, $87,500 liquidation value	-	86,508

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 192,142 shares at December 31, 2019 and 180,536 at December 31, 2018	19	18
Additional paid-in capital	951,295	757,517
Accumulated other comprehensive (loss) income	(23,442)	30,105
Distributions in excess of accumulated earnings	(2,494,740)	(2,373,218)
Total Uniti shareholders' deficit	(1,566,868)	(1,585,578)
Noncontrolling interests - operating partnership units	83,704	92,375
Total shareholders' deficit	(1,483,164)	(1,493,203)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$5,017,000	$4,592,937

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Income

	Year Ended December 31,
(Thousands, except per share data)	2019	2018	2017
Revenues:
Leasing	$716,640	$699,847	$685,099
Fiber Infrastructure	315,605	289,239	202,791
Tower	14,693	14,617	10,055
Consumer CLEC	10,673	13,931	18,087
Total revenues	1,057,611	1,017,634	916,032
Costs and Expenses:
Interest expense, net	390,112	319,591	305,994
Depreciation and amortization	405,754	451,750	434,205
General and administrative expense	102,900	85,198	72,045
Operating expense (exclusive of depreciation, accretion and amortization)	160,024	137,065	102,176
Transaction related and other costs	43,708	17,410	38,005
Gain on sale of real estate	(28,995)	-	-
Other (income) expense	(31,463)	(4,504)	11,284
Total costs and expenses	1,042,040	1,006,510	963,709

Income (loss) before income taxes	15,571	11,124	(47,677)
Income tax expense (benefit)	4,663	(5,421)	(38,849)
Net income (loss)	10,908	16,545	(8,828)
Net income attributable to noncontrolling interests	326	358	611
Net income (loss) attributable to shareholders	10,582	16,187	(9,439)
Participating securities' share in earnings	(549)	(2,594)	(1,509)
Dividends declared on convertible preferred stock	(656)	(2,624)	(2,624)
Amortization of discount on convertible preferred stock	(993)	(2,980)	(2,980)
Net income (loss) attributable to common shareholders	$8,384	$7,989	$(16,552)

Earnings (loss) per common share (Note 13):
Basic	$0.04	$0.05	$(0.10)
Diluted	$0.04	$0.04	$(0.13)

Weighted-average number of common shares outstanding
Basic	187,358	176,169	168,693
Diluted	187,358	177,071	168,989

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Thousands)	2019	2018	2017
Net income (loss)	$10,908	$16,545	$(8,828)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative contracts	(54,612)	24,251	12,895
Changes in foreign currency translation	(63)	(1,440)	1,660
Other comprehensive income (loss)	(54,675)	22,811	14,555
Comprehensive income (loss)	(43,767)	39,356	5,727
Comprehensive income attributable to noncontrolling interest	(1,128)	884	976
Comprehensive (loss) income attributable to common shareholders	$(42,639)	$38,472	$4,751

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interests	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2016	-	$-	155,138,637	$15	$141,092	$(6,369)	$(1,537,183)	$-	$(1,402,445)
2017 Activity:
Net (loss) income	-	-	-	-	-	-	(9,439)	611	(8,828)
Issuance of common stock	-	-	19,528,302	2	517,499	-	-	-	517,501
Amortization of discount on convertible preferred stock	-	-	-	-	(2,980)	-	-	-	(2,980)
Other comprehensive income	-	-	-	-	-	14,190	-	365	14,555
Common stock dividends	-	-	-	-	-	-	(410,054)	-	(410,054)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(4,978)	(4,978)
Convertible preferred stock dividends	-	-	-	-	-	-	(2,624)	-	(2,624)
Equity issuance cost	-	-	-	-	(18,575)	-	-	-	(18,575)
Contributions from noncontrolling interest holders	-	-	-	-	-	-	-	105,969	105,969
Purchase of noncontrolling interest	-	-	-	-	-	-	-	(560)	(560)
Net share settlement	-	-	-	-	(421)	-	(1,415)	-	(1,836)
Stock-based compensation	-	-	184,575	-	7,713	-	-	-	7,713
Balance at December 31, 2017	-	$-	174,851,514	$17	$644,328	$7,821	$(1,960,715)	$101,407	$(1,207,142)
2018 Activity:
Cumulative effect adjustment for adoption of new accounting standard	-	-	-	-	-	-	1,859	-	1,859
Net income	-	-	-	-	-	-	16,187	358	16,545
At-the-market issuance of common stock, net of offering costs	-	-	5,496,763	1	109,441	-	-	-	109,442
Amortization of discount on convertible preferred stock	-	-	-	-	(2,980)	-	-	-	(2,980)
Other comprehensive income	-	-	-	-	-	22,284	-	527	22,811
Common stock dividends	-	-	-	-	-	-	(427,656)	-	(427,656)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(9,917)	(9,917)
Convertible preferred stock dividends	-	-	-	-	-	-	(2,624)	-	(2,624)
Net share settlement	-	-	-	-	(1,336)	-	(269)	-	(1,605)

Stock-based compensation	-	-	187,694	-	8,064	-	-	-	8,064
Balance at December 31, 2018	-	$-	180,535,971	$18	$757,517	$30,105	$(2,373,218)	$92,375	$(1,493,203)
2019 Activity:
Cumulative effect adjustment for adoption of new accounting standard	-	-	-	-	-	-	(61,826)	-	(61,826)
Net income	-	-	-	-	-	-	10,582	326	10,908
At-the-market issuance of common stock, net of offering costs	-	-	1,176,186	-	21,641	-	-	-	21,641
Amortization of discount on convertible preferred stock	-	-	-	-	(993)	-	-	-	(993)
Other comprehensive income	-	-	-	-	-	(53,547)	-	(1,128)	(54,675)
Common stock dividends declared ($0.37 per share)	-	-	-	-	-	-	(69,403)	-	(69,403)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1,329)	(1,329)
Exchange of noncontrolling interest	-	-	666,576	-	6,540	-	-	(6,540)	-
Convertible preferred stock dividends	-	-	-	-	-	-	(875)	-	(875)
Equity settlement convertible preferred stock	-	-	8,677,163	1	87,499	-	-		87,500
Net share settlement	-	-	-	-	(1,834)	-	-	-	(1,834)
Stock-based compensation	-	-	357,066	-	10,808	-	-	-	10,808
Equity settlement contingent consideration	-	-	645,385	-	11,178	-	-	-	11,178
Issuance of common stock - employee stock purchase plan	-	-	83,287	-	884	-	-		884
Equity component value of exchangeable note issuance, net	-	-	-	-	80,770	-	-	-	80,770
Deferred tax liability related to exchangeable note issuance	-	-	-	-	(3,499)	-	-	-	(3,499)
Sale of common stock warrant	-	-	-	-	50,819	-	-	-	50,819
Payment for bond hedge option	-	-	-	-	(70,035)	-	-	-	(70,035)
Balance at December 31, 2019	-	$-	192,141,634	$19	$951,295	$(23,442)	$(2,494,740)	$83,704	$(1,483,164)

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2019	2018	2017
Cash flow from operating activities
Net income (loss)	$10,908	$16,545	$(8,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	405,754	451,750	434,205
Amortization of deferred financing costs and debt discount	42,779	24,614	23,102
Deferred income taxes	(11,428)	(7,385)	(41,171)
Straight-line rental revenues	(208)	(15,048)	(15,136)
Stock-based compensation	10,808	8,064	7,713
Change in fair value of contingent consideration	(28,463)	(3,721)	10,736
Gain on sale of real estate	(28,995)	-	-
Loss on sale of Uniti Fiber Midwest operations	2,242	-	-
Loss on asset disposal	6,891	-	-
Other	(435)	7,818	872
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	25,592	(52,792)	(10,524)
Other assets	10,297	1,755	(1,560)
Accounts payable, accrued expenses and other liabilities	(3,260)	41,218	5,851
Deferred revenue from prepaid rent - Bluebird/Uniti Fiber Midwest networks (Note 5)	174,500	-	-
Net cash provided by operating activities	616,982	472,818	405,260
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	(10,312)	(53,669)	(761,887)
Bluebird asset acquisition	(320,818)	-	-
Proceeds from sale of Uniti Fiber Midwest operations	6,400	-	-
Acquisition of ground lease investments	-	-	(21,764)
NMS asset acquisition (Note 5)	-	(3,299)	(69,729)
Proceeds from sale of real estate, net of cash	130,429	-	-
Capital expenditures - other	(350,480)	(423,575)	(166,028)
Net cash used in investing activities	(544,781)	(480,543)	(1,019,408)
Cash flow from financing activities
Principal payment on debt	(21,080)	(21,080)	(21,080)
Dividends paid	(138,731)	(426,094)	(400,210)
Payments of contingent consideration	(32,253)	(18,640)	(19,999)
Proceeds from issuance of Notes	345,000	-	201,000
Borrowings under revolving credit facility	139,000	500,000	845,000
Payments under revolving credit facility	(203,981)	(140,000)	(565,000)
Finance lease payments	(4,257)	(5,946)	(3,237)
Payments for financing costs	(49,497)	-	(28,539)
Common stock issuance, net of costs	21,641	109,441	498,926
Proceeds from sale of warrants	50,819	-	-
Payment for bond hedge option	(70,035)	-	-
Purchase of noncontrolling interest	-	-	(560)
Distributions paid to noncontrolling interest	(3,046)	(9,917)	(2,498)
Employee stock purchase plan	883	-	-
Net share settlement	(1,834)	(1,605)	(1,836)
Net cash provided by (used in) financing activities	32,629	(13,841)	501,967
Effect of exchange rates on cash and cash equivalents	(43)	(173)	192
Net increase (decrease) in cash and cash equivalents	104,787	(21,739)	(111,989)
Cash and cash equivalents at beginning of period	38,026	59,765	171,754

Cash and cash equivalents at end of period	$142,813	$38,026	$59,765
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$17,032	$17,901	$15,285
Tenant capital improvements	$164,742	$153,615	$227,969
Settlement of convertible preferred stock, Series A Shares	$87,500	$-	$-
Settlement of contingent consideration through non-cash consideration	$11,178	$-	$-
Exchange of noncontrolling interest through non-cash consideration	$6,540	$-
Acquisition of businesses through non-cash consideration	$-	$-	$122,395

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

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of December 31, 2019, we are the sole general partner of the Operating Partnership and own approximately 98.2% of the partnership interests in the Operating Partnership.

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

Going Concern

In accordance with Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the accompanying Consolidated Financial Statements are issued.

We are party to a master lease agreement (the “Master Lease”) with Windstream Holdings, Inc. (“Windstream Holdings” and together with its consolidated subsidiaries “Windstream”), from which 65.0% of our revenue for the year ended December 31, 2019 was derived.  In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times.

Prior to its bankruptcy filing described below, Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin- Off. Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an ‘‘event of default’’ occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective. In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and is currently operating as a ‘‘debtor in possession’’ under supervision of the Bankruptcy Court.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market absent Uniti’s consent. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations.  Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and Windstream would require approval from the Public Utility Commissions (“PUC”) and the Federal Communications Commission (“FCC”) to cease providing service in those markets.  As a result, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote. Windstream has filed claims against us alleging, among other things: that the Master Lease should be recharacterized as a financing transaction, which would impact its treatment in Windstream’s bankruptcy (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and which could affect our status as a REIT; that the Master Lease is a lease of personal property; and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. A rejection of the Master Lease, an adverse determination by a judge on Windstream’s claims against us, or even a temporary disruption in payments to us, may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties, and could materially adversely affect our consolidated results of operations, liquidity and financial condition, including our ability to service debt, comply with debt covenants and maintain our status as a REIT.  We participated in mediation of these claims in Windstream’s bankruptcy. On March 2, 2020, Uniti and Windstream jointly announced that they have reached an agreement in principle to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s Bankruptcy.  See Note 22.

The Company has considered the mitigating effects of management’s plans to alleviate the substantial doubt about the ability to continue as a going concern in the event there is a disruption in the payments due to us under the Master Lease prior to Windstream’s assumption or rejection of the lease, or in the event the settlement is not effectuated, and Windstream rejects the lease or if there is any adverse determinations in respect of Windstream’s claims.  Those plans include deferring, reducing or delaying cash dividends and capital expenditures, if necessary, paying one or more dividends that are required to maintain our REIT status in shares to the extent allowed under the IRS REIT rules, curtailing acquisition activities, accessing the capital markets and identifying alternative sources of liquidity. Based on our analysis, including consideration of the assurances Windstream has made with respect to the payment of rent, we believe that we have adequate liquidity to continue to fund our operations for twelve months after the issuance of the accompanying Consolidated Financial Statements absent any adverse determination in respect to Windstream’s claims or disruptions in rent payments under the Master Lease.

Although management has concluded the probability of a rejection of the Master Lease to be remote (were our settlement to be rejected), and has noted the absence of any provision in the Master Lease that contemplates renegotiation of the lease and the lack of any ability of the bankruptcy court to unilaterally reset the rent or terms of the lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors. In addition, our Credit Agreement prohibits the Company from amending the Master Lease in a manner that, among other provisions, pro forma for any such amendment, would result in a consolidated secured leverage ratio that exceeds 5.0 to 1.0.  Furthermore, management has no intention amending the Master Lease in a manner that would violate our debt covenants.

On March 2, 2020, Uniti and Windstream jointly announced that the mediation has culminated in an agreement in principle (the “Settlement”) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy. See Note 22. In connection with the Settlement, among other provisions, Windstream and Uniti have agreed to bifurcate the Master Lease into two structurally similar agreements to govern Windstream’s incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) facilities, respectively (collectively, the “New Leases”). Parties to the New Leases include Windstream Holdings, Inc., Windstream Services, LLC, and its other relevant subsidiaries.  The New Leases will be cross-guaranteed and cross-defaulted unless Windstream ceases to be the tenant, and the initial aggregate annual rent under the New Leases will be equal to the annual rent under the Master Lease currently in effect.

The Settlement is subject to negotiation and execution of definitive documentation and certain regulatory approvals and conditions precedent, including bankruptcy court approval and Uniti’s U.S. federal income tax compliance. All litigation between Windstream and Uniti will be stayed while the parties negotiate and prepare the definitive documentation implementing the Settlement. However, if the conditions of the settlement are not satisfied, the litigation would be resumed.

The Company has evaluated its ability to continue as a going concern in light of the Settlement, including the impact of the New Leases on our compliance with our debt covenants, noting that our Credit Agreement would prohibit us from entering into the New Leases that on a pro forma basis, would result in a consolidated secured leverage that exceeds 5.0 to 1.0.  Furthermore, management has no intentions to structure the New Leases in a manner that would violate our debt covenants. However, there can be no certainty as to the satisfaction of the conditions precedent in the Settlement, the outcome of judicial decisions should litigation resume, and Windstream’s decision to assume or reject the Master Lease should the Settlement not become effective. Therefore, substantial doubt exists about our ability to continue as a going concern within one year after the issuance of the financial statements.

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

The Company also enters into leasing arrangements providing for the long‑term use of constructed fiber that is then integrated into the Company’s network infrastructure. For each lease that qualifies as a finance lease, the present value of the lease payments, which may include both periodic lease payments over the term of the lease as well as upfront payments to the lessor, is capitalized at the inception of the lease and included in property and equipment. As of December 31, 2019 and 2018, the accumulated amortization of our finance lease assets was $24.3 million and $15.8 million, respectively.

Certain property, plant and equipment acquired as part of our spin-off from Windstream is depreciated using a group composite depreciation method. Under this method, when property is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the property. For all other property, which includes amortization of finance lease assets, depreciation is computed using the straight-line method over the estimated useful life of the respective property. When the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written-off, with the corresponding gain or loss reflected in operating results. Construction in progress includes direct materials and labor related to fixed assets during the construction period. Depreciation will begin once the construction period has ceased and the related asset has been placed into service, in which it will be depreciated over its useful life.

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

Tenant Capital Improvements—Our lease with Windstream provides that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2019 and 2018, the net book value of TCIs recorded as a component of property, plant and equipment on our Consolidated Balance Sheet was $698.8 million and $562.9 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we recognized $29.0 million, $23.1 million, and $14.3 million of revenue and depreciation expense related to TCIs, respectively.

Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows. During the years ended December 31, 2019, 2018 and 2017, there were no events or changes in circumstances indicating that the carrying amount of any of our assets groups to not be recoverable from future undiscounted net cash flows we expect the asset groups to generate, and no impairment losses were recognized.

Asset Retirement Obligations—The Company records obligations to perform asset retirement activities, primarily including requirements to remove equipment from leased space or customer sites as required under the terms of the related lease and customer agreements. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. The liability accretes as a result of the passage of time and related accretion expense is recognized in the Consolidated Statements of Income. The associated asset retirement costs are capitalized as an additional carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s useful life. As of December 31, 2019 and 2018, our aggregate carrying amount of asset retirement obligations totaled $9.5 million and $10.4 million, respectively. During the years ended December 31, 2019 and 2018, we incurred liabilities of $0.6 million and $0.1 million related to asset retirement obligations, respectively.  During the years ended December 31, 2019, 2018, and 2017, we recognized $1.3 million, $0.9 million, and $4.4 million of accretion expense related to asset retirement obligations, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held at financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less.

Derivative Instruments and Hedging Activities—We account for our derivatives in accordance with FASB ASC 815, Derivatives and Hedging, in which we reflect all derivative instruments at fair value as either assets or liabilities on our Consolidated Balance Sheet. For derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedged instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See Note 7 and Note 9.

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

In connection with the offering of the Exchangeable Notes, Uniti Fiber entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers (as defined in Note 11) or their respective affiliates (collectively, the “Counterparties”).  In addition, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of $16.42 per share.  The warrant transactions may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the strike price of the Warrants. While the Note Hedge Transactions and the Warrants meet the definition of a derivative in ASC 815-10-15-83, they each meet the equity scope exception specified in ASC 815-10-15-74(a); as such, the Warrants and the Notes Hedge Transactions are not accounted for as derivatives that must be remeasured each reporting period and instead, are recorded in stockholders’ deficit. See Note 9.

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

Foreign Currency Translation—The financial statements of our international subsidiaries whose functional currency is the local currency, and includes the Mexican Peso and Colombian Peso, are translated into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities and the weighted average exchange rate for the applicable period for revenues, expenses, gains and losses. Translation adjustments are recorded as a separate component of comprehensive income in stockholders’ deficit.  On April 2, 2019, the Company ceased transactions involving foreign currencies with the completed sale of the Uniti Towers’ Latin America business (see Note 6), which included our international subsidiaries.

Transaction Related and Other Costs—The Company expenses non-capitalizable transaction related and other costs in the period in which they are incurred and services are received. Transaction related costs include incremental acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs.  Pursuit and transaction costs include professional services (legal, accounting, advisory, regulatory, etc.), finder’s fees, travel expenses, and other direct expenses associated with an acquisition.  Integration costs include direct costs necessary to integrate an acquired business, including professional services, systems and data conversion, severance and retention bonuses payable to employees of an acquired business.  In addition, other costs, such as costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us (see Note 15), and costs associated with the implementation of our new enterprise resource planning system are included within this line item on the Consolidated Statements of Income.

Debt Issuance Costs—The Company recognizes debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The costs, which include underwriting, legal, and other direct costs related to the issuance of debt, are amortized over the contractual term of the debt using the effective interest method.

Revenue Recognition— As discussed in “Recently Issued Accounting Standards” in this Note 3, the Company adopted ASU No. 2016-02, Leases (“ASC 842”) on January 1, 2019.  Prior to the adoption of ASC 842, the Company recognized leasing revenues on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing leasing income on a straight-line basis generally results in recognized revenues during the first half of the lease term in excess of cash amounts contractually due from our tenants, creating a straight-line rent receivable.

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

We evaluate the collectability of service receivables by considering a variety of factors. The Company typically does not require collateral. When the Company becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related accounts receivable to the amount the Company reasonably believes is collectible. When appropriate, the Company also records reserves for bad debts for all other customers based on a variety of factors including the length of time the receivable is past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company adjusts its estimates of the recoverability of receivables as needed. At December 31, 2019 and 2018, the allowance recorded for service receivables was $2.7 million and $2.3 million, respectively.

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

Straight-Line Revenue Receivable—The adoption of ASC 842, discussed in “Recently Issued Accounting Standards” in this Note 3, on January 1, 2019 supersedes prior guidance regarding the evaluation of collectability of lease receivables, including straight-line revenue receivables.  We have evaluated the collectability of our straight-

line revenue receivable associated with the Master Lease in accordance with the transition provisions of ASC 842.  At the date of adoption, due to uncertainties surrounding Windstream’s operations and liquidity, including uncertainties surrounding the outcome of Windstream’s pending litigation, we concluded that it was not probable that we would collect all future payments due to the Company over the initial term of the Master Lease.  As a result, effective January 1, 2019, the Company recorded the Master Lease on a cash basis in accordance with ASC 842 and will not reflect a straight-line revenue receivable until a time at which collectability of all future rents is determined to be probable.  At the adoption of ASC 842, we reflected the write off of the straight-line revenue balance as of January 1, 2019 as a $61.5 million adjustment to equity resulting from the change in accounting standard.

Stock-Based Compensation—We account for stock-based compensation using the fair value method of accounting. We have determined that our stock-based payment awards granted in exchange for employee services qualify as equity classified awards, which are measured based on the fair value of the award on the date of the grant. The fair value of restricted stock-based payments is based on the market value of our common stock on the date of grant. The fair value of performance-based awards, which have performance conditions, is based on a Monte Carlo simulation. The fair value of all stock-based compensation is recognized over the period during which an employee is required to provide services in exchange for the award. See Note 12.

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

Subject to the temporary restriction imposed by the waiver and amendment to our Credit Agreement (see Note 11), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, generally will be restricted.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat the subsidiaries through which we operate Uniti Fiber and Talk America, as well as certain portions of Uniti Towers, as taxable REIT subsidiaries (“TRSs”).  TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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

The Company is subject to restrictions on distributions to its shareholders based on our Credit Agreement as amended. The restrictions permit the Company to make the minimum required distribution to maintain its status as a REIT, which is limited to 90% of our REIT taxable income. The restrictions will remain in place until a plan of reorganization for Windstream has become effective and other conditions related to the Company’s net leverage ratio are satisfied. Management believes that the requirements for a reversion will occur before the end of calendar year 2020. Further, upon reversion, the Company expects to make one or more distributions to its shareholders to ensure that it has distributed at least 100% of its 2020 REIT taxable income. Therefore, the Company believes that the REIT will not incur federal or state income tax related to its 2020 tax year (other than certain local income taxes) and thus no deferred income taxes related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases at the REIT should be recorded as of December 31, 2019.

We recognize the benefit of tax positions that are "more likely than not" to be sustained upon examination based on their technical merit. The benefit of a tax position is measured at the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If applicable, we will report tax-related penalties and interest expense as a component of income tax expense. We currently have unrecognized tax benefits of $1.7 million recorded in deferred incomes taxes on our Consolidated Balance Sheet.

The Company will be subject to a federal corporate level tax on any gain recognized from the sale of assets occurring within a five year recognition period after the Spin-Off up to the amount of the built in gain that existed on April 24, 2015, which is based on the fair market value of the assets in excess of the Company’s tax basis as of such date.

Business Combinations and Asset Acquisitions—In accordance with ASC 805, Business Combinations, we apply the acquisition method of accounting for acquisitions meeting the definition of a business combination or asset acquisition, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. The fair value of the acquired assets and liabilities are estimated using the income, market and/or cost approach.  The income approach utilizes the present value of estimated future cash flows that a business or asset can be expected to generate, while under the market approach, the fair value of an asset or business reflects the price at which comparable assets are purchased under similar circumstances.  Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of operating results, business plans, expected growth rates, capital expenditure plans, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management. Small changes in these assumptions or estimates could materially affect the cash flow projections, and therefore could affect the estimated fair value.  Impact these assumptions or estimates include customer retention, execution of our business plans, which impact growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital.

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

For acquisitions meeting the definition of an asset acquisition, the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values.  There are significant judgments and estimates used in determining the fair values of the assets acquired and liabilities assumed, which include assumptions with respect to items such as replacement cost, land value, assemblage factor, discount rate, lease-up period, implied rents per strand mile, and useful life.  No goodwill is recognized in an asset acquisition.

Noncontrolling Interest—The limited partner equity interests in our operating partnership are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value.  All of the limited partner equity interests in our operating partnership not held by the Company are reflected as noncontrolling interests. In the Consolidated Statements of Income, we allocate net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to shareholders based on their proportionate share.

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

Goodwill—As of December 31, 2019 and 2018, all of our goodwill is included our Fiber Infrastructure segment.  Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units.  We performed our goodwill impairment analysis during the fourth quarter, and we concluded the implied fair value of our Fiber Infrastructure reporting unit was in excess of its carrying value by less than 2%.  During the years ended December 31, 2019, 2018 and 2017, no impairment losses were recognized.

We estimate the fair value of our reporting units (which are our segments) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions.  We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each methodology in the determination of the concluded fair value.  If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of Income not to exceed the carrying value of goodwill.

Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which includes expected revenue and expense growth rates, capital expenditure plans and cost of capital. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. As our concluded fair value of our Fiber Infrastructure reporting unit slightly exceeds carrying value, small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment in future periods.  Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital.  For example, if we were to experience a significant delay in our permitting process in the construction of our fiber networks, the timing of effected cash flows could impact long term growth rates and negatively impact the income approach, leading to potential impairment.  As a result, should our expectations of average projected revenue growth percentage decrease by 4.0%, average projected EBITDA margin percentage decrease by 1.2% and/or average projected capital expenditures as a percentage of revenue increase by 3.9%, we may experience future impairment to goodwill (while other assumptions remain constant). Should we experience a deterioration in market factors such as stock prices or increased interest rates, a cost of capital increase in excess of 1.3% may result in future impairment.  The market approach uses market data of comparable business and acquisition multiples paid in recent transactions to estimate fair value.  Declines in acquisitions multiples of approximately 1.8% could affect the likelihood and amount of potential impairment.

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

Concentration of Credit Risks—We are party to a Master Lease with Windstream from which substantially all of Uniti’s leasing revenues and operating cash flows are currently derived. Revenue under the Master Lease provided 65.0% of our revenue for the year ended December 31, 2019, 68.2% of our revenue for the year ended December 31, 2018, and 74.8% of our revenue for the year ended December 31, 2017.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months. In addition, Windstream has been involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to our spin-off from Windstream. On December 7, 2017, the entity issued a notice of acceleration to Windstream claiming that the alleged default had matured into an “event of default” and that the principal amount, along with accrued interest, of such securities was due and payable immediately. Windstream challenged the matter in federal court and a trial was held, in July 2018.  On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that Windstream’s attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective.

In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  While we believe that the Master Lease is essential to Windstream’s operations, it is difficult to predict what could occur in a restructuring, and even a temporary disruption in payments to us may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and, in an extreme case, our debt service obligations. See Note 2.  A rejection by Windstream of the Master Lease or its inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with debt covenants and pay dividends to our stockholders as required to maintain our status as a REIT. See Note 2.

Windstream’s stock is quoted on the OTC Markets under the ticker symbol “WINMQ.”  Windstream is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended, but Windstream is not current in its reporting obligations. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Annual Report on Form 10-K.

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

We enter into lease contracts including ground, towers, equipment, office, colocation and fiber lease arrangements, in which we are the lessee, and service contracts that may include embedded leases. Operating leases where we are the lessor are included in Leasing, Fiber Infrastructure and Tower revenues on our Consolidated Statements of Income.

From time to time we may enter into direct financing lease arrangements that include (i) a lessee obligation to purchase the leased equipment at the end of the lease term, (ii) a bargain purchase option, (iii) a lease term having a duration that is for the major part of the remaining economic life of the leased equipment or (iv) provides for minimum lease payments with a present value amounting to substantially all of the fair value of the leased asset at the date of lease inception.

ROU assets and lease liabilities related to operating leases where we are the lessee are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date.

ROU assets and lease liabilities related to finance leases where we are the lessee are included in property, plant and equipment, net and finance lease obligations, respectively, on our Consolidated Balance Sheets. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method.  ROU assets for finance leases are amortized on a straight-line basis over the remaining lease term.

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

Where we are the lessee, the ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

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

Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented within Leasing, Fiber Infrastructure and Tower revenues and general and administrative expense and operating expense in our Consolidated Statements of Income in the same line item as revenue arising from fixed lease payments (operating leases where we are the lessor) and expense arising from fixed lease payments (operating leases where we are the lessee) or amortization of the ROU asset (finance leases), respectively.

We monitor for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in general and administrative and operating expense in our Consolidated Statements of Income.

We have lease agreements which include lease and nonlease components. For both leases where we are a lessor and leases where we are a lessee, we have elected to combine lease and nonlease components for all lease contracts. Nonlease components that are combined with lease components are primarily maintenance services related to the leased asset. Where we are the lessor, we determine whether the lease or nonlease component is the predominant component on a case-by-case basis. For all existing leases where we are the lessor, the practical expedient in ASC Topic 842 has been applied to all combined components.

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

Leasing

Leasing revenue represents the results from our leasing program, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Due to the nature of these activities, they are outside the scope of the guidance of Topic 606, and are recognized under other applicable guidance, including ASC 842, and for periods prior to January 1, 2019 ASC 840.  See Note 5.

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

v.

Dark fiber arrangements represent operating leases under ASC 842, and ASC 840 for periods prior to January 1, 2019, and is outside the scope of Topic 606.  When (i) a customer makes an advance payment or (ii) a customer is contractually obligated to pay any amounts in advance, which is not deemed a separate performance obligation, deferred leasing revenue is recorded. This leasing revenue is recognized ratably over the expected term of the contract, unless the pattern of service suggests otherwise.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Year Ended December 31,
(Thousands)	2019	2018	2017(1)
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$125,983	$132,361	$117,574
Enterprise and wholesale	66,545	63,519	36,542
E-Rate and government	89,430	74,752	43,021
Other	2,402	4,492	454
Fiber Infrastructure	$284,360	$275,124	$197,591
Consumer CLEC	10,673	13,931	18,087
Total revenue from contracts with customers	295,033	289,055	215,678
Revenue accounted for under other applicable guidance	762,578	728,579	700,354
Total revenue	$1,057,611	$1,017,634	$916,032
(1)	As noted above, periods prior to January 1, 2018 have not been adjusted under the modified retrospective method.

At December 31, 2019 and 2018, lease receivables were $28.8 million and $45.5 million, respectively, and receivables from contracts with customers were $48.6 million and $57.1 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the year ended December 31, 2019 and 2018, we recognized revenues of $4.7 and $14.7 million, respectively that was included in the December 31, 2018 and January 1, 2018 contract liabilities balance, respectively.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2018	$5,540	$15,473
Balance at December 31, 2019	$11,535	$12,717

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract assets primarily relate to costs incremental to obtaining contracts and contract liabilities primarily relate to deferred revenue from non-recurring charges.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of December 31, 2019, our future revenues (i.e. transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $565.5 million, of which $467.2 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.2 years, while $98.3 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 4.9 years.

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

We exclude from the transaction price any amounts collected from customers for sales taxes and therefore, they are not included in revenue.

Note 5. Leases

Lessor Accounting

We lease communications towers, ground, communications equipment, and dark fiber to tenants under operating leases. Our leases have initial lease terms ranging from five to 20 years, most of which include options to extend or renew the leases for five to 80 years (based on the satisfaction of certain conditions as defined in the lease agreements), and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

The components of lease income for the year ended December 31, 2019 is as follows:

(Thousands)	Year Ended December 31, 2019
Lease income - operating leases	$762,578

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms are as follows:

	Operating Leases
(Thousands)	December 31, 2019 (1)	December 31, 2018 (2)
2020	$734,978	$693,596
2021	729,380	696,713
2022	731,674	699,561
2023	734,804	702,663
2024	737,919	705,800
Thereafter	4,305,079	4,001,151
Total lease receivables	$7,973,834	$7,499,484
(1) Total future minimum lease payments to be received include $7.0 billion relating to the Master Lease with Windstream.
(2) Prior period amounts have not been adjusted under the modified retrospective transition approach.

The underlying assets under operating leases where we are the lessor as of December 31, 2019 are summarized as follows:

(Thousands)	December 31, 2019
Land	$27,392
Building and improvements	341,096
Real property interest	-
Poles	258,535
Fiber	2,836,939
Equipment	419
Copper	3,792,366
Conduit	89,770
Tower assets	168,453
Finance lease assets	10,279
Other assets	32,660
7,557,909
Less: accumulated depreciation	(5,033,080)
Underlying assets under operating leases, net	$2,524,829

Depreciation expense for the underlying assets under operating leases where we are the lessor for the year ended December 31, 2019 is summarized as follows:

(Thousands)	Year Ended December 31, 2019
Depreciation expense for underlying assets under operating leases	$293,899

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

As of December 31, 2019, we have short term lease commitments amounting to approximately $1.2 million, for colocation and dark fiber arrangements.

The components of lease cost are presented within general and administrative expense and operating expense in our Consolidated Statements of Income for the year ended December 31, 2019 is as follows:

(Thousands)	Year Ended December 31, 2019
Finance lease cost
Amortization of ROU assets	$4,257
Interest on lease liabilities	4,209
Total finance lease cost	8,466
Operating lease cost	26,446
Short-term lease cost	1,894
Variable lease cost	316
Less sublease income	(12,354)
Total lease cost	$24,768

Amounts reported in the Consolidated Balance Sheets for leases where we are the lessee as of December 31, 2019 were as follows:

(Thousands)	Location on Consolidated Balance Sheets	December 31, 2019
Operating leases
ROU asset, net	Other assets, net	$127,490
ROU liability	Accounts payable, accrued expenses and other liabilities, net	127,879

Finance leases
ROU asset, gross	Property, plant and equipment, net	$129,900
ROU liability	Finance lease obligations	52,994

Weighted-average remaining lease term
Operating leases		11.8 years
Finance leases		13.9 years

Weighted-average discount rate
Operating leases		9.7%
Finance leases		8.0%

Other information related to leases as of December 31, 2019 are as follows:

(Thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,209
Operating cash flows from operating leases	27,835
Financing cash flows from finance leases	4,257

Non-cash items:
New operating leases	$43,593
New finance leases	3,432

Future lease payments under non-cancellable leases as of December 31, 2019 are as follows:

(Thousands)	Operating Leases	Finance Leases
2020	$26,620	$7,627
2021	24,530	6,868
2022	22,035	6,737
2023	19,815	6,717
2024	15,628	6,352
Thereafter	122,505	50,960
Total undiscounted lease payments	$231,133	$85,261
Less: imputed interest	(103,254)	(32,267)
Total lease liabilities	$127,879	$52,994

Future minimum rental payments under non-cancellable operating leases as of December 31, 2018(1) were as follows:

(Thousands)
2019	$10,585
2020	7,543
2021	4,815
2022	3,186
2023	2,382
Thereafter	15,269
Total	$43,780
(1) Prior period amounts have not been adjusted under the modified retrospective transition approach.

Future minimum rental payments under capital leases in effect as of December 31, 2018(1) were as follows:

2019	$8,683
2020	7,357
2021	6,638
2022	6,484
2023	6,457
Thereafter	52,533
Total minimum payments	88,152
Less amount representing interest	(32,870)
Total	$55,282
(1) Prior period amounts have not been adjusted under the modified retrospective transition approach.

Future sublease rentals as of December 31, 2019 are as follows:

(Thousands)	Sublease Rentals
2020	$12,023
2021	12,077
2022	12,143
2023	12,304
2024	12,495
Thereafter	129,903
Total	$190,945

Note 6. Business Combinations, Asset Acquisitions and Dispositions

2019 Transactions

Bluebird Network, LLC

On August 30, 2019, the Company closed on its operating company/property company (“OpCo-PropCo”) transaction with Macquarie Infrastructure Partners (“MIP”) to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets division of Macquarie Group.  Bluebird’s network consists of approximately 178,000 fiber strand miles in the Midwest across Missouri, Kansas, Illinois and Oklahoma. In the transaction, Uniti purchased the Bluebird fiber network and MIP purchased the Bluebird operations. In addition, Uniti sold Uniti Fiber’s Midwest operations to MIP, while Uniti retains its existing Midwest fiber network. Uniti acquired the fiber network of Bluebird for $320.8 million, which included transaction costs of $1.8 million.  Uniti funded $175 million in cash and $144 million from pre-paid rent received from MIP at closing. The pre-paid rent is recorded within deferred revenue on our Consolidated Balance Sheet.  In connection with the sale of the Company’s Midwest operations, we received total upfront cash of approximately $37 million, including related pre-paid rent received from MIP at closing. Concurrently with the closing of these transactions, Uniti has leased the Bluebird fiber network and its Midwest fiber network on a combined basis to MIP, under a long-term triple net lease (the “Bluebird Lease”). The Bluebird Lease is reported within the results of our Leasing segment.  The Midwest operations that was sold to MIP was previously reported in our Fiber Infrastructure segment.

The acquisition of the Bluebird network was accounted for as an asset acquisition.  The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(thousands)
Property, plant and equipment	$139,566
Intangible assets	175,401
Other assets	8,946
Accounts payable, accrued expenses and other liabilities	(3,095)
Total purchase consideration	$320,818

During the fourth quarter of 2019, the Company re-evaluated the estimated fair value of the assets acquired and associated useful lives, which resulted in a decrease in the fair value of property, plant and equipment and an increase in the fair value of intangible assets of approximately $3.8 million compared to the amounts reported at September 30, 2019.  In addition, the Company capitalized approximately $1.8 million of asset acquisition costs that had been previously been expensed in transaction related and other costs on our Consolidated Statements of Income.

Acquired right of use assets and liabilities of $8.9 million and $3.1 million are recorded within other assets, net and accounts payable, accrued expenses and other liabilities, net on our Consolidated Balance Sheets, respectively.  Of the $175.4 million of intangible assets acquired, $124.7 million is related to rights of way (30 year life) and $50.7 million is related to an in-place lease (20 year life). The Company determined the useful life of the rights of way intangible asset by aligning the useful life of the intangible with that of the underlying fiber assets acquired. The in-place lease will be amortized over the initial 20-year lease term.

Upon the sale of our Midwest operations, we recognized an approximately $2.2 million net loss, which is recorded within other (income) expense on the Consolidated Statements of Income.  This loss included the allocation of approximately $2.2 million of goodwill.  See Note 9.

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

JKM Consulting Inc. (M2 Connections)

On March 25, 2019, we acquired 100% of the outstanding equity of JKM Consulting Inc. d/b/a M2 Connections (“M2”) for cash consideration of $5.5 million. M2 is a dark fiber and internet access provider primarily to educational institutions in Alabama. This acquisition strengthens Uniti Fiber’s relationships with new E-Rate customers.  The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill of $1.7 million within our Fiber Infrastructure segment. See Note 14. For federal income tax purposes, the transaction was treated as a taxable acquisition. Thus, all of the goodwill is expected to be deductible for tax purposes. The financial results of M2 are included in the Fiber Infrastructure segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

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

The acquired business contributed revenue of $9.0 million and an operating income of $0.5 million, which excludes transaction related costs, to our consolidated results from the date of acquisition through December 31, 2018. We recorded transaction related costs related to the acquisition of ITS for the year ended December 31, 2018 of $0.3 million within transaction related and other costs on the Consolidated Statement of Income.

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

The acquired business contributed revenue of $45.5 million and an operating income of $4.6 million, which excludes transaction related costs, to our consolidated results from the date of acquisition through December 31, 2017. We recorded transaction related costs related to the acquisition of Southern Light for the year ended December 31, 2017 of $14.8 million within transaction related and other costs on the Consolidated Statement of Income.

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

Hunt Telecommunications, LLC

On July 3, 2017, we acquired 100% of the outstanding equity of Hunt for $129.3 million in cash and 1.6 million common units in the Operating Partnership with an acquisition date fair value of $41.6 million.  Additional contingent consideration of up to $17 million, with an acquisition date fair value of $16.4 million, may be paid upon the achievement of certain financial revenue milestones by delivering shares of our common stock. See Note 7.  Hunt is a leading provider of data transport to K-12 schools and government agencies with a dense fiber network in Louisiana. The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment.  See Note 14.  The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

The acquired business contributed revenue of $16.5 million and an operating income of $2.7 million, which excludes transaction and transition costs, to our consolidated results from the date of acquisition through December 31, 2017. We recorded transaction related costs related to the acquisition of Hunt for the year ended December 31, 2017 of $5.9 million within transaction related and other costs on the Consolidated Statement of Income.

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

As discussed above, the Company completed the sale of the Uniti Towers’ Latin America business on April 2, 2019.

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

The following table summarizes the fair value of our financial instruments at December 31, 2019 and 2018:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2019
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,998,721	$—	$1,998,721	$—
Senior secured notes - 6.00% , due April 15, 2023	528,000	—	528,000	—
Senior unsecured notes - 8.25%, due October 15, 2023	971,250	—	971,250	—
Senior unsecured notes - 7.125%, due December 15, 2024	511,500	—	511,500	—
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	309,638	—	309,638	—
Senior secured revolving credit facility, variable rate, due April 24, 2022	574,961	—	574,961	—
Derivative liability	23,679	—	23,679	—
Contingent consideration	11,507	—	—	11,507
Total	$4,929,256	$—	$4,917,749	$11,507

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2018
Assets
Derivative asset	$31,043	$—	$31,043	$—
Total	$31,043	$—	$31,043	$—

Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,877,303	$—	$1,877,303	$—
Senior secured notes - 6.00% , due April 15, 2023	504,625	—	504,625	—
Senior unsecured notes - 8.25%, due October 15, 2023	965,700	—	965,700	—
Senior unsecured notes - 7.125%, due December 15, 2024	496,500	—	496,500	—
Senior secured revolving credit facility, variable rate, due April 24, 2020	639,936	—	639,936	—
Contingent consideration	83,401	—	—	83,401
Total	$4,567,465	$—	$4,484,064	$83,401

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $5.23 billion at December 31, 2019, with a fair value of $4.89 billion. The estimated fair value of the Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative instruments are carried at fair value. See Note 9. The fair value of our interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti 's own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative instruments fall within Level 2 of the fair value hierarchy; however the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative instruments valuation in Level 2 of the fair value hierarchy.

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

As part of the acquisition of Hunt on July 3, 2017, we may be obligated to pay contingent consideration (the “Hunt Contingent Consideration”) upon the achievement of certain defined revenue milestones.  The fair value of the Hunt Contingent Consideration was determined using the closing price of our common shares in the active market and probability of expected dividends and is classified as Level 3. On January 4, 2019, we settled the Hunt Contingent Consideration in full satisfaction of the obligation through the issuance of 645,385 common shares having a fair value of $11.2 million.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones; therefore, we recorded the estimated fair value of future contingent consideration of $11.5 million as of December 31, 2019. The fair value of the contingent consideration as of December 31, 2019, was determined using a discounted cash flow model and probability adjusted estimates of the operational milestones and is classified as Level 3. During the years ended December 31, 2019 and 2018, we paid $29.6 million and $32.3 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Income in the period in which the change occurs.  For the year ended December 31, 2019, there was a $28.5 million decrease in the fair value of the contingent consideration that was recorded in Other (income) expense on the Consolidated Statements of Income.

The following is a roll forward of our liability measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2018	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	December 31, 2019
Contingent consideration	$83,401	$—	$(28,463)	$(43,431)	$11,507

Note 8. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	December 31, 2019	December 31, 2018
Land	Indefinite	$28,337	$29,304
Building and improvements	3 - 40 years	355,225	340,238
Real property interests	See Note 3	3,308	34,878
Poles	30 years	258,535	248,989
Fiber	30 years	3,456,398	3,005,304
Equipment	5 - 7 years	293,427	256,838
Copper	20 years	3,792,366	3,721,649
Conduit	30 years	89,770	89,692
Tower assets	20 years	170,063	120,073
Finance lease assets	See Note 3	129,900	123,017
Construction in progress	See Note 3	89,007	137,585
Other assets	15 - 20 years	11,591	11,524
Corporate assets	3 - 7 years	5,552	4,214
		8,683,479	8,123,305
Less accumulated depreciation		(5,273,534)	(4,914,299)
Property, plant and equipment, net		$3,409,945	$3,209,006

Finance lease assets above represent fiber leases, where we have the exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable.

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $377.3 million, $425.2 million and $415.9 million, respectively.

Note 9. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

We are party to interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.04 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%. The Company does not currently have any master netting arrangements related to its derivative contracts.

The following table summarizes the fair value and the presentation in our Consolidated Balance Sheet:

(Thousands)	Location on Consolidated Balance Sheet	December 31, 2019	December 31, 2018
Interest rate swaps	Derivative asset	$-	$31,043
Interest rate swaps	Derivative liability	$23,679	$-

As of December 31, 2019, all of the interest rate swaps were valued in net unrealized loss positions and recognized as a liability balance within the derivative liability on the Consolidated Balance Sheets. As of December 31, 2018, all of the interest rate swaps were valued in net unrealized gain positions and recognized as an asset balance within the derivative asset on the Consolidated Balance Sheets. For the years ended December 31, 2019, 2018 and 2017, the amount recorded in other comprehensive income related to the derivative instruments was $51.3 million unrealized loss, $21.6 million unrealized gain and $7.7 million unrealized gain, respectively. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statement of Income for the years ended December 31, 2019, 2018 and 2017 was $3.3 million interest benefit, $2.6 million interest expense and $20.6 million interest expense, respectively. For the years ended December 31, 2019, 2018 and 2017, there were no ineffective portions of the change in fair value derivatives.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.

As result of the repayment of the Company’s term loan facility in February of 2020 (see Note 22), the Company entered into receive-fixed interest rate swaps (the “Replacement Swaps”) to offset its existing pay-fixed interest rate swaps (the “Existing Swaps”) that were designated as cash flow hedges of interest payments initially associated with the term loan facility.   On February 10, 2020, the Company discontinued hedge accounting on its Existing Swaps as the hedge accounting requirements were no longer met. Amounts in accumulated other comprehensive (loss) income associated with the Existing Swaps as of the date of dedesignation, will be reclassified to interest expense as the hedged interest payments impact earnings.  The net effect of these offsetting interest rate swaps will result in a monthly cash outflow of approximately $1.1 million through October 2022.

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

The Note Hedge Transactions are separate transactions, entered into by Uniti Fiber with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Note Hedge Transactions. Uniti Fiber used approximately $70.0 million of the net proceeds from the offering of the Exchangeable Notes to pay the cost of the Note Hedge Transactions.  The Note Hedge Transactions meet certain accounting criteria under GAAP and are recorded in additional paid-in capital on our Consolidated Balance Sheets, are not accounted for as derivatives that are remeasured each reporting period.

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

The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the Exchangeable Notes.  Holders of the Exchangeable Notes will not have any rights with respect to the Warrants. The Company received approximately $50.8 million from the offering and sale of the Warrants.  The Warrants meet certain accounting criteria under GAAP, and are recorded in additional paid-in capital on our Consolidated Balance Sheets, are not accounted for as derivatives that are remeasured each reporting period.

Note 10. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill occurring during the year ended December 31, 2019 and 2018, are as follows:
(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2017	$673,729	$673,729
Goodwill purchase accounting adjustments	7,446	7,446
Goodwill associated with 2018 acquisitions	11,210	11,210
Goodwill at December 31, 2018	692,385	692,385
Goodwill purchase accounting adjustments	(1,269)	(1,269)
Goodwill associated with 2019 acquisitions and dispositions, net	(444)	(444)
Goodwill at December 31, 2019	$690,672	$690,672

The carrying value of our other intangible assets is as follows:
(Thousands)	December 31, 2019			December 31, 2018
	Cost	Cumulative Translation Adjustment	Accumulated Amortization	Cost	Cumulative Translation Adjustment	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$2,000	$-	$-	$2,000	$-	$-

Finite life intangible assets:
Customer lists	450,603	-	(93,794)	451,997	-	(69,393)
In-place lease	50,705		(845)	-	-	-
Tenant contracts	-	-	-	37,386	411	(3,293)
Network(1)	-	-	-	13,541	144	(1,192)
Rights of Way	124,696	-	(1,386)	-	-	-
Acquired below-market leases	-	-	-	1,509	-	(289)

Total intangible assets	628,004			506,988
Less: Accumulated amortization	(96,025)			(74,167)
Total intangible assets, net	$531,979			$432,821

Finite life intangible liabilities:
Acquired above-market leases	$-	$-	$-	$3,440	$(182)	$(624)

Total intangible liabilities	-			3,258
Less: Accumulated amortization	-			(624)
Total intangible liabilities, net(2)	$-			$2,634

(1)	Reflects the potential to lease additional tower capacity on the existing towers due to their geographical location and capacity as of the valuation date.

(2)	Recorded in accounts payable, accrued expenses and other liabilities, net on the Consolidated Balance Sheet.

The Company has commenced a wind down of our Consumer CLEC Business, estimated to be completed during the second quarter of 2020. As such, we have accelerated the amortization of the related customer list intangible asset. As of December 31, 2019, the CLEC customer list intangible list asset had a carrying value of $0.8 million.

As of December 31, 2019, the remaining weighted average amortization period of the Company’s intangible assets was 20.4 years. Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $27.2 million, $25.5 million and $18.3 million, respectively. Amortization expense is estimated to be $31.4 million in 2020, $30.6 million in 2021, $29.6 million in 2022, $29.5 million in 2023 and $29.5 million in 2024.

Note 11. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	December 31, 2019	December 31, 2018
Principal amount	$5,224,747	$4,965,808
Less unamortized discount, premium and debt issuance costs	(207,068)	(119,575)
Notes and other debt less unamortized discount and debt issuance costs	$5,017,679	$4,846,233

Notes and other debt at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019		December 31, 2018
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$2,044,728	$(74,523)	$2,065,808	$(70,337)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.49%)	550,000	(5,633)	550,000	(7,116)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(28,808)	1,110,000	(34,900)
Senior unsecured notes - 7.125%, due December 15, 2024 (discount is based on imputed interest rate of 7.38%)	600,000	(6,304)	600,000	(7,222)
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 11.1%)	345,000	(85,272)	-	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	575,019	(6,528)	640,000	-
Total	$5,224,747	(207,068)	$4,965,808	$(119,575)

At December 31, 2019, notes and other debt included the following: (i) $2.05 billion under the senior secured term loan B facility that matures on October 24, 2022 (“Term Loan Facility”) pursuant to the credit agreement by and among the Borrowers (as defined below), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”); (iv) $600.0 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024  Notes”); (v) $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”) and $575 million under the senior secured revolving credit facility, variable rate, that matures April 24, 2022 pursuant to the Credit Agreement (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Facilities”).  On February 10, 2020, the Operating Partnership and certain of its wholly-owned subsidiaries issued $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 (the “2025 Secured Notes”) and used the proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million).

Credit Agreement

Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”) are party to the Credit Agreement, which as of December 31, 2019, provided for the Term Loan Facility (in an initial principal amount of $2.14 billion) and the Revolving Credit Facility (in an aggregate principal amount of up to $750 million). On February 10, 2020, in connection with the issuance of the 2025 Secured Notes and the effectiveness of the Sixth Amendment described below, the Borrowers repaid all $2.05 billion of outstanding term loans and repaid approximately $156.7 million of revolving loans (and terminated related commitments in an amount equal to $157.6 million).  See Note 22.

All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s wholly-owned subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes.

The Revolving Credit Facility presently bears interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2019, the Borrowers were in compliance with all of the covenants under the Credit Agreement.  However, we would be in breach of the requirement to deliver audited financial statements without a going concern opinion if we are unable to provide 2019 audited financial statements without a going concern opinion to lenders under our Credit Agreement by March 30, 2020.

A termination of the Master Lease would result in an “event of default” under the Credit Agreement if a replacement lease was not entered into within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the fourth amendment (the “Fourth Amendment”) to our Credit Agreement. During the pendency of Windstream’s bankruptcy, the Fourth Amendment generally limits our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

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

On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements. The limited waiver was issued in connection with an amendment (the “Sixth Amendment”) to our Credit Agreement. In addition to the restrictions imposed by the Fourth Amendment discussed above, which remain effective, the Sixth Amendment also limits the ability of our non-guarantor subsidiaries to incur indebtedness. The Sixth Amendment increased the interest rate on our revolving facility by 100 bps for each applicable rate. As amended, borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.  See Note 22.

The Notes

The Borrowers, as co-issuers, have outstanding $550 million aggregate principal amount of the 2023 Secured Notes, of which $400 million was originally issued on April 24, 2015 at an issue price of 100% of par value and the remaining $150 million was issued on June 9, 2016 at an issue price of 99.25% of the par value as an add-on to the existing Secured Notes. The Borrowers, as co-issuers, also have outstanding $1.11 billion aggregate principal amount of the 2023 Notes that were originally issued on April 24, 2015 at an issue price of 97.055% of par value. The 2023 Secured Notes and the 2023 Notes are guaranteed by the Company and the Subsidiary Guarantors.

The Operating Partnership and its wholly-owned subsidiaries, CSL Capital, LLC and Uniti Fiber, as co-issuers, have outstanding $600 million aggregate principal amount of the 2024 Notes, of which $400 million was originally issued on December 15, 2016 at an issue price of 100% of par value and the remaining $200 million of which was issued on May 8, 2017 at an issue price of 100.50% of par value under a separate indenture and was mandatorily exchanged on August 11, 2017 for 2024 Notes issued as “additional notes” under the indenture governing the 2024 Notes.  The 2024 Notes are guaranteed by the Company, Uniti Group Finance Inc. and the Subsidiary Guarantors.

On February 10, 2020, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber, as co-issuers, issued $2.25 billion aggregate principal amount of the 2025 Secured Notes at an issue price of 100% of par value. See Note 22.

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

In accounting for the debt issuance costs related to the issuance of the Exchangeable Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the Exchangeable Notes balance on our Consolidated Balance Sheets. These costs are amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Debt issuance costs of $2.9 million attributable to the equity component are netted with the equity component in stockholders’ equity, which netted to $80.8 million.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statements of Income. For the year ended December 31, 2019, 2018 and 2017, we recognized $16.2 million, $14.7 million and $13.6 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Aggregate annual maturities of our long-term obligations at December 31, 2019 are as follows:

(Thousands)
2020	$21,080
2021	21,080
2022	2,577,587
2023	1,660,000
2024	945,000
Thereafter	-
Total	$5,224,747

Note 12. Stock-Based Compensation

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

Restricted Awards

During the year ended December 31, 2019, the Company granted 833,448 shares of restricted stock to employees, which had a fair value of $12.5 million as of the date of grant. We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day on the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31, 2019, there were 3,965,734 shares available for future issuance under the Equity Plan. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2018	667,628	$18.03
Granted	833,448	$11.62
Forfeited	(22,042)	$14.71
Vested	(356,949)	$17.92
Unvested balance, December 31, 2019	1,122,085	$16.09	$9,212

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2019. The market value as of December 31, 2019 was $8.21 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 31, 2019, the final trading day of 2019.

During the year ended December 31, 2018, there were 396,705 shares of restricted stock granted with a weighted-average fair value of $14.02 per share.  During the year ended December 31, 2017, there were 234,294 shares of restricted stock granted with a weighted-average fair value of $25.56 per share.

The total fair value of shares vested for the years ended December 31, 2019, 2018 and 2017 was $6.4 million, $6.9 million and $2.9 million, respectively.

As of December 31, 2019, total unrecognized compensation expense on restricted awards was approximately $11.4 million, and the expense is expected to be recognized over a weighted average vesting period of 1.2 years.

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

On April 4, 2019, we issued 255,517 PSUs equal to 100% of the target amount, with an aggregate fair value of $4.9 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of the MSCI US REIT Index and a triple-net lease peer group, as defined by the Compensation Committee. Upon evaluating the results of the market conditions, the final number of shares is determined, and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2019, no PSUs were forfeited due to termination of service. The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

	Performance Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2018	363,204	$23.35
Granted	255,517	$18.99
Forfeited	(25,415)	$20.71
Vested	(76,245)	$20.71
Unvested balance, December 31, 2019	517,061	$21.72	$4,245

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2019. The market value as of December 31, 2019 was $8.21 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 31, 2019, the final trading day of 2019.

During the year ended December 31, 2018, there were 169,549 PSUs granted with a weighted-average fair value of $19.30 per share.  During the year ended December 31, 2017, there were 91,995 PSUs granted with a weighted-average fair value of $33.75 per share.

As of December 31, 2019, total unrecognized compensation expense related to PSUs was approximately $5.1 million, and the weighted-average vesting period was 1.5 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Expected term (years)	3.0	3.0	3.0
Expected volatility	57.5%	48.5%	33.6%
Expected annual dividend	0.0%	0.0%	0.0%
Risk free rate	2.3%	2.3%	1.5%

Employee Stock Purchase Plan

On May 17, 2018, our stockholders approved and adopted the Uniti Group Inc. Employee Stock Purchase Plan (the “ESPP”).  The ESPP authorizes us to issue up to 2,000,000 shares of our common stock to any of our employees so long as the employee is employed on the first day of the applicable offering period.  Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and one beginning on July 1 and ending on December 31.  Under the terms of the ESPP, employees can choose each plan period to have up to 15% of their annual base earnings, limited to $25,000 withheld to purchase our common stock.  The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price.  Under the ESPP, no shares were sold to employees during the year ended 2018.  As of December 31, 2019, there were 1,916,713 shares available for future issuance under the ESPP.  The following table summarizes the assumptions used to value the purchase rights granted under the ESPP during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Expected term (years)	0.5	0.5
Expected volatility	24.0%	37.0%
Expected annual dividend	2.1%	11.3%
Risk free rate	2.1%	2.1%

For the years ended December 31, 2019, 2018 and 2017, we recognized $10.8 million, $8.1 million and $7.7 million, respectively, of compensation expense related to restricted stock awards, performance-based awards and the ESPP, which is recorded in general and administrative expense on our Consolidated Statement of Income.

Note 13. Earnings Per Share

Our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in FASB ASC 260, Earnings per Share.

We also issue PSUs that contain forfeitable rights to receive dividends and are therefore considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met. During the year ended December 31, 2017, approximately 76,000 PSUs were excluded from the computation of diluted net loss per share because their effect is anti-dilutive as a result of our net loss for the period.

Prior to the second quarter of 2019, the earnings-per-share impact of the Company’s 3% Series A Convertible Preferred Stock, $0.0001  par value (the “Series A Shares”) (See Note 19), issued in connection with the May 2, 2016 acquisition of PEG Bandwidth, LLC, was calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provided Uniti the option to settle the instrument in cash or shares.  During the second quarter of 2019, the Company received notice from the holder of the Series A Shares of its election to convert all its shares, and the Company made an election to issue shares upon conversion, which occurred on July 2, 2019.  As a result, the earnings-per-share impact for the year ended December 31, 2019 is calculated based on the shares outstanding from the issuance date through December 31, 2019.

The dilutive effect of the Exchangeable Notes (see Note 11) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in the number of weighted average shares.  The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method.  During the year ended December 31, 2019, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones.  See Note 6.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash.  The arrangement provides Uniti the option to cash settle, and it is our policy to settle 100% of the obligation in cash upon the achievement of the defined milestones.  As such, there is no impact to our share count for the purposes of the earnings per share calculation.  See the accompanying table for the impact.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(Thousands, except per share data)	2019	2018	2017
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$10,582	$16,187	$(9,439)
Less: Income allocated to participating securities	(549)	(2,594)	(1,509)
Dividends declared on convertible preferred stock	(656)	(2,624)	(2,624)
Amortization of discount on convertible preferred stock	(993)	(2,980)	(2,980)
Net income (loss) attributable to common shares	$8,384	$7,989	$(16,552)
Denominator:
Basic weighted-average common shares outstanding	187,358	176,169	168,693
Basic earnings (loss) per common share	$0.04	$0.05	$(0.10)

	Year Ended December 31,
(Thousands, except per share data)	2019	2018	2017
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$10,582	$16,187	$(9,439)
Less: Income allocated to participating securities	(549)	(1,665)	(1,509)
Dividends declared on convertible preferred stock	(656)	(2,624)	(2,624)
Amortization of discount on convertible preferred stock	(993)	(2,980)	(2,980)
Impact on if-converted dilutive securities	—	—	—
Mark-to-market gain on share settled contingent consideration arrangements	—	(1,433)	(4,944)
Net income (loss) attributable to common shares	$8,384	$7,485	$(21,496)
Denominator:
Basic weighted-average common shares outstanding	187,358	176,169	168,693
Contingent consideration (See Note 5)	—	645	296
Impact on if-converted dilutive securities	—	—	—
Effect of dilutive non-participating securities	—	257	—
Weighted-average shares for dilutive earnings per common share	187,358	177,071	168,989
Dilutive earnings (loss) per common share	$0.04	$0.04	$(0.13)

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

Towers: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate and lease space on communications towers to wireless service providers and other tenants in the United States.  On April 2, 2019, the Company completed the sale of LATAM and no longer has on-going operations in Latin America.  During 2019, the Company completed the sale of substantially all of its ground lease business located across the United States.  See Note 6.  In February 2020, we entered into a definitive agreement to sell 486 of our U.S. towers located across 32 states for total cash consideration of approximately $190 million, subject to adjustments.  See Note 22.

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

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our new enterprise resource planning system, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar items. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$716,640	$315,605	$14,693	$10,673	$-	$1,057,611

Adjusted EBITDA	$711,119	$126,754	$(595)	$1,955	$(26,494)	$812,739
Adjusted EBITDA margin	99.2%	40.2%	(4.0%)	18.3%	-	76.8%
Less:
Interest expense, net						390,112
Depreciation and amortization	282,107	114,566	6,474	1,879	728	405,754
Other income, net						(24,219)
Transaction related and other costs						43,708
Gain on sale of real estate						(28,995)
Stock-based compensation						10,808
Income tax expense						4,663
Net income						$10,908

Capital expenditures (1)	$338,543	$233,506	$99,234	$-	$15	$671,298

	Year Ended December 31, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$699,847	$289,239	$14,617	$13,931	$-	$1,017,634

Adjusted EBITDA	$697,545	$123,389	$355	$3,353	$(21,759)	$802,883
Adjusted EBITDA margin	99.7%	42.7%	2.4%	24.1%	-	78.9%
Less:
Interest expense, net						319,591
Depreciation and amortization	337,126	105,651	6,704	1,994	275	451,750
Other income, net						(4,504)
Transaction related and other costs						17,410
Stock-based compensation						8,064
Income tax benefit						(5,421)
Other						(552)
Net income						$16,545

Capital expenditures (1)	$152,140	$199,689	$74,932	$-	$114	$426,875

	Year Ended December 31, 2017
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$685,099	$202,791	$10,055	$18,087	$-	$916,032

Adjusted EBITDA	$683,651	$83,987	$(831)	$4,556	$(21,839)	$749,524
Adjusted EBITDA margin	99.8%	41.4%	(8.3%)	25.2%	-	81.8%
Less:
Interest expense, net						305,994
Depreciation and amortization	347,999	78,307	4,907	2,607	385	434,205
Other expense						11,284
Transaction related and other costs						38,005
Stock-based compensation						7,713
Income tax benefit						(38,849)
Net loss						$(8,828)

Capital expenditures (1)	$-	$152,918	$104,540	$-	$63	$257,521

(1)

Segment capital expenditures represents capital expenditures, the Bluebird and NMS asset acquisitions (see Note 6) and ground lease investments as reported in the investing activities section of the Consolidated Statement of Cash Flows.

Total assets by business segment as of December 31, 2019 and December 31, 2018 are as follows:

	December 31,
(Thousands)	2019	2018
Leasing	$2,341,734	$2,119,045
Fiber Infrastructure	2,362,267	2,194,311
Towers	235,888	231,749
Consumer CLEC	10,687	10,374
Corporate	66,424	37,458
Total of reportable segments	$5,017,000	$4,592,937

Note 15. Commitments and Contingencies

Litigation

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

On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease. As further described below, an adverse determination in the adversary proceeding with Windstream could materially adversely affect our results of operations, liquidity and financial condition and our status as a REIT.

Rejection. In bankruptcy, Windstream has the option to assume or reject the Master Lease. Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations. Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and we believe Windstream would require approval from the applicable PUC and the FCC to cease providing service in those markets. As a result, although we can provide no assurances, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote. A rejection of the Master Lease, or even a temporary disruption in payments to us, would require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and our debt service obligations and could otherwise affect our ability to maintain REIT status.

A rejection of the Master Lease by Windstream could result in an “event of default” under our Credit Agreement if we are unable to enter into a replacement lease that satisfies certain criteria set forth in the Credit Agreement within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00. An acceleration of debt under our senior secured credit facilities due to an uncured “event of default” under our Credit Agreement would also result in an “event of default” under the terms of our outstanding notes. Such an “event of default” would give the holders of the applicable debt obligation the right to accelerate our repayment obligations relating to such debt.

The Master Lease contains no provision that contemplates renegotiation of the lease and the bankruptcy court has no ability to unilaterally reset the rent or terms of the lease.  In addition, our Credit Agreement prohibits us from amending the Master Lease in a manner that, among  other provisions, pro forma for any such amendment, would result in our consolidated secured leverage ratio exceeding 5.00 to 1.00, and management has no intention to enter into a lease amendment that would violate our debt covenants. However, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including as a result of the adversary proceeding brought by Windstream related to the Master Lease if the Settlement is not implemented.

Mediation. Uniti, Windstream and Windstream’s creditors have been engaged in mediation in the Windstream bankruptcy to resolve claims brought by Windstream against Uniti. We have recently announced an agreement in principle to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy. All litigation between Windstream and Uniti will be stayed while the parties negotiate and prepare the definitive documentation to implement the Settlement (see Note 22).

We are committed to seeking a successful resolution that would involve release of all claims against us and continuation of the Master Lease. Discussions among the parties to the mediation continue but, to date, no agreement has been reached, and we cannot predict if or when an agreement will be reached or what its impact or terms would be. Although we believe that a successful renegotiation of the Master Lease is in the interests of all parties, any such resolution could result in transfers of value to Windstream that could adversely affect our consolidated results of operations, liquidity, and financial condition.

Recharacterization / Pending Master Lease Litigation. On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York against Uniti and certain of its affiliates, alleging¸ among other things, that (1) the Master Lease should be recharacterized as a financing arrangement, (2) rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers, (3) the Master Lease is a lease of personal property and (4) Uniti has breached its non-competition obligations to Windstream under the Master Lease, each of which allegations is discussed in more detail below. As described above, the trial for the recharacterization claim has been stayed.

Recharacterization. Windstream asserts that the Master Lease should be recharacterized as a financing arrangement. If the Master Lease were recharacterized as a financing arrangement, Windstream has argued that Windstream should be deemed the true owner of the property subject to the Master Lease, and Uniti should be treated as a creditor of Windstream rather than as a landlord. In evaluating a recharacterization claim, the Bankruptcy Court will look to assess, among other things, the “economic realities” of the transaction and may reach conclusions notwithstanding positions previously taken by Windstream or Uniti as to the nature of the Master Lease, whether publicly or otherwise. In assessing claims for recharacterization of a transaction involving a lease, bankruptcy courts have previously considered such factors as (i) whether the lessor retains residual value at the termination of the lease, (ii) whether “rental” payments were calculated to compensate the lessor for the use of the property, or were structured for another purpose, such as providing a specific return on investment, (iii) whether in a sale-leaseback transaction the purchase price charged for the assets related to the fair market value of the assets or a substantially different amount, such as the amount of financing required by the lessee, (iv) whether the property was purchased specifically for the lessee’s use, (v) whether structuring the transaction as a lease conveyed tax advantages for the parties, and (vi) who bears the risk and benefits of ownership, including whether the lessee retains obligations typically associated with ownership, such as responsibility for property taxes and insurance. Because any determination by the Bankruptcy Court will involve complex factual and legal analysis, including with respect to the factors described above, we cannot provide any assurances as to how the Bankruptcy Court may rule on these issues.

Were the Bankruptcy Court to hold that the Master Lease should be recharacterized as a financing arrangement, it could significantly affect or even eliminate current payments to us under the Master Lease and could significantly affect the ultimate treatment of our claims (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments). The Bankruptcy Court could determine that Windstream is the true owner of the property subject to the Master Lease, and we have argued that such property would be deemed to be owned by Windstream Holdings as the counterparty to the Master Lease and that Uniti would have a claim against Windstream Holdings that is secured by such property. Windstream has argued that such property would instead be owned by the operating subsidiaries that previously held it and that our claims would be against Windstream Holdings as the counterparty to the Master Lease. In such an event, the Bankruptcy Court would also determine if our claims are secured by an interest in the leased property. If the Bankruptcy Court were to determine that our claims are not secured by an interest in the leased property, our claims could be unsecured and structurally subordinated to the claims of creditors at Windstream Holdings’ subsidiaries, including Windstream Services. Windstream Services is the issuer of substantially all of Windstream’s debt obligations and certain of its operating subsidiaries guarantee such debt obligations. Were we to be treated as an unsecured creditor of Windstream Holdings, we would not be able to recover any value from Windstream Services or such other operating subsidiaries until all of their respective debt obligations have been satisfied and, in such event, the notes and the guarantees of the notes would only be secured on a first-priority basis by certain of our assets that do not constitute the property subject to the Master Lease. In the event of such an adverse determination, our ability to meet our debt and other obligations could be materially impaired. In addition, recharacterization of the Master Lease as a financing arrangement, depending on the findings of fact and law of, and remedies applied by, the Bankruptcy Court, could affect the U.S. federal income tax treatment of the Master Lease, our status as a REIT (see “Risk Factors—Risks Related to the Status of Uniti as a REIT—Recent developments surrounding Windstream could adversely affect our ability to continue to qualify as a REIT”) and could materially adversely affect our consolidated results of operations, liquidity, and financial condition.

Constructive Fraudulent Transfer. Windstream alleges that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. If the constructive fraudulent transfer claim were successful, Uniti may be required to repay Windstream the amount of rent payments made by Windstream above fair market rent as determined by the Bankruptcy Court and the aggregate amount of all tenant capital improvements made by Windstream, in each case since the date on which the Bankruptcy Court found Windstream to have been insolvent. In its complaint in the adversary proceeding, Windstream alleges that it has paid approximately $366 million for tenant capital improvements under the Master Lease from the fourth quarter of 2017 through November 2019, in addition to making substantial rent payments. As any such calculation of fair market rent and any resulting damages would be a fact-intensive inquiry, it is not possible to provide a likely range of damages at this time, but any such damages award could materially adversely affect our consolidated results of operations, liquidity, and financial condition.

Master Lease for Personal Property. Windstream alleges that the Master Lease is a lease of personal property. If the Master Lease were determined to be a lease of personal property, the deadline for Windstream Holdings to assume or reject the Master Lease would be the confirmation of its plan of reorganization by the Bankruptcy Court, which would extend the deadline that would otherwise be applicable under the bankruptcy code if the Master Lease were treated as a lease of real property, and Windstream could seek from the Bankruptcy Court relief from its current performance obligations during the bankruptcy case. In addition, if the Master Lease were determined to be a lease of personal property, this could also impact our status as a REIT if the Internal Revenue Service were to determine that our gross income is not sufficiently derived from real property. See “Risk Factors— Risks Related to the Status of Uniti as a REIT—Recent developments surrounding Windstream could adversely affect our ability to continue to qualify as a REIT.” On January 21, 2020, Windstream agreed to stay, without prejudice, its action seeking a determination that the Master Lease is a lease of personal property.

Breach of Contract. Windstream alleges that Uniti has breached its non-competition obligations to Windstream under the Master Lease and that Windstream is entitled to damages and/or an abatement of rent as a result of such breach, although no damages amount has been asserted. We believe this claim is without merit and in any event do not believe damages would be material.

While the Windstream Master Lease litigation is currently stayed, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring. However, any adverse determination or judicial decision on one or more of the claims against us could materially adversely affect our consolidated results of operations, liquidity, and financial condition or, in certain circumstances, cause us to file for voluntary Chapter 11 protection.  As discussed in Note 22, the Settlement, if effectuated, would result in mutual releases with respect to any and all liability related to any claims and causes of action that currently exist between Uniti and Windstream.  As of the date of this Annual Report on Form 10-K, we are unable to determine what, if any, portion of the consideration to be paid to Windstream would be classified as settlement of litigation, and therefore, we have not recorded any liabilities associated with these claims in our Consolidated Balance Sheet.  However, we could incur a loss related to the Settlement in future periods.

In addition, pursuant to the Master Lease, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided by Windstream to us. If Windstream assumes the Master Lease, it would be obligated to honor all indemnification claims. If Windstream were to reject the Master Lease, any indemnification claims would be treated as unsecured claims, and, if that were to occur, there can be no assurance we would receive any indemnification payments from Windstream.  While these actions and proceedings are not believed to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on Windstream’s business, financial position or results of operations, which, in turn, could have a material adverse effect on our business, financial position or results of operations if Windstream is unable to meet its indemnification obligations.

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in

July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, but no decision has been issued.  We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. As of the date of this Annual Report on Form 10-K, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Consolidated Balance Sheet.

On October 25, 2019, Ibrahim E. Safadi filed a putative class action in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers alleging violations of federal securities laws (the “Safadi Action”).  The putative class action seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The lawsuit asserts violations under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.  The lawsuit seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.  As of the date of this Annual Report on Form 10-K, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Consolidated Balance Sheet.

On December 6, 2019, Phil Queder filed a putative class action in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers alleging violations of federal securities laws (the “Queder Action”).  The putative class action seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The lawsuit asserts violations under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.  The lawsuit seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.  As of the date of this Annual Report on Form 10-K, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Consolidated Balance Sheet.

On December 23, 2019, Michael Avery filed a putative class action in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers alleging violations of federal securities laws.  The putative class action seeks to represent investors who acquired the Company’s securities between April 20, 2015 and June 24, 2019 (the “Avery Action”).  The lawsuit asserts violations under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream, which would have certain consequences for the Company’s liquidity.  The lawsuit seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.  On March 9, 2020, the plaintiff in the Avery Action filed a notice of voluntary dismissal of the action without prejudice.  As a result, we have not recorded any liabilities associated with these claims in our Consolidated Balance Sheet.

On December 30, 2019, various putative shareholders of the Company filed motions to consolidate the Safadi, Queder, and Avery Actions and to appoint a lead plaintiff and lead counsel in the consolidated action. The Court has not yet ruled on those motions.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Consolidated Balance Sheet as of December 31, 2019.

Commitments

Bluebird Lease.  Under the terms of the Bluebird Lease (see Note 6), we have the right, but not the obligation, to fund growth capital expenditures.  As of December 31, 2019, the Company has committed to fund approximately $11.2 million of growth capital expenditures over the next twelve months.

Note 16. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) by component is as follows for the years ended December 31, 2019, 2018 and 2017:

(Thousands)	2019	2018	2017
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$30,042	$6,351	$(6,102)
Other comprehensive income (loss) before reclassifications	(51,288)	21,626	(7,735)
Amounts reclassified from accumulated other comprehensive income	(3,324)	2,624	20,630
Net other comprehensive income (loss)	(24,570)	30,601	6,793
Less: Other comprehensive income attributable to noncontrolling interest	(1,128)	559	442
Balance at end of period	(23,442)	30,042	6,351
Foreign currency translation gain (loss):
Balance at beginning of period	63	1,470	(267)
Translation adjustments	—	(1,440)	1,660
Amounts reclassified from accumulated other comprehensive income	(63)	—	—
Net other comprehensive income (loss)	—	30	1,393
Less: Other comprehensive loss attributable to noncontrolling interest	—	(33)	(77)
Balance at end of period	-	63	1,470
Accumulated other comprehensive income (loss) at end of period	$(23,442)	$30,105	$7,821

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

Subject to the temporary restriction imposed by the waiver and amendment to our Credit Agreement (see Note 11), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, generally will be restricted.  As a result, we recorded a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for 2019 undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat the subsidiaries through which we operate Uniti Fiber and Talk America, as well as certain portions of Uniti Towers, as TRSs.  TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

Income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 as reported in the accompanying Consolidated Statements of Income was comprised of the following:

	Year Ended December 31,
(Thousands)	2019	2018	2017
Current
Federal	$10,401	$674	$1,456
State	2,742	1,290	866
Foreign	2,948	-	-
Total current expense	16,091	1,964	2,322

Deferred
Federal	(9,378)	(5,451)	(36,956)
State	(2,050)	(1,770)	(3,837)
Foreign	-	(164)	(378)
Total deferred expense	(11,428)	(7,385)	(41,171)
Total income tax expense (benefit)	$4,663	$(5,421)	$(38,849)

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
(Thousands)	2019	2018	2017
Income from continuing operations, before tax	$15,571	$11,124	$(47,667)
Income tax at U.S. statutory federal rate	3,270	2,336	(16,687)
Increases (decreases) resulting from:
State taxes, net of federal benefit	407	(655)	(429)
Benefit of REIT status	(2,188)	(5,687)	8,836
Capitalized transaction costs	-	-	(4,820)
Change in valuation allowance	-	-	(8,176)
Adjustment of deferred tax balances	104	(26)	(217)
Permanent differences	122	41	60
Foreign taxes	2,948	(111)	(378)
Rate differential	-	(1,319)	(17,038)
Income tax expense (benefit)	$4,663	$(5,421)	$(38,849)

The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to our status as a REIT and certain unrecognized tax benefits related to foreign taxes.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The components of the Company's deferred tax assets and liabilities are as follows:

(Thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Deferred revenue	$25,507	$20,373
Accrued bonuses	4	298
Stock based compensation	1,123	823
Accrued expenses and other	75	857
Asset retirement obligation	1,068	1,458
Inventory reserve	322	544
Excess business interest expense	2,111	-
Lease asset liability	19,264	-
Other	1,387	904
Net operating loss carryforwards	116,736	92,443
Deferred tax assets	167,597	117,700
Valuation allowance	-	-
Deferred tax assets, net of valuation allowance	167,597	117,700

Deferred tax liabilities:
Property, plant and equipment	$(106,716)	$(97,651)
Customer list intangible	(46,164)	(67,382)
Other intangible amortization	(15,486)	(3,954)
Right of use asset	(18,012)	-
Deferred or prepaid costs	(2,121)	(1,147)
Debt discount and interest expense	(2,890)	-
Other	(639)	-
Deferred tax liabilities	$(192,028)	$(170,134)

Deferred tax liability, net	$(24,431)	$(52,434)

As of December 31, 2019, the Company’s deferred tax assets were primarily the result of U.S. federal and state NOL carryforwards.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. Given the Company has significant deferred tax liabilities which are not limited by Sec. 269(a)(1) of the Code, management determined that sufficient positive evidence exists as of December 31, 2019, to conclude that it is more likely than not that all of its deferred tax assets are realizable, and therefore, no valuation allowance has been recorded.

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

We have total federal NOL carryforwards as of December 31, 2019 of approximately $165.2 million which will expire between 2026 and 2037, and approximately $290.4 million which will not expire but the utilization of which will be limited to 80% of taxable income annually under provisions enacted in the Tax Cut and Jobs Act.

With the exception of Tower Cloud, Inc. and Uniti Fiber Holdings Inc., our 2016 returns remain open to examination. As Tower Cloud, Inc. and Uniti Fiber Holdings Inc. have NOLs available to carry forward, the applicable tax years will generally remain open to examination several years after the applicable loss carryforwards have been utilized or expire.

The Company or its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

(Thousands)	2019	2018
Balance at January 1	$3,036	$3,036
Additions related to acquisitions	-	-
Additions for tax positions for the current year	1,734	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(3,036)	-
Settlements	-	-
Balance at December 31	$1,734	$3,036

The Company’s entire liability for unrecognized tax benefit would affect the annual effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense.  The Company recorded $1.2 million of interest expense and penalties for the period ending December 31, 2019.  The Company’s balance of accrued interest and penalties related to unrecognized tax benefits as of December 31, 2019 was $1.2 million.

Note 18. Supplemental Cash Flow Information

Cash paid for interest expense and income taxes is as follows:

	Year Ended December 31,
(Thousands)	2019	2018	2017
Cash payments for:
Interest (net of capitalized interest)	$344,464	$281,364	$276,071
Income Taxes	$16,073	$1,688	$4,388

Note 19. Capital Stock

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

Until June 15, 2019, we had an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. As of December 31, 2019, the Company has issued and sold an aggregate of 6.7 million shares of common stock at a weighted average price of $19.92 per share under the ATM Program, receiving net proceeds of $131.2 million, after commissions of $1.7 million and other offering costs.

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

We are authorized to issue up to 500,000,000 shares of voting common stock and 50,000,000 shares of preferred stock, of which 192,141,634 and 0 shares, respectively, were outstanding at December 31, 2019. We had 307,858,366 shares of voting common stock available for issuance at December 31, 2019.

Note 20. Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the years ended December 31, 2019, 2018, and 2017, our common stock distribution per share was $0.97, $2.40 and $2.40, respectively, characterized as follows:

	Year Ended December 31,
	2019 (1)	2018	2017
Ordinary dividends	$0.97	$1.53	$1.22
Non-dividend distributions	-	0.87	1.18
Total	$0.97	$2.40	$2.40

(1)

Pursuant to Internal Revenue Code Section 857(b)(9), if you were a stockholder of record as of December 31, 2019, your dividend payment of $0.2200 per share received in January 2020 was reported on Form 1099-DIV for the 2019 taxable year for federal income tax purposes.

Note 21. Employee Benefit Plan

We sponsor a defined contribution plan under section 401(k) of the Internal Revenue Code, which covers employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 3% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contribution immediately. Our expense related to the plan recognized for the years ended December 31, 2019, 2018 and 2017 was $1.7 million, $1.2 million and $0.8 million, respectively.

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

Note 22. Subsequent Events

On March 2, 2020, Uniti and Windstream jointly announced that they have reached an agreement in principle (the “Settlement”) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy. All litigation between Windstream and Uniti will be stayed while the parties negotiate and prepare the definitive documentation to implement the Settlement.

Pursuant to the Settlement, Uniti and Windstream will agree to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those relating to Windstream’s Chapter 11 proceedings and the Master Lease. Under the Settlement, Uniti will agree to make a $400 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence at an annual interest rate of 9%, and Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (resulting in total payments ranging from $432-$490 million). Uniti will also transfer the proceeds from the sale of its common stock described below to Windstream. In exchange, Windstream will transfer to Uniti certain dark fiber indefeasible rights of use contracts and access rights to 1.8 million fiber strand miles leased by Windstream that is either unutilized or utilized for the dark fiber IRUs being transferred. Uniti will be required to pay Windstream $350 per route mile on any fiber strand miles that are sold above and beyond the fiber strand miles currently being utilized in connection with such dark fiber IRUs. In addition, Uniti will acquire certain Windstream-owned assets, including certain fiber IRU contracts.

Windstream and Uniti will also agree to bifurcate the Master Lease into two structurally similar, but independent, agreements to govern the ILEC and CLEC facilities, respectively (collectively, the “New Leases”). Certain copper CLEC assets will be governed under the New Lease relating to the ILEC facilities. The initial aggregate annual rent under the New Leases will be equal to the annual rent under the Master Lease currently in effect. Each of Windstream Services, LLC, certain of its subsidiaries and/or newly formed affiliated entities will become parties to the New Leases. The New Leases will contain cross-guarantees and cross-default provision, which will remain effective as long as Windstream or an affiliate is a tenant under one of the New Leases.  In addition, the New Leases will be amended to require that Windstream maintain certain financial covenants and to permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the New Leases so long as it does not transfer interests to a Windstream competitor.

Pursuant to the Settlement, Uniti will agree to fund up to an aggregate $1.75 billion in growth capital improvements in long-term fiber and related assets in certain ILEC and CLEC properties (the “Growth Capital Improvements”). Growth Capital Improvements will exclude maintenance or repair expenditures and expenditures toward fiber replacement in excess of $70 million per year and will be subject to Uniti’s approval based on underwriting standards to be included in the New Leases. Annual commitments by Uniti for the Growth Capital Improvements will comprise: $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. Windstream will be entitled to reimbursement for any cumulative Growth Capital Improvements it incurs in excess of the foregoing annual amounts from the commitment amounts in a subsequent period.  On the first anniversary of an installment of funding for a Growth Capital Improvement, the annual base rent payable by Windstream will increase by an amount equal to 8.0% (the “Rent Rate”) of such installment of funding. The Rent Rate will thereafter increase to 100.5% of the prior Rent Rate in subsequent years.

Pursuant to the Settlement, if Windstream is not in compliance with the terms and conditions of the New Leases, Uniti will not be required to fund Growth Capital Improvements. In the event Uniti defaults or otherwise fails to timely satisfy its obligations under the New Leases and Windstream is in compliance with the terms of the New

Leases, then Windstream has the right to deduct from the subsequent rent payment or payments, amounts otherwise owed to Windstream.

In connection with the Settlement, Uniti also entered into binding letters of intent on March 2, 2020 (each, a “Letter of Intent”) with certain first lien creditors of Windstream, pursuant to which Uniti will sell an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share (the “Settlement Common Stock”), at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached. Uniti will transfer the proceeds from the sale of the Settlement Common Stock to Windstream as additional settlement consideration. The issuance and sale of the Settlement Common Stock will be made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Certain recipients of the Settlement Common Stock will be subject to a one-year lock up, and all recipients will be subject to a customary standstill agreement. No recipient will receive any governance rights in connection with the issuance.

Finally, on March 2, 2020, Uniti, Windstream and certain of Windstream’s creditors (collectively with Uniti and Windstream, the “Parties”) entered into a Plan Support Agreement (the “Plan Support Agreement”).  Pursuant to the Plan Support Agreement, the Parties agreed to support the Settlement and the approval of a plan of reorganization for Windstream (the “Plan”) on the terms and subject to the conditions described therein. The Plan Support Agreement is terminable by the Parties upon the occurrence of certain specified termination events, including, among other things, (i) the failure to meet certain case milestones, including failure by Windstream to file a motion to approve the Settlement by March 12, 2020 and failure to obtain approval of the Settlement from the bankruptcy court by April 6, 2020, (ii) failure by Windstream to timely appeal any order by the bankruptcy court denying the Settlement or any order overturning an order approving the Settlement on appeal, and (iii) the issuance by a regulatory authority of an order enjoining, or the commencement of an action that could be reasonably expected to enjoin, material portions of the settlement or substantial consummation of the Settlement (subject to a 10 day cure period). The parties to the Plan Support Agreement expect the Plan to become effective, and for Windstream to emerge from bankruptcy, by August 29, 2020.

The Settlement is subject to negotiation and execution of definitive documentation and certain regulatory approvals and conditions precedent, including bankruptcy court approval and Uniti’s receipt of satisfactory “true lease” opinions confirming that the New Leases are “true leases” for U.S. federal income tax purposes.

In February 2020, we entered into a definitive agreement to sell 486 of our U.S. towers located across 32 states for total cash consideration of approximately $190.0 million, subject to adjustments.  Concurrent with the sale of the U.S. towers, we entered into a strategic “off-take” tower arrangement with a wireless infrastructure partner.  Pursuant to the “off-take” arrangement, we will continue to build towers in the U.S. and sell those towers to our partner at an agreed upon price during 2020.  We also have the option to extend the “off-take” arrangement to 2021.

The definitive agreement includes a "go-shop" provision, which permits Uniti's Board of Directors and its advisors to solicit alternative proposals from third parties. Uniti will have the right to terminate the agreement to enter into a superior proposal subject to certain terms and conditions.

On February 10, 2020, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber, as co-issuers, issued $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 at an issue prices of 100% of par value. The issuers used the proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million).

On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements. The limited waiver was issued in connection with the Sixth Amendment to our Credit Agreement. In addition to the restrictions imposed by the Fourth Amendment discussed above, which remain effective, the Sixth Amendment also limits the ability of our non-guarantor subsidiaries to incur indebtedness. The Sixth Amendment increased the interest rate on our revolving facility by 100 bps for each applicable rate. As amended, borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

Note 23. Quarterly Results of Operations (unaudited)

Selected quarterly information for each of the four quarters in the year ended December 31, 2019:

	2019
	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenues	$261,031	$264,414	$263,629	$268,537
Income (loss) before income taxes	6,546	47,390	(21,522)	(16,843)
Net income (loss)	2,492	39,547	(19,777)	(11,354)
Net income (loss) attributable to common shareholders	1,013	38,246	(19,470)	(11,405)

Basic earnings (loss) per common share	$0.01	$0.21	$(0.10)	$(0.06)
Diluted earnings (loss) per common share	$0.01	$0.20	$(0.10)	$(0.06)
Dividends declared per common share	$0.05	$0.05	$0.05	$0.22

Selected quarterly information for each of the four quarters in the year ended December 31, 2018:

	2018
	First	Second	Third	Fourth
(Thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Total revenues	$246,915	$247,329	$252,636	$270,754
Income (loss) before income taxes	135	(6,239)	2,758	14,470
Net income (loss)	1,231	(3,593)	4,224	14,683
Net (loss) income attributable to common shareholders	(870)	(5,562)	2,075	12,346

Basic (loss) earnings per common share	$(0.00)	$(0.03)	$0.01	$0.07
Diluted (loss) earnings per common share	$(0.01)	$(0.03)	$0.01	$0.05
Dividends declared per common share	$0.60	$0.60	$0.60	$0.60

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, due to the material weakness in our internal control over financial reporting, as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 due to the following material weakness.  We did not design or maintain effective controls over the identification and valuation of certain assets in the application of the acquisition method of accounting for asset acquisitions, including the determination of appropriate useful lives for certain assets.  Specifically, our controls over the development and application of inputs, assumptions and calculations used in fair value measurements were not designed and operating effectively at an appropriate level of precision.  This material weakness resulted in immaterial errors to property, plant and equipment and gross intangible assets on the consolidated balance sheets and amortization on the consolidated income statement for the three months ended September 30, 2019, which were corrected in the consolidated financial statements as of and for the year ended December 31, 2019.  While these errors were determined not to be material to the consolidated financial statements, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management has taken remedial action to ensure that the deficiency contributing to the material weakness is remediated such that the existing control will operate effectively.  The remediation actions we are taking, and expect to take, include: (i) improving the design and operation of control activities and procedures associated with the identification and valuation of assets acquired in asset acquisitions; and (ii) educating and re-training control owners regarding internal control processes to mitigate identified risks and maintaining adequate documentation to evidence the effective design and operation of such processes.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness.  However, the material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.  We expect that the remediation of this material weakness will be completed in fiscal 2020.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Exchange Act in connection with our 2020 annual meeting of stockholders.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Exchange Act in connection with our 2020 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Exchange Act in connection with our 2020 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plan as of December 31, 2019:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	5,882,447[1]
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	5,882,447

[1]	Amount includes 3,965,734 shares available for issuance under the Uniti Group Inc. 2015 Equity Incentive Plan and 1,916,713 shares under the Uniti Group Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Exchange Act in connection with our 2020 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2019, pursuant to Regulation 14A under the Exchange Act in connection with our 2020 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedules

Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) Condensed Balance Sheets as of December 31, 2019 and 2018, and the related Condensed Statements of Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2019, including the related notes, appearing on pages S-1, S-2, S-3, and S-4 of this report.

Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2019 appearing on page S-5 of this report.

Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2019 appearing on page S-6 of this report.

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

Agreement and Plan of Merger, dated as of June 20, 2016, by and among Communications Sales & Leasing, Inc., CSL Fiber Holdings LLC, Thor Merger Sub, Inc., Tower Cloud, Inc. and Shareholder Representative Services LLC, as representative of the equityholders of Tower Cloud, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

2.4

First Amendment, dated as of August 11, 2016, to the Agreement and Plan of Merger, dated as of June 20, 2016, by and among Communications Sales & Leasing, Inc., CSL Fiber Holdings LLC, Thor Merger Sub, Inc., Tower Cloud, Inc. and Shareholder Representative Services LLC, as representative of the equityholders of Tower Cloud, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

2.5

Membership Interests Purchase Agreement, dated as of April 7, 2017, by and among Uniti Group Inc., Uniti Fiber Holdings Inc. and SLF Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 11, 2017 (File No. 001-36708))

2.6

Amended and Restated Agreement of Limited Partnership of Uniti Group LP, dated July 3, 2017, by and between Uniti Group Inc. and Uniti Group LP LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of July 3, 2017 (File No. 001-36708))

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
3.4

Amended and Restated Bylaws of Uniti Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

4.1

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.2

Form of 8.25% Senior Note due 2023 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.3

Second Supplemental Indenture (8.25% Senior Notes due 2023), dated as of October 19, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 23, 2017 (File No. 001-36708))

4.4

Fifth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.5

Sixth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.6

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and as collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.7

Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.6 above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.8

Second Supplemental Indenture (6.00% Senior Secured Notes due 2023), dated as of June 14, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 23, 2017 (File No. 001-36708))

Exhibit No.	Description
4.9

Third Supplemental Indenture (6.00% Senior Secured Notes due 2023), dated as of October 19, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors thereto and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 23, 2017 (File No. 001-36708))

4.10

Sixth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.11

Seventh Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee and collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.12

Articles Supplementary for 3.00% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

4.13

Articles of Amendment to Articles Supplementary for 3.00% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.14

Indenture, dated as of December 15, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 15, 2016 (File No. 001-36708))

4.15

Form of 7.125% Senior Note due 2024 (included in Exhibit 4.14 above) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 15, 2016 (File No. 001-36708))

4.16

First Supplemental Indenture, dated as of February 22, 2017, to the Indenture, dated as of December 15, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 23, 2017 (File No. 001-36708))

4.17

Third Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of December 15, 2016, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.18

Fourth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of December 15, 2016, among Uniti Group LP, Uniti Fiber Holdings Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.19

Fifth Supplemental Indenture, dated as of August 11, 2017, among Uniti Group LP, Uniti Fiber Holdings Inc., and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, relating to the 7.125% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of November 2, 2017 (File No. 001-36708))

Exhibit No.	Description
4.20

Indenture, dated as of June 28, 2019, among Uniti Fiber Holdings, Inc., as issuer, Uniti Group Inc. and the other guarantors named therein, as guarantors, and Deutsche Bank Trust Company Americas, as trustee, governing the 4.00% Exchangeable Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 25, 2019 and filed with the SEC as of June 28, 2019 (File No. 001-36708))

4.21

Form of 4.00% Exchangeable Senior Notes due 2024 (included in Exhibit 4.20 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 25, 2019 and filed with the SEC as of June 28, 2019 (File No. 001-36708))

4.22*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.23

Indenture, dated as of February 10, 2020, among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 7.875% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

4.24

Form of 7.875% Senior Secured Notes due 2025 (included in Exhibit 4.23 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

10.1

Master Lease, entered into as of April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.2

Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.3

Transition Services Agreement, dated April 24, 2015, by and between Windstream Services, LLC and CSL National, L.P., on behalf of itself and its Affiliates, including Talk America Services, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.4

Intellectual Property Matters Agreement, dated as of April 24, 2015, by and among Windstream Services, LLC, individually and on behalf of its subsidiaries that may hold certain intellectual property as described therein, CSL National, LP, and Talk America Services, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.5

Wholesale Master Services Agreement, dated April 24, 2015, between Windstream Communications, Inc. and Talk America Services, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.6

Master Services Agreement, dated as of April 24, 2015, by and between Windstream Services, LLC, on behalf of itself and its competitive local exchange and interexchange carrier affiliates, and Talk America Services, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.7

Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

Exhibit No.	Description
10.8

Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708))

10.9

Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

10.10

Amendment No. 3 (Incremental Amendment) to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

10.11

Amendment No. 4 and Limited Waiver to the Credit Agreement, dated as of March 18, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.12

Amendment No. 5 to the Credit Agreement, dated as of June 24, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 24, 2019 (File No. 001-36708))

10.13

Amendment No. 6 and Limited Waiver to the Credit Agreement, dated as of February 10, 2020, among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

10.14

Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2019, by and among Uniti Group LP, CSL Capital, LLC, Uniti Group Finance, Inc., and Unifi Fiber Holdings, Inc., as Issuers, and Deutsche Bank Trust Company Americas, as successor trustee, and Wells Fargo Bank, N.A., as resigning trustee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 8, 2019 (File No. 001-36708))

10.15

Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

10.16

Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

Exhibit No.	Description
10.17+

Employment Agreement between Uniti Group Inc. and Kenneth Gunderman, effective as of December 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 14, 2018 (File No. 001-36708))

10.18+

Severance Agreement, dated as of September 10, 2018, by and between Uniti Group Inc. and Mark A. Wallace (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of September 14, 2018 (File No. 001-36708))

10.19+

Severance Agreement, dated as of September 10, 2018, by and between Uniti Group Inc. and Daniel L. Heard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of September 14, 2018 (File No. 001-36708))

10.20+

Uniti Group Inc. 2015 Equity Incentive Plan, as amended and restated effective March 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 29, 2018 (File No. 001-36708))

10.21+

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.22+

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.23+

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.24+

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.25+

Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.26+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of July 2, 2015 (File No. 333-205450))
10.27+

Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 13, 2015 (File No. 001-36708))

10.28+

Uniti Group Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated and filed with the SEC as of June 7, 2018 (File No. 333-225501))

10.29

Stockholders’ and Registration Rights Agreement, dated May 2, 2016, by and between Communications Sales and Leasing, Inc. and PEG Bandwidth Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 4, 2016 (File No. 001-36708))

10.30

Amendment No. 1 to Master Lease, entered into as of February 12, 2016, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 12, 2016 (File No. 001-36708))

Exhibit No.	Description
10.31

Registration Rights Agreement by and among each of the parties listed on the signature pages thereto and Communications Sales & Leasing, Inc. dated as of June 15, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 11, 2016 (File No. 001-36708))

10.32+***

Uniti Group Inc. 2019 Short Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 9, 2019 (File No. 001-36708))

10.33

Plan Support Agreement dated as of March 2, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 2, 2020 (File No. 001-36708))

10.34

Form of binding Letter of Intent to purchase Settlement Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 2, 2020 (File No. 001-36708))

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

***

Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such portions are both not material and would likely cause competitive harm to the Company if publicly disclosed.  The Company agrees to furnish an unredacted copy of the exhibit to the Securities and Exchange Commission upon request but may request confidential treatment for any supplemental material so furnished.

+	Constitutes a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: March 12, 2020	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	President and Chief Executive Officer	March 12, 2020
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Mark A. Wallace	Executive Vice President – Chief Financial Officer and Treasurer	March 12, 2020
Mark A. Wallace	(Principal Financial Officer)

/s/ Blake Schuhmacher	Senior Vice President – Chief Accounting Officer	March 12, 2020
Blake Schuhmacher	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	March 12, 2020
Francis X. Frantz

/s/ Jennifer S. Banner	Director	March 12, 2020
Jennifer S. Banner

/s/ Scott G. Bruce	Director	March 12, 2020
Scott G. Bruce

/s/ Carmen Perez-Carlton	Director	March 12, 2020
Carmen Perez-Carlton

/s/ David L. Solomon	Director	March 12, 2020
David L. Solomon

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Balance Sheets

(Thousands, except par value)	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$43,423	$261
Other assets	291	-
Total Assets	$43,714	$261

Liabilities:
Accrued other liabilities	$564	$30
Dividends payable	42,519	111,265
Cash distributions and losses in excess of investments in consolidated subsidiaries	1,567,499	1,388,036
Total liabilities	1,610,582	1,499,331

Convertible Preferred Stock, Series A, $0.0001 par value, 88 shares authorized, no shares at December 31, 2019 and 88 shares at December 31, 2018, $87,500 liquidation value	-	86,508

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 192,142 shares at December 31, 2019 and 180,536 at December 31, 2018	19	18
Additional paid-in capital	951,295	757,517
Accumulated other comprehensive (loss) income	(23,442)	30,105
Distributions in excess of accumulated earnings	(2,494,740)	(2,373,218)
Total Uniti shareholders' deficit	(1,566,868)	(1,585,578)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$43,714	$261

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(Thousands)	2019	2018	2017
Costs and Expenses:
Interest expense	$-	$-	$119,702
General and administrative expense	36	22	40
Transaction related costs	2,138	-	-
Other expense	-	-	9,253
Total costs and expenses	2,174	22	128,995
Operating loss	(2,174)	(22)	(128,995)
Earnings from consolidated subsidiaries	24,730	16,209	119,556
Income (loss) before income taxes	22,556	16,187	(9,439)
Income tax expense	11,974	-	-
Net income (loss) attributable to shareholders	10,582	16,187	(9,439)
Comprehensive (loss) income attributable to shareholders	$(42,639)	$38,472	$4,751

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2019	2018	2017
Cash flow from operating activities
Net cash provided by (used in) operating activities	$199,572	$425,771	$(602,530)

Cash flow from investing activities
Proceeds from sale of real estate, net of cash	2,488	-	-
Net cash provided by (used in) investing activities	2,488	-	-

Cash flow from financing activities
Principal payment on debt	-	-	(5,270)
Dividends paid	(138,731)	(426,094)	(400,210)
Proceeds from issuance of Notes	83,665	-	201,000
Borrowings under revolving credit facility	-	-	350,000
Payments under revolving credit facility	-	-	(125,000)
Payments of contingent consideration	-	-	(18,791)
Purchase of noncontrolling interests	-	-	(560)
Deferred financing costs	-	-	(24,686)
Payments for financing costs	(2,895)	-	-
Common stock issuance, net of costs	21,641	109,441	498,926
Net share settlement	(1,834)	(1,604)	(1,836)
Proceeds from sale of warrants	50,819	-	-
Payment for bond hedge option	(70,035)	-	-
Intercompany transactions, net	(102,411)	(109,441)	-
Employee stock purchase plan	883	-	-
Net cash (used in) provided by financing activities	(158,898)	(427,698)	473,573
Effect of exchange rates on cash and cash equivalents	-	-	-
Net increase (decrease) in cash and cash equivalents	43,162	(1,927)	(128,957)
Cash and cash equivalents at beginning of period	261	2,188	131,145
Cash and cash equivalents at end of period	43,423	261	2,188
Non-cash investing and financing activities:
Settlement of convertible preferred stock, Series A Shares	$87,500	$-	$-
Settlement of contingent consideration through non-cash consideration	$11,178	$-	$-

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

Note 2. Subsidiary Transactions

Investment in Subsidiaries

During 2017, the parent company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services.  The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of December 31, 2019, we are the sole general partner of the Operating Partnership and own approximately 98.2% of the partnership interests in the Operating Partnership.

Dividends

Cash dividends received from subsidiaries and recorded in Cash Flow from Operating Activities in the Condensed Statement of Cash Flows were $136.2 million, $426.1 million and $104.9 million for the year ended December 31, 2019, 2018 and 2017, respectively.

Uniti Group Inc.

Schedule II – Valuation and Qualifying Accounts

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2019	$-	$-	$-	$-	$-
Year Ended December 31, 2018	$-	$-	$-	$-	$-
Year Ended December 31, 2017	$8,176	$-	$-	$(8,176)	$-
Allowance for Doubtful Accounts
Year Ended December 31, 2019	$2,288	$1,140	$-	$(685)	$2,743
Year Ended December 31, 2018	$1,011	$1,333	$-	$(56)	$2,288
Year Ended December 31, 2017	$1,352	$(86)	$45	$(300)	$1,011

Uniti Group Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2019

(dollars in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E	Col. F	Col. G	Col. H	Col. I

			Cost capitalized subsequent to acquisition(1) (3)						Life on which Depreciation in Latest Income
Description	Encumbrances	Initial cost to company(1)	Improvements	Carry Costs	Gross Amount Carried at Close of Period(5)	Accumulated Depreciation	Date of Construction(2)	Date Acquired(2)	Statements is Computed
Land	$—	(1)	(1)	(1)	$26,672	$—	(2)	(2)	Indefinite
Building and improvements	—	(1)	(1)	(1)	333,272	175,093	(2)	(2)	3 - 40 years
Poles	—	(1)	(1)	(1)	258,535	185,907	(2)	(2)	30 years
Fiber	—	(1)	(1)	(1)	2,645,726	1,216,173	(2)	(2)	30 years
Equipment	—	(1)	(1)	(1)	—	—	(2)	(2)	5 -7 years
Copper	—	(1)	(1)	(1)	3,792,366	3,370,043	(2)	(2)	20 years
Conduit	—	(1)	(1)	(1)	89,770	62,616	(2)	(2)	30 years
Towers	—	(1)	(1)	(1)	168,154	8,582	(2)	(2)	20 years
Finance lease assets	—	(1)	(1)	(1)	25,511	1,694	(2)	(2)	See Note 3
Real property interest	—	(1)	(1)	(1)	8,290	251	(2)	(2)	See Note 3
Other assets	—	(1)	(1)	(1)	11,747	2,570	(2)	(2)	15 - 20 years
Construction in progress	—	(1)	(1)	(1)	34,908	-	(2)	(2)	See Note 3

(1) Given the voluminous nature and variety of our real estate investment assets, this schedule omits columns C and D from the schedule III presentation.

(2) Because additions and improvements to our real estate investment assets are ongoing, construction and acquisition dates are not applicable.

(3) For the year ended December 31, 2019, the amount of capitalized costs related to the Distribution Systems is as follows (millions):

Tenant capital improvements(4)	$164.7

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

(5) Aggregate cost for Federal income tax purposes related to our real estate investment assets is $6.6 billion.

Uniti Group Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2019

(dollars in thousands)

	2019	2018
Gross amount at beginning	$7,000,099	$6,603,480
Additions during period:
Tenant capital improvements	164,742	153,615
Acquisitions	293,562	231,142
Other	26,736	18,439
Total additions	485,040	403,196

Deductions during period:
Cost of real estate sold or disposed	90,188	6,577
Other	-	-
Total deductions	90,188	6,577

Balance at end	$7,394,951	$7,000,099

	2019	2018
Gross amount of accumulated depreciation at beginning	$4,739,126	$4,399,789
Additions during period:
Depreciation	291,398	343,282
Other	1,767	(423)
Total additions	293,165	342,859

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	9,362	3,522
Other	-	-
Total deductions	9,362	3,522

Balance at end	$5,022,929	$4,739,126