Form 10-Q
period 2020-03-31
Uniti Group Inc.
filed 2020-05-11
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 194,116,016 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have announced with Windstream Holdings, Inc. (“Windstream Holdings”) and its subsidiaries (Windstream Holdings, together with its subsidiaries, “Windstream”) and our ability to satisfy the conditions precedent to its effectiveness, and Windstream’s ability to implement a successful plan of reorganization and emerge from bankruptcy(including the timing thereof); if the settlement is not effected, the bankruptcy and Windstream’s performance under its long-term exclusive triple-net lease with us (the “Master Lease”); if the settlement is not effected, our expectations with respect to the treatment of the Master Lease in Windstream’s petitions for relief under Chapter 11 of the Bankruptcy Code, including with respect to Windstream’s claims that the Master Lease should be recharacterized as a financing transaction, that the Master Lease is a lease of personal property and that rent payments and tenant capital improvements made by Windstream under the Master Lease constituted constructive fraudulent transfers and that we are in breach of certain of our obligations under the Master Lease;  our expectations regarding the effect of substantial doubt about our ability to continue as a going concern; our expectations about our ability to maintain our status as a real estate investment trust (“REIT”); our expectations regarding the effect of the COVID-19 pandemic on our results of operations and financial condition, including the potential need to perform an interim goodwill analysis and report an impairment charge related thereto; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; our expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding the impact of the operating company-property company partnership with Macquarie Infrastructure Partners (“MIP”) and related acquisition of Bluebird Network, LLC (“Bluebird”); our expectations regarding the wind down of the Consumer CLEC business; our expectations regarding the disposition of certain U.S. tower assets, the results of the “go-shop” process related thereto and the “off-take” tower arrangement with a wireless infrastructure partner we entered into in connection therewith and expectations regarding the payment of dividends.

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

•	adverse impacts of the COVID-19 pandemic on our employees, our business, the business of our customers and other business partners and the global financial markets;
•	the ability and willingness of our customers to meet and/or perform their obligations under any contractual arrangements entered into with us, including master lease arrangements;
•	the ability of our customers to comply with laws, rules and regulations in the operation of the assets we lease to them;
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

•

the risk that the agreements regarding the announced disposition of U.S. towers assets may be modified or terminated prior to expiration or that the conditions to such disposition may not be satisfied; and

•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(Thousands, except par value)	(Unaudited) March 31, 2020	December 31, 2019
Assets:
Property, plant and equipment, net	$3,254,600	$3,409,945
Cash and cash equivalents	109,329	142,813
Accounts receivable, net	74,763	77,623
Goodwill	690,672	690,672
Intangible assets, net	523,718	531,979
Straight-line revenue receivable	3,511	2,408
Other assets, net	145,636	161,560
Assets held for sale	211,851	-
Total Assets	$5,014,080	$5,017,000
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$171,149	$227,121
Accrued interest payable	97,816	28,800
Deferred revenue	1,102,118	1,070,671
Derivative liability, net	30,446	23,679
Dividends payable	29,648	43,282
Deferred income taxes	19,512	24,431
Finance lease obligations	51,487	52,994
Contingent consideration	5,916	11,507
Notes and other debt, net	5,060,696	5,017,679
Liabilities held for sale	40,743	-
Total liabilities	6,609,531	6,500,164

Commitments and contingencies (Note 13)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 192,281 shares at March 31, 2020 and 192,142 at December 31, 2019	19	19
Additional paid-in capital	954,223	951,295
Accumulated other comprehensive loss	(28,717)	(23,442)
Distributions in excess of accumulated earnings	(2,602,777)	(2,494,740)
Total Uniti shareholders' deficit	(1,677,252)	(1,566,868)
Noncontrolling interests:
Operating partnership units	81,676	83,704
Cumulative non-voting convertible preferred stock, $0.01 par value, 3 shares authorized, 1 issued and outstanding	125	-
Total shareholders' deficit	(1,595,451)	(1,483,164)
Total Liabilities and Shareholders' Deficit	$5,014,080	$5,017,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of (Loss) Income

(unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2020	2019
Revenues:
Leasing	$184,352	$176,083
Fiber Infrastructure	77,407	76,833
Tower	3,720	5,080
Consumer CLEC	683	3,035
Total revenues	266,162	261,031
Costs and Expenses:
Interest expense	178,393	84,458
Depreciation and amortization	86,121	103,827
General and administrative expense	27,133	24,226
Operating expense (exclusive of depreciation and amortization)	40,310	38,418
Transaction related and other costs	15,972	6,669
Other (income) expense	3,075	(3,113)
Total costs and expenses	351,004	254,485

(Loss) income before income taxes	(84,842)	6,546
Income tax (benefit) expense	(4,576)	4,054
Net (loss) income	(80,266)	2,492
Net (loss) income attributable to noncontrolling interests	(1,413)	50
Net (loss) income attributable to shareholders	(78,853)	2,442
Participating securities' share in earnings	(200)	(28)
Dividends declared on convertible preferred stock	(3)	(656)
Amortization of discount on convertible preferred stock	-	(745)
Net (loss) income attributable to common shareholders	$(79,056)	$1,013

(Loss) earnings per common share:
Basic	$(0.41)	$0.01
Diluted	$(0.41)	$0.01

Weighted-average number of common shares outstanding:
Basic	192,236	182,219
Diluted	192,236	182,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(Thousands)	2020	2019
Net (loss) income	$(80,266)	$2,492
Other comprehensive loss:
Unrealized loss on derivative contracts	(7,036)	(21,686)
Changes in foreign currency translation	-	780
Interest rate swap termination	1,666	-
Other comprehensive loss:	(5,370)	(20,906)
Comprehensive loss	(85,636)	(18,414)
Comprehensive loss attributable to noncontrolling interest	(1,508)	(412)
Comprehensive loss attributable to common shareholders	$(84,128)	$(18,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

	For the Three Months Ended March 31,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	-	$-	180,535,971	$18	$757,517	$30,105	$(2,373,218)	$92,375	$-	$(1,493,203)
Impact of change in accounting standard, net of tax	-	-	-	-	-	-	(63,110)	-	-	(63,110)
Net income	-	-	-	-	-	-	2,442	50	-	2,492
At-the-market issuance of common stock, net of offering costs	-	-	1,176,186	-	21,641	-	-	-	-	21,641
Amortization of discount of convertible preferred stock	-	-	-	-	(745)	-	-	-	-	(745)
Other comprehensive loss	-	-	-	-	-	(20,444)	-	(462)	-	(20,906)
Common stock dividends declared ($0.05 per share)	-	-	-	-	-	-	(8,022)	-	-	(8,022)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(207)	-	(207)
Convertible preferred stock dividends	-	-	-	-	-	-	(656)	-	-	(656)
Net share settlement	-	-	-	-	(1,579)	-	-	-	-	(1,579)
Stock-based compensation	-	-	279,152	-	1,888	-	-	-	-	1,888
Equity settled contingent consideration	-	-	645,385	-	11,178	-	-	-	-	11,178
Issuance of common stock - employee stock purchase plan	-	-	33,800	-	447	-	-	-	-	447
Balance at March 31, 2019	-	$-	182,670,494	$18	$790,347	$9,661	$(2,442,564)	$91,756	$-	$(1,550,782)

Balance at December 31, 2019	-	$-	192,141,634	$19	$951,295	$(23,442)	$(2,494,740)	$83,704	$-	$(1,483,164)
Net loss	-	-	-	-	-	-	(78,853)	(1,413)	-	(80,266)
Other comprehensive loss	-	-	-	-	-	(5,275)	-	(95)	-	(5,370)
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(29,184)	-	-	(29,184)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(520)	-	(520)
Cumulative non-voting convertible preferred stock	-	-	-	-	-	-	-	-	125	125
Net share settlement	-	-	-	-	(373)	-	-	-	-	(373)
Stock-based compensation	-	-	95,609	-	2,995	-	-	-	-	2,995
Issuance of common stock - employee stock purchase plan	-	-	43,849	-	306	-	-	-	-	306
Balance at March 31, 2020	-	$-	192,281,092	$19	$954,223	$(28,717)	$(2,602,777)	$81,676	$125	$(1,595,451)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Thousands)	2020	2019
Cash flow from operating activities
Net (loss) income	$(80,266)	$2,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,121	103,827
Amortization of deferred financing costs and debt discount	9,708	6,873
Write off of deferred financing costs and debt discount	73,952	-
Interest rate swap termination	1,666	-
Deferred income taxes	(4,919)	(2,063)
Loss on derivative instruments	(269)	-
Straight-line revenues	109	(723)
Stock-based compensation	2,995	1,888
Change in fair value of contingent consideration	1,495	(3,256)
Loss on asset disposal	1,923	-
Other	(97)	637
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,246	25,603
Other assets	(8,083)	(974)
Accounts payable, accrued expenses and other liabilities	44,691	54,598
Net cash provided by operating activities	132,272	188,902
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	-	(4,210)
Other capital expenditures	(75,093)	(79,458)
Net cash used in investing activities	(75,093)	(83,668)
Cash flow from financing activities
Repayment of Senior Secured Term Loan B	(2,044,728)	-
Principal payments on debt	-	(5,270)
Dividends paid	(42,519)	(110,348)
Payments of contingent consideration	(7,086)	(8,170)
Distributions paid to noncontrolling interest	(762)	(2,479)
Borrowings under revolving credit facility	-	139,000
Payments under revolving credit facility	(196,700)	(30,000)
Capital lease payments	(1,026)	(1,006)
Payments for financing costs	(47,775)	(36,191)
Common stock issuance, net of costs	-	21,641
Proceeds from issuance of notes	2,250,000	-
Employee stock purchase program	306	446
Net share settlement	(373)	(1,579)
Net cash used in financing activities	(90,663)	(33,956)
Effect of exchange rates on cash and cash equivalents	-	154
Cash and cash equivalents, held for sale	-	(4,774)
Net (decrease) increase in cash and cash equivalents	(33,484)	66,658
Cash and cash equivalents at beginning of period	142,813	38,026
Cash and cash equivalents at end of period	$109,329	$104,684
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$14,221	$19,065
Tenant capital improvements	36,444	29,651
Settlement of contingent consideration through non-cash consideration	-	11,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Maryland on September 4, 2014. We are an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. We manage our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of March 31, 2020, we are the sole general partner of the Operating Partnership and own approximately 98.2% of the partnership interests in the Operating Partnership.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), filed with the SEC on March 12, 2020. Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.

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

In bankruptcy, Windstream has the option to assume or reject the Master Lease.  Because the Master Lease is a single indivisible Master Lease with a single rent payment, it must be assumed or rejected in whole and cannot be sub-divided by facility or market absent Uniti’s consent. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations.  Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and Windstream would require approval from the Public Utility Commissions (“PUC”) and the Federal Communications Commission (“FCC”) to cease providing service in those markets.  As a result, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote. Windstream has filed claims against us alleging, among other things: that the Master Lease should be recharacterized as a financing transaction, which would impact its treatment in Windstream’s bankruptcy (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and which could affect our status as a REIT; that the Master Lease is a lease of personal property; and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. A rejection of the Master Lease, an adverse determination by a judge on Windstream’s claims against us, or even a temporary disruption in payments to us, may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties, and could materially adversely affect our consolidated results of operations, liquidity and financial condition, including our ability to service debt, comply with debt covenants and maintain our status as a REIT.  We participated in mediation of these claims in Windstream’s bankruptcy. On March 2, 2020, Uniti and Windstream jointly announced that they have reached an agreement in principle (the “Settlement”) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s Bankruptcy.  On May 8, 2020, the U.S. Bankruptcy Court for the Southern District of New York approved the Settlement.  See Note 13.

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

Although management has concluded the probability of a rejection of the Master Lease to be remote (were the Settlement not implemented), and has noted the absence of any provision in the Master Lease that compels renegotiation of the lease and the lack of any ability of the bankruptcy court to unilaterally reset the rent or terms of the lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors. In addition, our Credit Agreement prohibits the Company from amending the Master Lease in a manner that, among other provisions, pro forma for any such amendment, would result in a consolidated secured leverage ratio that exceeds 5.0 to 1.0.  Furthermore, management has no intention amending the Master Lease in a manner that would violate our debt covenants.

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

The Settlement is subject to finalizing and executing definitive documentation, the receipt of certain regulatory approvals and other conditions precedent, including Uniti’s receipt of satisfactory “true lease” opinions confirming that the New Leaeses are “true leases” for U.S. federal income tax purposes.  Following satisfaction of all such conditions precedent, consummation of the Settlement will occur on the earlier of Windstream’s emergence from bankruptcy and February 28, 2021. All litigation between Windstream and Uniti is stayed while the parties implement the Settlement.

The Company has evaluated its ability to continue as a going concern in light of the Settlement, including the impact of the New Leases on our compliance with our debt covenants, noting that our Credit Agreement would prohibit us from entering into the New Leases that on a pro forma basis, would result in a consolidated secured leverage that exceeds 5.0 to 1.0.  Furthermore, management has no intention to structure the New Leases in a manner that would violate our debt covenants. However, there can be no certainty as to the satisfaction of the conditions precedent in the Settlement, the outcome of judicial decisions should litigation resume, and Windstream’s decision to assume or reject the Master Lease should the Settlement not become effective. Therefore, substantial doubt exists about our ability to continue as a going concern within one year after the issuance of the financial statements.

The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Goodwill—In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.  In accordance with ASC 350, Intangibles – Goodwill and Other, we have considered events or circumstances resulting from the COVID-19 pandemic that may indicate whether it is more likely than not that the fair value of reporting unit is less than its carrying value.  After consideration of such events or circumstances, including evaluating potential impacts on our judgements and estimates regarding our projected cash flows used in the determination of the estimated fair value of our Fiber reporting unit, we have determined that it is not more likely than not that the fair value of reporting unit is less than its carrying value; therefore, we have not performed an interim impairment analysis during the quarter.  We continue to monitor the developments associated with the COVID-19 pandemic and its related impact on our business and, if we determine that the COVID-19 pandemic is negatively impacting our business, we may conclude that an interim impairment analysis is required in a future period.

Our first priority remains the health and safety of our employees, customers and other business partners.  We have been actively monitoring and following government recommendations as we adjust business practices and standard operating procedures to ensure the protection of team members and ensure the continuity of our business.  As of the date of this Quarterly Report on Form 10-Q, we have not experienced significant disruptions in our operations or network performance, incurred significant delays in our permitting process that would impact our timing of service installations, had disruptions or cost increases in our supply chain, or received significant requests for payment relief from our customers as a result of the COVID-19 pandemic. Furthermore, as of the date of this Quarterly Report on Form 10-Q, we have not observed declines in the valuation of relevant acquisitions, which would impact the estimated fair value of our Fiber reporting unit under the market approach, as we use market data of comparable business and acquisition valuations of recent transactions to estimate fair value.  As a result, we concluded that no triggering events were present and have not performed an interim impairment analysis during the quarter.  We have implemented policies and procedures designed to mitigate the risk of adverse impacts of the COVID-19 pandemic, or a future pandemic, on our operations, but we may incur additional costs to ensure continuity of business operations caused by COVID-19, or other future pandemics, which could adversely affect our financial condition and results of operations. However, the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and actions taken to contain COVID-19 or its impact, among others.  Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of COVID-19 on us, and there is no guarantee that efforts by us, designed to address adverse impacts of COVID-19, will be effective and those adverse impacts may be material to the financial statements.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Concentration of Credit Risks—Revenue under the Master Lease provided 65.1% and 65.5% of our revenue for the three months ended March 31, 2020 and 2019, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease, succeed in its claims against us or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

Windstream is a publicly traded company and is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

Reclassifications—Certain prior year asset categories and related amounts in Note 4 have been reclassified to conform with current year presentation.

Recently Issued Accounting Standards

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the accounting for credit losses affecting loans, debt securities, trade receivables, net investments in leases, and any other financial asset not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effect for the interim and annual reporting periods beginning after December 15, 2019. We adopted ASU 2016-13 effective January 1, 2020, and there was no material impact on our financial statements and related disclosures.

Note 3. Revenues

The following is a description of principal activities, separated by reportable segments (see Note 12), from which the Company generates its revenues.

Leasing

Leasing revenue represents the results from our leasing business, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Due to the nature of these activities, they are outside the scope of the guidance of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), and are recognized under other applicable guidance, including ASC 842. See Note 4.

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

Towers

The Towers segment represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate, which we then lease to our customers in the United States. Revenue from our towers business qualifies as a lease under ASC 842 and is outside the scope of Topic 606.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended March 31,
(Thousands)	2020	2019
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$28,192	$32,205
Enterprise and wholesale	19,258	16,729
E-Rate and government	20,937	21,995
Other	548	1,009
Fiber Infrastructure	$68,935	$71,938
Consumer CLEC	683	3,035
Total revenue from contracts with customers	69,618	74,973
Revenue accounted for under other applicable guidance	196,544	186,058
Total revenue	$266,162	$261,031

At March 31, 2020, and December 31, 2019, lease receivables were $22.7 million and $28.8 million, respectively, and receivables from contracts with customers were $51.8 million and $48.6 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three months ended March 31, 2020, we recognized revenues of $1.4 million, which was included in the December 31, 2019 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2019	$11,535	$12,717
Balance at March 31, 2020	$14,396	$12,098

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of March 31, 2020, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $541.2 million, of which $446.3 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.0 years, while $94.9 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 6.8 years.

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

Note 4. Leases

Lessor Accounting

We lease communications towers, ground, communications equipment, and dark fiber to tenants under operating leases. Our leases have initial lease terms ranging from five to 35 years, most of which includes options to extend or renew the leases for five to 80 years (based on the satisfaction of certain conditions as defined in the lease agreements), and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

The components of lease income for the three months ended March 31, 2020 and 2019, respectively, are as follows:

(Thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease income - operating leases	$196,544	$186,058

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms are as follows:

(Thousands)	March 31, 2020 (1)
2020	$551,426
2021	730,220
2022	733,125
2023	736,246
2024	739,402
Thereafter	4,320,830
Total lease receivables	$7,811,249
(1) Total future minimum lease payments to be received include $6.8 billion relating to the Master Lease with Windstream.

The underlying assets under operating leases where we are the lessor as of March 31, 2020 are summarized as follows:

(Thousands)	March 31, 2020	December 31, 2019
Land	$27,373	$27,392
Building and improvements	341,553	341,096
Real property interest	-	-
Poles	259,569	258,535
Fiber	2,864,022	2,836,939
Equipment	421	419
Copper	3,801,636	3,792,366
Conduit	89,771	89,770
Tower assets	182,864	168,453
Finance lease assets	32,782	32,660
Other assets	10,278	10,279
	7,610,269	7,557,909
Less: accumulated depreciation	(5,088,651)	(5,033,080)
Underlying assets under operating leases, net (1)	$2,521,618	$2,524,829
(1) Includes $170.4 million of assets held for sale (see Note 5).

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Depreciation expense for the underlying assets under operating leases where we are the lessor for the three months ended March 31, 2020 and 2019, respectively, is summarized as follows:

(Thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Depreciation expense for underlying assets under operating leases	$56,134	$76,274

Lessee Accounting

We have commitments under operating leases for communications towers, ground, colocation, dark fiber lease arrangements, and buildings. We also have finance leases for dark fiber lease arrangements and other communications equipment. Our leases have initial lease terms ranging from less than one year to 30 years, most of which includes options to extend or renew the leases for less than one year to 85 years, and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

As of March 31, 2020, we have short term lease commitments amounting to approximately $1.9 million.

The components of lease cost for the three months ended March 31, 2020 and 2019 are as follows:

(Thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Finance lease cost
Amortization of ROU assets	$1,026	$1,006
Interest on lease liabilities	989	1,069
Total finance lease cost	2,015	2,075
Operating lease cost	7,538	6,587
Short-term lease cost	483	1,191
Variable lease cost	18	798
Less sublease income	(3,685)	(2,477)
Total lease cost	$6,369	$8,174

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Amounts reported in the Condensed Consolidated Balance Sheets for leases where we are the lessee as of March 31, 2020 were as follows:

(Thousands)	Location on Condensed Consolidated Balance Sheets	March 31, 2020	December 31, 2019
Operating leases
ROU assets, net (1)	Other assets, net	$127,184	$127,490
Lease liabilities (2)	Accounts payable, accrued expenses and other liabilities, net	127,856	127,879

Finance leases
ROU asset, gross	Property, plant and equipment, net	$128,464	$129,900
Lease liabilities	Finance lease obligations	51,487	52,994

Weighted-average remaining lease term
Operating leases		11.9 years	11.8 years
Finance leases		13.8 years	13.9 years

Weighted-average discount rate
Operating leases		10.0%	9.7%
Finance leases		8.0%	8.0%
(1) Includes $39.9 million ROU assets, net in Assets Held for Sale as of March 31, 2020 (See Note 5).
(2) Includes $40.7 million lease liabilities in Liabilities Held for Sale as of March 31, 2020 (See Note 5).

Other information related to leases as of March 31, 2020 and 2019, respectively, are as follows:

(Thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$989	$1,069
Operating cash flows from operating leases	7,452	6,519
Financing cash flows from finance leases	1,026	1,006

Non-cash items:
New operating leases	$2,985	$-
New finance leases	-	-

Future lease payments under non-cancellable leases as of March 31, 2020 are as follows:

(Thousands)	Operating Leases	Finance Leases
2020	$20,413	$5,551
2021	25,055	6,807
2022	22,540	6,676
2023	20,316	6,655
2024	16,160	6,290
Thereafter	127,085	50,506
Total undiscounted lease payments	$231,569	$82,485
Less: imputed interest	(103,713)	(30,998)
Total lease liabilities	$127,856	$51,487

Future sublease rentals as of March 31, 2020 are as follows:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Sublease Rentals
2020	$8,833
2021	12,353
2022	12,418
2023	12,580
2024	12,774
Thereafter	132,949
Total	$191,907

Note 5. Assets and Liabilities Held for Sale

In February 2020, the Company entered into a definitive agreement to sell a wireless infrastructure company 486 of our U.S. towers (the “U.S. Towers”) located across 32 states for total cash consideration of approximately $190 million, subject to adjustments.  Concurrent with the sale of the U.S. towers, we entered into a strategic “off-take” tower arrangement with the buyer.  Pursuant to the “off-take” arrangement, we will continue to build towers in the U.S. and sell those towers to our partner at an agreed upon price during 2020.  In May 2020, we entered into a revised agreement that modifies the structure of the previous agreement.  See Note 15.  The Company classified the U.S. Towers’ assets and liabilities separately on the Condensed Consolidated Balance Sheet as of March 31, 2020.

The following table presents the assets and liabilities associated with the U.S. Towers classified as held for sale as of March 31, 2020:

(Thousands)	March 31, 2020
Assets:
Property, plant and equipment, net	$171,936
Right of use assets, net	39,915
Total Assets	$211,851

Liabilities:
Lease liabilities	$40,743
Total Liabilities	$40,743

The U.S. Towers are included in the results of the Towers segment. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The following table summarizes the fair value of our financial instruments at March 31, 2020 and December 31, 2019:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2020
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,092,500	$-	2,092,500	$-
Senior secured notes - 6.00%, due April 15, 2023	495,000	-	495,000	-
Senior unsecured notes - 8.25%, due October 15, 2023	854,700	-	854,700	-
Senior unsecured notes - 7.125%, due December 15, 2024	441,000	-	441,000	-
Exchangeable senior notes - 4.00%, due June 15, 2024	277,725	-	277,725	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	378,281	-	378,281	-
Derivative liability, net	30,446	-	30,446	-
Contingent consideration	5,916	-	-	5,916
Total	$4,575,568	$-	$4,569,652	$5,916

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2019
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,998,721	$-	$1,998,721	$-
Senior secured notes - 6.00%, due April 15, 2023	528,000	-	528,000	-
Senior unsecured notes - 8.25%, due October 15, 2023	971,250	-	971,250	-
Senior unsecured notes - 7.125%, due December 15, 2024	511,500	-	511,500	-
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	309,638	-	309,638	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	574,961	-	574,961	-
Derivative liability	23,679	-	23,679	-
Contingent consideration	11,507	-	-	11,507
Total	$4,929,256	$-	$4,917,749	$11,507

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $5.2 billion at March 31, 2020, with a fair value of $4.5 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 8. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.

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

We acquired Tower Cloud, Inc. (“Tower Cloud”) on August 31, 2016.  As part of the Tower Cloud acquisition, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones from the date of acquisition through December 31, 2021.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. We recorded the estimated fair value of future contingent consideration of $5.9 million as of March 31, 2020. The fair value of the contingent consideration as of March 31, 2020, was determined using a discounted cash flow model and probability adjusted estimates of the future operational milestones and is classified as Level 3. During the three months ended March 31, 2020 and 2019, we paid $7.1 million and $8.2 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statement of (Loss) Income in the period in which the change occurs.  For the three months ended March 31, 2020, there was a $1.5 million, increase in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of (Loss) Income.  For the three months ended March 31, 2019, there was a $3.3 million decrease in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of (Loss) Income.

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2019	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	March 31, 2020
Contingent consideration	$11,507	$-	$1,495	$(7,086)	$5,916

Note 7. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	March 31, 2020	December 31, 2019
Land	Indefinite	$28,699	$28,337
Building and improvements	3 - 40 years	356,850	355,225
Real property interests	(1)	281	3,308
Poles	30 years	259,569	258,535
Fiber	30 years	3,512,240	3,456,398
Equipment	5 - 7 years	305,789	293,427
Copper	20 years	3,801,637	3,792,366
Conduit	30 years	89,771	89,770
Tower assets	20 years	9,022	170,063
Finance lease assets	(1)	128,464	129,900
Other assets	15 - 20 years	10,356	11,591
Corporate assets	3 - 7 years	12,293	5,552
Construction in progress	(1)	81,554	89,007
		8,596,525	8,683,479
Less accumulated depreciation		(5,341,925)	(5,273,534)
Net property, plant and equipment		$3,254,600	$3,409,945
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three months ended March 31, 2020 and 2019 was $77.8 million and $97.5 million, respectively.

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

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps were designated as cash flow hedges and have a notional value of $2.04 billion and mature on October 24, 2022.  As result of the repayment of the Company’s term loan facility in February of 2020 (see Note 10), the Company entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps.  As a result, the Company discontinued hedge accounting as the hedge accounting requirements were no longer met.  Amounts in accumulated other comprehensive (loss) income as of the date of de-designation, will be reclassified to interest expense as the hedged transactions impact earnings.  Prospectively, changes in fair value of all interest rate swaps will be recorded directly to earnings.

The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Condensed Consolidated Balance Sheets.  The gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of March 31, 2020 were as follows:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
Assets
Interest rate swaps	$35,302	$(35,302)	$-
Total	$35,302	$(35,302)	$-

Liabilities
Interest rate swaps	$65,748	$(35,302)	$30,446
Total	$65,748	$(35,302)	$30,446

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	March 31, 2020	December 31, 2019
Interest rate swaps	Derivative liability, net	$30,446	$23,679

As of March 31, 2020 and 2019, respectively, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability, net in our Condensed Consolidated Balance Sheets. For the three months ended March 31, 2020 and 2019, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $7.7 million and $19.6 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of (Loss) Income for the three months ended March 31, 2020 and 2019, was $2.3 million and ($2.1 million), respectively.

During the next twelve months, beginning April 1, 2020, we estimate that $11.3 million will be reclassified as an increase to interest expense.

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

The Note Hedge Transactions are separate transactions, entered into by Uniti Fiber with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Note Hedge Transactions. Uniti Fiber used approximately $70.0 million of the net proceeds from the offering of the Exchangeable Notes to pay the cost of the Note Hedge Transactions.  The Note Hedge Transactions meet certain accounting criteria under GAAP, and are recorded in additional paid-in capital on our Condensed Consolidated Balance Sheets, and are not accounted for as derivatives that are remeasured each reporting period.

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

The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Warrants. The Company received approximately $50.8 million from the offering and sale of the Warrants.  The Warrants meet certain accounting criteria under GAAP, and are recorded in additional paid-in capital on our Condensed Consolidated Balance Sheets, and are not accounted for as derivatives that are remeasured each reporting period.

Note 9. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill occurring during the three months ended March 31, 2020. The balance of Goodwill recorded in our Fiber Infrastructure segment as of March 31, 2020 and December 31, 2019 is as follows:
(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2019	$690,672	$690,672
Goodwill at March 31, 2020	690,672	690,672

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	March 31, 2020		December 31, 2019
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$-	$-	$2,000	$-

Finite life intangible assets:
Customer lists	$450,603	$(100,132)	$450,603	$(93,794)
In-place lease	50,705	(1,479)	50,705	(845)
Rights of way	124,696	(2,425)	124,696	(1,386)
Trade name	2,000	(250)	-	-

Total intangible assets	$628,004		$628,004
Less: Accumulated amortization	(104,286)		(96,025)
Total intangible assets, net	$523,718		$531,979

As of March 31, 2020, the remaining weighted average amortization period of the Company’s intangible assets was 20.2 years. Amortization expense for the three months ended March 31, 2020 and 2019 was $8.3 million and $6.3 million, respectively.

Amortization expense is estimated to be $31.4 million for the full year of 2020, $30.6 million in 2021, $29.6 million in 2022, $29.5 million in 2023, and $29.5 million for 2024.

Note 10. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	March 31, 2020	December 31, 2019
Principal amount	$5,233,319	$5,224,747
Less unamortized discount, premium and debt issuance costs	(172,623)	(207,068)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,060,696	$5,017,679

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020		December 31, 2019
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 7.47%)	$-	-	$2,044,728	$(74,523)
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.39%)	2,250,000	(45,776)	-	-
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(5,248)	550,000	(5,633)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(27,201)	1,110,000	(28,808)
Senior unsecured notes - 7.125% due December 15, 2024	600,000	(6,063)	600,000	(6,304)
Senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 11.1%)	345,000	(81,516)	345,000	(85,272)
Senior secured revolving credit facility, variable rate, due April 24, 2022	378,319	(6,819)	575,019	(6,528)
Total	$5,233,319	$(172,623)	$5,224,747	$(207,068)

At March 31, 2020, notes and other debt included the following: (i) $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 (the “2025 Secured Notes”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes” and, together with the 2025 Secured Notes, the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”); (iv) $600.0 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024  Notes”); (v) $345.0 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes” and together with the Secured Notes, the 2023 Notes and the 2024 Notes, the “Notes”) and (vi) $378.3 million under the senior secured revolving credit facility (the “Revolving Credit Facility”), variable rate, that matures April 24, 2022 pursuant the credit agreement by and among the Borrowers (as defined below), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”).  On February 10, 2020, the Operating Partnership and certain of its wholly-owned subsidiaries issued the 2025 Secured Notes and used the proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million). As a result of the repayment of the term loans and terminated commitments of the revolving loans, we recognized $72.5 million and $1.4 million, respectively, of non-cash interest expense for the write off of the unamortized discount and deferred financing costs within interest expense, net on the Condensed Consolidated Statements of (Loss) Income for the three months ended March 31, 2020.

Credit Agreement

The Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”) are borrowers under the Credit Agreement, which as of December 31, 2019, which provided for a term loan facility (in an initial principal amount of $2.14 billion) and provides for a revolving credit facility (in an initial aggregate principal amount of up to $750 million) (the “Revolving Credit Facility”). On February 10, 2020, in connection with the issuance of the 2025 Secured Notes and the effectiveness of the Sixth Amendment described below, the Borrowers repaid all $2.05 billion of outstanding term loans and repaid approximately $156.7 million of revolving loans under the Revolving Credit Facility (and terminated related commitments in an amount equal to $157.6 million, thereby reducing total commitments under the Revolving Credit Facility to $418.3 million).

All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes.

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

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2020, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

On June 24, 2019, we entered into an amendment (the “Fifth Amendment”) to our Credit Agreement to extend the maturity date of $575.9 million of commitments under the Revolving Credit Facility to April 24, 2022 and to pay down approximately $101.6 million of outstanding revolving loans and terminate the related commitments. The maturity date of approximately $72.4 million of other commitments was not extended. On June 28, 2019, the Company repaid approximately $174.0 million in total borrowings, which consisted of the $101.6 million required repayment pursuant to the Fifth Amendment and $72.4 million of non-extended borrowings, thereby terminating the non-extended commitments. As a result, all remaining commitments will terminate on April 24, 2022, at which time all outstanding borrowings must be repaid. The Company used a portion of the net proceeds from the offering of Exchangeable Notes described below to fund the repayments.

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

The Notes

The Borrowers, as co-issuers, have outstanding $550 million aggregate principal amount of the 2023 Secured Notes, of which $400 million was originally issued on April 24, 2015 at an issue price of 100% of par value and the remaining $150 million was issued on June 9, 2016 at an issue price of 99.25% of the par value as an add-on to the existing 2023 Secured Notes. The Borrowers, as co-issuers, also have outstanding $1.11 billion aggregate principal amount of the 2023 Notes that were originally issued on April 24, 2015 at an issue price of 97.055% of par value. The 2023 Secured Notes and the 2023 Notes are guaranteed by the Company and the Subsidiary Guarantors.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Operating Partnership and its wholly-owned subsidiaries, CSL Capital, LLC and Uniti Fiber, as co-issuers, have outstanding $600 million aggregate principal amount of the 2024 Notes, of which $400 million was originally issued on December 15, 2016 at an issue price of 100% of par value and the remaining $200 million of which was issued on May 8, 2017 at an issue price of 100.50% of par value under a separate indenture and was mandatorily exchanged on August 11, 2017 for 2024 Notes issued as “additional notes” under the indenture governing the 2024 Notes.  The 2024 Notes are guaranteed by the Company and the Subsidiary Guarantors (other than Uniti Fiber, which is a co-issuer of the 2024 Notes).

On February 10, 2020, the Borrowers and Uniti Fiber, as co-issuers, issued $2.25 billion aggregate principal amount of the 2025 Secured Notes at an issue price of 100% of par value. The 2025 Secured Notes are guaranteed by the Company and the Subsidiary Guarantors (other than Uniti Fiber, which is a co-issuer of the 2025 Secured Notes).

The Exchangeable Notes

On June 28, 2019, Uniti Fiber issued $345 million aggregate principal amount of the Exchangeable Notes. The Exchangeable Notes are senior unsecured notes and are guaranteed by the Company and each of the Company’s subsidiaries (other than Uniti Fiber) that is an issuer, obligor or guarantor under the Notes. The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election, subject to limitations under the Company's Credit Agreement. The Exchangeable Notes will mature on June 15, 2024, unless earlier exchanged, redeemed or repurchased.

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

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of (Loss) Income. For the three months ended March 31, 2020 and 2019, we recognized $3.0 million and $3.8 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.   .

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

The dilutive effect of the Exchangeable Notes (see Note 10) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares.  The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method.  During the three months ended March 31, 2020, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
(Thousands, except per share data)	2020	2019
Basic earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(78,853)	$2,442
Less: Income allocated to participating securities	(200)	(28)
Dividends declared on convertible preferred stock	(3)	(656)
Amortization of discount on convertible preferred stock	-	(745)
Net (loss) income attributable to common shares	$(79,056)	$1,013
Denominator:
Basic weighted-average common shares outstanding	192,236	182,219
Basic earnings (loss) per common share	$(0.41)	$0.01

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2020	2019
Diluted earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(78,853)	$2,442
Less: Income allocated to participating securities	(200)	(28)
Dividends declared on convertible preferred stock	(3)	(656)
Amortization of discount on convertible preferred stock	-	(745)
Impact on if-converted dilutive securities	-	-
Net (loss) income attributable to common shares	$(79,056)	$1,013
Denominator:
Basic weighted-average common shares outstanding	192,236	182,219
Effect of dilutive non-participating securities	-	3
Impact on if-converted dilutive securities	-	-
Weighted-average shares for dilutive earnings per common share	192,236	182,222
Dilutive earnings (loss) per common share	$(0.41)	$0.01

For the three months ended March 31, 2020, 28,867,703 potential common shares related to the Exchangeable Notes and 747,274 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.  For the three months ended March 31, 2019, 261,543 non-participating securities were excluded from the computation of diluted earnings per share, as the performance conditions were not met.

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

Selected financial data related to our segments is presented below for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$184,352	$77,407	$3,720	$683	$-	$266,162

Adjusted EBITDA	$181,879	$27,541	$(8)	$17	$(7,715)	$201,714
Less:
Interest expense						178,393
Depreciation and amortization	54,622	30,061	769	594	75	86,121
Other expense, net						3,075
Transaction related and other costs						15,972
Stock-based compensation						2,995
Income tax benefit						(4,576)
Net loss						$(80,266)

	Three Months Ended March 31, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$176,083	$76,833	$5,080	3,035	$-	$261,031

Adjusted EBITDA	$174,751	$30,000	$325	$646	$(5,447)	$200,275
Less:
Interest expense						84,458
Depreciation and amortization	73,754	28,258	1,414	346	55	103,827
Other income, net						(3,113)
Transaction related and other costs						6,669
Stock-based compensation						1,888
Income tax expense						4,054
Net income						$2,492

Note 13. Commitments and Contingencies

Litigation

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

Were the Bankruptcy Court to hold that the Master Lease should be recharacterized as a financing arrangement, it could significantly affect or even eliminate current payments to us under the Master Lease and could significantly affect the ultimate treatment of our claims (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments). The Bankruptcy Court could determine that Windstream is the true owner of the property subject to the Master Lease, and we have argued that such property would be deemed to be owned by Windstream Holdings as the counterparty to the Master Lease and that Uniti would have a claim against Windstream Holdings that is secured by such property. Windstream has argued that such property would instead be owned by the operating subsidiaries that previously held it and that our claims would be against Windstream Holdings as the counterparty to the Master Lease. In such an event, the Bankruptcy Court would also determine if our claims are secured by an interest in the leased property. If the Bankruptcy Court were to determine that our claims are not secured by an interest in the leased property, our claims could be unsecured and structurally subordinated to the claims of creditors at Windstream Holdings’ subsidiaries, including Windstream Services. Windstream Services is the issuer of substantially all of Windstream’s debt obligations and certain of its operating subsidiaries guarantee such debt obligations. Were we to be treated as an unsecured creditor of Windstream Holdings, we would not be able to recover any value from Windstream Services or such other operating subsidiaries until all of their respective debt obligations have been satisfied and, in such event, the notes and the guarantees of the notes would only be secured on a first-priority basis by certain of our assets that do not constitute the property subject to the Master Lease. In the event of such an adverse determination, our ability to meet our debt and other obligations could be materially impaired. In addition, recharacterization of the Master Lease as a financing arrangement, depending on the findings of fact and law of, and remedies applied by, the Bankruptcy Court, could affect the U.S. federal income tax treatment of the Master Lease, our status as a REIT (see in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019—Risks Related to the Status of Uniti as a REIT) and could materially adversely affect our consolidated results of operations, liquidity, and financial condition.

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

Mediation. Uniti, Windstream and Windstream’s creditors engaged in mediation in the Windstream bankruptcy to resolve claims brought by Windstream against Uniti, which culminated in the March 2, 2020 announcement of the Settlement. On May 8, 2020, the U.S. Bankruptcy Court for the Southern District of New York approved the Settlement.

Pursuant to the Settlement, Uniti and Windstream will agree to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those relating to Windstream’s Chapter 11 proceedings and the Master Lease. Under the Settlement, Uniti will agree to make a $400 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence from bankruptcy at an annual interest rate of 9%, and Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (resulting in total payments ranging from $432-$490 million). Uniti will also transfer the proceeds from the sale of its common stock described below to Windstream. In exchange, Windstream will transfer to Uniti certain dark fiber indefeasible rights of use (“IRU”) contracts and will grant exclusive rights to 1.8 million fiber strand miles leased by Windstream that is either unutilized or utilized for the dark fiber IRUs being transferred. Uniti will be required to pay Windstream $350 per route mile on any fiber strand miles that are sold above and beyond the fiber strand miles currently being utilized in connection with such dark fiber IRUs. In addition, Uniti will acquire certain Windstream-owned assets, including certain fiber IRU contracts.

Windstream and Uniti will also agree to bifurcate the Master Lease into two structurally similar, but independent, agreements to govern the ILEC and CLEC facilities, respectively.  Certain copper CLEC assets will be governed under the New Lease relating to the ILEC facilities. The initial aggregate annual rent under the New Leases will be equal to the annual rent under the Master Lease currently in effect. Each of Windstream Holdings, Inc., Windstream Services, LLC, and certain subsidiaries and/or newly formed affiliated entities will become parties to the New Leases. The New Leases will contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is a tenant under one of the New Leases.  In addition, the New Leases will be amended to require that Windstream maintain certain financial covenants and to permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the New Leases so long as it does not transfer interests to a Windstream competitor.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

In connection with the Settlement, Uniti also entered into binding letters of intent on March 2, 2020 with certain first lien creditors of Windstream, pursuant to which Uniti will sell an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share, at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached (the “Settlement Common Stock”). Uniti will transfer the proceeds from the sale of the Settlement Common Stock to Windstream as additional settlement consideration. The issuance and sale of the Settlement Common Stock will be made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Certain recipients of the Settlement Common Stock will be subject to a one-year lock up, and all recipients will be subject to a customary standstill agreement. No recipient will receive any governance rights in connection with the issuance.

Finally, on March 2, 2020, Uniti, Windstream and certain of Windstream’s creditors entered into a Plan Support Agreement.  Pursuant to the Plan Support Agreement, the Parties agreed to support the Settlement and the approval of a plan of reorganization for Windstream on the terms and subject to the conditions described therein. The Plan Support Agreement is terminable by the Parties upon the occurrence of certain specified termination events, including, among other things, (i) the failure by Windstream to timely appeal any order by the bankruptcy court denying the Settlement or any order overturning an order approving the Settlement on appeal, and (ii) the issuance by a regulatory authority of an order enjoining, or the commencement of an action that could be reasonably expected to enjoin, material portions of the settlement or substantial consummation of the Settlement (subject to a 10 day cure period).

The Settlement is subject to finalizing and executing definitive documentation, the receipt of certain regulatory approvals and other conditions precedent, including Uniti’s receipt of satisfactory “true lease” opinions confirming that the New Leases are “true leases” for U.S. federal income tax purposes. Following satisfaction of all such conditions precedent, consummation of the Settlement will occur on the earlier of Windstream’s emergence from bankruptcy and February 28, 2021. All litigation between Windstream and Uniti, including matters referenced herein, is stayed while the parties implement the Settlement.

While the Windstream Master Lease litigation is currently stayed, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring. However, any adverse determination or judicial decision on one or more of the claims against us could materially adversely affect our consolidated results of operations, liquidity, and financial condition or, in certain circumstances, cause us to file for voluntary Chapter 11 protection.  The Settlement, if effectuated, would result in mutual releases with respect to any and all liability related to any claims and causes of action that currently exist between Uniti and Windstream.  As of the date of this Quarterly Report on Form 10-Q, we are unable to determine what, if any, portion of the consideration to be paid to Windstream would be classified as settlement of litigation, and therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.  However, we could incur a loss related to the Settlement in future periods.

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

Ibrahim E. Safadi, Phil Queder and Michael Avery filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers on October 25, 2019, December 6, 2019, and December 23, 2019, respectively, alleging violations of the federal securities laws (the “Shareholder Actions”).  The Shareholder Actions seek to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019 (in the case of the Safadi and Queder actions) and April 20, 2015 and June 24, 2019 (in the case of the Avery action).  The Shareholder Actions assert violations under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.  The Shareholder Actions seek class certification, unspecified monetary damages, costs and attorneys’ fees and other relief.

On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of March 31, 2020.

Commitments

Growth Capital Expenditures.  We have the right, but not the obligation, to fund growth capital expenditures in certain of our lease arrangements where we are the lessor.  As of March 31, 2020, the Company has committed to fund approximately $7.5 million of growth capital expenditures over the next twelve months.

Note 14. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three months ended March 31, 2020 and 2019:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended March 31,
(Thousands)	2020	2019
Cash flow hedge changes in fair value (loss) gain:
Balance at beginning of period attributable to common shareholders	$(23,442)	$30,042
Other comprehensive loss before reclassifications	(7,713)	(19,626)
Amounts reclassified from accumulated other comprehensive income	677	(2,060)
Balance at end of period	(30,478)	8,356
Less: Other comprehensive loss attributable to noncontrolling interest	(125)	(479)
Balance at end of period attributable to common shareholders	(30,353)	8,835
Interest rate swap termination:		-
Balance at beginning of period attributable to common shareholders	-	-
Amounts reclassified from accumulated other comprehensive income	1,666	-
Balance at end of period	1,666	-
Less: Other comprehensive income attributable to noncontrolling interest	30
Balance at end of period attributable to common shareholders	1,636	-
Foreign currency translation gain (loss):
Balance at beginning of period attributable to common shareholders	-	63
Translation adjustments	-	780
Amounts reclassified from accumulated other comprehensive income	-	-
Balance at end of period	-	843
Less: Other comprehensive income attributable to noncontrolling interest	-	17
Balance at end of period attributable to common shareholders	-	826
Accumulated other comprehensive (loss) income at end of period	$(28,717)	$9,661

Note 15.  Subsequent Events

In May 2020, we renegotiated the terms of the sale of our U.S. towers, which is subject to finalizing definitive documentation and various closing conditions.  As contemplated, we will sell 90% of the U.S. towers business, including approximately 486 of our U.S. towers located across 32 states, to Melody Investment Advisors (“Melody”) for approximately $220.0 million, subject to adjustments.  Uniti will retain a 10% investment interest through an affiliate of Melody, and receive incremental earn-out payments for each additional tower completed in 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2020. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020.

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

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, certain aspects of our towers business, and Talk America Services, LLC, which operates the Consumer CLEC Business (“Talk America”), as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2020, we are the sole general partner of the Operating Partnership and own approximately 98.2% of the partnership interests in the Operating Partnership.  In addition, beginning on December 31, 2019, we undertook a series of transactions, including the issuance by one of our subsidiaries of convertible preferred stock to third parties with an aggregate liquidation value of $125,000, to permit us to hold certain of our assets indirectly through on of our subsidiaries taxed as a REIT, which will also facilitate future acquisition opportunities.

Outlook

We aim to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including, (i) sale leaseback transactions, whereby we acquire existing infrastructure assets from third parties, including communication service providers, and lease them back on a long-term triple-net basis; (ii) whole company acquisitions, which may include the use of one or more TRSs that are permitted under the tax laws to acquire and operate non-REIT businesses and assets subject to certain limitations; (iii) capital investment financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iv) mergers and acquisitions financing, whereby we facilitate mergers and acquisition transactions as a capital partner, including through operating company/property company (“OpCo-PropCo”) structures.

Segments

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

Significant Business Developments

COVID-19 Pandemic.  In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.  We continue to monitor developments associated with the COVID-19 pandemic and its related impact on our business and results of operations.

On March 19, 2020, the Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency (“CISA”) issued its Memorandum on Identification of Essential Critical Infrastructure Workers During COVID-19 Response (the “Memorandum”).  The Memorandum categorizes the communications and information technology sectors, sectors in which Uniti operates, as part of 16 critical infrastructure sectors that must remain operational during the COVID-19 pandemic.

Our first priority remains the health and safety of our employees, customers and other business partners.  We have been actively monitoring and following government recommendations as we adjust business practices and standard operating procedures to ensure the protection of team members and ensure the continuity of our business.  As of the date of this quarterly report on Form 10-Q, we have not experienced significant disruptions in our operations or network performance, nor have we received significant requests for payment relief from our customers.  However, there can be no assurance that circumstances will not change in light of the COVID-19 pandemic or that the pandemic will not have a material adverse impact on our business.  We may incur increases in operating costs and/or a decrease in productivity as a result of travel bans and social distancing efforts.  Such efforts may also delay construction activities and/or require our vendors and contractors to incur additional costs that may be passed onto us.  In addition, we may experience delays in permitting activities due to the shutdown of local permitting authorities.  Furthermore, if there is a prolonged closure of businesses, we may experience an adverse impact on the timing of installations in our enterprise and wholesale customer segments at Uniti Fiber, or we may receive requests for payment relief from our customers, both of which would impact our ability to recognize revenue.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law.  The CARES Act is a stimulus bill that includes lending facilities to large and small business, expands unemployment benefits and implements individual and business tax changes.  We expect the CARES Act will reduce the limitation on deduction of business interest at certain of our taxable subsidiaries for 2019 and 2020, which will increase net operating loss.  Otherwise, we do not currently expect the CARES Act to have a material impact on our tax position.  In addition, certain of our customers may benefit from the relief provided by the CARES Act, and we have directed those customers to consider utilizing such relief as they weather the impact from COVID-19.

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

Windstream Litigation and Settlement.  During the first half of 2019, Windstream’s chief executive officer stated that Windstream was evaluating all options as part of the Chapter 11 reorganization process regarding the Master Lease, including renegotiation, recharacterization and rejection of the Master Lease. As further described below, on July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.

On March 2, 2020, Uniti and Windstream jointly announced that they had reached an agreement in principle (the “Settlement”) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy. On May 8, 2020, the U.S. Bankruptcy Court for the Southern District of New York approved the Settlement.

Pursuant to the Settlement, Uniti and Windstream will agree to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those relating to Windstream’s Chapter 11 proceedings and the Master Lease. Under the Settlement, Uniti will agree to make a $400 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence from bankruptcy at an annual interest rate of 9%, and Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (resulting in total payments ranging from $432-$490 million). Uniti will also transfer the proceeds from the sale of its common stock described below to Windstream. In exchange, Windstream will transfer to Uniti certain dark fiber IRU contracts (that currently generate approximately $21 million in annual operating income before depreciation and amortization) and will grant exclusive rights to 1.8 million fiber strand miles leased by Windstream that is either unutilized or utilized for the dark fiber IRUs being transferred. Uniti will be required to pay Windstream $350 per route mile on any fiber strand miles that are sold above and beyond the fiber strand miles currently being utilized in connection with such dark fiber IRUs. In addition, Uniti will acquire certain Windstream-owned assets, including certain fiber IRU contracts generating $8 million of annual operating income before depreciation and amortization and 0.4 million fiber strand miles covering approximately 3,900 route miles, in exchange for $40.0 million in cash and a 20-year IRU for such strands.

Windstream and Uniti will also agree to bifurcate the Master Lease into two structurally similar, but independent, agreements to govern the ILEC and CLEC facilities, respectively.  Certain copper CLEC assets will be governed under the New Lease relating to the ILEC facilities. The initial aggregate annual rent under the New Leases will be equal to the annual rent under the Master Lease currently in effect. Each of Windstream Holdings, Inc., Windstream Services, LLC, and certain subsidiaries and/or newly formed affiliated entities will become parties to the New Leases. The New Leases will contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is a tenant under one of the New Leases.  In addition, the New Leases will be amended to require that Windstream maintain certain financial covenants and to permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the New Leases so long as it does not transfer interests to a Windstream competitor.

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

In connection with the Settlement, Uniti also entered into binding letters of intent on March 2, 2020 with certain first lien creditors of Windstream, pursuant to which Uniti will sell an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share, at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached (the “Settlement Common Stock”). Uniti will transfer the proceeds from the sale of the Settlement Common Stock to Windstream as additional settlement consideration. The issuance and sale of the Settlement Common Stock will be made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Certain recipients of the Settlement Common Stock will be subject to a one-year lock up, and all recipients will be subject to a customary standstill agreement. No recipient will receive any governance rights in connection with the issuance.

Finally, on March 2, 2020, Uniti, Windstream and certain of Windstream’s creditors entered into a Plan Support Agreement.  Pursuant to the Plan Support Agreement, the Parties agreed to support the Settlement and the approval of a plan of reorganization for Windstream on the terms and subject to the conditions described therein. The Plan Support Agreement is terminable by the Parties upon the occurrence of certain specified termination events, including, among other things, (i) the failure by Windstream to timely appeal any order by the bankruptcy court denying the Settlement or any order overturning an order approving the Settlement on appeal, and (ii) the issuance by a regulatory authority of an order enjoining, or the commencement of an action that could be reasonably expected to enjoin, material portions of the settlement or substantial consummation of the Settlement (subject to a 10 day cure period).

The Settlement is subject to finalizing and executing definitive documentation, the receipt of certain regulatory approvals and other conditions precedent, including Uniti’s receipt of satisfactory “true lease” opinions confirming that the New Leases are “true leases” for U.S. federal income tax purposes. Following satisfaction of all such conditions precedent, consummation of the Settlement will occur on the earlier of Windstream’s emergence from bankruptcy and February 28, 2021. All litigation between Windstream and Uniti is stayed while the parties implement the Settlement.

If we are unable to consummate the Settlement, Windstream could continue its litigation.  See Part II, Item 1 “Legal Proceedings.”  If that occurs, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring. However, any adverse determination or judicial decision on one or more of the claims against us could materially adversely affect our consolidated results of operations, liquidity, and financial condition or, in certain circumstances, cause us to file for voluntary Chapter 11 protection.

Going Concern. There are conditions and events which raise substantial doubt about our ability to continue as a going concern, and in its opinion on our December 31, 2019 financial statements, PricewaterhouseCoopers LLP (“PwC”), the independent registered public accounting firm for our fiscal 2019 audit, expressed substantial doubt as to whether we could continue as a going concern during the one year period following the date those financial statements were issued as a result of Windstream’s bankruptcy petition, the bankruptcy’s potential uncertain effects on the Master Lease, and uncertainties surrounding the satisfaction of conditions required for our Settlement with Windstream to be effectuated. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If the Settlement is not implemented, we expect Windstream will continue to perform on the Master Lease and believe it is unlikely that Windstream will reject the Master Lease because the Master Lease is central to Windstream’s operations. We also believe that it is unlikely that a court will determine that the Master Lease should be recharacterized as a financing transaction, that the Master Lease is a lease of personal property, or that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. We have reduced our dividend and may reduce our capital expenditures, as well as seek external funding in order to sustain our operations. The failure to provide 2019 audited financial statements without a going concern opinion to the lenders under our Credit Agreement by March 31, 2020 would have constituted a breach of the covenants and an immediate event of default under our Credit Agreement, unless waived by our lenders.  If an event of default were to have occurred under our Credit Agreement, the Credit Agreement’s administrative agent could have declared all outstanding loans immediately due and payable. Such an acceleration would have triggered cross-default provisions within the indentures governing our senior notes and thereby would have entitled the trustee and noteholders to accelerate the repayment of the senior notes.

On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements.  The limited waiver was issued in connection with the sixth amendment to our Credit Agreement. See “—Amendments to Credit Agreement” below.

Secured Notes Offering.  On February 10, 2020, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber, as co-issuers, issued $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 (the “2025 Secured Notes”) at an issue prices of 100% of par value. The issuers used the proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million).

Amendments to Credit Agreement. On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements. The limited waiver was issued in connection with the sixth amendment (the “Sixth Amendment”) to our Credit Agreement. In addition to the restrictions imposed by the fourth amendment (the “Fourth Amendment”) to our Credit Agreement entered into March 18, 2019, which remain effective, the Sixth Amendment also limits the ability of our non-guarantor subsidiaries to incur indebtedness. The Sixth Amendment increased the interest rate on our revolving facility by 100 bps for each applicable rate. As amended, borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.  See Note 10 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Sale of U.S. Tower Assets.  In May 2020, we renegotiated the terms of the sale of our U.S. towers, which is subject to finalizing definitive documentation and various closing conditions.  As contemplated, we will sell 90% of the U.S. towers business, including approximately 486 of our U.S. towers located across 32 states, to Melody Investment Advisors (“Melody”) for approximately $220 million, subject to adjustments.  Uniti will retain a 10% investment interest through an affiliate of Melody, and receive incremental earn-out payments for each additional tower completed in 2020.

Consumer CLEC Business.  On April 23, 2019, Windstream provided notice to Uniti of its termination of (i) the Wholesale Master Services Agreement between Windstream Communications, Inc. and Talk America, (ii) the Master Services Agreement between Windstream Services, LLC and Talk America, and (iii) the Billing and Remittance Agreement between Windstream Services, LLC and CSL National, LP, each dated April 24, 2015 (collectively the “Agreements”).  Under the Agreements, Windstream provides us transport, provisioning, repair and billing and collection services necessary to operate our Consumer CLEC Business.  We currently do not have the infrastructure necessary to perform these services in the absence of the Agreements.  We have evaluated the costs of building out the required infrastructure and have determined that incurring such costs would not be economically feasible.  Furthermore, we have evaluated potential strategic alternatives with respect to the Consumer CLEC Business, including retaining other vendors to perform the services currently provided under the Agreements, and an outright sale of all or parts of the business, but have not identified viable alternatives.  As a result, we have commenced a wind down of our Consumer CLEC Business, which includes customer notifications and terminations.  We anticipate that the business will be completely wound down during the second quarter of 2020. The termination of the Agreements is effective April 20, 2020; however, we have entered into a short-term arrangement with Windstream to provide the necessary services until the business is completely wound down.  The subsidiaries comprising our Consumer CLEC Business are direct subsidiaries of Uniti Group Inc. and are not subsidiaries of the Operating Partnership, which is a primary obligor and/or guarantor under our Credit Agreement and our outstanding notes, and do not guarantee such debt. Other than the assets and liabilities and results related to the Consumer CLEC Business, which are immaterial, the financial condition and results of operations of the Operating Partnership and Uniti Group Inc. are identical in all material respects.

Change in Auditor.  Following the conclusion of a process managed by the Company’s Audit Committee, on March 16, 2020, the Company dismissed PwC as the Company’s independent registered public accounting firm and appointed KPMG LLP as the Company’s independent registered public accounting firm beginning with the year ending December 31, 2020.

Comparison of the three months ended March 31, 2020 and 2019

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2020		2019
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$184,352	69.2%	$176,083	67.5%
Fiber Infrastructure	77,407	29.1%	76,833	29.4%
Tower	3,720	1.4%	5,080	1.9%
Consumer CLEC	683	0.3%	3,035	1.2%
Total revenues	266,162	100.0%	261,031	100.0%
Costs and Expenses:
Interest expense	178,393	67.0%	84,458	32.4%
Depreciation and amortization	86,121	32.4%	103,827	39.8%
General and administrative expense	27,133	10.2%	24,226	9.3%
Operating expense	40,310	15.1%	38,418	14.7%
Transaction related and other costs	15,972	6.0%	6,669	2.5%
Other expense (income)	3,075	1.2%	(3,113)	(1.2%)
Total costs and expenses	351,004	131.9%	254,485	97.5%
(Loss) income before income taxes	(84,842)	(31.9%)	6,546	2.5%
Income tax (benefit) expense	(4,576)	(1.7%)	4,054	1.6%
Net (loss) income	(80,266)	(30.2%)	2,492	0.9%
Net (loss) income attributable to noncontrolling interests	(1,413)	(0.6%)	50	0.0%
Net (loss) income attributable to shareholders	(78,853)	(29.6%)	2,442	0.9%
Participating securities' share in earnings	(200)	(0.1%)	(28)	(0.0%)
Dividends declared on convertible preferred stock	(3)	(0.0%)	(656)	(0.2%)
Amortization of discount on convertible preferred stock	-	0.0%	(745)	(0.3%)
Net (loss) income attributable to common shareholders	$(79,056)	(29.7%)	$1,013	0.4%

The following tables set forth, for the three months ended March 31, 2020 and 2019, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Three Months Ended March 31, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$184,352	$77,407	$3,720	$683	$-	$266,162

Adjusted EBITDA	$181,879	$27,541	$(8)	$17	$(7,715)	$201,714
Less:
Interest expense						178,393
Depreciation and amortization	54,622	30,061	769	594	75	86,121
Other expense, net						3,075
Transaction related and other costs						15,972
Stock-based compensation						2,995
Income tax benefit						(4,576)
Net loss						$(80,266)

	Three Months Ended March 31, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$176,083	$76,833	$5,080	3,035	$-	$261,031

Adjusted EBITDA	$174,751	$30,000	$325	$646	$(5,447)	$200,275
Less:
Interest expense						84,458
Depreciation and amortization	73,754	28,258	1,414	346	55	103,827
Other income, net						(3,113)
Transaction related and other costs						6,669
Stock-based compensation						1,888
Income tax expense						4,054
Net income						$2,492

Summary of Operating Metrics

	Operating Metrics
	As of March 31,
	2020	2019	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	4,300,000	3,900,000	10.3%
Copper strand miles	230,000	215,000	7.0%
Fiber Infrastructure:
Fiber strand miles	2,050,000	1,800,000	13.9%
Customer connections	22,175	18,850	17.6%
Towers:
United States towers	703	504	39.5%
Latin America towers	-	498	(100.0%)
Total towers	703	1,002	(29.8%)
Consumer CLEC:
Customer connections	226	21,555	(99.0%)

Revenues

	Three Months Ended March 31,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$184,352	69.2%	$176,083	67.5%
Fiber Infrastructure	77,407	29.1%	76,833	29.4%
Towers	3,720	1.4%	5,080	1.9%
Consumer CLEC	683	0.3%	3,035	1.2%
Total revenues	266,162	100.0%	261,031	100.0%

Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream Holdings pursuant to the Master Lease. Under the Master Lease, Windstream Holdings is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The Master Lease has an initial term of 15 years with four 5-year renewal options and encompasses properties located in 29 states. Annual cash rent under the Master Lease is currently $657 million and is subject to an annual escalation of 0.5% each May through the initial term.  The rent for the first year of each renewal term will be an amount agreed to by us and Windstream.  While the agreement requires that the renewal rent be “Fair Market Rent,” Windstream has publicly stated that it believes the renewal Fair Market Rent pursuant to the agreement will be much lower than our expectations; if we are unable to agree, the renewal Fair Market Rent will be determined by an independent appraisal process.  Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%. In addition, if we fund any capital improvements requested by Windstream, the rent will be increased to account for such funding.  Due to the uncertainties surrounding Windstream’s operations and liquidity and current bankruptcy proceedings, the Master Lease is currently accounted for on a cash basis in accordance with Accounting Standards Codification 842, Leases, until such time that there is more certainty regarding Windstream’s decision to assume or reject the Master Lease.

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

	Three Months Ended March 31,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Master Lease
TCI revenue	$8.3	4.5%	$6.7	3.8%
Rent	165.0	89.5%	164.1	93.2%
Total	173.3	94.0%	170.8	97.0%
Other triple-net leasing and IRU arrangements	11.1	6.0%	5.2	3.0%
Total Leasing revenues	$184.4	100.0%	$176.0	100.0%

The increase in TCI revenue is attributable to continued investment by Windstream in TCIs. Windstream invested $36.4 million in TCIs during the three months ended March 31, 2020, bringing the total amount invested by Windstream since the inception of the Master Lease to $808.2 million as of March 31, 2020.  As of March 31, 2019, Windstream had invested a total of $636.8 million in such improvements. For the three months ended March 31, 2020, we recognized $11.1 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements, including $5.5 million of revenue related to the Bluebird transaction that closed on August 30, 2019.  For the three months ended March 31, 2019, we recognized $5.2 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.  The increase in non-Windstream related revenues is due to the timing of closing sale-leaseback transactions.

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

Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$28,192	36.5%	$32,205	41.9%
Enterprise and wholesale	19,258	24.9%	16,729	21.8%
E-Rate and government	20,937	27.0%	21,995	28.6%
Dark fiber and small cells	8,472	10.9%	4,895	6.4%
Other services	548	0.7%	1,009	1.3%
Total Fiber Infrastructure revenues	$77,407	100.0%	$76,833	100.0%

For the three months ended March 31, 2020, Fiber Infrastructure revenues totaled $77.4 million as compared to $76.8 million for the three months ended March 31, 2019. The increase is primarily attributable to increased customer connections. At March 31, 2020 we had approximately 22,175 customer connections, up from 18,850 customer connections at March 31, 2019.

Towers – For the three months ended March 31, 2020, we recognized $3.7 million of revenue from the Towers business, compared to $5.1 million for the three months ended March 31, 2019. For three months ended March 31, 2020, we completed the construction of 31 towers in the U.S.  At March 31, 2020, the Uniti Towers’ domestic portfolio consisted of 703 wireless communications towers located in 34 states across the eastern and central regions in the United States, an increase from 504 domestic wireless communications towers at March 31, 2019.  The decrease in revenues is driven by the April 2, 2019 sale of Uniti Towers’ Latin America operations which contributed $2.5 million of revenue for the three months ended March 31, 2019.

Consumer CLEC – For the three months ended March 31, 2020, we recognized $0.7 million of revenue from the Consumer CLEC Business, compared to $3.0 million for the three months ended March 31, 2019. The decrease is primarily attributable to a loss of customers during the period. We served approximately 226 customers as of March 31, 2020, a 99% decrease from the approximately 21,555 customers served at March 31, 2019. The decrease in customers is due to the commenced wind down of our Consumer CLEC business, which includes customer terminations.  An acceleration of the decline in revenue is a result of these efforts.  We estimate that the wind down will be completed during the second quarter of 2020.

Interest Expense, net

	Three Months Ended March 31,
(Thousands)	2020	2019	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate (1)	$17,400	$27,771	$(10,371)
Senior secured notes - 6.00% and 7.875%	32,367	8,250	24,117
Senior unsecured notes - 4.00%, 7.125%, and 8.25%	37,031	33,582	3,449
Senior secured revolving credit facility - variable rate	7,700	8,262	(562)
Other	998	1,062	(64)
Total cash interest	95,496	78,927	16,569
Non-cash:
Amortization of deferred financing costs and debt discount	9,708	6,873	2,835
Write off of deferred financing costs and debt discount	73,895	-	73,895
Capitalized Interest	(706)	(1,342)	636
Total non-cash interest	82,897	5,531	77,366
Total interest expense, net	$178,393	$84,458	$93,935
(1) Swapped to fixed rate. See Note 8

Interest expense for the three months ended March 31, 2020 increased $93.9 million compared to the three months ended March 31, 2019. The increase is due to (i) the write-off of unamortized deferred financing costs and debt discount related to the repayment of the senior secured term loan B and terminated commitments of the revolving loans of $72.5 million and $1.4 million, respectively, and (ii) cash interest expense of $24.1 million related to the 2025 Secured Notes, partially offset by a decrease of $10.4 million in cash interest expense related to the repayment of senior secured term loan B.

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Depreciation and amortization expense by segment:
Leasing	$54,622	20.5%	$73,754	28.4%
Fiber Infrastructure	30,061	11.4%	28,258	10.8%
Towers	769	0.3%	1,414	0.5%
Consumer CLEC	594	0.2%	346	0.1%
Corporate	75	0.0%	55	0.0%
Total depreciation and amortization expense	$86,121	32.4%	$103,827	39.8%

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended March 31, 2020 totaled $86.1 million, which included $77.8 million of depreciation expense and $8.3 million of amortization expense. Charges for depreciation and amortization for the three months ended March 31, 2019 totaled $103.8 million, which included $97.5 million of depreciation expense and $6.3 million of amortization expense.

General and Administrative Expense

	Three Months Ended March 31,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$1,733	0.7%	$1,046	0.4%
Fiber Infrastructure	13,855	5.3%	14,299	5.5%
Towers	1,612	0.6%	2,192	0.8%
Consumer CLEC	51	0.0%	-	0.0%
Corporate	9,882	3.7%	6,689	2.6%
Total general and administrative expenses	$27,133	10.3%	$24,226	9.3%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended March 31, 2020, general and administrative costs totaled $27.1 million, which includes $3.0 million of stock-based compensation.  For the three months ended March 31, 2019, general and administrative costs totaled $24.2 million, which included $1.9 million of stock-based compensation expense.

Operating Expense

Operating expense for the three months ended March 31, 2020, totaled $40.3 million compared to $38.4 million for the three months ended March 31, 2019, which was attributable to the increase in Fiber Infrastructure operating expenses discussed below.  Operating expense for our reportable segments for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$36,586	13.7%	$32,973	12.7%
Towers	2,262	0.9%	2,679	1.0%
CLEC	615	0.2%	2,389	0.9%
Leasing	847	0.3%	377	0.1%
Total operating expenses	$40,310	15.1%	$38,418	14.7%

Fiber Infrastructure – For the three months ended March 31, 2020, Fiber Infrastructure operating expenses totaled $36.6 million as compared to $33.0 million for the three months ended March 31, 2019.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.

Towers – Our Towers segment operating expense primarily consists of ground rent, some or all of which may be passed to our tenants, as well as property taxes, regulatory fees and maintenance and repairs expenses. Operating expenses were $2.3 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in expenses is primarily attributable to the April 2, 2019 sale of Uniti Towers’ Latin American business.

Consumer CLEC – Expense associated with the Consumer CLEC Business is primarily attributable to the Wholesale Agreement and the Master Services Agreement entered into between us and Windstream in connection with the Spin-Off, and includes costs arising under the interconnection agreements with other telecommunication carriers. Expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended March 31, 2020 totaled $0.2 million and $0.1 million, respectively, and expense associated with the Wholesale Agreement and Master Services Agreement for the three months ended March 31, 2019 totaled $1.7 million and $0.2 million, respectively.  The decrease in expense is a direct result of a decrease in customers served, as these expenses are largely variable in nature.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the three months ended March 31, 2020, we incurred $16.0 million of transaction related and other costs, compared to $6.7 million of such costs during the three months ended March 31, 2019.  The increase is primarily related to $13.0 million of total costs associated with the costs related to the Windstream bankruptcy during the quarter.

Income Tax (Benefit) Expense

The recorded income tax (benefit) expense recorded for the three months ended March 31, 2020 and 2019, respectively, is related to the tax impact of the following:

	Three Months Ended March 31,
(Thousands)	2020	2019
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(4,584)	$(2,100)
Cancellation of debt income (REIT)	-	4,600
Other undistributed REIT taxable income	-	1,600
Other	8	-
Total income tax (benefit) expense	$(4,576)	$4,100

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

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA and of our net (loss) income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(Thousands)	2020	2019
Net (loss) income	$(80,266)	$2,492
Depreciation and amortization	86,121	103,827
Interest expense, net	178,393	84,458
Income tax (benefit) expense	(4,576)	4,054
EBITDA	$179,672	$194,831
Stock based compensation	2,995	1,888
Transaction related and other costs	15,972	6,669
Other expense (income)	3,075	(3,113)
Adjusted EBITDA	$201,714	$200,275

	Three Months Ended March 31,
(Thousands)	2020	2019
Net (loss) income attributable to common shareholders	$(79,056)	$1,013
Real estate depreciation and amortization	63,952	83,726
Participating securities share in earnings	200	28
Participating securities share in FFO	(200)	(28)
Adjustments for noncontrolling interests	(1,132)	(1,853)
FFO attributable to common shareholders	$(16,236)	$82,886
Transaction related and other costs	15,972	6,669
Change in fair value of contingent consideration	1,495	(3,256)
Amortization of deferred financing costs and debt discount	9,708	6,873
Write off of deferred financing costs and debt discount	73,952	-
Stock based compensation	2,995	1,888
Non-real estate depreciation and amortization	22,169	20,101
Straight-line revenues	109	(723)
Maintenance capital expenditures	(1,108)	(2,803)
Amortization of discount on convertible preferred stock	-	745
Cash taxes on tax basis cancellation of debt	-	4,590
Other, net	(10,454)	(9,682)
Adjustments for noncontrolling interests	(2,022)	(516)
AFFO attributable to common shareholders	$96,580	$106,772
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

As of March 31, 2020, we had cash and cash equivalents of $109.3 million and approximately $40.0 million of borrowing availability under our Revolving Credit Facility.  Subsequent to March 31, 2020, there have been no material outlays of funds outside of our scheduled interest and dividend payments.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our debt instruments would impose significant restrictions on our ability to pay dividends.

	Three Months Ended March 31,
(Thousands)	2020	2019
Cash flow from operating activities:
Net cash provided by operating activities	$132,272	$188,902

Cash provided by operating activities was $132.3 million and $188.9 million for the three months ended March 31, 2020 and 2019, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

	Three Months Ended March 31,
(Thousands)	2020	2019
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	$-	$(4,210)
Other capital expenditures	(75,093)	(79,458)
Net cash used in investing activities	$(75,093)	$(83,668)

Cash used in investing activities was $75.1 million and $83.7 million for the three months ended March 31, 2020 and 2019, respectively, and is driven by capital expenditures, primarily related to our Uniti Fiber, Uniti Towers and Uniti Leasing business for deployment of network assets.

	Three Months Ended March 31,
(Thousands)	2020	2019
Cash flow from financing activities:
Repayment of senior secured term loan B	$(2,044,728)	$-
Principal payments on debt	-	(5,270)
Dividends paid	(42,519)	(110,348)
Payments of contingent consideration	(7,086)	(8,170)
Distributions paid to noncontrolling interests	(762)	(2,479)
Borrowings under revolving credit facility	-	139,000
Payments under revolving credit facility	(196,700)	(30,000)
Capital lease payments	(1,026)	(1,006)
Payments for financing costs	(47,775)	(36,191)
Common stock issuance, net of costs	-	21,641
Proceeds from issuance of notes	2,250,000	-
Employee stock purchase program	306	446
Net share settlement	(373)	(1,579)
Net cash used in financing activities	$(90,663)	$(33,956)

Cash used in financing activities was $90.7 million and $34.0 million for the three months ended March 31, 2020 and 2019, respectively.  The increase of $56.7 million is primarily driven by the repayment of senior secured term loan B ($2.04 billion) and net payments under the Revolving Credit Facility ($196.7 million) for the three months ended March 31, 2020, compared to net borrowings of $109.0 million for the three months ended Mach 31,2019, partially offset by the proceeds from the issuance of the 2025 Secured Notes ($2.25 billion), a decrease of $67.8 million in dividends paid, where dividends of $0.22 and $0.60 were paid in the three months ended March 31, 2020 and 2019, respectively, and no proceeds under our at the market common stock offering programs for the three months ended March 31, 2020, compare to net proceeds of $21.6 million for the three months ended March 31 2019.

On February 10, 2020, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber, as co-issuers, issued $2.25 billion aggregate principal amount the 2025 Secured Notes. The issuers used the proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million).

On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements. The limited waiver was issued in connection with the Sixth Amendment to our Credit Agreement. In addition to the restrictions imposed by the Fourth Amendment, which remain effective, the Sixth Amendment also limits the ability of our non-guarantor subsidiaries to incur indebtedness. The Sixth Amendment increased the interest rate on our revolving facility by 100 bps for each applicable rate. As amended, borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.  See note 10 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have established an at the market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250 million. As of March 31, 2020, we had approximately $117.1 million available for issuance under the ATM Program.  The ATM Program is currently suspended following the June 15, 2019 expiration of our prior shelf registration statement.  This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios.   We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities.  As of March 31, 2020, we had $40 million in borrowing availability under our Revolving Credit Facility, however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  In light of the COVID-19 pandemic and its effects on the global economy and capital markets, we are closely monitoring the equity and debt markets and will seek to access them promptly if and when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt. We will need to raise additional capital if the Settlement, which includes growth capital investments, with Windstream is effectuated.

The amount, nature and timing of any capital markets transactions will depend on: the impact the COVID-19 pandemic has on the global economy and capital markets, our operating performance and other circumstances, including uncertainty surrounding Windstream; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; and any limitations imposed by our current credit arrangements. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

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

In light of the COVID-19 pandemic, recent developments and uncertainty surrounding Windstream and the effect of substantial doubt about our ability to continue as a going concern, as discussed in Note 2 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, until such time as the Settlement is approved and Windstream emerges from bankruptcy, we have taken measures, and may take further measures, to conserve cash as we anticipate that it will be more difficult for us to access the capital markets at attractive rates until such uncertainty is clarified.

Although management has concluded the probability of a rejection of the Master Lease to be remote (were the Settlement not implemented), and has noted the absence of any provision in the Master Lease that compels renegotiation of the lease and the lack of any ability of the bankruptcy court to unilaterally reset the rent or terms of the lease, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including any judicial decisions in respect of claims against us by Windstream or its creditors. Accordingly, we may elect to suspend, delay or reduce success-based capital expenditures and further reduce dividend payments to conserve cash. However, because the Master Lease is essential to Windstream’s operations, absent any adverse determination in respect to Windstream’s claims against us, which we believe is unlikely, we expect that any disruption in payments by Windstream would likely be limited. Based on our analysis, and absent any adverse determination in respect to Windstream’s claims or disruptions in rent payments under the Master Lease, we believe that we have adequate liquidity to continue to fund our operations for twelve months after the issuance of the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. If our assumptions are incorrect, we could need additional sources of liquidity to fund our cash needs and cannot assure that we will obtain them. Should we fail to consummate the Settlement, a rejection by Windstream of the Master

Lease, an adverse determination by a judge on Windstream’s claims against us, or Windstream’s inability or unwillingness to meet its rent and other obligations under the Master Lease could materially adversely affect our consolidated results of operations, liquidity, and financial condition, including our ability to service debt, comply with financial and other covenants and pay dividends to our stockholders as required to maintain our status as a REIT.

Capital Expenditures

	Three Months Ended March 31, 2020
(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$4,605	$-	$-	$-	$4,605
Fiber Infrastructure	51,659	1,102	1,375	749	54,885
Towers	15,597	6	-	-	15,603
Corporate and non-network	-	-	-	-	-
Total capital expenditures	$71,861	$1,108	$1,375	$749	$75,093

We categorize our capital expenditures as either (i) success-based, (ii) maintenance, (iii) integration or (iv) corporate and non-network.  We define success-based capital expenditures as those related to installing existing or anticipated contractual customer service orders.  Maintenance capital expenditures are those necessary to keep existing network elements fully operational.  Integration capital expenditures are those made specifically with respect to recent acquisitions that are essential to integrating acquired companies in our business. We anticipate continuing to invest in our network infrastructure across our Uniti Leasing, Uniti Fiber and Uniti Towers portfolios, and expect that cash on hand and cash flows provided by operating activities will be sufficient to support these investments.  We have the right, but not the obligation, to fund growth capital expenditures in certain of our lease arrangements where we are the lessor.  As of March 31, 2020, the Company has committed to fund approximately $7.5 million of growth capital expenditures over the next twelve months.

In light of recent developments with Windstream and the COVID-19 pandemic, we may need to take measures to conserve cash, which may include a suspension, delay or reduction in success-based capital expenditures.  We continually assess our capital expenditure plans in light of developments regarding the Windstream bankruptcy and the impact COVID-19 has on our business and that our tenants and customers.

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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2019 - December 31, 2019	January 15, 2020	$0.22	December 31, 2019
January 1, 2020 - March 31, 2020	April 15, 2020	$0.15	March 31, 2020

Any dividends must be declared by our Board of Directors, which will take into account various factors including our current and anticipated operating results, our financial position, REIT requirements, conditions prevailing in the market, restrictions in our debt documents and additional factors they deem appropriate. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends or to change the amount paid as dividends.  In light of recent developments with Windstream and the COVID-19 pandemic, we may take further measures to conserve cash, which may include a suspension, delay or reduction in our dividend.  In addition, during the pendency of Windstream’s bankruptcy, the Fourth Amendment to our Credit Agreement and our 2025 Secured Notes generally limit our ability to pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

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

Goodwill–In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.  In accordance with ASC 350, Intangibles – Goodwill and Other we have considered events or circumstances resulting from the COVID-19 pandemic that may indicate whether it is more likely than not that the fair value of reporting unit is less than its carrying value.  After consideration of such events or circumstances, including evaluating potential impacts on our judgements and estimates regarding our projected cash flows used in the determination of the estimated fair value of our Fiber reporting unit, we have determined that it is not more likely than not that the fair value of reporting unit is less than its carrying value; therefore, we have not performed an interim impairment analysis during the quarter.  We will continue to monitor the impacts that the COVID-19 pandemic has on our business and may conclude that an interim impairment analysis is required in a future period, if we determine that the COVID-19 pandemic is negatively impacting our business.

As of the date of this Quarterly Report on Form 10-Q, we have not experienced significant disruptions in our operations or network performance, incurred significant delays in our permitting process that would impact our timing of service installations, had disruptions or cost increases in our supply chain, nor have we received significant requests for payment relief from our customers as a result of the COVID-19 pandemic. Furthermore, as of the date of this Quarterly Report on Form 10-Q, we have not observed declines in acquisition multiples, which would impact estimated fair value of our Fiber reporting unit under the market approach, as it uses market data of comparable business and acquisition multiples paid in recent transactions to estimate fair value.  As a result, we concluded that no triggering events were present and have not performed an interim impairment analysis during the quarter.

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. As of March 31, 2020, there has been no material change to these estimates.

Recent Accounting Guidance

New accounting rules and disclosures can impact our reported results and comparability of our financial statements. These matters are described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020, due to the material weakness in our internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Internal Control Over Financial Reporting

As disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019, during the fourth quarter of 2019, we identified a material weakness in our internal control over financial reporting due to the following material weakness.  We did not design or maintain effective controls over the identification and valuation of certain assets in the application of the acquisition method of accounting for asset acquisitions, including the determination of appropriate useful lives for certain assets.  Specifically, our controls over the development and application of inputs, assumptions and calculations used in fair value measurements were not designed and operating effectively at an appropriate level of precision. As of March 31, 2020, management is continuing to implement the remediation plan as disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019, which is described below.

Management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with US GAAP. Our principal executive officer and principal financial officer have certified that, based on such officer’s knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the changes made in response to the material weakness as described in more detail below.

Remediation Plan

Management is continuing to implement the remediation plan as disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019, to ensure that the deficiency contributing to the material weakness is remediated such that this control will operate effectively.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until management has concluded, through testing, that this control is designed effectively. We expect that the remediation of this material weakness will be completed later in fiscal 2020.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Windstream Bankruptcy Filing

Prior to its bankruptcy filing described below, Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off. Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective. In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and is currently operating as a “debtor in possession” under supervision of the Bankruptcy Court.  See in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial conditions.

Windstream Litigation and Settlement

During the first half of 2019, Windstream’s chief executive officer stated that Windstream was evaluating all options as part of the Chapter 11 reorganization process regarding the Master Lease, including renegotiation, recharacterization and rejection of the Master Lease. As further described below, on July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.

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

The Master Lease contains no provision that compels renegotiation of the lease and the bankruptcy court has no ability to unilaterally reset the rent or terms of the lease.  In addition, our Credit Agreement prohibits us from amending the Master Lease in a manner that, among  other provisions, pro forma for any such amendment, would result in our consolidated secured leverage ratio exceeding 5.00 to 1.00, and management has no intention to enter into a lease amendment that would violate our debt covenants. However, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring, including as a result of the adversary proceeding brought by Windstream related to the Master Lease if the Settlement is not implemented.

Mediation. Uniti, Windstream and Windstream’s creditors engaged in mediation in the Windstream bankruptcy to resolve claims brought by Windstream against Uniti, which culminated in the March 2, 2020 announcement of the Settlement. On May 8, 2020, the U.S. Bankruptcy Court for the Southern District of New York approved the Settlement. The Settlement is subject to finalizing and executing definitive documentation, the receipt of certain regulatory approvals and other conditions precedent, including Uniti’s receipt of satisfactory “true lease” opinions confirming that the New Leases are “true leases” for U.S. federal income tax purposes. Following satisfaction of all such conditions precedent, consummation of the Settlement will occur on the earlier of Windstream’s emergence from bankruptcy and February 28, 2021. All litigation between Windstream and Uniti, including the matters referenced herein, is stayed while the parties implement the Settlement.

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

Were the Bankruptcy Court to hold that the Master Lease should be recharacterized as a financing arrangement, it could significantly affect or even eliminate current payments to us under the Master Lease and could significantly affect the ultimate treatment of our claims (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments). The Bankruptcy Court could determine that Windstream is the true owner of the property subject to the Master Lease, and we have argued that such property would be deemed to be owned by Windstream Holdings as the counterparty to the Master Lease and that Uniti would have a claim against Windstream Holdings that is secured by such property. Windstream has argued that such property would instead be owned by the operating subsidiaries that previously held it and that our claims would be against Windstream Holdings as the counterparty to the Master Lease. In such an event, the Bankruptcy Court would also determine if our claims are secured by an interest in the leased property. If the Bankruptcy Court were to determine that our claims are not secured by an interest in the leased property, our claims could be unsecured and structurally subordinated to the claims of creditors at Windstream Holdings’ subsidiaries, including Windstream Services. Windstream Services is the issuer of substantially all of Windstream’s debt obligations and certain of its operating subsidiaries guarantee such debt obligations. Were we to be treated as an unsecured creditor of Windstream Holdings, we would not be able to recover any value from Windstream Services or such other operating subsidiaries until all of their respective debt obligations have been satisfied and, in such event, the notes and the guarantees of the notes would only be secured on a first-priority basis by certain of our assets that do not constitute the property subject to the Master Lease. In the event of such an adverse determination, our ability to meet our debt and other obligations could be materially impaired. In addition, recharacterization of the Master Lease as a financing arrangement, depending on the findings of fact and law of, and remedies applied by, the Bankruptcy Court, could affect the U.S. federal income tax treatment of the Master Lease, our status as a REIT (see “See in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019) and could materially adversely affect our consolidated results of operations, liquidity, and financial condition.

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

Master Lease for Personal Property. Windstream alleges that the Master Lease is a lease of personal property. If the Master Lease were determined to be a lease of personal property, the deadline for Windstream Holdings to assume or reject the Master Lease would be the confirmation of its plan of reorganization by the Bankruptcy Court, which would extend the deadline that would otherwise be applicable under the bankruptcy code if the Master Lease were treated as a lease of real property, and Windstream could seek from the Bankruptcy Court relief from its current performance obligations during the bankruptcy case. In addition, if the Master Lease were determined to be a lease of personal property, this could also impact our status as a REIT if the IRS were to determine that our gross income is not sufficiently derived from real property. See in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019— Risks Related to the Status of Uniti as a REIT. On January 21, 2020, Windstream agreed to stay, without prejudice, its action seeking a determination that the Master Lease is a lease of personal property.

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

Ibrahim E. Safadi, Phil Queder and Michael Avery filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers on October 25, 2019, December 6, 2019, and December 23, 2019, respectively, alleging violations of the federal securities laws (the “Shareholder Actions”).  The Shareholder Actions seek to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019 (in the case of the Safadi and Queder actions) and April 20, 2015 and June 24, 2019 (in the case of the Avery action).  The Shareholder Actions assert violations under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.  The Shareholder Actions seek class certification, unspecified monetary damages, costs and attorneys’ fees and other relief.

On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation (Case No. 4:19-cv-00756 BSM). We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of March 31, 2020.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020, except the following supplemental risk factors related to COVID-19 pandemic.

The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could disrupt the operation of our business resulting in adverse impacts to our financial condition, results of operations, and cash flow.

Since being reported in December 2019 in Wuhan, Hubei Province, China, an outbreak of a new strain of coronavirus (“COVID-19”) has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic and the United States declared a national emergency. The COVID-19 pandemic has, and another pandemic in the future could, negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of COVID-19 on us, and there is no guarantee that efforts by us, designed to address adverse impacts of COVID-19, will be effective.

The local governments in some of the markets in which we operate have mandated residents to stay at home and have temporarily closed businesses that are not considered essential.  Although our businesses are considered essential, the current COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

•

significant disruptions or delays in our operations or network performance, as well as network maintenance and construction, testing, supervisory and customer support activities, and inventory and supply procurement;

•

increases in operating costs, inventory shortages and/or a decrease in productivity related to travel bans and social distancing efforts that may delay construction activities or require our vendor and contractors to incur additional costs that may be passed onto us;

•	delays in permitting activities due to the shutdown of local permitting authorities;
•

a deterioration in our ability to operate in affected areas or delays in the supply of products or services to us from vendors that are needed for our efficient operations could adversely affect our operations;

•	adverse impact on the timing of installs in our enterprise and wholesale customer segments at Uniti Fiber;

•

a general reduction in business and economic activity may severely impact our clients’ financial condition and liquidity and may cause them to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address existing and anticipated liabilities on a timely basis; and

•

the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

We have implemented policies and procedures designed to mitigate the risk of adverse impacts of the COVID-19 pandemic, or a future pandemic, on our operations, but we may incur additional costs to ensure continuity of business operations caused by COVID-19, or other future pandemics, which could adversely affect our financial condition and results of operations. However, the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and actions taken to contain COVID-19 or its impact, among others.

The COVID-19 pandemic may cause us to determine that our goodwill has become impaired and to incur impairment charges, which would negatively impact our operating results.

At March 31, 2020, we had $690.7 million of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in key assumptions regarding our fair value. In 2020, the COVID-19 pandemic and the precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and “shelter-in-place orders,” have contributed to a significant financial market volatility and a general slowdown of the global economy. The extent to which the fair value of net assets acquired in business combinations is ultimately impacted will depend on numerous evolving factors that are presently uncertain and which we may not be able to predict. Although we assess potential impairment of our goodwill on an annual basis, the impact of the COVID-19 pandemic may cause us to perform an interim analysis of our goodwill and cause us to report an impairment charge in the future, which could have a significant adverse impact on our reported earnings.  For a discussion of our goodwill impairment testing, see “Note 2. Basis of Presentation and Summary of Significant Accounting Policies—Goodwill” in the notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7A-Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Sales of Equity Securities

In connection with the Settlement, Uniti entered into binding letters of intent on March 2, 2020 with certain first lien creditors of Windstream, pursuant to which Uniti will sell an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share, at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached (the “Settlement Common Stock”). Uniti will transfer the proceeds from the sale of the Settlement Common Stock to Windstream as additional settlement consideration. The issuance and sale of the Settlement Common Stock will be made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Certain recipients of the Settlement Common Stock will be subject to a one-year lock up, and all recipients will be subject to a customary standstill agreement. No recipient will receive any governance rights in connection with the issuance.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	—	$—	—	—
February 1, 2020 to February 29, 2020	48,807	7.73	—	—
March 1, 2020 to March 31, 2020	—	—	—	—
Total	48,807	$7.73	—	—

(1) The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
4.1

Indenture, dated as of February 10, 2020, among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 7.875% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708)).

4.2

Form of 7.875% Senior Secured Notes due 2025 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708)).

10.1

Amendment No. 6 and Limited Waiver to the Credit Agreement, dated as of February 10, 2020, among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708)).

10.2+*	Uniti Group Inc. Annual Short Term Incentive Plan.

10.3

Plan Support Agreement dated as of March 2, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 2, 2020 (File No. 001-36708)).

10.4

Form of binding Letter of Intent to purchase Settlement Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 2, 2020 (File No. 001-36708)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Constitutes a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	May 11, 2020	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 11, 2020	/s/ Blake Schuhmacher
Blake Schuhmacher Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)