Form 10-Q
period 2020-06-30
Uniti Group Inc.
filed 2020-08-10
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 194,149,566 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have announced with Windstream Holdings, Inc. (“Windstream Holdings”) and its subsidiaries (Windstream Holdings, together with its subsidiaries, “Windstream”) and our ability to satisfy the conditions precedent to its effectiveness, and Windstream’s ability to implement a successful plan of reorganization and emerge from bankruptcy (including the timing thereof); if the settlement is not effected, the bankruptcy and Windstream’s performance under its long-term exclusive triple-net lease with us (the “Master Lease”); if the settlement is not effected, our expectations with respect to the treatment of the Master Lease in Windstream’s petitions for relief under Chapter 11 of the Bankruptcy Code, including with respect to Windstream’s claims that the Master Lease should be recharacterized as a financing transaction, that the Master Lease is a lease of personal property and that rent payments and tenant capital improvements made by Windstream under the Master Lease constituted constructive fraudulent transfers and that we are in breach of certain of our obligations under the Master Lease;  our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding the effect of the COVID-19 pandemic on our results of operations and financial condition, including the potential need to perform an interim goodwill analysis and report an impairment charge related thereto; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; our expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s ("Tower Cloud") achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; our expectations regarding the wind down of the Consumer CLEC business; and expectations regarding the payment of dividends.

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

•

the risk that our settlement with Windstream is not implemented because the conditions to the implementation of the settlement are not satisfied and/or Windstream is not able to successfully emerge and the settlement is not implemented;

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
•

changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs, including the impact of the 2017 U.S. tax reform legislation and the Coronavirus Aid, Relief, and Economic Security Act or the “CARES” Act;

•	changes in the accounting treatment of our settlement with Windstream;
•	covenants in our debt agreements that may limit our operational flexibility;
•	the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A “Risk Factors” our Quarterly Report for the quarter ended March 31, 2020, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(Thousands, except par value)	(Unaudited) June 30, 2020	December 31, 2019
Assets:
Property, plant and equipment, net	$3,098,191	$3,409,945
Cash and cash equivalents	88,269	142,813
Accounts receivable, net	72,353	77,623
Goodwill	690,672	690,672
Intangible assets, net	346,052	531,979
Straight-line revenue receivable	3,287	2,408
Other assets, net	126,944	161,560
Assets held for sale	364,423	-
Investment in unconsolidated entity	26,004	-
Total Assets	$4,816,195	$5,017,000
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$168,288	$227,121
Settlement payable (Note 15)	650,000	-
Accrued interest payable	97,889	28,800
Deferred revenue	987,318	1,070,671
Derivative liability, net	28,464	23,679
Dividends payable	29,634	43,282
Deferred income taxes	13,222	24,431
Finance lease obligations	50,436	52,994
Contingent consideration	10,562	11,507
Notes and other debt, net	4,819,654	5,017,679
Liabilities held for sale	177,866	-
Total liabilities	7,033,333	6,500,164

Commitments and contingencies (Note 15)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 192,523 shares at June 30, 2020 and 192,142 at December 31, 2019	19	19
Additional paid-in capital	957,656	951,295
Accumulated other comprehensive loss	(25,937)	(23,442)
Distributions in excess of accumulated earnings	(3,219,623)	(2,494,740)
Total Uniti shareholders' deficit	(2,287,885)	(1,566,868)
Noncontrolling interests:
Operating partnership units	70,622	83,704
Cumulative non-voting convertible preferred stock, $0.01 par value, 3 shares authorized, 1 issued and outstanding	125	-
Total shareholders' deficit	(2,217,138)	(1,483,164)
Total Liabilities and Shareholders' Deficit	$4,816,195	$5,017,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2020	2019	2020	2019
Revenues:
Leasing	$185,320	$177,042	$369,672	$353,125
Fiber Infrastructure	79,140	81,327	156,547	158,160
Tower	2,392	3,146	6,112	8,226
Consumer CLEC	(32)	2,899	651	5,934
Total revenues	266,820	264,414	532,982	525,445
Costs and Expenses:
Interest expense	107,243	97,729	285,636	182,187
Depreciation and amortization	84,969	102,578	171,090	206,405
General and administrative expense	27,894	26,428	55,027	50,654
Operating expense (exclusive of depreciation and amortization)	40,167	40,163	80,477	78,581
Settlement expense (Note 15)	650,000	-	650,000	-
Transaction related and other costs	18,556	7,035	34,528	13,704
Gain on sale of real estate (Note 5)	(63,818)	(28,790)	(63,818)	(28,790)
Other (income) expense	6,013	(28,119)	9,088	(31,232)
Total costs and expenses	871,024	217,024	1,222,028	471,509

(Loss) income before income taxes	(604,204)	47,390	(689,046)	53,936
Income tax (benefit) expense	(5,875)	7,843	(10,451)	11,897
Net (loss) income	(598,329)	39,547	(678,595)	42,039
Net (loss) income attributable to noncontrolling interests	(10,585)	830	(11,998)	880
Net (loss) income attributable to shareholders	(587,744)	38,717	(666,597)	41,159
Participating securities' share in earnings	(424)	(223)	(624)	(251)
Dividends declared on convertible preferred stock	(1)	-	(4)	(656)
Amortization of discount on convertible preferred stock	-	(248)	-	(993)
Net (loss) income attributable to common shareholders	$(588,169)	$38,246	$(667,225)	$39,259

(Loss) earnings per common share:
Basic	$(3.06)	$0.21	$(3.47)	$0.22
Diluted	$(3.06)	$0.20	$(3.47)	$0.21

Weighted-average number of common shares outstanding:
Basic	192,479	182,971	192,358	182,597
Diluted	192,479	193,105	192,358	192,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2020	2019	2020	2019
Net (loss) income	$(598,329)	$39,547	$(678,595)	$42,039
Other comprehensive income (loss):
Unrealized loss on derivative contracts	-	(28,363)	(7,036)	(50,049)
Changes in foreign currency translation	-	(843)	-	(63)
Interest rate swap termination	2,830	-	4,496	-
Other comprehensive income (loss):	2,830	(29,206)	(2,540)	(50,112)
Comprehensive (loss) income	(595,499)	10,341	(681,135)	(8,073)
Comprehensive (loss) income attributable to noncontrolling interest	(10,535)	245	(12,043)	(167)
Comprehensive (loss) income attributable to common shareholders	$(584,964)	$10,096	$(669,092)	$(7,906)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

	For the Three Months Ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	-	$-	182,670,494	$18	$790,347	$9,661	$(2,442,564)	$91,756	$-	$(1,550,782)
Impact of change in accounting standard, net of tax	-	-	-	-	-	-	(112)	-	-	(112)
Net income	-	-	-	-	-	-	38,717	830	-	39,547
Amortization of discount of convertible preferred stock	-	-	-	-	(248)	-	-	-	-	(248)
Other comprehensive loss	-	-	-	-	-	(28,621)	-	(585)	-	(29,206)
Common stock dividends declared ($0.05 per share)	-	-	-	-	-	-	(9,148)	-	-	(9,148)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(187)	-	(187)
Exchange of noncontrolling interest	-	-	390,788	-	4,260	-	-	(4,260)	-	-
Convertible preferred stock dividends	-	-	-	-	-	-	(219)	-	-	(219)
Net share settlement	-	-	-	-	(186)	-	-	-	-	(186)
Stock-based compensation	-	-	61,475	-	3,197	-	-	-	-	3,197
Equity component value of exchangeable note issuance, net	-	-	-	-	80,770	-	-	-	-	80,770
Deferred tax liability related to exchangeable note issuance	-	-	-	-	(3,499)	-	-	-	-	(3,499)
Sale of common stock warrant	-	-	-	-	50,819	-	-	-	-	50,819
Payment for bond hedge option	-	-	-	-	(70,035)	-	-	-	-	(70,035)
Balance at June 30, 2019	-	$-	183,122,757	$18	$855,425	$(18,960)	$(2,413,326)	$87,554	$-	$(1,489,289)

Balance at March 31, 2020	-	$-	192,281,092	$19	$954,223	$(28,717)	$(2,602,777)	$81,676	$125	$(1,595,451)
Net loss	-	-	-	-	-	-	(587,744)	(10,585)	-	(598,329)
Other comprehensive income	-	-	-	-	-	2,780	-	50	-	2,830
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(29,102)	-	-	(29,102)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(519)	-	(519)
Net share settlement	-	-	-	-	(677)	-	-	-	-	(677)
Stock-based compensation	-	-	241,991	-	4,110	-	-	-	-	4,110
Balance at June 30, 2020	-	$-	192,523,083	$19	$957,656	$(25,937)	$(3,219,623)	$70,622	$125	$(2,217,138)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Six Months Ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	-	$-	180,535,971	$18	$757,517	$30,105	$(2,373,218)	$92,375	$-	$(1,493,203)
Impact of change in accounting standard, net of tax	-	-	-	-	-	-	(63,222)	-	-	(63,222)
Net income	-	-	-	-	-	-	41,159	880	-	42,039
At-the-market issuance of common stock, net of offering costs			1,176,186	-	21,641	-	-	-	-	21,641
Amortization of discount of convertible preferred stock	-	-	-	-	(993)	-	-	-	-	(993)
Other comprehensive loss	-	-	-	-	-	(49,065)	-	(1,047)	-	(50,112)
Common stock dividends declared ($0.05 per share)	-	-	-	-	-	-	(17,170)	-	-	(17,170)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(394)	-	(394)
Exchange of noncontrolling interest	-	-	390,788	-	4,260	-	-	(4,260)	-	-
Convertible preferred stock dividends	-	-	-	-	-	-	(875)	-	-	(875)
Net share settlement	-	-	-	-	(1,765)	-	-	-	-	(1,765)
Stock-based compensation	-	-	340,627	-	5,085	-	-	-	-	5,085
Equity settled contingent consideration	-	-	645,385	-	11,178	-	-	-	-	11,178
Issuance of common stock - employee stock purchase plan	-	-	33,800	-	447	-	-	-	-	447
Equity component value of exchangeable not issuance, net	-	-	-	-	80,770	-	-	-	-	80,770
Deferred tax liability related to exchangeable note issuance	-	-	-	-	(3,499)	-	-	-	-	(3,499)
Sale of common stock warrant	-	-	-	-	50,819	-	-	-	-	50,819
Payment for bond hedge option	-	-	-	-	(70,035)	-	-	-	-	(70,035)
Balance at June 30, 2019	-	-	183,122,757	18	855,425	(18,960)	(2,413,326)	87,554	-	$(1,489,289)

Balance at December 31, 2019	-	$-	192,141,634	$19	$951,295	$(23,442)	$(2,494,740)	$83,704	$-	$(1,483,164)
Net loss	-	-	-	-	-	-	(666,597)	(11,998)	-	(678,595)
Other comprehensive loss	-	-	-	-	-	(2,495)	-	(45)	-	(2,540)

Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(58,286)	-	-	(58,286)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1,039)	-	(1,039)
Cumulative non-voting convertible preferred stock	-	-	-	-	-	-	-	-	125	125
Net share settlement	-	-	-	-	(1,050)	-	-	-	-	(1,050)
Stock-based compensation	-	-	337,600	-	7,105	-	-	-	-	7,105
Issuance of common stock - employee stock purchase plan	-	-	43,849	-	306	-	-	-	-	306
Balance at June 30, 2020	-	$-	192,523,083	$19	$957,656	$(25,937)	$(3,219,623)	$70,622	$125	$(2,217,138)

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Thousands)	2020	2019
Cash flow from operating activities
Net (loss) income	$(678,595)	$42,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,090	206,405
Amortization of deferred financing costs and debt discount	18,666	17,659
Write off of deferred financing costs and debt discount	73,952	-
Interest rate swap termination	4,496	-
Deferred income taxes	(11,209)	(2,712)
Loss on derivative instruments	(2,251)	-
Straight-line revenues	711	(1,416)
Stock-based compensation	7,105	5,085
Change in fair value of contingent consideration	6,140	(25,531)
Gain on sale of real estate	(63,818)	(28,790)
Loss on asset disposal	672	-
Other	(195)	2,252
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6,263	25,169
Other assets	(8,285)	(12,849)
Accounts payable, accrued expenses and other liabilities	51,539	23,053
Settlement payable (Note 15)	650,000	-
Net cash provided by operating activities	226,281	250,364
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	-	(4,210)
Other capital expenditures	(134,035)	(180,478)
Proceeds from sale of real estate, net of cash	225,149	127,524
Net cash provided by (used in) investing activities	91,114	(57,164)
Cash flow from financing activities
Repayment of Senior Secured Term Loan B	(2,044,728)	-
Principal payments on debt	-	(10,540)
Dividends paid	(71,645)	(120,161)
Payments of contingent consideration	(7,086)	(28,170)
Distributions paid to noncontrolling interest	(1,282)	(2,686)
Borrowings under revolving credit facility	10,000	139,000
Payments under revolving credit facility	(456,700)	(203,981)
Finance lease payments	(1,979)	(1,896)
Payments for financing costs	(47,775)	(49,462)
Common stock issuance, net of costs	-	21,641
Proceeds from issuance of notes	2,250,000	345,000
Proceeds from sale of warrants	-	50,819
Payment for bond hedge option	-	(70,035)
Employee stock purchase program	306	447
Net share settlement	(1,050)	(1,765)
Net cash (used in) provided by financing activities	(371,939)	68,211
Effect of exchange rates on cash and cash equivalents	-	(43)
Net (decrease) increase in cash and cash equivalents	(54,544)	261,368
Cash and cash equivalents at beginning of period	142,813	38,026
Cash and cash equivalents at end of period	$88,269	$299,394
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$17,825	$19,817

Tenant capital improvements	87,017	81,137
Settlement of contingent consideration through non-cash consideration	-	11,178
Exchange of noncontrolling interest through non-cash consideration	-	4,260

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

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of June 30, 2020, we are the sole general partner of the Operating Partnership and own approximately 98.2% of the partnership interests in the Operating Partnership.

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

Going Concern—In accordance with Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying Condensed Consolidated Financial Statements are issued.  The accompanying Condensed

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.  As noted below, the Company’s largest customer, Windstream Holdings, Inc. (“Windstream Holdings” and together with its consolidated subsidiaries “Windstream”), has been in bankruptcy proceedings that had created substantial doubt as to the Company’s ability to continue as a going concern.  In light of the approval by the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) of Windstream’s plan of reorganization and its approval of the Settlement (as defined below) between Windstream and the Company, which includes an order approving Windstream’s acceptance of the Master Lease (as defined below), the Company has evaluated the relevant conditions and factors and has determined that there is no longer substantial doubt about the Company’s ability to continue as a going concern.

We are party to a master lease agreement (the “Master Lease”) with Windstream Holdings from which 65.0% of our revenue for the year ended December 31, 2019 was derived.  In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, and has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times.

In response to the adverse outcome in a litigation against Windstream, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and is currently operating as a “debtor in possession” under supervision of the Bankruptcy Court.

In bankruptcy, Windstream had the option to assume or reject the Master Lease. Windstream also filed claims against the Company alleging, among other things: that the Master Lease should be recharacterized as a financing transaction, which would impact its treatment in Windstream’s bankruptcy (including potentially through changing our status to that of a creditor that would share in creditor recoveries from the estate rather than receive rent payments) and which could affect our status as a REIT; that the Master Lease is a lease of personal property; and that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. We participated in mediation of these claims in Windstream’s bankruptcy. On March 2, 2020, Uniti and Windstream jointly announced that they reached an agreement in principle (the “Settlement”) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s Bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement.  On May 12, 2020, Uniti and Windstream entered into the settlement agreement to implement the Settlement.  The Settlement is subject to finalizing and executing definitive documentation and the receipt of certain regulatory approvals.  Following satisfaction of all such conditions precedent, consummation of the Settlement will occur on the earlier of Windstream’s emergence from bankruptcy and February 28, 2021. All litigation between Windstream and Uniti is stayed while the parties implement the Settlement.  See Note 15.

On June 26, 2020, the Bankruptcy Court approved Windstream’s plan of reorganization.  Consummation of the plan of reorganization is subject to certain conditions precedent, including consummation of the Settlement and receipt of certain regulatory approvals. We believe that we are likely to effectuate the Settlement.  However, even if it cannot be implemented, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote if Windstream intends to reorganize. A significant amount of Windstream’s revenue is generated from the use of our network included in the Master Lease, and we believe that the Master Lease is essential to Windstream’s operations.  Furthermore, Windstream is designated as a “carrier of last resort” in certain markets where it utilizes the Master Lease to provide service to its customers, and Windstream would require approval from the Public Utility Commissions (“PUC”) and the Federal Communications Commission (“FCC”) to cease providing service in those markets. However, should we fail to implement the Settlement, a rejection of the Master Lease, an adverse determination by a judge on Windstream’s claims against, or even a temporary disruption in payments to us, may require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties, and could materially adversely affect our consolidated results of operations, liquidity and financial condition, including our ability to service debt, comply with debt covenants and maintain our status as a REIT.

Investment in Unconsolidated Entity—We report the investment in our unconsolidated entity under the equity method of accounting. We adjust our investment in the unconsolidated entity for additional contributions made, distributions received as well as our share of the investee's earnings or losses, which are reported on a 90-day lag and are included in our Consolidated Statements of Income.  See Note 6.

Goodwill—The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.  In accordance with ASC 350, Intangibles – Goodwill and Other, we have considered events or circumstances resulting from the COVID-19 pandemic that may indicate whether it is more likely than not that

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

the fair value of reporting unit is less than its carrying value.  After consideration of such events or circumstances, including evaluating potential impacts on our judgements and estimates regarding our projected cash flows used in the determination of the estimated fair value of our Fiber reporting unit, we have determined that it is not more likely than not that the fair value of reporting unit is less than its carrying value; therefore, we have not performed an interim impairment analysis during the quarter.  We continue to monitor the developments associated with the COVID-19 pandemic and its related impact on our business and, if we determine that the COVID-19 pandemic is negatively impacting our business, we may conclude that an interim impairment analysis is required in a future period.

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

Concentration of Credit Risks—Revenue under the Master Lease provided 65.2% and 65.2% of our revenue for the six months ended June 30, 2020 and 2019, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Master Lease, succeed in its claims against us or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2020	2019	2020	2019
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$27,216	$33,401	$55,408	$65,606
Enterprise and wholesale	19,628	19,241	38,886	35,970
E-Rate and government	21,821	22,533	42,758	44,528
Other	755	674	1,303	1,683
Fiber Infrastructure	$69,420	$75,849	$138,355	$147,787
Consumer CLEC	(32)	2,899	651	5,934
Total revenue from contracts with customers	69,388	78,748	139,006	153,721
Revenue accounted for under other applicable guidance	197,432	185,666	393,976	371,724
Total revenue	$266,820	$264,414	$532,982	$525,445

At June 30, 2020, and December 31, 2019, lease receivables were $18.7 million and $28.8 million, respectively, and receivables from contracts with customers were $52.8 million and $48.6 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and six months ended June 30, 2020, we recognized revenues of $1.3 million and $2.7 million, respectively, which was included in the December 31, 2019 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2019	$11,535	$12,717
Balance at June 30, 2020	$9,689	$10,975

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of June 30, 2020, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $519.1 million, of which $429.9 million is related to contracts that are currently being invoiced and have an average remaining contract term of 1.9 years, while $89.2 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 6.6 years.

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

We exclude from the transaction price any amounts collected from customers for sales taxes and therefore, such amounts are not included in revenue.

Note 4. Leases

Lessor Accounting

We lease communications towers, ground, communications equipment, and dark fiber to tenants under operating leases. Our leases have initial lease terms ranging from five to 35 years, most of which includes options to extend or renew the leases for five to 20 years (based on the satisfaction of certain conditions as defined in the lease agreements), and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

The components of lease income for the three and six months ended June 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2020	2019	2020	2019
Lease income - operating leases	$197,432	$185,666	$393,976	$371,724

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of June 30, 2020 are as follows:

(Thousands)	June 30, 2020 (1)
2020	$364,898
2021	724,279
2022	727,103
2023	729,968
2024	732,960
Thereafter	4,361,810
Total lease receivables	$7,641,018
(1) Total future minimum lease payments to be received include $6.7 billion relating to the Master Lease with Windstream.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	June 30, 2020	December 31, 2019
Land	$27,290	$27,392
Building and improvements	342,484	341,096
Poles	261,997	258,535
Fiber	2,909,484	2,836,939
Equipment	421	419
Copper	3,816,448	3,792,366
Conduit	89,771	89,770
Tower assets	1,397	168,453
Finance lease assets	32,660	32,660
Other assets	10,278	10,279
	7,492,230	7,557,909
Less: accumulated depreciation	(5,131,752)	(5,033,080)
Underlying assets under operating leases, net (1)	$2,360,478	$2,524,829
(1) Includes $161.0 million of assets held for sale (see Note 7).

Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and six months ended June 30, 2020 and 2019, respectively, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2020	2019	2020	2019
Depreciation expense for underlying assets under operating leases	$53,303	$75,093	$109,437	$151,367

Lessee Accounting

We have commitments under operating leases for communications towers, ground, colocation, dark fiber lease arrangements, and buildings. We also have finance leases for dark fiber lease arrangements and other communications equipment. Our leases have initial lease terms ranging from less than one year to 30 years, most of which includes options to extend or renew the leases for less than one year to 20 years, and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

As of June 30, 2020, we have short term lease commitments amounting to approximately $1.9 million.

The components of lease cost for the three and six months ended June 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2020	2019	2020	2019
Finance lease cost
Amortization of ROU assets	$954	$890	$1,979	$1,896
Interest on lease liabilities	969	552	1,957	1,621
Total finance lease cost	1,923	1,442	3,936	3,517
Operating lease cost	6,421	6,667	13,959	13,254
Short-term lease cost	526	467	1,009	929
Variable lease cost	66	138	84	257
Less sublease income	(3,076)	(2,633)	(6,770)	(5,378)
Total lease cost	$5,860	$6,081	$12,218	$12,579

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Amounts reported in the Condensed Consolidated Balance Sheets for leases where we are the lessee were as follows:

(Thousands)	Location on Condensed Consolidated Balance Sheets	June 30, 2020	December 31, 2019
Operating leases
ROU assets, net (1)	Other assets, net	$85,256	$127,490
Lease liabilities (2)	Accounts payable, accrued expenses and other liabilities, net	84,642	127,879

Finance leases
ROU asset, gross	Property, plant and equipment, net	$128,259	$129,900
Lease liabilities	Finance lease obligations	50,436	52,994

Weighted-average remaining lease term
Operating leases		8.8 years	11.8 years
Finance leases		13.6 years	13.9 years

Weighted-average discount rate
Operating leases		9.5%	9.7%
Finance leases		8.0%	8.0%
(1) Includes $8.4 million right of use (“ROU”) assets, net in Assets Held for Sale as of June 30, 2020 (See Note 7).
(2) Includes $3.1 million lease liabilities in Liabilities Held for Sale as of June 30, 2020 (See Note 7).

Other information related to leases as of June 30, 2020 and 2019, respectively, are as follows:

(Thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,957	$1,621
Operating cash flows from operating leases	14,470	13,426
Financing cash flows from finance leases	1,979	1,896

Non-cash items:
New operating leases	$3,847	$12,621
New finance leases	31	2,683

Future lease payments under non-cancellable leases as of June 30, 2020 are as follows:

(Thousands)	Operating Leases	Finance Leases
2020	$11,222	$3,631
2021	20,975	6,810
2022	18,235	6,680
2023	15,646	6,658
2024	11,498	6,294
Thereafter	54,862	50,444
Total undiscounted lease payments	$132,438	$80,517
Less: imputed interest	(47,796)	(30,081)
Total lease liabilities	$84,642	$50,436

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Future sublease rentals as of June 30, 2020 are as follows:

(Thousands)	Sublease Rentals
2020	$3,598
2021	7,760
2022	7,784
2023	7,807
2024	7,831
Thereafter	113,575
Total	$148,355

Note 5. Asset Dispositions

2020 Transactions

Sale of U.S. Tower Portfolio

On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody Investment Advisors LP (“Melody”), selling net assets having a book value of $190.0 million for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the tower business, having a fair value of $26.0 million, through a newly formed limited partnership with Melody (see Note 6), and will receive incremental earn-out payments, estimated to be $1.9 million, which is included in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2020.  During the second quarter, we recorded a gain of $63.7 million related to this transaction.

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

Note 6. Investment in Unconsolidated Entity

We report the investment in our unconsolidated entity under the equity method of accounting. As of June 30, 2020, we had a 10% interest in Harmoni Towers LP (“Harmoni”). Harmoni was primarily established to develop wireless communication towers as real estate property for long-term investment.  We concluded that Harmoni is a VIE; however, the Company determined that it was not the primary beneficiary of Harmoni because the Company lacks the power to direct the activities that most significantly impact its economic performance. The Company’s current investment and maximum exposure to loss as a result of its involvement with Harmoni was approximately $26.0 million as of June 30, 2020. The Company has not provided financial support to Harmoni.

We provide transition services to Harmoni in exchange for fees and reimbursements. Total transition service fees earned in connection with Harmoni were $0.4 million for the three and six months ended June 30, 2020, which is included in operating expense on a net basis in our Consolidated Statements of Income.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 7. Assets and Liabilities Held for Sale

In June 2020, the Company entered into a definitive agreement to sell an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”) to Macquarie Infrastructure Partners (“MIP”) for total cash consideration of approximately $168 million.  Uniti will retain an investment in the Propco through an affiliate of MIP and is eligible to receive an additional earnout payment in 2023 of up to approximately $20.0 million upon the achievement of certain operational milestones.  The Company classified the Propco’s assets and liabilities separately on the Condensed Consolidated Balance Sheet as of June 30, 2020.

The following table presents the assets and liabilities associated with the Propco classified as held for sale as of June 30, 2020:

(Thousands)	June 30, 2020
Assets:
Property, plant and equipment, net	$188,818
Accounts receivable, net	55
Intangible assets, net	167,185
Right of use assets, net	8,356
Other assets	9
Total Assets	$364,423

Liabilities:
Lease liabilities	$3,074
Deferred revenue	174,792
Total Liabilities	$177,866

The Propco is included in the results of the Leasing segment. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

Note 8. Fair Value of Financial Instruments

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

The following table summarizes the fair value of our financial instruments at June 30, 2020 and December 31, 2019:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2020
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,283,750	$-	$2,283,750	$-
Senior secured notes - 6.00%, due April 15, 2023	541,750	-	541,750	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,043,400	-	1,043,400	-
Senior unsecured notes - 7.125%, due December 15, 2024	546,000	-	546,000	-
Exchangeable senior notes - 4.00%, due June 15, 2024	372,497	-	372,497	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	128,307	-	128,307	-
Derivative liability, net	28,464	-	28,464	-
Contingent consideration	10,562	-	-	10,562
Total	$4,954,730	$-	$4,944,168	$10,562

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2019
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,998,721	$-	$1,998,721	$-
Senior secured notes - 6.00%, due April 15, 2023	528,000	-	528,000	-
Senior unsecured notes - 8.25%, due October 15, 2023	971,250	-	971,250	-
Senior unsecured notes - 7.125%, due December 15, 2024	511,500	-	511,500	-
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	309,638	-	309,638	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	574,961	-	574,961	-
Derivative liability	23,679	-	23,679	-
Contingent consideration	11,507	-	-	11,507
Total	$4,929,256	$-	$4,917,749	$11,507

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $4.98 billion at June 30, 2020, with a fair value of $4.92 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 10. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Given the limited trade activity of the Exchangeable Notes, the fair value of the Exchangeable Notes (see Note 12) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy. Specifically, we estimated the fair value of the Exchangeable Notes based on readily available external pricing information, quoted market prices, and current market rates for similar convertible debt instruments.

We acquired Tower Cloud, Inc. (“Tower Cloud”) on August 31, 2016.  As part of the Tower Cloud acquisition, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones from the date of acquisition through December 31, 2021.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. We recorded the estimated fair value of future contingent consideration of $10.6 million as of June 30, 2020. The fair value of the contingent consideration as of June 30, 2020, was determined using a discounted cash flow model and probability adjusted estimates of the future operational milestones and is classified as Level 3. During the six months ended June 30, 2020 and 2019, we paid $7.1 million and $28.2 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statement of (Loss) Income in the period in which the change occurs.  For the three months and six months ended June 30, 2020, there was a $4.6 million and $6.1 million, respectively, increase in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of (Loss) Income.  For the three and six months ended June 30, 2019, there was a $22.3 million and $25.5 million, respectively, decrease in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of (Loss) Income.

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2019	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	June 30, 2020
Contingent consideration	$11,507	$-	$6,141	$(7,086)	$10,562

Note 9. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	June 30, 2020	December 31, 2019
Land	Indefinite	$27,905	$28,337
Building and improvements	3 - 40 years	350,164	355,225
Real property interests	(1)	-	3,308
Poles	30 years	261,997	258,535
Fiber	30 years	3,434,306	3,456,398
Equipment	5 - 7 years	317,170	293,427
Copper	20 years	3,816,448	3,792,366
Conduit	30 years	89,771	89,770
Tower assets	20 years	8,571	170,063
Finance lease assets	(1)	128,259	129,900
Other assets	15 - 20 years	10,362	11,591
Corporate assets	3 - 7 years	12,797	5,552
Construction in progress	(1)	49,542	89,007
		$8,507,292	8,683,479
Less accumulated depreciation		$(5,409,101)	(5,273,534)
Net property, plant and equipment		$3,098,191	$3,409,945
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three and six months ended June 30, 2020 was $77.2 million and $155.0 million, respectively. Depreciation expense for the three and six months ended June 30, 2019 was $96.5 million and $194.0 million, respectively.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 10. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps were designated as cash flow hedges and have a notional value of $2.03 billion and mature on October 24, 2022.  As result of the repayment of the Company’s term loan facility in February of 2020 (see Note 12), the Company entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps.  As a result, the Company discontinued hedge accounting as the hedge accounting requirements were no longer met.  Amounts in accumulated other comprehensive (loss) income as of the date of de-designation, will be reclassified to interest expense as the hedged transactions impact earnings.  Prospectively, changes in fair value of all interest rate swaps will be recorded directly to earnings.

The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Condensed Consolidated Balance Sheets.  The gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of June 30, 2020 were as follows:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
Assets
Interest rate swaps	$35,138	$(35,138)	$-
Total	$35,138	$(35,138)	$-

Liabilities
Interest rate swaps	$63,602	$(35,138)	$28,464
Total	$63,602	$(35,138)	$28,464

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	June 30, 2020	December 31, 2019
Interest rate swaps	Derivative liability, net	$28,464	$23,679

As of June 30, 2020, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability, net in our Condensed Consolidated Balance Sheets. As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. For the six months ended June 30, 2020, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments prior to the February 2020 discontinuance of hedge accounting was $7.7 million. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of (Loss) Income for the three and six months ended June 30, 2020 was $2.8 million and $5.2 million, respectively

As of June 30, 2019, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability, net in our Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2019, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $26.6 million and $46.1 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of (Loss) Income for the three and six months ended June 30, 2019 was a benefit of $1.9 million and $4.0 million, respectively.

During the next twelve months, beginning July 1, 2020, we estimate that $11.3 million will be reclassified as an increase to interest expense.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Exchangeable Notes Hedge Transactions

On June 25, 2019, concurrently with the pricing of the Exchangeable Notes (see Note 12), and on June 27, 2019, concurrently with the exercise by the Initial Purchasers (as defined below) of their option to purchase additional Exchangeable Notes, Uniti Fiber, the issuer of the Exchangeable Notes, entered into the Note Hedge Transactions with certain of the Counterparties. The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.

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

Note 11. Goodwill and Intangible Assets

There were no changes in the carrying amount of goodwill occurring during the six months ended June 30, 2020. The balance of Goodwill recorded in our Fiber Infrastructure segment as of June 30, 2020 and December 31, 2019 is as follows:
(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2019	$690,672	$690,672
Goodwill at June 30, 2020	690,672	690,672

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	June 30, 2020		December 31, 2019
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$-	$-	$2,000	$-

Finite life intangible assets:
Customer lists	$450,603	$(106,051)	$450,603	$(93,794)
In-place lease	-	-	50,705	(845)
Rights of way	-	-	124,696	(1,386)
Trade name	2,000	(500)	-	-

Total intangible assets	$452,603		$628,004
Less: Accumulated amortization	(106,551)		(96,025)
Total intangible assets, net	$346,052		$531,979

As of June 30, 2020, the remaining weighted average amortization period of the Company’s intangible assets was 16.9 years. Amortization expense for the three and six months ended June 30, 2020 was $7.8 million and $16.1 million, respectively. Amortization expense for the three and six months ended June 30, 2019 was $6.1 million and $12.4 million, respectively.

Amortization expense is estimated to be $28.0 million for the full year of 2020, $23.9 million in 2021, $22.9 million in 2022, $22.8 million in 2023, and $22.8 million for 2024.

Note 12. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	June 30, 2020	December 31, 2019
Principal amount	$4,983,319	$5,224,747
Less unamortized discount, premium and debt issuance costs	(163,665)	(207,068)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,819,654	$5,017,679

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020		December 31, 2019
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 7.47%)	$-	-	$2,044,728	$(74,523)
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	2,250,000	(43,814)	-	-
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.29%)	550,000	(4,856)	550,000	(5,633)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(25,550)	1,110,000	(28,808)
Senior unsecured notes - 7.125% due December 15, 2024	600,000	(5,819)	600,000	(6,304)
Senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 11.1%)	345,000	(77,659)	345,000	(85,272)
Senior secured revolving credit facility, variable rate, due April 24, 2022	128,319	(5,967)	575,019	(6,528)
Total	$4,983,319	$(163,665)	$5,224,747	$(207,068)

At June 30, 2020, notes and other debt included the following: (i) $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 (the “2025 Secured Notes”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes” and, together with the 2025 Secured Notes, the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”); (iv) $600.0 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024  Notes”); (v) $345.0 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes” and together with the Secured Notes, the 2023 Notes and the 2024 Notes, the “Notes”) and (vi) $128.3 million under the senior secured revolving credit facility (the “Revolving Credit Facility”), variable rate, that matures April 24, 2022 pursuant the credit agreement by and among the Borrowers (as defined below), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”).  On February 10, 2020, the Operating Partnership and certain of its wholly-owned subsidiaries issued the 2025 Secured Notes and used the proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million). As a result of the repayment of the term loans and terminated commitments of the revolving loans, we recognized $72.5 million and $1.4 million, respectively, of non-cash interest expense for the write off of the unamortized discount and deferred financing costs within interest expense, net on the Condensed Consolidated Statements of (Loss) Income for the six months ended June 30, 2020.

Credit Agreement

The Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”) are borrowers under the Credit Agreement, which as of December 31, 2019, which provided for a term loan facility (in an initial principal amount of $2.14 billion) and provides for a revolving credit facility (in an initial aggregate principal amount of up to $750 million) (the “Revolving Credit Facility”). On February 10, 2020, in connection with the issuance of the 2025 Secured Notes and the effectiveness of the Sixth Amendment described below, the Borrowers repaid all $2.05 billion of outstanding term loans and repaid approximately $156.7 million of revolving loans under the Revolving Credit Facility (and terminated related commitments in an amount equal to $157.6 million, thereby reducing total commitments under the Revolving Credit Facility to $418.3 million).  As of June 30, 2020, total commitments under the Revolving Credit Facility are $418.3 million with $290.0 million of borrowing availability.

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

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2020, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of (Loss) Income. For the three and six months ended June 30, 2020, we recognized $4.5 million and $7.5 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

six months ended June 30, 2019, we recognized $3.7 million and $7.5 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

Note 13. Earnings Per Share

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

The dilutive effect of the Exchangeable Notes (see Note 12) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares.  The dilutive effect of the Warrants (see Note 10) is calculated using the treasury-stock method.  During the three and six months ended June 30, 2020 and 2019, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2020	2019	2020	2019
Basic earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(587,744)	$38,717	$(666,597)	$41,159
Less: Income allocated to participating securities	(424)	(223)	(624)	(251)
Dividends declared on convertible preferred stock	(1)	-	(4)	(656)
Amortization of discount on convertible preferred stock	-	(248)	-	(993)
Net (loss) income attributable to common shares	$(588,169)	$38,246	$(667,225)	$39,259
Denominator:
Basic weighted-average common shares outstanding	192,479	182,971	192,358	182,597
Basic (loss) earnings per common share	$(3.06)	$0.21	$(3.47)	$0.22

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2020	2019	2020	2019
Diluted earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(587,744)	$38,717	$(666,597)	$41,159
Less: Income allocated to participating securities	(424)	(223)	(624)	(251)
Dividends declared on convertible preferred stock	(1)	-	(4)	(656)
Amortization of discount on convertible preferred stock	-	(248)	-	(993)
Impact on if-converted dilutive securities	-	363	-	1,764
Net (loss) income attributable to common shares	$(588,169)	$38,609	$(667,225)	$41,023
Denominator:
Basic weighted-average common shares outstanding	192,479	182,971	192,358	182,597
Effect of dilutive non-participating securities	-	8	-	8
Impact on if-converted dilutive securities	-	10,126	-	9,671
Weighted-average shares for dilutive earnings per common share	192,479	193,105	192,358	192,276
Dilutive (loss) earnings per common share	$(3.06)	$0.20	$(3.47)	$0.21

For the three and six months ended June 30, 2020, 29,198,385 potential common shares related to the Exchangeable Notes and 730,863 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.

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

Towers: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate and lease space on communications towers to wireless service providers and other tenants in the United States.  On April 2, 2019, the Company completed the sale of LATAM and no longer has on-going operations in Latin America.  On May 23, 2019, the Company completed the sale of substantially all of its ground lease business located across the United States.  On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the tower business through a newly formed limited partnership with Melody. See Note 5.

Consumer CLEC: Represents the operations of Talk America Services (“Talk America”) through which we operate the Consumer CLEC Business, which prior to Uniti’s separation and spin-off from Windstream (the “Spin-Off”) was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long distance services to customers in the eastern and central United States.  We have commenced a wind down of our Consumer CLEC business, which we substantially completed during the second quarter of 2020.

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

Selected financial data related to our segments is presented below for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$185,320	$79,140	$2,392	$(32)	$-	$266,820

Adjusted EBITDA	$182,810	$28,493	$85	$(292)	$(8,227)	$202,869
Less:
Interest expense						107,243
Depreciation and amortization	52,405	32,279	14	197	74	84,969
Other expense, net						6,013
Settlement expense						650,000
Transaction related and other costs						18,556
Gain on sale of real estate						(63,818)
Stock-based compensation						4,110
Income tax benefit						(5,875)
Net loss						$(598,329)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended June 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$177,042	$81,327	$3,146	2,899	$-	$264,414

Adjusted EBITDA	$175,881	$37,036	$(42)	$565	$(6,576)	$206,864
Less:
Interest expense						97,729
Depreciation and amortization	72,275	28,494	1,412	346	51	102,578
Other income, net						(22,275)
Transaction related and other costs						7,035
Gain on sale of real estate						(28,790)
Stock-based compensation						3,197
Income tax expense						7,843
Net income						$39,547

	Six Months Ended June 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$369,672	$156,547	$6,112	$651	$-	$532,982

Adjusted EBITDA	$364,689	$56,034	$77	$(275)	$(15,942)	$404,583
Less:
Interest expense						285,636
Depreciation and amortization	107,027	62,340	783	791	149	171,090
Other income, net						9,088
Settlement expense						650,000
Transaction related and other costs						34,528
Gain on sale of real estate						(63,818)
Stock-based compensation						7,105
Income tax benefit						(10,451)
Net loss						$(678,595)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Six Months Ended June 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$353,125	$158,160	$8,226	$5,934	$-	$525,445

Adjusted EBITDA	$350,632	$67,036	$283	$1,211	$(12,023)	$407,139
Less:
Interest expense						182,187
Depreciation and amortization	146,028	56,752	2,827	692	106	206,405
Other income, net						(25,388)
Transaction related and other costs						13,704
Gain on sale of real estate						(28,790)
Stock-based compensation						5,085
Income tax expense						11,897
Net income						$42,039

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

On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the Bankruptcy Court in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease. An adverse determination in the adversary proceeding with Windstream could materially adversely affect our results of operations, liquidity and financial condition and our status as a REIT.

On March 2, 2020, Uniti and Windstream jointly announced that they agreed to the Settlement to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement. As a result, we have recorded a $650.0 million

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

charge during the quarter ended June 30, 2020, which represents the estimated fair value of the litigation component of the Settlement; however, this estimate is subject to change in future periods if new facts or circumstances arise that are unknown at this time.

On June 26, 2020, the Bankruptcy Court approved Windstream’s plan of reorganization.  Consummation of the plan of reorganization is subject to certain conditions precedent, including consummation of the Settlement and receipt of certain regulatory approvals. On July 3, 2020, UMB Bank and U.S. Bank, as indenture trustees for certain of Windstream’s prepetition unsecured notes, and CQS US, LLC appealed the Bankruptcy Court’s order approving the plan of reorganization.  The appeals are pending before the United States District Court for the Southern District of New York.  On July 7, 2020, UMB Bank settled its appeal of the order approving the plan of reorganization. On July 9, 2020, CQS US, LLC filed a motion seeking reconsideration of UMB Bank’s settlement.

If the Settlement is not implemented, Windstream has the option to assume or reject the Master Lease. We believe that we are likely to effectuate the Settlement.  However, even if it cannot be implemented, we believe the probability of Windstream rejecting the Master Lease in bankruptcy to be remote if Windstream intends to reorganize. A rejection of the Master Lease, or even a temporary disruption in payments to us, would require us to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of our properties and avoid the imposition of liens on our properties and could impact our ability to fund other cash obligations, including dividends necessary to maintain REIT status, non-essential capital expenditures and our debt service obligations and could otherwise affect our ability to maintain REIT status.

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

Recharacterization / Pending Master Lease Litigation. As stated above, on July 25, 2019, Windstream Holdings and Windstream Services filed a complaint with the Bankruptcy Court against Uniti and certain of its affiliates, alleging¸ among other things, that (1) the Master Lease should be recharacterized as a financing arrangement, (2) rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers, (3) the Master Lease is a lease of personal property and (4) Uniti has breached its non-competition obligations to Windstream under the Master Lease, each of which allegations is discussed in more detail below. As described above, the Settlement should resolve these claims.

Recharacterization. Windstream asserted that the Master Lease should be recharacterized as a financing arrangement. If the Master Lease were recharacterized as a financing arrangement, Windstream has argued that Windstream should be deemed the true owner of the property subject to the Master Lease, and Uniti should be treated as a creditor of Windstream rather than as a landlord.

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

Constructive Fraudulent Transfer. Windstream also alleged that rent payments and tenant capital improvements made by Windstream under the Master Lease since at least the third quarter of 2017 constitute constructive fraudulent transfers. If the constructive fraudulent transfer claim were successful, Uniti may be required to repay Windstream the amount of rent payments made by Windstream above fair market rent as determined by the Bankruptcy Court and the aggregate amount of all tenant capital improvements made by Windstream, in each case since the date on which the Bankruptcy Court found Windstream to have been insolvent. In its complaint in the adversary proceeding, Windstream alleges that it has paid approximately $366 million for tenant capital improvements under the Master Lease from the fourth quarter of 2017 through November 2019, in addition to making substantial rent payments. As any such calculation of fair market rent and any resulting damages would be a fact-intensive inquiry, it is not possible to provide a likely range of damages at this time, but any such damages award could materially adversely affect our consolidated results of operations, liquidity, and financial condition.

Master Lease for Personal Property. Windstream alleged that the Master Lease is a lease of personal property. If the Master Lease were determined to be a lease of personal property, the deadline for Windstream Holdings to assume or reject the Master Lease would be the confirmation of its plan of reorganization by the Bankruptcy Court, which would extend the deadline that would otherwise be applicable under the bankruptcy code if the Master Lease were treated as a lease of real property, and Windstream could seek from the Bankruptcy Court relief from its current performance obligations during the bankruptcy case. In addition, if the Master Lease were determined to be a lease of personal property, this could also impact our status as a REIT if the Internal Revenue Service were to determine that our gross income is not sufficiently derived from real property.  On January 21, 2020, Windstream agreed to stay, without prejudice, its action seeking a determination that the Master Lease is a lease of personal property.

Breach of Contract. Windstream alleges that Uniti has breached its non-competition obligations to Windstream under the Master Lease and that Windstream is entitled to damages and/or an abatement of rent as a result of such breach, although no damages amount has been asserted. We believe this claim is without merit and in any event do not believe damages would be material.

Mediation and the Settlement. Uniti, Windstream and Windstream’s creditors engaged in mediation in the Windstream bankruptcy to resolve claims brought by Windstream against Uniti, which culminated in the March 2, 2020 announcement of the Settlement. On May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement. On May 12, 2020, Uniti and Windstream entered into the settlement agreement to implement the Settlement.  On May 26, 2020, UMB Bank, National Association and U.S. Bank National Association, as indenture trustees for certain of Windstream’s prepetition unsecured notes indentures, appealed Judge Drain’s order approving the Settlement.  The appeals are pending before the United States District Court for the Southern District of New York.

Pursuant to the Settlement, Uniti and Windstream will agree to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those relating to Windstream’s Chapter 11 proceedings and the Master Lease. Under the Settlement, Uniti will agree to make up to $490 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence from bankruptcy at an annual interest rate of 9%, and Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (resulting in total payments ranging from $432-$490 million). Uniti will also transfer the proceeds from the sale of its common stock described below to Windstream. In exchange, Windstream will transfer to Uniti certain dark fiber indefeasible rights of use (“IRU”) contracts and will grant exclusive rights to 1.8 million fiber strand miles leased by Windstream that is either unutilized or utilized for the dark fiber IRUs being transferred. Uniti will be required to pay Windstream $350 per route mile on any fiber strand miles that are sold above and beyond the fiber strand miles currently being utilized in connection with such dark fiber IRUs. In addition, Uniti will acquire certain Windstream-owned assets, including certain fiber IRU contracts.

In addition, Windstream and Uniti have agreed to bifurcate the Master Lease into two structurally similar agreements to govern Windstream’s incumbent local exchange carrier (“ILEC”) and competitive local exchange carrier (“CLEC”) facilities, respectively (collectively, the “New Leases”). Certain copper CLEC assets will be governed under the New Lease relating to the ILEC facilities. Each of Windstream Holdings, Windstream Services, and certain subsidiaries and/or newly formed affiliated entities will become parties to the New Leases. The New Leases will contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is a tenant under one of the New Leases.  In addition, the New Leases will be amended to require

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

that Windstream maintain certain financial covenants and to permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the New Leases so long as it does not transfer interests to a Windstream competitor.  The initial aggregate annual rent under the New Leases will be equal to the annual rent under the Master Lease currently in effect.

Pursuant to the Settlement, Uniti will agree to invest up to an aggregate $1.75 billion in growth capital improvements in long-term fiber and related assets in certain ILEC and CLEC properties. Growth Capital Improvements will exclude maintenance or repair expenditures and expenditures toward fiber replacement in excess of $70 million per year and will be subject to Uniti’s approval based on underwriting standards to be included in the New Leases. Annual commitments by Uniti for the Growth Capital Improvements will comprise: $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. Windstream will be entitled to reimbursement for any cumulative Growth Capital Improvements it incurs in excess of the foregoing annual amounts from the commitment amounts in a subsequent period.  On the first anniversary of an investment for a Growth Capital Improvement, the annual base rent payable by Windstream will increase by an amount equal to 8.0% of such investment. The Rent Rate will thereafter increase to 100.5% of the prior Rent Rate in subsequent years.

Pursuant to the Settlement, if Windstream is not in compliance with the terms and conditions of the New Leases, Uniti will not be required to invest in Growth Capital Improvements. In the event Uniti defaults or otherwise fails to timely satisfy its obligations under the New Leases and Windstream is in compliance with the terms of the New Leases, then Windstream has the right to deduct from the subsequent rent payment or payments, amounts otherwise owed to Windstream.

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

The Settlement is subject to finalizing and executing definitive documentation and the receipt of certain regulatory approvals.  In July 2020, we received satisfactory “true lease” opinions confirming that the New Leases are “true leases” for U.S. federal income tax purposes, which satisfied conditions precedent to effectuating the Settlement. Following satisfaction of all such conditions precedent, consummation of the Settlement will occur on the earlier of Windstream’s emergence from bankruptcy and February 28, 2021. All litigation between Windstream and Uniti, including matters referenced herein, is stayed while the parties implement the Settlement.

As noted above, as of the date of this Quarterly Report on Form 10-Q, we have estimated that $650.0 million of the consideration to be paid to Windstream should be classified as settlement of litigation, and therefore, we have recorded a charge during the quarter ended June 30, 2020.  This charge represents our estimated fair value of the litigation settlement component of the Settlement, and is subject to change in future periods if new facts or circumstances arise that are unknown at this time.

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, and a hearing on the motion was heard on May 12, 2020, but no decision has been issued.  We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

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

On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation. On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the consolidated action, asserting similar claims as in the Shareholder Actions.  On July 10, 2020, defendants moved to dismiss the consolidated amended complaint.  Briefing on that motion is expected to be complete by October 23, 2020.  We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2020.

Note 16. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three months ended June 30, 2020 and 2019:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2020	2019	2020	2019
Cash flow hedge changes in fair value (loss) gain:
Balance at beginning of period attributable to common shareholders	$(30,353)	$8,835	$(23,442)	$30,042
Other comprehensive loss before reclassifications	-	(26,457)	(7,713)	(46,083)
Amounts reclassified from accumulated other comprehensive income	-	(1,906)	677	(3,966)
Balance at end of period	(30,353)	(19,528)	(30,478)	(20,007)
Less: Other comprehensive loss attributable to noncontrolling interest	-	(568)	(125)	(1,047)
Balance at end of period attributable to common shareholders	(30,353)	(18,960)	(30,353)	(18,960)
Interest rate swap termination:
Balance at beginning of period attributable to common shareholders	1,636	-	-	-
Amounts reclassified from accumulated other comprehensive income	2,830	-	4,496	-
Balance at end of period	4,466	-	4,496	-
Less: Other comprehensive (loss) income attributable to noncontrolling interest	50	-	80	-
Balance at end of period attributable to common shareholders	4,416	-	4,416	-
Foreign currency translation gain (loss):
Balance at beginning of period attributable to common shareholders	-	826	-	63
Translation adjustments	-	(780)	-	-
Amounts reclassified from accumulated other comprehensive income	-	(63)	-	(63)
Balance at end of period	-	(17)	-	-
Less: Other comprehensive income attributable to noncontrolling interest	-	(17)	-	-
Balance at end of period attributable to common shareholders	-	-	-	-
Accumulated other comprehensive loss at end of period	$(25,937)	$(18,960)	$(25,937)	$(18,960)

Note 17.  Subsequent Events

On July 1, 2020, the Company completed the sale of the Propco to MIP (see Note 7).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2020. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2020, we are the sole general partner of the Operating Partnership and own approximately 98.2% of the partnership interests in the Operating Partnership.  In addition, beginning on December 31, 2019, we undertook a series of transactions, including the issuance by one of our subsidiaries of convertible preferred stock to third parties with an aggregate liquidation value of $125,000, to permit us to hold certain of our assets indirectly through one of our subsidiaries taxed as a REIT, which will also facilitate future acquisition opportunities.

Outlook

We aim to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including (i) sale leaseback transactions, whereby we acquire existing infrastructure assets from third parties, including communication service providers, and lease them back on a long-term triple-net basis; (ii) whole company acquisitions, which may include the use of one or more TRSs that are permitted under the tax laws to acquire and operate non-REIT businesses and assets subject to certain limitations; (iii) capital investment financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iv) mergers and acquisitions financing, whereby we facilitate mergers and acquisition transactions as a capital partner, including through operating company/property company (“OpCo-PropCo”) structures.

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

Towers Segment: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate and lease space on communications towers to wireless service providers and other tenants in the United States.  On April 2, 2019, the Company completed the sale of the Latin American business and no longer has on-going operations in Latin America. On May 23, 2019, the Company completed the sale of substantially all of its ground lease business located across the United States. Portions of our towers business are a component of our REIT operations, while the remainder is owned and operated by our TRSs. Refer to “Significant Business Developments” below regarding the completed sale of our U.S. tower business.

Consumer CLEC Segment: Represents the operations of Talk America through which we operate the Consumer CLEC Business that, prior to the Spin-Off, was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long-distance services to customers in the eastern and central United States.  We have commenced a wind down of our Consumer CLEC business, which we have substantially completed as of the end of the second quarter.

Corporate Operations: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, information technology systems, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, changes in the fair value of contingent consideration and financial instruments, and other similar items.  For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 14 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our first priority remains the health and safety of our employees, customers and other business partners.  We have been actively monitoring and following government recommendations as we adjust business practices and standard operating procedures to ensure the protection of team members and ensure the continuity of our business.  As of the date of this Quarterly Report, we have not experienced significant disruptions in our operations or network performance, nor have we received significant requests for payment relief from our customers.  However, there can be no assurance that circumstances will not change in light of the COVID-19 pandemic or that the pandemic will not have a material adverse impact on our business.  We may incur increases in operating costs and/or a decrease in productivity as a result of travel bans and social distancing efforts.  Such efforts may also delay construction activities and/or require our vendors and contractors to incur additional costs that may be passed onto us.  In addition, we may experience delays in permitting activities due to the shutdown of local permitting authorities.  Furthermore, if there is a prolonged closure of businesses, we may experience an adverse impact on the timing of installations in our enterprise and wholesale customer segments at Uniti Fiber, or we may receive requests for payment relief from our customers, both of which would impact our ability to recognize revenue.

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

Windstream Bankruptcy Filing.  Prior to its bankruptcy filing described below, Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off. Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective. In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and is currently operating as a “debtor in possession” under supervision of the Bankruptcy Court.

Windstream Litigation and Settlement.  During the first half of 2019, Windstream’s chief executive officer stated that Windstream was evaluating all options as part of the Chapter 11 reorganization process regarding the Master Lease, including renegotiation, recharacterization and rejection of the Master Lease. As further described below, on July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the Bankruptcy Court in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.

On March 2, 2020, Uniti and Windstream jointly announced that they had reached an agreement in principle (the “Settlement”) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement. On May 12, 2020, Uniti and Windstream entered into the settlement agreement to implement the Settlement.  As a result, we have recorded a $650.0 million charge during the quarter ended June 30, 2020, which represents the estimated fair value of the litigation component of the Settlement; however, this estimate is subject to change in future periods if new facts or circumstances arise that are unknown at this time.  On June 26, 2020, the Bankruptcy Court approved Windstream’s plan of reorganization.  Consummation of the plan of reorganization is subject to certain conditions precedent, including consummation of the Settlement and receipt of certain regulatory approvals.

The Settlement is subject to finalizing and executing definitive documentation and the receipt of certain regulatory approvals. Following satisfaction of all such conditions precedent, consummation of the Settlement will occur on the earlier of Windstream’s emergence from bankruptcy and February 28, 2021. All litigation between Windstream and Uniti is stayed while the parties implement the Settlement. We believe that we are likely to effectuate the Settlement. However, if we are unable to consummate the Settlement, Windstream could continue its litigation.  If that occurs, it is difficult to predict what could occur in Windstream’s bankruptcy restructuring. However, any adverse determination or judicial decision on one or more of the claims against us could materially adversely affect our consolidated results of operations, liquidity, and financial condition or, in certain circumstances, cause us to file for voluntary Chapter 11 protection. See note 15 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information concerning the Windstream litigation and Settlement.

Sale of Midwest Fiber Network.  In June 2020, the Company entered into a definitive agreement to sell an ownership stake in the entity that controls the Company’s Midwest fiber network assets (“Propco”) to Macquarie Infrastructure Partners (“MIP”) for total cash consideration of approximately $168 million. Uniti will retain an investment in the Propco through an affiliate of MIP and is eligible to receive an additional earnout payment in 2023 of up to approximately $20.0 million upon the achievement of certain operational milestones.  On July 1, 2020, the Company completed the sale of the Propco to MIP.

At-the-Market Common Stock Offering Program. On June 22, 2020, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $250 million. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.  This offering supersedes and replaces the $250 million program we commenced on September 2, 2016, which had approximately $117.1 million available for issuance under such program.

Sale of U.S. Tower Business.  On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody Investment Advisors LP (“Melody”) for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the tower business, having a fair value of $26.0 million, through a newly formed limited partnership with Melody, and will receive incremental earn-out payments for each additional tower completed in 2020. During the second quarter, we recorded a gain of $63.7 million related to this transaction.

Consumer CLEC Business.  On April 23, 2019, Windstream provided notice to Uniti of its termination of (i) the Wholesale Master Services Agreement between Windstream Communications, Inc. and Talk America, (ii) the Master Services Agreement between Windstream Services, LLC and Talk America, and (iii) the Billing and Remittance Agreement between Windstream Services, LLC and CSL National, LP, each dated April 24, 2015 (collectively the “Agreements”).  Under the Agreements, Windstream provides us transport, provisioning, repair and billing and collection services necessary to operate our Consumer CLEC Business.  We currently do not have the infrastructure necessary to perform these services in the absence of the Agreements.  We have evaluated the costs of building out the required infrastructure and have determined that incurring such costs would not be economically feasible.  Furthermore, we have evaluated potential strategic alternatives with respect to the Consumer CLEC Business, including retaining other vendors to perform the services currently provided under the Agreements, and an outright sale of all or parts of the business, but have not identified viable alternatives.  As a result, we have commenced a wind down of our Consumer CLEC Business, which includes customer notifications and terminations.  The termination of the Agreements is effective April 20, 2020; however, we have entered into a short-term arrangement with Windstream to provide the necessary services until the business is completely wound down.  As of the end of the second quarter, we have substantially completed the wind down.  The subsidiaries comprising our Consumer CLEC Business are direct subsidiaries of Uniti Group Inc. and are not subsidiaries of the Operating Partnership, which is a primary obligor and/or guarantor under our Credit Agreement and our outstanding notes, and do not guarantee such debt. Other than the assets and liabilities and results related to the Consumer CLEC Business, which are immaterial, the financial condition and results of operations of the Operating Partnership and Uniti Group Inc. are identical in all material respects.

Comparison of the three months ended June 30, 2020 and 2019

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$185,320	69.4%	$177,042	66.9%
Fiber Infrastructure	79,140	29.7%	81,327	30.8%
Tower	2,392	0.9%	3,146	1.2%
Consumer CLEC	(32)	0.0%	2,899	1.1%
Total revenues	266,820	100.0%	264,414	100.0%
Costs and Expenses:
Interest expense	107,243	40.1%	97,729	37.0%
Depreciation and amortization	84,969	31.7%	102,578	38.7%
General and administrative expense	27,894	10.5%	26,428	10.0%
Operating expense	40,167	15.1%	40,163	15.2%
Settlement expense	650,000	243.6%	-	0.0%
Transaction related and other costs	18,556	7.0%	7,035	2.7%
Gain on sale of real estate	(63,818)	(23.9%)	(28,790)	(10.9%)
Other expense (income)	6,013	2.3%	(28,119)	(10.6%)
Total costs and expenses	871,024	326.4%	217,024	82.1%
(Loss) income before income taxes	(604,204)	(226.4%)	47,390	17.9%
Income tax (benefit) expense	(5,875)	(2.2%)	7,843	3.0%
Net (loss) income	(598,329)	(224.2%)	39,547	14.9%
Net (loss) income attributable to noncontrolling interests	(10,585)	(3.9%)	830	0.3%
Net (loss) income attributable to shareholders	(587,744)	(220.3%)	38,717	14.6%
Participating securities' share in earnings	(424)	(0.1%)	(223)	0.0%
Dividends declared on convertible preferred stock	(1)	(0.0%)	-	0.0%
Amortization of discount on convertible preferred stock	-	0.0%	(248)	(0.1%)
Net (loss) income attributable to common shareholders	$(588,169)	(220.4%)	$38,246	14.5%

The following tables set forth, for the three months ended June 30, 2020 and 2019, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Three Months Ended June 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$185,320	$79,140	$2,392	$(32)	$-	$266,820

Adjusted EBITDA	$182,810	$28,493	$85	$(292)	$(8,227)	$202,869
Less:
Interest expense						107,243
Depreciation and amortization	52,405	32,279	14	197	74	84,969
Other expense, net						6,013
Settlement expense						650,000
Transaction related and other costs						18,556
Gain on sale of real estate						(63,818)
Stock-based compensation						4,110
Income tax benefit						(5,875)
Net loss						$(598,329)

	Three Months Ended June 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$177,042	$81,327	$3,146	2,899	$-	$264,414

Adjusted EBITDA	$175,881	$37,036	$(42)	$565	$(6,576)	$206,864
Less:
Interest expense						97,729
Depreciation and amortization	72,275	28,494	1,412	346	51	102,578
Other income, net						(22,275)
Transaction related and other costs						7,035
Gain on sale of real estate						(28,790)
Stock-based compensation						3,197
Income tax expense						7,843
Net income						$39,547

Summary of Operating Metrics

	Operating Metrics
	As of June 30,
	2020	2019	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	4,400,000	3,700,000	18.9%
Copper strand miles	230,000	235,000	(2.1%)
Fiber Infrastructure:
Fiber strand miles	2,130,000	1,870,000	13.9%
Customer connections	24,288	19,707	23.2%
Towers:
United States towers	-	573	(100.0%)
Consumer CLEC:
Customer connections	-	20,300	(100.0%)

Revenues

	Three Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$185,320	69.4%	$177,042	66.9%
Fiber Infrastructure	79,140	29.7%	81,327	30.8%
Towers	2,392	0.9%	3,146	1.2%
Consumer CLEC	(32)	0.0%	2,899	1.1%
Total revenues	266,820	100.0%	264,414	100.0%

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

	Three Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Master Lease
TCI revenue	$8.7	4.7%	$7.0	4.0%
Rent	165.6	89.4%	164.7	93.1%
Total	174.3	94.1%	171.7	97.0%
Other triple-net leasing and IRU arrangements	11.0	5.9%	5.3	3.0%
Total Leasing revenues	$185.3	100.0%	$177.0	100%

The increase in TCI revenue is attributable to continued investment by Windstream in TCIs. Windstream invested $50.6 million in TCIs during the three months ended June 30, 2020, bringing the total amount invested by Windstream since the inception of the Master Lease to $858.8 million as of June 30, 2020.  As of June 30, 2019, Windstream had invested a total of $688.3 million in such improvements. For the three months ended June 30, 2020, we recognized $11.0 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements, including $5.5 million of revenue related to the Bluebird transaction that closed on August 30, 2019.  For the three months ended June 30, 2019, we recognized $5.3 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.  The increase in non-Windstream related revenues is due to the timing of closing sale-leaseback transactions.

Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Master Lease, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to maintain our status as a REIT and service debt if Windstream were to reject the Master Lease in bankruptcy, default under the Master Lease, succeed in its claims against us or otherwise experience operating or liquidity difficulties and become unable to generate sufficient cash to make payments to us. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow, has had its credit ratings downgraded by nationally recognized credit rating agencies multiple times over the past 12 months and, on February 25, 2019, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On June 26, 2020, the Bankruptcy Court approved Windstream’s plan of reorganization.  Consummation of the plan of reorganization is subject to certain conditions precedent, including consummation of our Settlement with Windstream and receipt of certain regulatory approvals.

Windstream’s stock is quoted on the OTC Markets under the ticker symbol “WINMQ.”  Windstream is subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended. Windstream filings can be found at www.sec.gov. Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$27,216	34.3%	$33,401	41.1%
Enterprise and wholesale	19,628	24.8%	19,241	23.7%
E-Rate and government	21,821	27.6%	22,533	27.7%
Dark fiber and small cells	9,720	12.3%	5,478	6.7%
Other services	755	1.0%	674	0.8%
Total Fiber Infrastructure revenues	$79,140	100.0%	$81,327	100.0%

For the three months ended June 30, 2020, Fiber Infrastructure revenues totaled $79.1 million as compared to $81.3 million for the three months ended June 30, 2019. The decrease is primarily attributable to a $2.3 million decrease in non-recurring core and non-recurring equipment sales revenue.  At June 30, 2020 we had approximately 24,288 customer connections, up from 19,707 customer connections at June 30, 2019.

Towers – For the three months ended June 30, 2020, we recognized $2.4 million of revenue from the Towers business, compared to $3.1 million for the three months ended June 30, 2019. The decrease in revenue is due to the completed sale of our U.S. tower business on June 1, 2020.

Consumer CLEC – For the three months ended June 30, 2020, we recognized revenue credits of $0.03 million from the Consumer CLEC business, compared to $2.9 million of revenue for the three months ended June 30, 2019.  The decrease is attributable to the substantially completed wind down of the business during the quarter, which included credits to disconnected customers.

Interest Expense, net

	Three Months Ended June 30,
(Thousands)	2020	2019	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate (1)	$2,830	$37,229	$(34,399)
Senior secured notes - 6.00% and 7.875%	53,430	8,250	45,180
Senior unsecured notes - 4.00%, 7.125%, and 8.25%	37,030	33,581	3,449
Senior secured revolving credit facility - variable rate	4,532	8,491	(3,959)
Other	1,109	620	489
Total cash interest	98,931	88,171	10,760
Non-cash:
Amortization of deferred financing costs and debt discount	8,958	10,786	(1,828)
Capitalized Interest	(646)	(1,228)	582
Total non-cash interest	8,312	9,558	(1,246)
Total interest expense, net	$107,243	$97,729	$9,514
(1) Swapped to fixed rate. See Note 10

Interest expense for the three months ended June 30, 2020 increased $9.5 million compared to the three months ended June 30, 2019. The increase is due to a cash interest expense of $44.3 million related to the 7.875% senior secured notes partially offset by a decrease of $34.4 million in cash interest expense related to the repayment of senior secured term loan B.

Depreciation and Amortization Expense

	Three Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Depreciation and amortization expense by segment:
Leasing	$52,405	19.6%	$72,275	27.4%
Fiber Infrastructure	32,279	12.1%	28,494	10.8%
Towers	14	0.0%	1,412	0.5%
Consumer CLEC	197	0.1%	346	0.1%
Corporate	74	0.0%	51	0.0%
Total depreciation and amortization expense	$84,969	31.8%	$102,578	38.8%

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended June 30, 2020 totaled $85.0 million, which included $77.2 million of depreciation expense and $7.8 million of amortization expense. Charges for depreciation and amortization for the three months ended June 30, 2019 totaled $102.6 million, which included $96.5 million of depreciation expense and $6.1 million of amortization expense.

General and Administrative Expense

	Three Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$1,774	0.7%	$886	0.3%
Fiber Infrastructure	13,731	5.2%	15,257	5.8%
Towers	995	0.4%	1,656	0.6%
Consumer CLEC	88	0.0%	-	0.0%
Corporate	11,306	4.2%	8,629	3.3%
Total general and administrative expenses	$27,894	10.5%	$26,428	10.0%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended June 30, 2020, general and administrative costs totaled $27.9 million, which includes $4.1 million of stock-based compensation.  For the three months ended June 30, 2019, general and administrative costs totaled $26.4 million, which included $3.2 million of stock-based compensation expense.

Operating Expense

Operating expense for the three months ended June 30, 2020 remained essentially flat from the three months ended June 30, 2019, which was primarily attributable to an increase in Fiber Infrastructure operating expenses discussed below offset by a decrease in Consumer CLEC business operating expenses discussed below.  Operating expense for our reportable segments for the three months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$37,697	14.2%	$35,518	13.4%
Towers	1,430	0.5%	1,887	0.7%
CLEC	172	0.1%	2,334	0.9%
Leasing	868	0.3%	424	0.2%
Total operating expenses	$40,167	15.1%	$40,163	15.2%

Fiber Infrastructure – For the three months ended June 30, 2020, Fiber Infrastructure operating expenses totaled $37.7 million as compared to $35.5 million for the three months ended June 30, 2019.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.

Towers – Towers operating expense was $1.4 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively.  The decrease in operating expense is primarily attributable to the April 2, 2019 sale of the Latin American business and the completed sale of our U.S. tower business on June 1, 2020.

Consumer CLEC – The Consumer CLEC business operating expense was $0.2 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively.  The decrease is due to the substantially completed wind down of our Consumer CLEC business.

Leasing – Leasing operating expense was $0.9 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.  The increase is primarily driven by a $0.4 million increase in rent expense related to the Bluebird acquisition, completed August 30, 2019.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the three months ended June 30, 2020, we incurred $18.6 million of transaction related and other costs, compared to $7.0 million of such costs during the three months ended June 30, 2019.  The increase is primarily related to (i) $10.8 million of total costs related to the Windstream bankruptcy and (ii) $3.8 million related to the sale of the U.S. towers business during the quarter.

Income Tax (Benefit) Expense

The recorded income tax (benefit) expense recorded for the three months ended June 30, 2020 and 2019, respectively, is related to the tax impact of the following:

	Three Months Ended June 30,
(Thousands)	2020	2019
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(6,149)	$(500)
Other undistributed REIT taxable income	-	1,200
Gain from sale of Uniti Towers' Latin American business	-	4,600
Uniti Towers' Latin American business unrecognized tax benefit	-	2,400
Other	274	143
Total income tax (benefit) expense	$(5,875)	$7,843

Comparison of the six months ended June 30, 2020 and 2019

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Six Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$369,672	69.4%	$353,125	67.2%
Fiber Infrastructure	156,547	29.4%	158,160	30.1%
Tower	6,112	1.1%	8,226	1.6%
Consumer CLEC	651	0.1%	5,934	1.1%
Total revenues	532,982	100.0%	525,445	100.0%
Costs and Expenses:
Interest expense	285,636	53.6%	182,187	34.7%
Depreciation and amortization	171,090	32.1%	206,405	39.2%
General and administrative expense	55,027	10.3%	50,654	9.6%
Operating expense	80,477	15.1%	78,581	15.0%
Settlement expense	650,000	122.0%	-	0.0%
Transaction related and other costs	34,528	6.5%	13,704	2.6%
Gain on sale of real estate	(63,818)	(12.0%)	(28,790)	(5.4%)
Other expense (income)	9,088	1.7%	(31,232)	(5.9%)
Total costs and expenses	1,222,028	229.3%	471,509	89.8%
(Loss) income before income taxes	(689,046)	(129.3%)	53,936	10.2%
Income tax (benefit) expense	(10,451)	(1.9%)	11,897	2.2%
Net (loss) income	(678,595)	(127.3%)	42,039	8.0%
Net (loss) income attributable to noncontrolling interests	(11,998)	(2.3%)	880	0.2%
Net (loss) income attributable to shareholders	(666,597)	(125.1%)	41,159	7.8%
Participating securities' share in earnings	(624)	(0.1%)	(251)	(0.0%)
Dividends declared on convertible preferred stock	(4)	(0.0%)	(656)	(0.1%)
Amortization of discount on convertible preferred stock	-	0.0%	(993)	(0.2%)
Net (loss) income attributable to common shareholders	$(667,225)	(125.2%)	$39,259	7.5%

The following tables set forth, for the six months ended June 30, 2020 and 2019, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Six Months Ended June 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$369,672	$156,547	$6,112	$651	$-	$532,982

Adjusted EBITDA	$364,689	$56,034	$77	$(275)	$(15,942)	$404,583
Less:
Interest expense						285,636
Depreciation and amortization	107,027	62,340	783	791	149	171,090
Other income, net						9,088
Settlement expense						650,000
Transaction related and other costs						34,528
Gain on sale of real estate						(63,818)
Stock-based compensation						7,105
Income tax benefit						(10,451)
Net loss						$(678,595)

	Six Months Ended June 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$353,125	$158,160	$8,226	$5,934	$-	$525,445

Adjusted EBITDA	$350,632	$67,036	$283	$1,211	$(12,023)	$407,139
Less:
Interest expense						182,187
Depreciation and amortization	146,028	56,752	2,827	692	106	206,405
Other income, net						(25,388)
Transaction related and other costs						13,704
Gain on sale of real estate						(28,790)
Stock-based compensation						5,085
Income tax expense						11,897
Net income						$42,039

Revenues

	Six Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$369,672	69.4%	$353,125	67.2%
Fiber Infrastructure	156,547	29.4%	158,160	30.1%
Towers	6,112	1.1%	8,226	1.6%
Consumer CLEC	651	0.1%	5,934	1.1%
Total revenues	532,982	100.0%	525,445	100.0%

Leasing – For the six months ended June 30, 2020, we recognized $347.5 million of revenue from rents under the Master Lease, which included $16.9 million of TCI revenue.  For the six months ended June 30, 2019, we recognized $342.5 million of revenue from rents under the Master Lease, which included $13.6 million of TCI revenue.  For the six months ended June 30, 2020, we recognized $22.2 million of leasing revenues from non-Windstream triple-net leasing and dark fiber IRU arrangements, compared to $10.6 million for the six months ended June 30, 2019.

Fiber Infrastructure – Fiber Infrastructure revenues for the six months ended June 30, 2020 and 2019 consisted of the following:

	Six Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$55,408	35.5%	$65,606	41.4%
Enterprise and wholesale	38,886	24.8%	35,970	22.7%
E-Rate and government	42,758	27.3%	44,528	28.2%
Dark fiber and small cells	18,192	11.6%	10,373	6.6%
Other services	1,303	0.8%	1,683	1.1%
Total Fiber Infrastructure revenues	$156,547	100.0%	$158,160	100.0%

For the six months ended June 30, 2020, Fiber Infrastructure revenues totaled $156.5 million as compared to $158.2 million for the six months ended June 30, 2019. The decrease is primarily attributable to a $1.2 million decrease in non-recurring construction revenues. At June 30, 2020, we had approximately 24,288 customer connections, up from 19,707 customer connections at June 30, 2019.

Towers – For the six months ended June 30, 2020, we recognized $6.1 million of revenue from the Towers business, compared to $8.2 million for the six months ended June 30, 2019.  The decrease in revenues is driven by the April 2, 2019 sale of the Latin America operations which contributed $2.5 million of revenue for the six months ended June 30, 2019 and the completed sale of the U.S. tower business on June 1, 2020.

Consumer CLEC – For the six months ended June 30, 2020, we recognized revenue of $0.7 million from the Consumer CLEC business, compared to $5.9 million of revenue for the six months ended June 30, 2019.  The decrease is attributable to the substantially completed wind down of the business during the second quarter, which included credits to disconnected customers.

Interest Expense, net

	Six Months Ended June 30,
(Thousands)	2020	2019	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate (1)	$20,205	$64,999	$(44,794)
Senior secured notes - 6.00% and 7.875%	85,797	16,500	69,297
Senior unsecured notes - 4.00%, 7.125%, and 8.25%	74,061	67,163	6,898
Senior secured revolving credit facility - variable rate	12,232	16,753	(4,521)
Other	2,075	1,683	392
Total cash interest	194,370	167,098	27,272
Non-cash:
Amortization of deferred financing costs and debt discount	18,666	17,659	1,007
Write off of deferred financing costs and debt discount	73,952	-	73,952
Capitalized Interest	(1,352)	(2,570)	1,218
Total non-cash interest	91,266	15,089	76,177
Total interest expense, net	$285,636	$182,187	$103,449
(1) Swapped to fixed rate. See Note 10

Interest expense for the six months ended June 30, 2020 increased $103.4 million compared to the six months ended June 30, 2019. The increase is due to (i) the write-off of unamortized deferred financing costs and debt discount related to the repayment of the senior secured term loan B and terminated commitments of the revolving loans of $72.5 million and $1.4 million, respectively, and (ii) cash interest expense of $69.3 million related to the 7.875% senior secured notes, partially offset by a decrease of $44.8 million in cash interest expense related to the repayment of senior secured term loan B.

Depreciation and Amortization Expense

	Six Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Depreciation and amortization expense by segment:
Leasing	$107,027	20.2%	$146,028	27.9%
Fiber Infrastructure	62,340	11.7%	56,752	10.8%
Towers	783	0.1%	2,827	0.5%
Consumer CLEC	791	0.1%	692	0.1%
Corporate	149	0.0%	106	0.0%
Total depreciation and amortization expense	$171,090	32.1%	$206,405	39.3%

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the six months ended June 30, 2020 totaled $171.1 million, which included $155.0 million of depreciation expense and $16.1 million of amortization expense. Charges for depreciation and amortization for the six months ended June 30, 2019 totaled $206.4 million, which included $194.0 million of depreciation expense and $12.4 million of amortization expense.

General and Administrative Expense

	Six Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$3,507	0.6%	$1,932	0.4%
Fiber Infrastructure	27,586	5.2%	29,556	5.6%
Towers	2,607	0.5%	3,848	0.7%
Consumer CLEC	139	0.0%	-	0.0%
Corporate	21,188	4.0%	15,318	2.9%
Total general and administrative expenses	$55,027	10.3%	$50,654	9.6%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the six months ended June 30, 2020, general and administrative costs totaled $55.0 million, which includes $7.1 million of stock-based compensation.  For the six months ended June 30, 2019, general and administrative costs totaled $50.7 million, which included $5.1 million of stock-based compensation expense.

Operating Expense

Operating expense for the six months ended June 30, 2020, totaled $80.5 million compared to $78.6 million for the six months ended June 30, 2019, which was attributable to the increase in Fiber Infrastructure operating expenses discussed below.  Operating expense for our reportable segments for the six months ended June 30, 2020 and 2019 consisted of the following:

	Six Months Ended June 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$74,283	14.0%	$68,491	13.0%
Towers	3,692	0.7%	4,566	0.9%
CLEC	787	0.1%	4,723	0.9%
Leasing	1,715	0.3%	801	0.2%
Total operating expenses	$80,477	15.1%	$78,581	15.0%
Fiber Infrastructure – For the six months ended June 30, 2020, Fiber Infrastructure operating expenses totaled $74.3 million as compared to $68.5 million for the six months ended June 30, 2019.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.

Towers – Towers operating expense was $3.7 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively.  The decrease in operating expense is primarily attributable to the April 2, 2019 sale of the Latin American business and the completed sale of our U.S. towers business of June 1, 2020.

Consumer CLEC – The Consumer CLEC business operating expense was $0.8 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively.  The decrease is due to the substantially completed the wind down of our Consumer CLEC business.

Leasing – Leasing operating expense was $1.7 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.  The increase is primarily driven by a $0.8 million increase in rent expense related to the Bluebird acquisition, completed August 30, 2019.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the six months ended June 30, 2020, we incurred $34.5 million of transaction related and other costs, compared to $13.7 million of such costs during the six months ended June 30, 2019.  The increase is primarily related to $23.8 million of total costs related to the Windstream Bankruptcy.

Income Tax (Benefit) Expense

The recorded income tax (benefit) expense recorded for the six months ended June 30, 2020 and 2019, respectively, is related to the tax impact of the following:

	Six Months Ended June 30,
(Thousands)	2020	2019
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(10,733)	$(2,600)
Cancellation of debt income (REIT)	-	4,600
Other undistributed REIT taxable income	-	2,700
Gain from sale of Uniti Towers' Latin American business	-	4,600
Uniti Towers' Latin American business unrecognized tax benefit	-	2,400
Other	282	197
Total income tax (benefit) expense	$(10,451)	$11,897

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

The Company defines AFFO as FFO excluding (i) Transaction Related and Other Costs; (ii) Windstream bankruptcy and litigation related expenses, including litigation settlement expenses; (iii) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight-line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; and (iv) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of early repayment of debt, including costs associated with the termination of related hedging activities, taxes associated with tax basis cancellation of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments and similar or infrequent items less maintenance capital expenditures. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA and of our net (loss) income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2020	2019	2020	2019
Net (loss) income	$(598,329)	$39,547	$(678,595)	$42,039
Depreciation and amortization	84,969	102,578	171,090	206,405
Interest expense, net	107,243	97,729	285,636	182,187
Income tax (benefit) expense	(5,875)	7,843	(10,451)	11,897
EBITDA	$(411,992)	$247,697	$(232,320)	$442,528
Stock based compensation	4,110	3,197	7,105	5,085
Transaction related and other costs	18,556	7,035	34,528	13,704
Settlement expense	650,000	-	650,000	-
Gain on sale of real estate	(63,818)	(28,790)	(63,818)	(28,790)
Other expense (income)	6,013	(22,275)	9,088	(25,388)
Adjusted EBITDA	$202,869	$206,864	$404,583	$407,139

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2020	2019	2020	2019
Net (loss) income attributable to common shareholders	$(588,169)	$38,246	$(667,225)	$39,259
Real estate depreciation and amortization	62,107	82,436	126,059	166,162
Gain on sale of real estate assets, net of tax	(63,818)	(24,215)	(63,818)	(24,215)
Participating securities share in earnings	424	223	624	251
Participating securities share in FFO	(406)	(541)	(606)	(569)
Adjustments for noncontrolling interests	30	(1,181)	(1,102)	(3,034)
FFO attributable to common shareholders	$(589,832)	$94,968	$(606,068)	$177,854
Transaction related and other costs	18,556	7,035	34,528	13,704
Change in fair value of contingent consideration	4,645	(22,275)	6,140	(25,531)
Amortization of deferred financing costs and debt discount	8,958	10,786	18,666	17,659
Write off of deferred financing costs and debt discount	-	-	73,952	-
Stock based compensation	4,110	3,197	7,105	5,085
Non-real estate depreciation and amortization	22,862	20,142	45,031	40,243
Settlement expense	650,000	-	650,000	-
Straight-line revenues	602	(693)	711	(1,416)
Maintenance capital expenditures	(2,253)	(1,923)	(3,361)	(4,726)
Amortization of discount on convertible preferred stock	-	248	-	993
Cash taxes on tax basis cancellation of debt	-	-	-	4,590
Other, net	(11,356)	(5,967)	(21,810)	(15,649)
Adjustments for noncontrolling interests	(12,317)	(219)	(14,339)	(735)
AFFO attributable to common shareholders	$93,975	$105,299	$190,555	$212,071

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

As of June 30, 2020, we had cash and cash equivalents of $88.3 million and approximately $290.0 million of borrowing availability under our Revolving Credit Facility.  Subsequent to June 30, 2020, there have been no material outlays of funds outside of our scheduled interest and dividend payments.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our debt instruments would impose significant restrictions on our ability to pay dividends.

	Six Months Ended June 30,
(Thousands)	2020	2019
Cash flow from operating activities:
Net cash provided by operating activities	$226,281	$250,364

Cash provided by operating activities was $226.3 million and $250.4 million for the six months ended June 30, 2020 and 2019, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

	Six Months Ended June 30,
(Thousands)	2020	2019
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	$-	$(4,210)
Other capital expenditures	(134,035)	(180,478)
Proceeds from sale of real estate, net of cash	225,149	127,524
Net cash provided by (used in) investing activities	$91,114	$(57,164)

Cash provided by investing activities for the six months ended June 30, 2020 was $91.1 million, which was driven by proceeds from the sale of our U.S. tower business ($225.0 million), partially offset by capital expenditures ($134.0 million), primarily related to our Uniti Fiber and Uniti Leasing businesses for the deployment of network assets.  Cash used in investing activities was $57.2 million for the six months ended June 30, 2019, which was driven by capital expenditures ($180.5 million), primarily related to our Uniti Fiber and Uniti Towers businesses partially offset by proceeds related to the sale of Uniti Towers’ Latin American and ground lease businesses ($127.5 million).

	Six Months Ended June 30,
(Thousands)	2020	2019
Cash flow from financing activities:
Repayment of senior secured term loan B	$(2,044,728)	$-
Principal payments on debt	-	(10,540)
Dividends paid	(71,645)	(120,161)
Payments of contingent consideration	(7,086)	(28,170)
Distributions paid to noncontrolling interests	(1,282)	(2,686)
Borrowings under revolving credit facility	10,000	139,000
Payments under revolving credit facility	(456,700)	(203,981)
Capital lease payments	(1,979)	(1,896)
Payments for financing costs	(47,775)	(49,462)
Common stock issuance, net of costs	-	21,641
Proceeds from issuance of notes	2,250,000	345,000
Proceeds from sale of warrants	-	50,819
Payment for bond hedge option	-	(70,035)
Employee stock purchase program	306	447
Net share settlement	(1,050)	(1,765)
Net cash (used in) provided by financing activities	$(371,939)	$68,211

Cash used in financing activities was $371.9 million for the six months ended June 30, 2020, which was primarily driven by the repayment of senior secured term loan B ($2.04 billion), net payments under the Revolving Credit Facility ($446.7 million), dividend payments ($71.6 million) and payments for financing costs ($47.8 million), partially offset by the proceeds from the issuance of the 2025 Secured Notes ($2.25 billion).  Cash provided by financing activities was $68.2 million for the six months ended June 30, 2019, which primarily represents the proceeds from issuance of exchangeable notes ($345.0 million), proceeds from sale of warrants ($50.8 million) and net proceeds under our ATM Program ($21.6 million). This was partially offset by dividend payments ($120.2 million), payment for bond hedge option ($70.0 million), net repayments under the Revolving Credit Facility ($65.0 million), payments for financing costs ($49.5 million), contingent consideration payments ($28.2 million), principal payments related to the Term Loan Facility ($10.5 million) and distributions paid to noncontrolling interests ($2.7 million).

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

We have established the ATM Program to sell shares of common stock having an aggregate offering price of up to $250 million. The ATM Program supersedes and replaces the $250 million program we commenced on September 2, 2016, which had approximately $117.1 million available for issuance under such program.  This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios.   We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities.  As of June 30, 2020, we had $290 million in borrowing availability under our Revolving Credit Facility, however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  In light of the COVID-19 pandemic and its effects on the global economy and capital markets, we are closely monitoring the equity and debt markets and will seek to access them promptly if and when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt. We will need to raise additional capital if the Settlement, which includes growth capital investments, with Windstream is effectuated.

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

In light of the COVID-19 pandemic, recent developments and uncertainty surrounding Windstream, as discussed in Note 2 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, until such time as the Settlement is approved and Windstream emerges from bankruptcy, we have taken measures, and may take further measures, to conserve cash as we anticipate that it will be more difficult for us to access the capital markets at attractive rates until such uncertainty is clarified.

Capital Expenditures

	Six Months Ended June 30, 2020
(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$9,063	$-	$-	$-	$9,063
Fiber Infrastructure	94,296	3,355	1,861	1,298	100,810
Towers	24,156	6	-	-	24,162
Corporate and non-network	-	-	-	-	-
Total capital expenditures	$127,515	$3,361	$1,861	$1,298	$134,035

We categorize our capital expenditures as either (i) success-based, (ii) maintenance, (iii) integration or (iv) corporate and non-network.  We define success-based capital expenditures as those related to installing existing or anticipated contractual customer service orders.  Maintenance capital expenditures are those necessary to keep existing network elements fully operational.  Integration capital expenditures are those made specifically with respect to recent acquisitions that are essential to integrating acquired companies in our business. We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber businesses, and expect that cash on hand and cash flows provided by operating activities will be sufficient to support these investments.  We have the right, but not the obligation, to fund growth capital expenditures in certain of our lease arrangements where we are the lessor.

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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2019 - December 31, 2019	January 15, 2020	$0.22	December 31, 2019
January 1, 2020 - March 31, 2020	April 15, 2020	$0.15	March 31, 2020
April 1, 2020 - June 30, 2020	July 10, 2020	$0.15	June 26, 2020

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

Goodwill–The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets.  In accordance with ASC 350, Intangibles – Goodwill and Other we have considered events or circumstances resulting from the COVID-19 pandemic that may indicate whether it is more likely than not that the fair value of reporting unit is less than its carrying value.  After consideration of such events or circumstances, including evaluating potential impacts on our judgements and estimates regarding our projected cash flows used in the determination of the estimated fair value of our Fiber reporting unit, we have determined that it is not more likely than not that the fair value of reporting unit is less than its carrying value; therefore, we have not performed an interim impairment analysis during the quarter.  We will continue to monitor the impacts that the COVID-19 pandemic has on our business and may conclude that an interim impairment analysis is required in a future period, if we determine that the COVID-19 pandemic is negatively impacting our business.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. As of June 30, 2020, there has been no material change to these estimates.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Remediation of Previously Disclosed Material Weakness in Internal Control Over Financial Reporting

As disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019, during the fourth quarter of 2019, we identified a material weakness in our internal control over financial reporting due to the following material weakness.  We did not design or maintain effective controls over the identification and valuation of certain assets in the application of the acquisition method of accounting for asset acquisitions, including the determination of appropriate useful lives for certain assets.  Specifically, our controls over the development and application of inputs, assumptions and calculations used in fair value measurements were not designed and operating effectively at an appropriate level of precision.  Management initiated a plan to remediate the material weakness, and implemented improvements to the design and operation of control activities and procedures associated with the timeliness of the identification and valuation of assets acquired in asset acquisitions.

During the quarter ended June 30, 2020, we completed our testing of the design of the actions discussed above. We have concluded that the enhanced control processes have now been designed so as to provide reasonable assurance as to their operating effectiveness, and, as a result, we believe that the material weakness described above was remediated as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

Other than the changes made in response to the material weakness as described above, there were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Windstream Bankruptcy Filing

Prior to its bankruptcy filing described below, Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off. Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective. In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and is currently operating as a “debtor in possession” under supervision of the Bankruptcy Court.  See in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information concerning the impact Windstream’s bankruptcy may have on our operations and financial conditions.

Windstream Litigation and Settlement

On July 25, 2019, in connection with Windstream’s bankruptcy commenced on February 25, 2019, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the Bankruptcy Court in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.  An adverse determination in the adversary proceedings with Windstream could materially adversely affect our results of operations, liquidity and financial condition and our status as a REIT.

On March 2, 2020, Uniti and Windstream jointly announced that they agreed to the Settlement to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement. On May 12, 2020, Uniti and Windstream entered into a settlement agreement to implement the Settlement.  As a result, we have recorded a $650.0 million charge during the quarter ended June 30, 2020, which represents the estimated fair value of the litigation component of the Settlement; however, this estimate is subject to change in future periods if new facts or circumstances arise that are unknown at this time.

On June 26, 2020, the Bankruptcy Court approved Windstream’s plan of reorganization.  Consummation of the plan of reorganization is subject to certain conditions precedent, including consummation of the Settlement and receipt of certain regulatory approvals. On July 3, 2020, UMB Bank and U.S. Bank, as indenture trustees for certain of Windstream’s prepetition unsecured notes, and CQS US, LLC appealed the Bankruptcy Court’s order approving the plan of reorganization.  The appeals are pending before the United States District Court for the Southern District of New York.  On July 7, 2020, UMB Bank settled its appeal of the order approving the plan of reorganization. On July 9, 2020, CQS US, LLC filed a motion seeking reconsideration of UMB Bank’s settlement.

The Settlement is subject to finalizing and executing definitive documentation and the receipt of certain regulatory approvals.  In July 2020, we received satisfactory “true lease” opinions confirming that the New Leases are “true leases” for U.S. federal income tax purposes, which satisfied conditions precedent to effectuating the Settlement. Following satisfaction of all such conditions precedent, consummation of the Settlement will occur on the earlier of Windstream’s emergence from bankruptcy and February 28, 2021. All litigation between Windstream and Uniti, including matters referenced herein, is stayed while the parties implement the Settlement.

As noted above, as of the date of this Quarterly Report on Form 10-Q, we have estimated that $650.0 million of the consideration to be paid to Windstream should be classified as settlement of litigation, and therefore, we have recorded a charge during the quarter ended June 30, 2020.  This charge represents the estimated fair value of the litigation settlement component of the Settlement, and is subject to change in future periods if new facts or circumstances arise that are unknown at this time. See Note 15 to our accompanying

Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information concerning the Windstream litigation and Settlement.

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

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, and a hearing on the motion was heard on May 12, 2020, but no decision has been issued.  We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

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

On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation. On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the consolidated action, asserting similar claims as in the Shareholder Actions.  On July 10, 2020, defendents moved to dismiss the consolidated amended complaint.  Briefing on that motion is expected to be complete by October 23, 2020. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2020.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020, as supplemented by the supplemental risk factors related to the COVID-19 pandemic, included in Part II, “Item 1A Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as further supplemented by the following revised risk factors related to the COVID-19 pandemic.

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

The local governments in some of the markets in which we operate mandated residents to stay at home and temporarily closed businesses that are not considered essential. While some of these measures have been loosened, the ongoing pandemic and COVID-19 outbreaks has resulted in, and may continue to result in, reinstating these measures or implementing new or additional measures.  Although our businesses are considered essential, the current COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors:

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

•	the impact on our contracts with customers and suppliers, including potential disputes over whether COVID-19 constitutes a force majeure event;
•	adverse impact on the timing of installs in our enterprise and wholesale customer segments at Uniti Fiber;
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

We have implemented policies and procedures designed to mitigate the risk of adverse impacts of the COVID-19 pandemic, or a future pandemic, on our operations, but we may incur additional costs to ensure continuity of business operations caused by COVID-

19, or other future pandemics, which could adversely affect our financial condition and results of operations. However, the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and actions taken to contain COVID-19 or its impact, among others.

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

Additionally, due to the ongoing COVID-19 pandemic, large numbers of our employees are working remotely from their homes, which could have the effect of exacerbating any of the foregoing risks. While we have taken steps to ensure the security of our data and to prevent security breaches, many of these measures are being deployed for the first time on a widespread and sustained basis, and there is no guarantee the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely. As a result, we may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below provides information regarding shares of common stock withheld from Uniti employees to satisfy minimum statutory tax withholding obligations arising from the vesting of restricted stock granted under the Uniti Group Inc. 2015 Equity Incentive Plan. The shares of common stock withheld to satisfy tax withholding obligations may be deemed purchases of such shares required to be disclosed pursuant to this Item 2.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	57,035	$5.79	—	—
May 1, 2020 to May 31, 2020	1,313	7.18	—	—
June 1, 2020 to June 30, 2020	22,801	8.74	—	—
Total	81,149	$6.64	—	—

(1) The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
10.1

Settlement Agreement, dated as of May 12, 2020 by and among Windstream Holdings, Inc., Windstream Services, LLC and certain of their subsidiaries, and Uniti Group Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 001-36708)).

15.1*	Acknowledgement of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Independent Registered Public Accounting Firm.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	August 10, 2020	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 10, 2020	/s/ Blake Schuhmacher
Blake Schuhmacher Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)