Form 10-Q
period 2020-09-30
Uniti Group Inc.
filed 2020-11-09
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 232,749,009 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have entered into with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and subsidiaries, “Windstream”);  our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding the effect of the COVID-19 pandemic on our results of operations and financial condition, including the potential need to perform an interim goodwill analysis and report an impairment charge related thereto; our expectations regarding the effect of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) on our tax position; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; our expectations regarding the probability of our obligation to pay contingent consideration upon Tower Cloud, Inc.'s (“Tower Cloud”) achievement of certain defined operational and financial milestones; expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; our expectations regarding the wind down of the Consumer CLEC business; and expectations regarding the payment of dividends.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	the future prospects of our largest customer, Windstream, following its emergence from bankruptcy;
•	adverse impacts of the COVID-19 pandemic on our employees, our business, the business of our customers and other business partners and the global financial markets;
•	the ability and willingness of our customers to meet and/or perform their obligations under any contractual arrangements entered into with us, including master lease arrangements;
•	the ability of our customers to comply with laws, rules and regulations in the operation of the assets we lease to them;
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

•	the impact on our business or the business of our customers as a result of credit rating downgrades, and fluctuating interest rates;
•	adverse impacts of litigation or disputes involving us or our customers;
•	our ability to retain our key management personnel;

•	our ability to maintain our status as a REIT;
•	changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs, including the impact of the 2017 U.S. tax reform legislation and the CARES Act;
•	covenants in our debt agreements that may limit our operational flexibility;
•	the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019, and Part II, Item 1A “Risk Factors” our Quarterly Reports for the quarters ended March 31, 2020 and June 30, 2020, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (“SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(Thousands, except par value)	(Unaudited) September 30, 2020	December 31, 2019
Assets:
Property, plant and equipment, net	$3,287,300	$3,409,945
Cash and cash equivalents	195,570	142,813
Accounts receivable, net	61,320	77,623
Goodwill	690,672	690,672
Intangible assets, net	405,833	531,979
Straight-line revenue receivable	4,249	2,408
Other assets, net	126,419	161,560
Investments in unconsolidated entities	66,602	-
Total Assets	$4,837,965	$5,017,000
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$161,330	$227,121
Settlement payable (Note 14)	438,577	-
Intangible liability, net	176,000	-
Accrued interest payable	96,394	28,800
Deferred revenue	999,122	1,070,671
Derivative liability, net	25,829	23,679
Dividends payable	36,253	43,282
Deferred income taxes	15,924	24,431
Finance lease obligations	49,412	52,994
Contingent consideration	3,880	11,507
Notes and other debt, net	4,830,371	5,017,679
Total liabilities	6,833,092	6,500,164

Commitments and contingencies (Note 14)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 231,244 shares at September 30, 2020 and 192,142 at December 31, 2019	23	19
Additional paid-in capital	1,205,631	951,295
Accumulated other comprehensive loss	(23,155)	(23,442)
Distributions in excess of accumulated earnings	(3,248,089)	(2,494,740)
Total Uniti shareholders' deficit	(2,065,590)	(1,566,868)
Noncontrolling interests:
Operating partnership units	70,338	83,704
Cumulative non-voting convertible preferred stock, $0.01 par value, 3 shares authorized, 1 issued and outstanding	125	-
Total shareholders' deficit	(1,995,127)	(1,483,164)
Total Liabilities and Shareholders' Deficit	$4,837,965	$5,017,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2020	2019	2020	2019
Revenues:
Leasing	$182,370	$179,648	$552,042	$532,773
Fiber Infrastructure	76,395	77,979	232,942	236,139
Tower	-	3,273	6,112	11,499
Consumer CLEC	-	2,729	651	8,663
Total revenues	258,765	263,629	791,747	789,074
Costs and Expenses:
Interest expense	102,791	104,655	388,427	286,842
Depreciation and amortization	79,880	101,166	250,970	307,571
General and administrative expense	26,659	25,267	81,686	75,921
Operating expense (exclusive of depreciation and amortization)	37,831	39,948	118,308	118,529
Settlement expense (Note 14)	-	-	650,000	-
Transaction related and other costs	20,816	15,179	55,344	28,883
Gain on sale of real estate (Note 5)	(22,908)	(205)	(86,726)	(28,995)
Other (income) expense	3,098	(859)	12,186	(32,091)
Total costs and expenses	248,167	285,151	1,470,195	756,660

Income (loss) before income taxes and equity in earnings (loss) from unconsolidated entities	10,598	(21,522)	(678,448)	32,414
Income tax expense (benefit)	2,801	(1,745)	(7,650)	10,152
Equity in earnings (loss) from unconsolidated entities	(342)	-	(342)	-
Net income (loss)	7,455	(19,777)	(671,140)	22,262
Net income (loss) attributable to noncontrolling interests	190	(357)	(11,808)	523
Net income (loss) attributable to shareholders	7,265	(19,420)	(659,332)	21,739
Participating securities' share in earnings	(229)	(50)	(853)	(301)
Dividends declared on convertible preferred stock	(2)	-	(6)	(656)
Amortization of discount on convertible preferred stock	-	-	-	(993)
Net income (loss) attributable to common shareholders	$7,034	$(19,470)	$(660,191)	$19,789

Earnings (loss) per common share:
Basic	$0.04	$(0.10)	$(3.40)	$0.11
Diluted	$0.04	$(0.10)	$(3.40)	$0.11

Weighted-average number of common shares outstanding:
Basic	198,054	191,940	194,278	185,746
Diluted	198,373	191,940	194,278	185,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2020	2019	2020	2019
Net income (loss)	$7,455	$(19,777)	$(671,140)	$22,262
Other comprehensive income (loss):
Unrealized loss on derivative contracts	-	(8,646)	(7,036)	(58,695)
Changes in foreign currency translation	-	-	-	(63)
Interest rate swap termination	2,829	-	7,325	-
Other comprehensive income (loss):	2,829	(8,646)	289	(58,758)
Comprehensive income (loss)	10,284	(28,423)	(670,851)	(36,496)
Comprehensive income (loss) attributable to noncontrolling interest	237	(511)	(11,806)	(678)
Comprehensive income (loss) attributable to common shareholders	$10,047	$(27,912)	$(659,045)	$(35,818)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

	For the Three Months Ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	-	$-	183,122,757	$18	$855,425	$(18,960)	$(2,413,326)	$87,554	$-	$(1,489,289)
Net loss	-	-	-	-	-	-	(19,420)	(357)	-	(19,777)
Other comprehensive loss	-	-	-	-	-	(8,492)	-	(154)	-	(8,646)
Common stock dividends declared ($0.05 per share)	-	-	-	-	-	-	(9,632)	-	-	(9,632)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(173)	-	(173)
Exchange of noncontrolling interest	-	-	275,788	-	2,280	-	-	(2,280)	-	-
Net share settlement	-	-	-	-	(67)	-	-	-	-	(67)
Stock-based compensation	-	-	12,871	-	2,845	-	-	-	-	2,845
Equity settlement of convertible preferred stock	-	-	8,677,163	1	87,499	-	-	-	-	87,500
Issuance of common stock - employee stock purchase plan	-	-	49,487	-	400	-	-	-	-	400
Balance at September 30, 2019	-	$-	192,138,066	$19	$948,382	$(27,452)	$(2,442,378)	$84,590	$-	$(1,436,839)

Balance at June 30, 2020	-	$-	192,523,083	$19	$957,656	$(25,937)	$(3,219,623)	$70,622	$125	$(2,217,138)
Net income	-	-	-	-	-	-	7,265	190	-	7,455
Other comprehensive income	-	-	-	-	-	2,782	-	47	-	2,829
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(35,731)	-	-	(35,731)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(521)	-	(521)
Net share settlement	-	-	-	-	88	-	-	-	-	88
Stock-based compensation	-	-	34,830	-	3,341	-	-	-	-	3,341
Issuance of common stock - employee stock purchase plan	-	-	52,939	-	-	-	-	-	-	-
Settlement Common Stock (Note 16)	-	-	38,633,470	4	244,546	-	-	-	-	244,550
Balance at September 30, 2020	-	-	231,244,322	23	1,205,631	(23,155)	(3,248,089)	70,338	125	(1,995,127)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Nine Months Ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	-	$-	180,535,971	$18	$757,517	$30,105	$(2,373,218)	$92,375	$-	$(1,493,203)
Impact of change in accounting standard, net of tax	-	-	-	-	-	-	(63,222)	-	-	(63,222)
Net income	-	-	-	-	-	-	21,739	523	-	22,262
At-the-market issuance of common stock, net of offering costs	-	-	1,176,186	-	21,641	-	-	-	-	21,641
Amortization of discount of convertible preferred stock	-	-	-	-	(993)	-	-	-	-	(993)
Other comprehensive loss	-	-	-	-	-	(57,557)	-	(1,201)	-	(58,758)
Common stock dividends declared ($0.05 per share)	-	-	-	-	-	-	(26,802)	-	-	(26,802)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(567)	-	(567)
Exchange of noncontrolling interest	-	-	666,576	-	6,540	-	-	(6,540)	-	-
Convertible preferred stock dividends	-	-	-	-	-	-	(875)	-	-	(875)
Equity settlement convertible preferred stock	-	-	8,677,163	1	87,499	-	-	-	-	87,500
Net share settlement	-	-	-	-	(1,832)	-	-	-	-	(1,832)
Stock-based compensation	-	-	353,498	-	7,930	-	-	-	-	7,930
Equity settled contingent consideration	-	-	645,385	-	11,178	-	-	-	-	11,178
Issuance of common stock - employee stock purchase plan	-	-	83,287	-	847	-	-	-	-	847
Equity component value of exchangeable note issuance, net	-	-	-	-	80,770	-	-	-	-	80,770
Deferred tax liability related to exchangeable note issuance	-	-	-	-	(3,499)	-	-	-	-	(3,499)
Sale of common stock warrant	-	-	-	-	50,819	-	-	-	-	50,819
Payment for bond hedge option	-	-	-	-	(70,035)	-	-	-	-	(70,035)
Balance at September 30, 2019	-	-	192,138,066	19	948,382	(27,452)	(2,442,378)	84,590	-	$(1,436,839)

Balance at December 31, 2019	-	$-	192,141,634	$19	$951,295	$(23,442)	$(2,494,740)	$83,704	$-	$(1,483,164)
Net loss	-	-	-	-	-	-	(659,332)	(11,808)	-	(671,140)
Other comprehensive loss	-	-	-	-	-	287	-	2	-	289
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(94,017)	-	-	(94,017)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1,560)	-	(1,560)
Cumulative non-voting convertible preferred stock	-	-	-	-	-	-	-	-	125	125
Net share settlement	-	-	-	-	(962)	-	-	-	-	(962)
Stock-based compensation	-	-	372,430	-	10,446	-	-	-	-	10,446
Issuance of common stock - employee stock purchase plan	-	-	96,788	-	306	-	-	-	-	306
Settlement Common Stock (Note 16)	-	-	38,633,470	4	244,546	-	-	-	-	244,550
Balance at September 30, 2020	-	$-	231,244,322	$23	$1,205,631	$(23,155)	$(3,248,089)	$70,338	$125	$(1,995,127)

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Thousands)	2020	2019
Cash flow from operating activities
Net (loss) income	$(671,140)	$22,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,970	307,571
Amortization of deferred financing costs and debt discount	27,703	30,045
Write off of deferred financing costs and debt discount	73,952	-
Interest rate swap termination	7,325	-
Deferred income taxes	(8,506)	(6,137)
Equity in (earnings) loss of unconsolidated entities	342	-
Distributions of cumulative earnings from unconsolidated entities	960	-
Loss on derivative instruments	(4,886)	-
Straight-line revenues	(1,036)	(1,450)
Stock-based compensation	10,446	7,930
Change in fair value of contingent consideration	8,086	(28,530)
Gain on sale of real estate	(86,726)	(28,995)
Loss on sale of Uniti Fiber Midwest operations	-	2,242
Loss on asset disposal	1,483	5,206
Other	(300)	156
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17,699	15,885
Other assets	4,331	4,560
Accounts payable, accrued expenses and other liabilities	43,535	56,551
Deferred revenue from prepaid rent - Bluebird/Uniti Fiber Midwest networks (Note 5)	-	174,500
Settlement payable (Note 14)	438,577	-
Net cash provided by operating activities	112,815	561,796
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	-	(4,211)
Bluebird asset acquisition	-	(318,990)
Proceeds from sale of Uniti Fiber Midwest operations	-	6,400
Windstream asset acquisition (Note 5)	(73,127)	-
Other capital expenditures	(214,150)	(264,862)
Proceeds from sale of real estate, net of cash	392,011	130,429
Net cash provided by (used in) investing activities	104,734	(451,234)
Cash flow from financing activities
Repayment of Senior Secured Term Loan B	(2,044,728)	-
Principal payments on debt	-	(15,810)
Dividends paid	(100,759)	(129,075)
Payments of contingent consideration	(15,713)	(32,253)
Distributions paid to noncontrolling interest	(1,802)	(2,873)
Borrowings under revolving credit facility	140,000	139,000
Payments under revolving credit facility	(585,019)	(203,981)
Finance lease payments	(2,890)	(3,179)
Payments for financing costs	(47,775)	(49,497)
Settlement Common Stock issuance (Note 16)	244,550	-
Common stock issuance, net of costs	-	21,641
Proceeds from issuance of notes	2,250,000	345,000
Proceeds from sale of warrants	-	50,819
Payment for bond hedge option	-	(70,035)
Employee stock purchase program	306	847
Net share settlement	(962)	(1,832)
Net cash (used in) provided by financing activities	(164,792)	48,772
Effect of exchange rates on cash and cash equivalents	-	(43)
Net (decrease) increase in cash and cash equivalents	52,757	159,291
Cash and cash equivalents at beginning of period	142,813	38,026
Cash and cash equivalents at end of period	$195,570	$197,317
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$15,242	$19,947
Tenant capital improvements	101,877	122,577
Settlement of convertible preferred stock, Series A Shares	-	87,500
Settlement of contingent consideration through non-cash consideration	-	11,178
Exchange of noncontrolling interest through non-cash consideration	-	6,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Maryland on September 4, 2014. We are an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic broadband networks, wireless communications towers, copper and coaxial broadband networks and data centers. We manage our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.  On June 1, 2020, the Company completed the sale of its Uniti Towers business (see Note 5), and as of the end of the second quarter of 2020, the Company had substantially completed the wind down of its Consumer CLEC business.

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of September 30, 2020, we are the sole general partner of the Operating Partnership and own approximately 98.5% of the partnership interests in the Operating Partnership.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying Condensed Consolidated Financial Statements include all accounts of the Company and its wholly-owned and/or controlled subsidiaries, including the Operating Partnership. Under the Accounting Standards Codification 810, Consolidation (“ASC 810”), the Operating Partnership is considered a variable interest entity and is consolidated in the Condensed Consolidated Financial Statements of Uniti Group Inc. because the Company is the primary beneficiary.  All material intercompany balances and transactions have been eliminated.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Going Concern—In accordance with Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying Condensed Consolidated Financial Statements are issued, concluding there are no such conditions or events.  The accompanying Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

On September 21, 2020, Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and subsidiaries, “Windstream”) emerged from bankruptcy following its voluntary petition for relief under Chapter 11 of the Bankruptcy Code. In connection with Windstream’s emergence from bankruptcy, Uniti entered into several agreements and consummated the transactions, each as described herein, to implement its settlement (the “Settlement”) with Windstream pursuant to the settlement agreement (the “Settlement Agreement”) dated as of May 12, 2020 between Uniti and Windstream. Pursuant to the Settlement, Uniti and Windstream agreed to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those brought by Windstream and certain of its creditors relating to Windstream’s Chapter 11 proceedings and that certain master lease dated as of April 24, 2015 (the “Master Lease”).  See Note 14.

Investments in Unconsolidated Entities—We report our investments in unconsolidated entities under the equity method of accounting. We adjust our investments in unconsolidated entities for additional contributions made, distributions received as well as our share of the investees’ earnings or losses, which are reported on a 30-day lag for the investment in BB Fiber Holdings LLC (“Fiber Holdings”) and on a 90-day lag for the investment in Harmoni Towers LP (“Harmoni”), and are included in equity in earnings from unconsolidated entities in our Consolidated Statements of Income (Loss).  See Note 6.

Goodwill—In accordance with ASC 350, Intangibles – Goodwill and Other, we evaluate goodwill for impairment between annual impairments tests if an event occurs or circumstances change, including those resulting from the COVID-19 pandemic, that may indicate whether it is more likely than not that the fair value of reporting unit is less than its carrying value.  After consideration of such events or circumstances, including evaluating potential impacts on our judgements and estimates regarding our projected cash flows used in the determination of the estimated fair value of our Fiber reporting unit, we have determined that it is not more likely than not that the fair value of reporting unit is less than its carrying value; therefore, we have not performed an interim impairment analysis during the quarter.

We will perform our annual goodwill impairment test during the fourth quarter of 2020 by estimating the fair value of our reporting units (which are our segments).  We intend to use a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions  Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which includes expected revenue and expense growth rates, capital expenditure plans and cost of capital. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data.  We last performed our annual impairment analysis during the fourth quarter of 2019 and concluded the implied fair value of our Fiber Infrastructure reporting unit was in excess of its carrying value by less than 2%.  Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change and could result in a goodwill impairment charge.

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

Concentration of Credit Risks—Revenue under the Master Lease and the New Leases (as described in Note 4) provided 66.1% and 65.3% of our revenue for the nine months ended September 30, 2020 and 2019, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the New Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the New Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Windstream historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Sections 12(g) and 15(d) under the Exchange Act.  Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

We monitor the credit quality of Windstream through numerous methods, including by (i) reviewing credit ratings of Windstream by nationally recognized credit agencies, (ii) reviewing the financial statements of Windstream that are required to be delivered to us pursuant to the New Leases, (iii) monitoring new reports regarding Windstream and its business, (iv) conducting research to ascertain industry trends potentially affecting Windstream, (v) monitoring Windstream’s compliance with the terms of the New Leases and (vi) monitoring the timeliness of its payments under the New Leases.

As of the date of this Quarterly Report on Form 10-Q, Windstream is current on all lease payments.  We note that in August 2020, Moody’s Investor Service assigned a B3 corporate family rating with a stable outlook to Windstream in connection with its post-emergence exit financing.  At the same time, S&P Global Ratings assigned Windstream a B- issuer rating with a stable outlook.  These ratings were both upgrades from Windstream’s pre-bankruptcy ratings.  In order to assist us in our continuing assessment of Windstream’s creditworthiness, we periodically receive certain confidential financial information and metrics from Windstream.

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

Leasing

Leasing revenue represents the results from our leasing business, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Due to the nature of these activities, they are outside the scope of the guidance of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(“Topic 606”), and are recognized under other applicable guidance, including ASC 842, with the exception of maintenance on sales-type leases which fall under the guidance of Topic 606. See Note 4.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2020	2019	2020	2019
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$25,160	$31,449	$80,568	$97,055
Enterprise and wholesale	19,875	21,591	58,761	57,561
E-Rate and government	17,375	18,879	60,133	63,407
Other	2,345	475	3,648	2,158
Fiber Infrastructure	$64,755	$72,394	$203,110	$220,181
Consumer CLEC	-	2,729	651	8,663
Leasing	177	-	177	-
Total revenue from contracts with customers	64,932	75,123	203,938	228,844
Revenue accounted for under other applicable guidance	193,833	188,506	587,809	560,230
Total revenue	$258,765	$263,629	$791,747	$789,074

At September 30, 2020, and December 31, 2019, lease receivables were $18.4 million and $28.8 million, respectively, and receivables from contracts with customers were $42.7 million and $48.6 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and nine months ended September 30, 2020, we recognized revenues of $2.6 million and $4.0 million, respectively, which was included in the December 31, 2019 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2019	$11,535	$12,717
Balance at September 30, 2020	$5,210	$12,671

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of September

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

30, 2020, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $503.0 million, of which $422.7 million is related to contracts that are currently being invoiced and have an average remaining contract term of 1.9 years, while $80.3 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 6.6 years.

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

The components of lease income for the three and nine months ended September 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2020	2019	2020	2019
Lease income - operating leases	$193,833	$188,506	$587,809	$560,230

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of September 30, 2020 are as follows:

(Thousands)	September 30, 2020 (1)
2020	$183,225
2021	731,304
2022	729,127
2023	730,011
2024	731,612
Thereafter	4,260,882
Total lease receivables	$7,366,161
(1) Total future minimum lease payments to be received include $6.5 billion relating to the New Leases with Windstream.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	September 30, 2020	December 31, 2019
Land	$26,596	$27,392
Building and improvements	334,481	341,096
Poles	263,574	258,535
Fiber	2,959,468	2,836,939
Equipment	421	419
Copper	3,830,129	3,792,366
Conduit	89,770	89,770
Tower assets	1,397	168,453
Finance lease assets	32,660	32,660
Other assets	10,279	10,279
	7,548,775	7,557,909
Less: accumulated depreciation	(5,170,394)	(5,033,080)
Underlying assets under operating leases, net	$2,378,381	$2,524,829

Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and nine months ended September 30, 2020 and 2019, respectively, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2020	2019	2020	2019
Depreciation expense for underlying assets under operating leases	$50,841	$73,606	$160,278	$224,973

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

As of September 30, 2020, we have short term lease commitments amounting to approximately $2.1 million.

The components of lease cost for the three and nine months ended September 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2020	2019	2020	2019
Finance lease cost
Amortization of ROU assets	$920	$1,283	$2,890	$3,179
Interest on lease liabilities	943	1,571	2,890	3,192
Total finance lease cost	1,863	2,854	5,780	6,371
Operating lease cost	5,313	6,024	19,272	19,278
Short-term lease cost	542	522	1,551	1,451
Variable lease cost	41	47	124	304
Less sublease income	(2,733)	(2,479)	(9,503)	(7,857)
Total lease cost	$5,026	$6,968	$17,224	$19,547

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Amounts reported in the Condensed Consolidated Balance Sheets for leases where we are the lessee were as follows:

(Thousands)	Location on Condensed Consolidated Balance Sheets	September 30, 2020	December 31, 2019
Operating leases
ROU assets, net	Other assets, net	$82,985	$127,490
Lease liabilities	Accounts payable, accrued expenses and other liabilities, net	73,049	127,879

Finance leases
ROU asset, gross	Property, plant and equipment, net	$128,259	$129,900
Lease liabilities	Finance lease obligations	49,412	52,994

Weighted-average remaining lease term
Operating leases		11.9 years	11.8 years
Finance leases		13.5 years	13.9 years

Weighted-average discount rate
Operating leases		10.0%	9.7%
Finance leases		8.0%	8.0%

Other information related to leases as of September 30, 2020 and 2019, respectively, are as follows:

(Thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,890	$3,192
Operating cash flows from operating leases	22,573	20,519
Financing cash flows from finance leases	2,890	3,179

Non-cash items:
New operating leases and remeasurements, net	$426	$23,706
New finance leases	31	3,240

Future lease payments under non-cancellable leases as of September 30, 2020 are as follows:

(Thousands)	Operating Leases	Finance Leases
2020	$5,525	$1,758
2021	19,841	6,810
2022	17,172	6,680
2023	14,515	6,658
2024	10,359	6,294
Thereafter	40,596	50,824
Total undiscounted lease payments	$108,009	$79,024
Less: imputed interest	(34,960)	(29,612)
Total lease liabilities	$73,049	$49,412

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Future sublease rentals as of September 30, 2020 are as follows:

(Thousands)	Sublease Rentals
2020	$2,619
2021	8,187
2022	8,220
2023	8,255
2024	8,289
Thereafter	122,169
Total	$157,739

New Leases

On September 18, 2020, in connection with Windstream’s emergence from bankruptcy and the implementation of the Settlement with Windstream described in Note 14 below, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases that each expire on April 30, 2030 (collectively, the “New Leases”), which New Leases amended and restated the Master Lease in its entirety. The New Leases consist of two leases:  (a) a master lease (the “ILEC MLA”) that governs Uniti owned assets used for Windstream’s incumbent local exchange carrier (“ILEC”) operations and (b) a master lease (the “CLEC MLA”) that governs Uniti owned assets used for Windstream’s competitive local exchange carrier (“CLEC”) operations. The aggregate initial annual rent under the New Leases is equal to the annual rent under the Master Lease previously in effect. The tenants under the ILEC MLA are Windstream Holdings II, LLC (“Windstream Holdings II,” successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (“Windstream Services II,” successor in interest to Windstream Services LLC), and certain subsidiaries and/or newly formed affiliated entities operating the ILECs, and the landlords under the ILEC MLA are the Uniti entities that own the applicable ILEC assets. Similarly, the tenants under the CLEC MLA are Windstream Holdings II, Windstream Services II, and certain subsidiaries and/or newly formed affiliated entities operating CLECs, and the landlords under the CLEC MLA are the Uniti entities that own the CLEC assets. The New Leases contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is the tenant under both of the New Leases and unless and until the landlords under the ILEC MLA are different from the landlords under the CLEC MLA. The New Leases permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the New Leases, together or separately, so long as Uniti does not transfer interests in either New Lease to a Windstream competitor.

In addition, the New Leases impose certain financial restrictions on Windstream if Windstream fails to maintain certain financial covenants.  Windstream covenants not to incur certain indebtedness (other than certain refinancing in a principal amount that does not exceed the sum of the principal amount of the indebtedness refinanced, the accrued and unpaid interest on such indebtedness refinanced and any other amounts owing thereon and any customary costs incurred in connection with such refinancing or drawings under its third party syndicated revolving credit facility, in an amount not to exceed $750 million) if its total leverage ratio, pro forma for the incurrence of such indebtedness, would exceed 3.00:1:00.  Further, Windstream covenants not to incur certain additional indebtedness, pay dividends, repurchase stock or prepay unsecured debt, or enter into a transaction with an entity controlled by a member of the board without Uniti’s consent if Windstream’s total leverage ratio exceeds 3.50:1.00.  Notwithstanding the foregoing, the financial covenants described herein shall not apply at any time in which Windstream maintains a corporate family rating of not less than “B2” by Moody’s and either “B” by Standard & Poor’s or “B” by Fitch Ratings.

Pursuant to the New Leases, Windstream (or any successor tenant under a New Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (or the applicable tenant under the New Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both New Leases (and under separate equipment loan facilities) are limited to $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of GCI commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the New Leases.  Interest on these loans will accrue at 8% from the date of the borrowing.  All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

receive a first-lien security interest in the equipment purchased with the loans.  For any cumulative Growth Capital Improvements that Windstream (or the successor tenant under a New Lease) incurs in excess of the foregoing annual amounts in any calendar year during the term, Windstream (or such tenant, as the case may be) is entitled to reimbursement from the commitment amounts in a subsequent period, subject to an annual limit of $250 million in any calendar year. Starting on the first anniversary of each installment of reimbursement for a Growth Capital Improvement, the rent payable by Windstream under the applicable New Lease will increase by an amount equal to 8.0% (the “Rent Rate”) of such installment of reimbursement. The Rent Rate will thereafter increase to 100.5% of the prior Rent Rate on each anniversary of each reimbursement. In the event that the tenant’s interest in either New Lease is transferred by Windstream under the terms thereof (unless transferred to the same transferee), or if Uniti transfers its interests as landlord under either New Lease (unless to the same transferee), the reimbursement rights and obligations will be allocated between the ILEC MLA and the CLEC MLA by Windstream, provided that the maximum that may be allocated to the CLEC MLA following such transfer is $20 million per year.  If Uniti fails to reimburse any Growth Capital Improvement payment or equipment loan funding request as and when it is required to do so under the terms of the New Leases, and such failure continues for thirty (30) days, then such unreimbursed amounts may be applied as an offset against the rent owed by Windstream under the New Leases (and such amounts will thereafter be treated as if Uniti had reimbursed them).

The New Leases provide, and the Master Lease provided, that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacement to the Distribution Systems, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. TCIs exclude Growth Capital Improvements as an when reimbursed by Uniti.

During the three months ended September 30, 2020, Uniti reimbursed $29.1 million of Growth Capital Improvements, which, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as TCIs.  Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $0.4 million and reported within other assets on our Condensed Consolidated Balance Sheet as of September 30, 2020, will be amortized against revenue over the initial term of the New Leases. Subsequent to September 30, 2020, Windstream requested and we reimbursed $38.1 million of qualifying Growth Capital Improvements that were reported as TCIs as of September 30, 2020.  As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $67.2 million of Growth Capital Improvements, and all amounts represent the reimbursement of qualifying Growth Capital Improvements that were previously reported as TCIs in 2020.

Note 5. Asset Acquisitions and Dispositions

2020 Transactions

Windstream Settlement Agreement

On September 18, 2020, and in furtherance of the Settlement Agreement (see Note 14), Uniti and Windstream closed an asset purchase agreement, as amended by a letter agreement (collectively, the “Asset Purchase Agreement”), pursuant to which (a) Uniti paid to Windstream approximately $284.6 million and (b) Windstream (i) granted to Uniti exclusive rights to use 1.8 million fiber strand miles leased by Windstream under the CLEC MLA, which fiber strands are either unutilized or utilized under certain dark fiber indefeasible rights of use (“IRUs”) that were simultaneously transferred to Uniti, (ii) conveyed to Uniti fiber assets (and underlying rights) consisting of 0.4 million fiber strand miles (covering 4,000 route miles) owned by Windstream, and (iii) transferred and assigned to subsidiaries of Uniti dark fiber IRUs relating to (x) the fiber strand miles granted to Uniti under the CLEC MLA (and described in clause (i)), which IRUs currently generate approximately $22 million in annual EBITDA and (y) the fiber assets (and underlying rights) for the 0.4 million fiber strand miles conveyed to Uniti (and described in clause (ii)), which IRUs currently generate $7 million of annual EBITDA. In addition, upon the transfer of the Windstream owned fiber assets (described in clause (ii) above), Uniti granted to Windstream a 20-year IRU for certain strands included in the transferred fiber assets.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Company concluded that the Asset Purchase Agreement, and the obligation for Uniti to make cash payments to Windstream in accordance with the terms of the Settlement Agreement (see Note 14), should be combined for the accounting purpose of ASC 842.  As such, total consideration provided to Windstream under the Settlement has been allocated as follows:

(Thousands)
Consideration:
Asset Purchase Agreement	$284,550
Fair value of settlement obligation	438,577
Total consideration	$723,127

Fair values of the assets acquired and liabilities assumed as of the acquisition date:
Property, plant and equipment	$170,754
Intangible assets, net	66,290
Other assets	12,083
Intangible liabilities, net	(176,000)
Total assets acquired, net	73,127
Settlement expense	650,000
Total	$723,127

Of the $66.3 million of intangible assets acquired, $55.8 million is related to contracts (6 year life) and $10.5 million is related to underlying rights agreements (30 year life). The Company determined the useful life of the contract intangible assets using the weighted-average remaining term and the rights of way intangible asset by aligning the useful life of the intangible with that of the underlying fiber assets acquired.  The intangible liability represents a below market lease, where we are the lessor, and has a useful life of 20 years, which aligns with the term of the agreement.  Acquired right of use assets $11.3 million and prepaid assets $0.8 million are recorded within other assets on our Consolidated Balance Sheets.

Sale of Midwest Fiber Network

On July 1, 2020, the Company completed the sale of the entity that controlled the Company’s Midwest fiber network assets (the “Propco”) to Macquarie Infrastructure Partners (“MIP”), selling net assets having a book value of $186.5 million for total cash consideration of $167.6 million.  The Company retained a 20% investment interest in the Propco, having a fair value of $41.9 million, through a newly-formed limited liability company with MIP (see Note 6).  During the third quarter, we recorded a gain of $23.0 million related to this transaction.

Sale of U.S. Tower Portfolio

On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody, selling net assets having a book value of $190.0 million for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the tower business, having a fair value of $26.0 million, through a newly-formed limited partnership with Melody (see Note 6), and will receive incremental earn-out payments, estimated to be $1.9 million, which is included in other assets on the Condensed Consolidated Balance Sheet as of September 30, 2020.  During the second quarter, we recorded a gain of $63.7 million related to this transaction.

2019 Transactions

Bluebird Network, LLC

On August 30, 2019, the Company closed on its operating company/property company transaction with MIP to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets division of Macquarie Group.  Bluebird’s network consists of approximately 178,000 fiber strand miles in the Midwest across Missouri, Kansas, Illinois and Oklahoma. In the transaction, Uniti purchased the Bluebird fiber network and MIP purchased the Bluebird operations. In addition, Uniti sold Uniti Fiber’s Midwest operations to MIP, while Uniti retained its existing Midwest fiber network. Uniti acquired the fiber network of Bluebird for $320.8 million, which included transaction costs of $1.8 million.  Uniti funded $175 million in cash and

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

$144 million from pre-paid rent received from MIP at closing. The pre-paid rent is recorded within deferred revenue on our Consolidated Balance Sheet.  In connection with the sale of the Company’s Midwest operations, we received total upfront cash of approximately $37 million, including related pre-paid rent received from MIP at closing. Concurrently with the closing of these transactions, Uniti has leased the Bluebird fiber network and its Midwest fiber network on a combined basis to MIP, under a long-term triple net lease (the “Bluebird Lease”).

Sale of Ground Lease Portfolio

On May 23, 2019, the Company completed the sale of substantially all of its U.S. ground lease business.  During the second quarter of 2019, we received cash consideration of $30.7 million resulting in a pre-tax gain of $5.0 million.

Sale of Latin American Tower Portfolio

On April 2, 2019, the Company completed the sale of the Uniti Towers’ Latin America business (“LATAM”) to an entity controlled by Phoenix Towers International for cash consideration of $101.6 million resulting in a pre-tax gain of $23.8 million.

Note 6. Investments in Unconsolidated Entities

As of September 30, 2020, the Company had an aggregate investment of $66.6 million in its equity method unconsolidated entities, which included a 42% interest in Fiber Holdings and a 10% interest in Harmoni.

Fiber Holdings

Fiber Holdings was primarily established to develop fiber networks as real estate property for long-term investment.  Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner.  Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco.  The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings was approximately $41.4 million as of September 30, 2020. The Company has not provided financial support to Fiber Holdings.

Harmoni

Harmoni was primarily established to develop wireless communication towers as real estate property for long-term investment.  We concluded that Harmoni is a VIE; however, the Company determined that it was not the primary beneficiary of Harmoni because the Company lacks the power to direct the activities that most significantly impact its economic performance. The Company’s current investment and maximum exposure to loss as a result of its involvement with Harmoni was approximately $25.2 million as of September 30, 2020. The Company has not provided financial support to Harmoni.

We provide transition services to Harmoni in exchange for fees and reimbursements. Total transition service fees earned in connection with Harmoni were $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2020, which is included in operating expense on a net basis in our Consolidated Statements of Income (Loss).

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

The following table summarizes the fair value of our financial instruments at September 30, 2020 and December 31, 2019:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2020
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,373,750	$-	2,373,750	$-
Senior secured notes - 6.00%, due April 15, 2023	548,625	-	548,625	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,090,575	-	1,090,575	-
Senior unsecured notes - 7.125%, due December 15, 2024	577,500	-	577,500	-
Exchangeable senior notes - 4.00%, due June 15, 2024	387,866	-	387,866	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	129,987	-	129,987	-
Derivative liability, net	25,829	-	25,829	-
Settlement payable	438,577	-	438,577	-
Contingent consideration	3,880	-	-	3,880
Total	$5,576,589	$-	$5,572,709	$3,880

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2019
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,998,721	$-	$1,998,721	$-
Senior secured notes - 6.00%, due April 15, 2023	528,000	-	528,000	-
Senior unsecured notes - 8.25%, due October 15, 2023	971,250	-	971,250	-
Senior unsecured notes - 7.125%, due December 15, 2024	511,500	-	511,500	-
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	309,638	-	309,638	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	574,961	-	574,961	-
Derivative liability	23,679	-	23,679	-
Contingent consideration	11,507	-	-	11,507
Total	$4,929,256	$-	$4,917,749	$11,507

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $4.99 billion at September 30, 2020, with a fair value of $5.11 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 9. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of September 30,

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.

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

Uniti is required to make a $490.1 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence (the “Settlement Payable”) (see Note 14).  The Settlement Payable is carried at fair value, which was determined using the present value of expected future cash flows and is classified as Level 2 inputs with the fair value hierarchy.  The fair value of the Settlement Payable is $438.6 million and is reported as settlement payable on our Condensed Consolidated Balance Sheet at September 30, 2020.

We acquired Tower Cloud, Inc. (“Tower Cloud”) on August 31, 2016.  As part of the Tower Cloud acquisition, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones from the date of acquisition through December 31, 2021.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash. We recorded the estimated fair value of future contingent consideration of $3.9 million as of September 30, 2020. The fair value of the contingent consideration as of September 30, 2020, was determined using a discounted cash flow model and probability adjusted estimates of the future operational milestones and is classified as Level 3. During the nine months ended September 30, 2020 and 2019, we paid $15.7 million and $32.2 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statements of Income (Loss) in the period in which the change occurs.  For the three and nine months ended September 30, 2020, there was a $1.9 million and $8.1 million, respectively, increase in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of Income (Loss).  For the three and nine months ended September 30, 2019, there was a $3.0 million and $28.5 million, respectively, decrease in the fair value of the contingent consideration that was recorded in other (income) expense on the Condensed Consolidated Statements of Income (Loss).

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2019	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	September 30, 2020
Contingent consideration	$11,507	$-	$8,086	$(15,713)	$3,880

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 8. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	September 30, 2020	December 31, 2019
Land	Indefinite	$27,936	$28,337
Building and improvements	3 - 40 years	349,900	355,225
Real property interests	(1)	-	3,308
Poles	30 years	263,574	258,535
Fiber	30 years	3,666,336	3,456,398
Equipment	5 - 7 years	327,448	293,427
Copper	20 years	3,830,129	3,792,366
Conduit	30 years	89,771	89,770
Tower assets	20 years	8,571	170,063
Finance lease assets	(1)	128,259	129,900
Other assets	15 - 20 years	10,370	11,591
Corporate assets	3 - 7 years	13,323	5,552
Construction in progress	(1)	51,543	89,007
		8,767,160	8,683,479
Less accumulated depreciation		(5,479,860)	(5,273,534)
Net property, plant and equipment		$3,287,300	$3,409,945
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three and nine months ended September 30, 2020 was $73.3 million and $228.3 million, respectively. Depreciation expense for the three and nine months ended September 30, 2019 was $94.9 million and $288.9 million, respectively.

Note 9. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate Senior Secured Term Loan B facility. These interest rate swaps were designated as cash flow hedges and have a notional value of $2.03 billion and mature on October 24, 2022.  As result of the repayment of the Company’s term loan facility in February of 2020 (see Note 11), the Company entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps.  As a result, the Company discontinued hedge accounting as the hedge accounting requirements were no longer met.  Amounts in accumulated other comprehensive (loss) income as of the date of de-designation, will be reclassified to interest expense as the hedged transactions impact earnings.  Prospectively, changes in fair value of all interest rate swaps will be recorded directly to earnings.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Condensed Consolidated Balance Sheets.  The gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of September 30, 2020 were as follows:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
Assets
Interest rate swaps	$31,871	$(31,871)	$-
Total	$31,871	$(31,871)	$-

Liabilities
Interest rate swaps	$57,700	$(31,871)	$25,829
Total	$57,700	$(31,871)	$25,829

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	September 30, 2020	December 31, 2019
Interest rate swaps	Derivative liability, net	$25,829	$23,679

As of September 30, 2020, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability, net in our Condensed Consolidated Balance Sheets. As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. For the nine months ended September 30, 2020, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments prior to the February 2020 discontinuance of hedge accounting was $7.7 million. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2020 was $2.8 million and $8.0 million, respectively

As of September 30, 2019, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability, net in our Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2019, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments was $7.9 million and $54.0 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2019 was a benefit of $0.7 million and $4.7 million, respectively.

During the next twelve months, beginning October 1, 2020, we estimate that $11.3 million will be reclassified as an increase to interest expense.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Note Hedge Transactions are separate transactions, entered into by Uniti Fiber with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Note Hedge Transactions. Uniti Fiber used approximately $70.0 million of the net proceeds from the offering of the Exchangeable Notes to pay the cost of the Note Hedge Transactions.  The Note Hedge Transactions meet certain accounting criteria under GAAP, are recorded in additional paid-in capital on our Condensed Consolidated Balance Sheets and are not accounted for as derivatives that are remeasured each reporting period.

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

The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Warrants. The Company received approximately $50.8 million from the offering and sale of the Warrants.  The Warrants meet certain accounting criteria under GAAP, are recorded in additional paid-in capital on our Condensed Consolidated Balance Sheets and are not accounted for as derivatives that are remeasured each reporting period.

Note 10. Goodwill and Intangible Assets and Liabilities

There were no changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2020. The balance of Goodwill recorded in our Fiber Infrastructure segment as of September 30, 2020 and December 31, 2019 is as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2019	$690,672	$690,672
Goodwill at September 30, 2020	690,672	690,672

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	September 30, 2020		December 31, 2019
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$-	$-	$2,000	$-

Finite life intangible assets:
Customer lists	$416,104	$(77,269)	$450,603	$(93,794)
Contracts	55,793	-	-	-
In-place lease (1)	-	-	50,705	(845)
Underlying Rights (1)	10,497	-	124,696	(1,386)
Trade name	2,000	(1,292)	-	-

Total intangible assets	$484,394		$628,004
Less: accumulated amortization	(78,561)		(96,025)
Total intangible assets, net	$405,833		$531,979

Finite life intangible liabilities:
Below-market leases	$176,000	-	$-	-

Finite life intangible liabilities:
Below-market leases	$176,000		$-
Less: accumulated amortization	-		-
Total intangible liabilities, net	$176,000		$-
(1) The Propco's intangible assets were sold on July 1, 2020. See Note 5.

As of September 30, 2020, the remaining weighted average amortization period of the Company’s intangible assets and liabilities was 15.6 years and 20.0 years, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $6.5 million and $22.6 million, respectively. Amortization expense for the three and nine months ended September 30, 2019 was $6.3 million and $18.6 million, respectively.

Amortization expense is estimated to be $29.3 million for the full year of 2020, $24.7 million in 2021, $23.7 million in 2022, $23.7 million in 2023, and $23.6 million for 2024.

Note 11. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt are as follows:

(Thousands)	September 30, 2020	December 31, 2019
Principal amount	$4,985,000	$5,224,747
Less unamortized discount, premium and debt issuance costs	(154,629)	(207,068)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,830,371	$5,017,679

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020		December 31, 2019
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$-	-	$2,044,728	$(74,523)
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	2,250,000	(41,853)	-	-
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.49%)	550,000	(4,458)	550,000	(5,633)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(23,864)	1,110,000	(28,808)
Senior unsecured notes - 7.125% due December 15, 2024 (discount is based on imputed interest rate of 7.38%)	600,000	(5,570)	600,000	(6,304)
Senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 11.1%)	345,000	(73,692)	345,000	(85,272)
Senior secured revolving credit facility, variable rate, due April 24, 2022	130,000	(5,192)	575,019	(6,528)
Total	$4,985,000	$(154,629)	$5,224,747	$(207,068)

At September 30, 2020, notes and other debt included the following: (i) $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 (the “2025 Secured Notes”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes” and, together with the 2025 Secured Notes, the “Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”); (iv) $600.0 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024  Notes”); (v) $345.0 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes” and together with the Secured Notes, the 2023 Notes and the 2024 Notes, the “Notes”) and (vi) $130.0 million under the senior secured revolving credit facility (the “Revolving Credit Facility”), variable rate, that matures April 24, 2022 pursuant the credit agreement by and among the Borrowers (as defined below), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”).  On February 10, 2020, the Operating Partnership and certain of its wholly-owned subsidiaries issued the 2025 Secured Notes and used the proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million). As a result of the repayment of the term loans and terminated commitments of the revolving loans, we recognized $72.5 million and $1.4 million, respectively, of non-cash interest expense for the write off of the unamortized discount and deferred financing costs within interest expense, net on the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2020.

Credit Agreement

The Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”) are borrowers under the Credit Agreement, which as of December 31, 2019, provided for a term loan facility (in an initial principal amount of $2.14 billion) and provides for a revolving credit facility (in an initial aggregate principal amount of up to $750 million) (the “Revolving Credit Facility”). On February 10, 2020, in connection with the issuance of the 2025 Secured Notes and the effectiveness of the Sixth Amendment described below, the Borrowers repaid all $2.05 billion of outstanding term loans and repaid approximately $156.7 million of revolving loans under the Revolving Credit Facility (and terminated related commitments in an amount equal to $157.6 million, thereby reducing total commitments under the Revolving Credit Facility to $418.3 million).  As of September 30, 2020, total commitments under the Revolving Credit Facility are $418.3 million with $288.3 million of borrowing availability.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

All obligations under the Credit Agreement are guaranteed by the Company and certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also secure the Secured Notes.

The Revolving Credit Facility presently bears interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a Eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2020, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

On March 18, 2019, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2018 audited financial statements.  The limited waiver was issued in connection with the fourth amendment (the “Fourth Amendment”) to our Credit Agreement. During the pendency of Windstream’s bankruptcy, the Fourth Amendment generally limited our ability under the Credit Agreement to (i) prepay unsecured indebtedness and (ii) pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.  Such restrictions are no longer in effect following Windstream’s emergence from bankruptcy.

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

On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements. The limited waiver was issued in connection with an amendment (the “Sixth Amendment”) to our Credit Agreement. The Sixth Amendment limits the ability of our non-guarantor subsidiaries to incur indebtedness until such time as our consolidated net leverage ratio (as defined in the Credit Agreement) is no greater than 5.75 to 1.0.

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

On February 10, 2020, the Borrowers and Uniti Fiber, as co-issuers, issued $2.25 billion aggregate principal amount of the 2025 Secured Notes at an issue price of 100% of par value. The 2025 Secured Notes are guaranteed by the Company and the Subsidiary Guarantors (other than Uniti Fiber, which is a co-issuer of the 2025 Secured Notes).  The 2025 Secured Notes generally limit our ability to pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, until such time as our consolidated net leverage ratio (as defined in the indenture governing the 2025 Secured Notes) is no greater than 5.75 to 1.0.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income (Loss). For the three and nine months ended September 30, 2020, we recognized $3.9 million and $11.4 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and nine months ended September 30, 2019, we recognized $4.3 million and $11.8 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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

The dilutive effect of the Exchangeable Notes (see Note 11) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares.  The dilutive effect of the Warrants (see Note 9) is calculated using the treasury-stock method.  During the three and nine months ended September 30, 2020 and 2019, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2020	2019	2020	2019
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$7,265	$(19,420)	$(659,332)	$21,739
Less: Income allocated to participating securities	(229)	(50)	(853)	(301)
Dividends declared on convertible preferred stock	(2)	-	(6)	(656)
Amortization of discount on convertible preferred stock	-	-	-	(993)
Net income (loss) attributable to common shares	$7,034	$(19,470)	$(660,191)	$19,789
Denominator:
Basic weighted-average common shares outstanding	198,054	191,940	194,278	185,746
Basic earnings (loss) per common share	$0.04	$(0.10)	$(3.40)	$0.11

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2020	2019	2020	2019
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$7,265	$(19,420)	$(659,332)	$21,739
Less: Income allocated to participating securities	(229)	(50)	(853)	(301)
Dividends declared on convertible preferred stock	(2)	-	(6)	(656)
Amortization of discount on convertible preferred stock	-	-	-	(993)
Impact on if-converted dilutive securities	-	-	-	-
Net income (loss) attributable to common shares	$7,034	$(19,470)	$(660,191)	$19,789
Denominator:
Basic weighted-average common shares outstanding	198,054	191,940	194,278	185,746
Effect of dilutive non-participating securities	319	-	-	-
Impact on if-converted dilutive securities	-	-	-	-
Weighted-average shares for dilutive earnings per common share	198,373	191,940	194,278	185,746
Dilutive earnings (loss) per common share	$0.04	$(0.10)	$(3.40)	$0.11

For the three and nine months ended September 30, 2020, 29,504,780 potential common shares related to the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the nine months ended September 30, 2020, 730,863 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.  For the three and nine months ended September 30, 2019, 27,758,769 potential common shares related to the Exchangeable Notes and 517,060 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.

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

Towers: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate and lease space on communications towers to wireless service providers and other tenants in the United States.  On April 2, 2019, the Company completed the sale of LATAM, and on May 23, 2019, the Company completed the sale of substantially all of its ground lease business located across the United States.  On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the U.S. tower business through a newly formed limited partnership with Melody. See Note 5.

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

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, the impact, which may be recurring in nature, of transaction and integration related expenses, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our new enterprise resource planning system, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$182,370	$76,395	$-	$-	$-	$258,765

Adjusted EBITDA	$181,103	$25,419	$-	$(186)	$(7,775)	$198,561
Less:
Interest expense						102,791
Depreciation and amortization	48,189	31,617	-	-	74	79,880
Other expense, net						3,098
Settlement expense						-
Transaction related and other costs						20,816
Gain on sale of real estate						(22,908)
Stock-based compensation						3,341
Income tax expense						2,801
Adjustments for equity in earnings from unconsolidated entities	1,287					1,287
Net income						$7,455

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended September 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$179,648	$77,979	$3,273	2,729	$-	$263,629

Adjusted EBITDA	$178,095	$30,536	$(417)	$465	$(6,021)	$202,658
Less:
Interest expense						104,655
Depreciation and amortization	70,227	28,652	1,643	594	50	101,166
Other expense, net						540
Transaction related and other costs						15,179
Gain on sale of real estate						(205)
Stock-based compensation						2,845
Income tax benefit						(1,745)
Net loss						$(19,777)

	Nine Months Ended September 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$552,042	$232,942	$6,112	$651	$-	$791,747

Adjusted EBITDA	$545,792	$81,453	$77	$(461)	$(23,717)	$603,144
Less:
Interest expense						388,427
Depreciation and amortization	155,216	93,957	783	791	223	250,970
Other income, net						12,186
Settlement expense						650,000
Transaction related and other costs						55,344
Gain on sale of real estate						(86,726)
Stock-based compensation						10,446
Income tax benefit						(7,650)
Adjustments for equity in earnings from unconsolidated entities	1,287					1,287
Net loss						$(671,140)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Nine Months Ended September 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$532,773	$236,139	$11,499	$8,663	$-	$789,074

Adjusted EBITDA	$528,727	$97,572	$(134)	$1,676	$(18,044)	$609,797
Less:
Interest expense						286,842
Depreciation and amortization	216,254	85,405	4,470	1,286	156	307,571
Other income, net						(24,848)
Transaction related and other costs						28,883
Gain on sale of real estate						(28,995)
Stock-based compensation						7,930
Income tax expense						10,152
Net income						$22,262

Note 14. Commitments and Contingencies

Litigation

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Pursuant to the Separation and Distribution Agreement entered into with Windstream in connection with the Spin-Off, Windstream has agreed to indemnify us (including our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Windstream's telecommunications business prior to the Spin-Off, and, pursuant to the Master Lease, and the successor New Leases, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided to us by Windstream.

On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the Bankruptcy Court in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and TCIs made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.  During the second quarter of 2020, we estimated that $650.0 million of the consideration paid to Windstream should be classified as settlement of litigation, and therefore, recorded a $650.0 million charge. The charge represented our estimated fair value of the litigation settlement component of the Settlement.

On September 21, 2020, Windstream emerged from bankruptcy. In connection with Windstream’s emergence from bankruptcy, Uniti and Windstream implemented the Settlement, pursuant to which Uniti and Windstream agreed to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those brought by Windstream and certain of its creditors relating to Windstream’s Chapter 11 proceedings and the Master Lease.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Under the Settlement Agreement, in addition to completing the transactions and executing the New Leases (see Note 4), Uniti is required to make quarterly cash payments of $24.5 million to Windstream for 20 consecutive quarters beginning the first month after Windstream’s emergence.  Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (discounted at a 9% rate).  This obligation has been recorded at its initial fair value of $438.6 million and is reported as settlement payable on our Condensed Consolidated Balance Sheet at September 30, 2020.  The difference between the initial fair value of the obligation and total undiscounted cash payments, $490.1 million, will be recognized as interest expense within our Condensed Consolidated Statements of Income (Loss) at an effective rate of 4.7%, over 20 quarters beginning October 1, 2020.

Stock Purchase Agreements

On September 9, 2020, Uniti entered into stock purchase agreements (each, a “Stock Purchase Agreement”) with certain first lien creditors of Windstream to replace and codify the terms set forth in the previously-filed binding letters of intent, pursuant to which on September 18, 2020 Uniti sold an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share (the “Settlement Common Stock”), at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached. Uniti transferred the proceeds from the sale of the Settlement Common Stock to Windstream as consideration relating to the Asset Purchase Agreement and in settlement of the litigation with Windstream.

Asset Purchase Agreement (see Note 5)

On September 18, 2020, and in furtherance of the Settlement Agreement, Uniti and Windstream closed an asset purchase agreement, as amended by a letter agreement (collectively, the “Asset Purchase Agreement”), pursuant to which (a) Uniti paid to Windstream approximately $284.6 million and (b) Windstream (i) granted to Uniti exclusive rights to use 1.8 million fiber strand miles leased by Windstream under the CLEC MLA, which fiber strands are either unutilized or utilized under certain dark fiber indefeasible rights of use (“IRUs”) that were simultaneously transferred to Uniti, (ii) conveyed to Uniti fiber assets (and underlying rights) consisting of 0.4 million fiber strand miles (covering 4,000 route miles) owned by Windstream, and (iii) transferred and assigned to subsidiaries of Uniti dark fiber IRUs relating to (x) the fiber strand miles granted to Uniti under the CLEC MLA (and described in clause (i)), which IRUs currently generate approximately $22 million in annual EBITDA and (y) the fiber assets (and underlying rights) for the 0.4 million fiber strand miles conveyed to Uniti (and described in clause (ii)), which IRUs currently generate $7 million of annual EBITDA. In addition, upon the transfer of the Windstream owned fiber assets (described in clause (ii) above), Uniti granted to Windstream a 20-year IRU for certain strands included in the transferred fiber assets.

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, and a hearing on the motion was heard on May 12, 2020. On November 4, 2020, the court granted the Defendants’ motion and dismissed SLF’s amended complaint, in its entirety, with prejudice.

Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws (the “Shareholder Actions”), based on claims similar to those asserted in the SLF Action.  On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation. On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the consolidated Shareholder Actions.  The consolidated amended complaint seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The Shareholder Actions assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose, among other things, the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of “true lease.” The Shareholder Actions seek class certification, unspecified monetary

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

damages, costs and attorneys’ fees and other relief.  On July 10, 2020, defendants moved to dismiss the consolidated amended complaint.  Briefing on that motion is complete, but no decision has been issued. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2020.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 15. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2020	2019	2020	2019
Cash flow hedge changes in fair value (loss) gain:
Balance at beginning of period attributable to common shareholders	$(30,353)	$(18,960)	$(23,442)	$30,042
Other comprehensive loss before reclassifications	-	(7,906)	(7,713)	(53,989)
Amounts reclassified from accumulated other comprehensive income	-	(739)	677	(4,705)
Balance at end of period	(30,353)	(27,605)	(30,478)	(28,652)
Less: Other comprehensive loss attributable to noncontrolling interest	-	(153)	(125)	(1,200)
Balance at end of period attributable to common shareholders	(30,353)	(27,452)	(30,353)	(27,452)
Interest rate swap termination:
Balance at beginning of period attributable to common shareholders	4,416	-	-	-
Amounts reclassified from accumulated other comprehensive income	2,829	-	7,325	-
Balance at end of period	7,245	-	7,325	-
Less: Other comprehensive (loss) income attributable to noncontrolling interest	47	-	127	-
Balance at end of period attributable to common shareholders	7,198	-	7,198	-
Foreign currency translation gain (loss):
Balance at beginning of period attributable to common shareholders	-	-	-	63
Translation adjustments	-	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	-	-	(63)
Balance at end of period	-	-	-	-
Less: Other comprehensive income attributable to noncontrolling interest	-	-	-	-
Balance at end of period attributable to common shareholders	-	-	-	-
Accumulated other comprehensive loss at end of period	$(23,155)	$(27,452)	$(23,155)	$(27,452)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 16. Capital Stock

On September 9, 2020, Uniti entered into stock purchase agreements (see Note 14) with certain first lien creditors of Windstream to replace and codify the terms set forth in the previously-filed binding letters of intent, pursuant to which on September 18, 2020 Uniti sold an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share (the “Settlement Common Stock”), at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached. Uniti transferred the proceeds from the sale of the Settlement Common Stock to Windstream as consideration relating to the Asset Purchase Agreement and settlement of the litigation with Windstream. The issuance and sale of the Settlement Common Stock was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Certain recipients of the Settlement Common Stock are subject to a one-year lock up, and all recipients are subject to a customary standstill agreement. No recipient will receive any governance rights in connection with the issuance. The binding letters of intent and the Stock Purchase Agreements also provide for customary registration rights.

Note 17.  Subsequent Events

On November 9, 2020, we announced that Uniti has entered into an operating company/property company (“OpCo-PropCo”) transaction with Everstream Solutions LLC (“Everstream”).  As part of the transaction, Uniti will enter into two 20-year IRU lease agreements with Everstream on Uniti owned fiber.  Concurrently, Uniti has agreed to sell its Uniti Fiber Northeast operations and certain dark fiber IRU contracts acquired as part of the Windstream settlement to Everstream.  Total cash consideration, including upfront IRU payments, is approximately $135 million.  In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20-year term of the IRU lease agreements, subject to an annual escalator of 2%.  The transaction is subject to regulatory approval and other customary closing conditions and is expected to close in the second quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2020. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020.

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

On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived.  In connection with Windstream’s recent emergence from bankruptcy and the implementation of the Settlement with Windstream, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “New Leases”), which amended and restated the Master Lease in its entirety. (See “Significant Business Developments”).

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Master Lease and New Leases. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, certain aspects of our towers business, and Talk America Services, LLC, which operates the Consumer CLEC Business (“Talk America”), as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of September 30, 2020, we are the sole general partner of the Operating Partnership and own approximately 98.5% of the partnership interests in the Operating Partnership.  In addition, beginning on December 31, 2019, we undertook a series of transactions, including the issuance by one of our subsidiaries of convertible preferred stock to third parties with an aggregate liquidation value of $125,000, to permit us to hold certain of our assets indirectly through one of our subsidiaries taxed as a REIT, which will also facilitate future acquisition opportunities.

Outlook

We aim to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including (i) sale-leaseback transactions, whereby we acquire existing infrastructure assets from third parties, including communication service providers, and lease them back on a long-term triple-net basis; (ii) whole company acquisitions, which may include the use of one or more TRSs that are permitted under the tax laws to acquire and operate non-REIT businesses and assets subject to certain limitations; (iii) capital investment financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iv) mergers and acquisitions financing, whereby we facilitate mergers and acquisition transactions as a capital partner, including through operating company/property company (“OpCo-PropCo”) structures.

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

Towers Segment: Represents the operations of our towers business, Uniti Towers, through which we acquire and construct tower and tower-related real estate and lease space on communications towers to wireless service providers and other tenants in the United States.  On April 2, 2019, the Company completed the sale of the Latin American business and on May 23, 2019, the Company completed the sale of substantially all of its ground lease business located across the United States. Portions of our towers business are a component of our REIT operations, while the remainder is owned and operated by our TRSs. On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody Investment Advisors LP (“Melody”) for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the tower business, having a fair value of $26.0 million, through a newly formed limited partnership with Melody, and will receive incremental earn-out payments for each additional tower completed in 2020.

Consumer CLEC Segment: Represents the operations of Talk America through which we operate the Consumer CLEC Business that, prior to the Spin-Off, was reported as an integrated operation within Windstream. Talk America provides local telephone, high-speed internet and long-distance services to customers in the eastern and central United States.  We have commenced a wind down of our Consumer CLEC business, which was substantially completed as of the end of the second quarter.

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

Significant Business Developments

Windstream Emergence and Settlement.  On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the Bankruptcy Court in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and TCIs made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.

On September 21, 2020, Windstream emerged from bankruptcy. In connection with Windstream’s emergence from bankruptcy, Uniti entered into several agreements and consummated the transactions, each as described below, to implement its settlement (the “Settlement”) with Windstream pursuant to the settlement agreement (the “Settlement Agreement”) dated as of May 12, 2020 between Uniti and Windstream. Pursuant to the Settlement, Uniti and Windstream agreed to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those brought by Windstream and certain of its creditors relating to Windstream’s Chapter 11 proceedings and the Master Lease. Under the Settlement Agreement, in addition to completing the transactions and executing the New Leases described below, Uniti is required to make a $490.1 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence, and Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (discounted at a 9% rate).  The Company made the first quarterly payment of $24.5 million on October 7, 2020.

New Leases

On September 18, 2020, in connection with Windstream’s emergence from bankruptcy and the implementation of the Settlement with Windstream described in Note 14 to our accompanying Condensed Consolidated Financial Statements, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases that each expire on April 30, 2030 (collectively, the “New Leases”), which amended and restated the Master Lease in its entirety. The New Leases consist of (a) a master lease (the “ILEC MLA”) that governs Uniti owned assets used for Windstream’s incumbent local exchange carrier (“ILEC”) operations and (b) a master lease (the “CLEC MLA”) that governs Uniti owned assets used for Windstream’s competitive local exchange carrier (“CLEC”) operations. The aggregate initial annual rent under the New Leases is equal to the annual rent under the Master Lease previously in effect. The tenants under the ILEC MLA are Windstream Holdings II, LLC (“Windstream Holdings II,” successor in interest to Windstream Holdings, Inc.) Windstream Services II, LLC (“Windstream Services II,” successor in interest to Windstream Services, LLC), and certain subsidiaries and/or newly formed affiliated entities operating the ILECs and the landlords under the ILEC MLA are the Uniti entities that own the applicable ILEC assets. Similarly, the tenants under the CLEC MLA are Windstream Holdings II, Windstream Services II, and certain subsidiaries and/or newly formed affiliated entities operating CLECs, and the landlords under the CLEC MLA are the Uniti entities that own the CLEC assets. The New Leases contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is the tenant under both of the New Leases and unless and until the landlords under the ILEC MLA are different from the landlords under the CLEC MLA. The New Leases permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the New Leases, together or separately, so long as Uniti does not transfer interests in either New Lease to a Windstream competitor. In addition, the New Leases impose certain financial restrictions on Windstream if Windstream fails to maintain certain financial covenants.  See Note 4 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Stock Purchase Agreements

On September 9, 2020, Uniti entered into stock purchase agreements (each, a “Stock Purchase Agreement”) with certain first lien creditors of Windstream to replace and codify the terms set forth in the previously-filed binding letters of intent, pursuant to which on September 18, 2020 Uniti sold an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share (the “Settlement Common Stock”), at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached. Uniti transferred the proceeds from the sale of the Settlement Common Stock to Windstream as consideration relating to the Asset Purchase Agreement, further described below.

Asset Purchase Agreement

On September 18, 2020, and in furtherance of the Settlement Agreement, Uniti and Windstream closed an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which (a) Uniti paid to Windstream approximately $284.6 million and (b) Windstream (i) granted to Uniti exclusive rights to use 1.8 million fiber strand miles leased by Windstream under the CLEC MLA, which fiber strands are either unutilized or utilized under certain dark fiber indefeasible rights of use (“IRUs”) that were simultaneously transferred to Uniti, (ii) conveyed to Uniti fiber assets (and underlying rights) consisting of 0.4 million fiber strand miles (covering 4,000 route miles) owned by Windstream, and (iii) transferred and assigned to subsidiaries of Uniti dark fiber IRUs relating to (x) the fiber strand miles granted to Uniti under the CLEC MLA (and described in clause (i)), which currently generate approximately $22 million in annual EBITDA and (y) the fiber assets (and underlying rights) for the 0.4 million fiber strand miles conveyed to Uniti (and described in clause (ii)), which currently generate $7 million of annual EBITDA. In addition, upon the transfer of the Windstream owned fiber assets (described in clause (ii) above), Uniti granted to Windstream a 20-year IRU for certain strands included in the transferred fiber assets.

Uniti used the proceeds from the sale of Settlement Common Stock as a portion of the consideration paid to Windstream in connection with the closing of the Asset Purchase Agreement and Settlement described above.

Everstream Solutions LLC Operating Company-Property Company Transaction.  On November 9, 2020, the Company announced that it has entered into an operating company-property company (“OpCo-PropCo”) transaction with Everstream Solutions LLC (“Everstream”).  As part of the transaction, Uniti will enter into two 20-year IRU lease agreements with Everstream on Uniti owned fiber.  Concurrently, Uniti has agreed to sell its Uniti Fiber Northeast operations and certain dark fiber IRU contracts acquired as part of the Windstream settlement to Everstream.  Total cash consideration, including upfront IRU payments, is approximately $135 million.  In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20-year term of the IRU lease agreements, subject to an annual escalator of 2%.  The transaction is subject to regulatory approval and other customary closing conditions and is expected to close in the second quarter of 2021.

Sale of Midwest Fiber Network.  On July 1, 2020, the Company completed the previously announced sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (“Propco”) to Macquarie Infrastructure Partners (“MIP”) for total cash consideration of approximately $168 million. Uniti will retain an investment in the Propco through an affiliate of MIP and is eligible to receive an additional earnout payment in 2023 of up to approximately $20.0 million upon the achievement of certain operational milestones.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$182,370	70.5%	$179,648	68.2%
Fiber Infrastructure	76,395	29.5%	77,979	29.6%
Tower	-	0.0%	3,273	1.2%
Consumer CLEC	-	0.0%	2,729	1.0%
Total revenues	258,765	100.0%	263,629	100.0%
Costs and Expenses:
Interest expense	102,791	39.8%	104,655	39.7%
Depreciation and amortization	79,880	30.9%	101,166	38.3%
General and administrative expense	26,659	10.3%	25,267	9.6%
Operating expense	37,831	14.6%	39,948	15.2%
Settlement expense	-	0.0%	-	0.0%
Transaction related and other costs	20,816	8.0%	15,179	5.8%
Gain on sale of real estate	(22,908)	(8.9%)	(205)	(0.1%)
Other expense (income)	3,098	1.2%	(859)	(0.3%)
Total costs and expenses	248,167	95.9%	285,151	108.2%
Income (loss) before income taxes and equity in earnings (loss) from unconsolidated entities	10,598	4.1%	(21,522)	(8.2%)
Income tax expense (benefit)	2,801	1.1%	(1,745)	(0.7%)
Equity in earnings (loss) from unconsolidated entities	(342)	(0.1%)	-	0.0%
Net income (loss)	7,455	2.9%	(19,777)	(7.5%)
Net income (loss) attributable to noncontrolling interests	190	0.1%	(357)	(0.1%)
Net income (loss) attributable to shareholders	7,265	2.8%	(19,420)	(7.4%)
Participating securities' share in earnings	(229)	(0.1%)	(50)	(0.0%)
Dividends declared on convertible preferred stock	(2)	(0.0%)	-	0.0%
Amortization of discount on convertible preferred stock	-	0.0%	-	0.0%
Net income (loss) attributable to common shareholders	$7,034	2.7%	$(19,470)	(7.4%)

The following tables set forth, for the three months ended September 30, 2020 and 2019, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Three Months Ended September 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$182,370	$76,395	$-	$-	$-	$258,765

Adjusted EBITDA	$181,103	$25,419	$-	$(186)	$(7,775)	$198,561
Less:
Interest expense						102,791
Depreciation and amortization	48,189	31,617	-	-	74	79,880
Other expense, net						3,098
Settlement expense						-
Transaction related and other costs						20,816
Gain on sale of real estate						(22,908)
Stock-based compensation						3,341
Income tax expense						2,801
Adjustments for equity in earnings from unconsolidated entities	1,287					1,287
Net income						$7,455

	Three Months Ended September 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$179,648	$77,979	$3,273	2,729	$-	$263,629

Adjusted EBITDA	$178,095	$30,536	$(417)	$465	$(6,021)	$202,658
Less:
Interest expense						104,655
Depreciation and amortization	70,227	28,652	1,643	594	50	101,166
Other expense, net						540
Transaction related and other costs						15,179
Gain on sale of real estate						(205)
Stock-based compensation						2,845
Income tax benefit						(1,745)
Net loss						$(19,777)

Summary of Operating Metrics

	Operating Metrics
	As of September 30,
	2020	2019	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	4,500,000	3,700,000	21.6%
Copper strand miles	230,000	229,000	0.4%
Fiber Infrastructure:
Fiber strand miles	2,200,000	1,970,000	11.7%
Customer connections	25,885	19,846	30.4%
Towers:
United States towers	-	628	(100.0%)
Consumer CLEC:
Customer connections	-	17,500	(100.0%)

Revenues

	Three Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$182,370	70.5%	$179,648	68.2%
Fiber Infrastructure	76,395	29.5%	77,979	29.6%
Towers	-	0.0%	3,273	1.2%
Consumer CLEC	-	0.0%	2,729	1.0%
Total revenues	258,765	100.0%	263,629	100.0%

Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Master Lease and New Leases. Under the New Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities.  The New Leases expire on April 30, 2030. The aggregate initial annual rent under the New Leases is $663 million, equal to the annual rent under the Master Lease previously in effect.

Pursuant to the New Leases, Windstream (or any successor tenant under a New Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (or the applicable tenant under the New Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both New Leases (and under separate equipment loan facilities) are limited to $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Unit will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of CGI commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the New Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. For any cumulative Growth Capital Improvements that Windstream (or the successor tenant under a New Lease) incurs in excess of the foregoing annual amounts in any calendar year during the term, Windstream (or such tenant, as the case may be) is entitled to reimbursement from the commitment amounts in a subsequent period, subject to an annual limit of $250 million in any calendar year. Starting on the first anniversary of each installment of reimbursement for a Growth Capital Improvement, the rent payable by Windstream under the applicable New Lease will increase by an amount equal to 8.0% (the “Rent Rate”) of such installment of reimbursement. The Rent Rate will thereafter increase to 100.5% of the prior Rent Rate on each anniversary of each reimbursement. In the event that the tenant’s interest in either New Lease is transferred by Windstream under the terms thereof (unless transferred to the same transferee), or if Uniti transfers its interests as landlord under either New Lease (unless to the same transferee), the reimbursement rights and obligations will be allocated between the ILEC MLA and the CLEC MLA by Windstream, provided that the maximum that may be allocated to the CLEC MLA following such transfer is $20 million per year. If Uniti fails to reimburse any Growth Capital Improvement reimbursement payment or equipment loan funding request as and when it is required to do so under the terms of the New Leases, and such failure continues for thirty (30) days, then such unreimbursed amounts may be applied as an offset against the rent owed by Windstream under the New Leases (and such amounts will thereafter be treated as if Uniti had reimbursed them).

The rent for the first year of each renewal term will be an amount agreed to by us and Windstream.  While the agreement requires that the renewal rent be “Fair Market Rent,” if we are unable to agree, the renewal Fair Market Rent will be determined by an independent appraisal process.  Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%.

The New Leases provide, and the Master Lease provided that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacement to the Distribution Systems, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets.  TCIs exclude Growth Capital Improvements as an when reimbursed by Uniti.

During the three months ended September 30, 2020, Uniti reimbursed $29.1 million of Growth Capital Improvements, which, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as TCIs.  Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $0.4 million and reported within other assets on our Condensed Consolidated Balance Sheet as of September 30, 2020, will be amortized against revenue over the initial term of the New Leases.  Subsequent to September 30, 2020, Windstream requested and we reimbursed $38.1 million of qualifying Growth Capital Improvements that were reported as TCIs as of September 30, 2020.  As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $67.2 million of Growth Capital Improvements, and all amounts represent the reimbursement of qualifying Growth Capital Improvements that were previously reported as TCIs in 2020.

	Three Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Master Lease and New Leases
TCI revenue	$9.2	5.0%	$7.5	4.2%
Rent	166.3	91.2%	165.0	91.8%
Total	175.5	96.2%	172.5	96.0%
Other triple-net leasing and IRU arrangements	6.9	3.8%	7.1	4.0%
Total Leasing revenues	$182.4	100.0%	$179.6	100%

The increase in TCI revenue is attributable to continued investment by Windstream, where Windstream invested $44.1 million of TCIs during the three months ended September 30, 2020.  During the three months ended September 30, 2020, Uniti reimbursed $29.1 million of Growth Capital Improvements, which, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as TCIs.  The total amount invested in TCIs by Windstream since the inception of the Master Lease was $873.8 million as of September 30, 2020.  As of September 30, 2019, Windstream had invested a total of $729.7 million in such improvements. For the three months ended September 30, 2020, we recognized $6.9 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements. For the three months ended September 30, 2019, we recognized $7.1 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.

Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the New Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to maintain our status as a REIT and service debt if Windstream were to become unable to generate sufficient cash to make payments to us.

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company and was subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream’s historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Section 12(g) and 15(d) under the Exchange Act.  Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

We monitor the credit quality of Windstream through numerous methods, including by (i) reviewing credit ratings of Windstream by nationally recognized credit agencies, (ii) reviewing the financial statements of Windstream that are required to be delivered to us pursuant to the New Leases, (iii) monitoring new reports regarding Windstream and its business, (iv) conducting research to ascertain industry trends potentially affecting Windstream, (v) monitoring Windstream’s compliance with the terms of the New Leases and (vi) monitoring the timeliness of its payments under the New Leases.

As of the date of this Quarterly Report on Form 10-Q, Windstream is current on all lease payments.  We note that in August 2020, Moody’s Investor Service assigned a B3 corporate family rating with a stable outlook to Windstream in connection with its post-emergence exit financing.  At the same time, S&P Global Ratings assigned Windstream a B- issuer rating with a stable outlook.  These ratings were both upgrades from Windstream’s pre-bankruptcy ratings.  In order to assist us in our continuing assessment of Windstream’s creditworthiness, we receive certain confidential financial information and metrics from Windstream.

Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$25,160	33.0%	$31,449	40.3%
Enterprise and wholesale	19,875	26.0%	21,591	27.7%
E-Rate and government	17,374	22.7%	18,879	24.2%
Dark fiber and small cells	11,641	15.2%	5,585	7.2%
Other services	2,345	3.1%	475	0.6%
Total Fiber Infrastructure revenues	$76,395	100.0%	$77,979	100.0%

For the three months ended September 30, 2020, Fiber Infrastructure revenues totaled $76.4 million as compared to $78.0 million for the three months ended September 30, 2019. The decrease is primarily attributable to a $2.0 million decrease in non-recurring construction revenues.  At September 30, 2020 we had approximately 25,885 customer connections, up from 19,846 customer connections at September 30, 2019.

Towers – We recognized no revenue from the Towers business for the three months ended September 30, 2020, as we completed the sale of our U.S. tower business on June 1, 2020.

Consumer CLEC – For the three months ended September 30, 2020, we recognized no revenue from the Consumer CLEC business, as we have substantially completed the wind down of the business as of the end of the second quarter.

Interest Expense, net

	Three Months Ended September 30,
(Thousands)	2020	2019	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate (1)	$2,829	$37,313	$(34,484)
Senior secured notes - 6.00% and 7.875%	52,547	8,250	44,297
Senior unsecured notes - 4.00%, 7.125%, and 8.25%	37,031	37,031	-
Senior secured revolving credit facility - variable rate	710	9,121	(8,411)
Other	1,082	163	919
Total cash interest	94,199	91,878	2,321
Non-cash:
Amortization of deferred financing costs and debt discount	9,037	12,386	(3,349)
Capitalized Interest	(445)	391	(836)
Total non-cash interest	8,592	12,777	(4,185)
Total interest expense, net	$102,791	$104,655	$(1,864)
(1) Swapped to fixed rate. See Note 9

Interest expense for the three months ended September 30, 2020 decreased $1.9 million compared to the three months ended September 30, 2019. The decrease is due to a cash interest expense of $34.5 million related to the repayment of senior secured term loan B and $8.4 million related to the Revolving Credit Facility, partially offset by $44.3 million of cash interest expense related to the 7.875% senior secured notes.

Depreciation and Amortization Expense

	Three Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Depreciation and amortization expense by segment:
Leasing	$48,189	18.7%	$70,227	26.7%
Fiber Infrastructure	31,617	12.2%	28,652	10.9%
Towers	-	0.0%	1,643	0.6%
Consumer CLEC	-	0.0%	594	0.2%
Corporate	74	0.0%	50	0.0%
Total depreciation and amortization expense	$79,880	30.9%	$101,166	38.4%

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended September 30, 2020 totaled $79.9 million, which included $73.4 million of depreciation expense and $6.5 million of amortization expense. Charges for depreciation and amortization for the three months ended September 30, 2019 totaled $101.2 million, which included $94.9 million of depreciation expense and $6.3 million of amortization expense.

General and Administrative Expense

	Three Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$1,735	0.7%	$1,192	0.5%
Fiber Infrastructure	14,538	5.6%	13,507	5.1%
Towers	-	0.0%	1,080	0.4%
Consumer CLEC	82	0.0%	71	0.0%
Corporate	10,304	4.0%	9,417	3.6%
Total general and administrative expenses	$26,659	10.3%	$25,267	9.6%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended September 30, 2020, general and administrative costs totaled $26.7 million, which includes $3.3 million of stock-based compensation.  For the three months ended September 30, 2019, general and administrative costs totaled $25.3 million, which included $2.8 million of stock-based compensation expense.

Operating Expense

Operating expense for the three months ended September 30, 2020 decreased from the three months ended September 30, 2019, which was primarily attributable to a decrease in Towers and Consumer CLEC business operating expenses discussed below offset by an increase in Fiber Infrastructure operating expenses discussed below. Operating expense for our reportable segments for the three months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$37,122	14.4%	$34,504	13.1%
Towers	-	0.0%	2,764	1.1%
CLEC	104	0.0%	2,194	0.8%
Leasing	605	0.2%	486	0.2%
Total operating expenses	$37,831	14.6%	$39,948	15.2%

Fiber Infrastructure – For the three months ended September 30, 2020, Fiber Infrastructure operating expenses totaled $37.1 million as compared to $34.5 million for the three months ended September 30, 2019.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.

Towers – For the three months ended September 30, 2020, Towers operating expenses were not incurred as the U.S. tower business sale was completed on June 1, 2020.  Towers operating expense was $2.8 million for the three months ended September 30, 2019.

Consumer CLEC – The Consumer CLEC business operating expense was $0.1 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively.  The decrease is due to the substantially completed wind down of our Consumer CLEC business.

Leasing – Leasing operating expense was $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the three months ended September 30, 2020, we incurred $20.8 million of transaction related and other costs, compared to $15.2 million of such costs during the three months ended September 30, 2019. The increase is primarily related to incurring $16.4 million of total costs related to the Windstream bankruptcy for the three months ended September 30, 2020, as compared to $4.4 million for the three months ended September 30, 2019.

Income Tax (Benefit) Expense

The recorded income tax (benefit) expense recorded for the three months ended September 30, 2020 and 2019, respectively, is related to the tax impact of the following:

	Three Months Ended September 30,
(Thousands)	2020	2019
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$3,606	$(3,200)
Other undistributed REIT taxable income	-	1,300
Gain from sale of Uniti Towers' Latin American business	-	-
Uniti Towers' Latin American business unrecognized tax benefit	-	-
Other	(805)	155
Total income tax (benefit) expense	$2,801	$(1,745)

Comparison of the nine months ended September 30, 2020 and 2019

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Nine Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$552,042	69.7%	$532,773	67.5%
Fiber Infrastructure	232,942	29.4%	236,139	29.9%
Tower	6,112	0.8%	11,499	1.5%
Consumer CLEC	651	0.1%	8,663	1.1%
Total revenues	791,747	100.0%	789,074	100.0%
Costs and Expenses:
Interest expense	388,427	49.2%	286,842	36.4%
Depreciation and amortization	250,970	31.7%	307,571	39.0%
General and administrative expense	81,686	10.3%	75,921	9.6%
Operating expense	118,308	14.9%	118,529	15.0%
Settlement expense	650,000	82.1%	-	0.0%
Transaction related and other costs	55,344	7.0%	28,883	3.7%
Gain on sale of real estate	(86,726)	(11.0%)	(28,995)	(3.7%)
Other expense (income)	12,186	1.5%	(32,091)	(4.1%)
Total costs and expenses	1,470,195	185.7%	756,660	95.9%
(Loss) income before income taxes and equity in earnings (loss) from unconsolidated entities	(678,448)	(85.7%)	32,414	4.1%
Income tax (benefit) expense	(7,650)	(0.9%)	10,152	1.3%
Equity in earnings (loss) from unconsolidated entities	(342)	(0.0%)	-	0.0%
Net (loss) income	(671,140)	(84.8%)	22,262	2.8%
Net (loss) income attributable to noncontrolling interests	(11,808)	(1.5%)	523	(0.0%)
Net (loss) income attributable to shareholders	(659,332)	(83.3%)	21,739	2.8%
Participating securities' share in earnings	(853)	(0.1%)	(301)	(0.0%)
Dividends declared on convertible preferred stock	(6)	(0.0%)	(656)	(0.1%)
Amortization of discount on convertible preferred stock	-	0.0%	(993)	(0.2%)
Net (loss) income attributable to common shareholders	$(660,191)	(83.4%)	$19,789	2.5%

The following tables set forth, for the nine months ended September 30, 2020 and 2019, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Nine Months Ended September 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$552,042	$232,942	$6,112	$651	$-	$791,747

Adjusted EBITDA	$545,792	$81,453	$77	$(461)	$(23,717)	$603,144
Less:
Interest expense						388,427
Depreciation and amortization	155,216	93,957	783	791	223	250,970
Other income, net						12,186
Settlement expense						650,000
Transaction related and other costs						55,344
Gain on sale of real estate						(86,726)
Stock-based compensation						10,446
Income tax benefit						(7,650)
Adjustments for equity in earnings from unconsolidated entities	1,287					1,287
Net loss						$(671,140)

	Nine Months Ended September 30, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$532,773	$236,139	$11,499	$8,663	$-	$789,074

Adjusted EBITDA	$528,727	$97,572	$(134)	$1,676	$(18,044)	$609,797
Less:
Interest expense						286,842
Depreciation and amortization	216,254	85,405	4,470	1,286	156	307,571
Other income, net						(24,848)
Transaction related and other costs						28,883
Gain on sale of real estate						(28,995)
Stock-based compensation						7,930
Income tax expense						10,152
Net income						$22,262

Revenues

	Nine Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$552,042	69.7%	$532,773	67.5%
Fiber Infrastructure	232,942	29.4%	236,139	29.9%
Towers	6,112	0.8%	11,499	1.5%
Consumer CLEC	651	0.1%	8,663	1.1%
Total revenues	791,747	100.0%	789,074	100.0%

Leasing – For the nine months ended September 30, 2020, we recognized $523.0 million of revenue from rents under the Master Lease and New Leases, which included $26.2 million of TCI revenue.  For the nine months ended September 30, 2019, we recognized $515.0 million of revenue from rents under the Master Lease and New Leases, which included $21.1 million of TCI revenue.  For the nine months ended September 30, 2020, we recognized $29.0 million of leasing revenues from non-Windstream triple-net leasing and dark fiber IRU arrangements, compared to $17.8 million for the nine months ended September 30, 2019.

Fiber Infrastructure – Fiber Infrastructure revenues for the nine months ended September 30, 2020 and 2019 consisted of the following:

	Nine Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$80,568	34.6%	$97,055	41.0%
Enterprise and wholesale	58,761	25.2%	57,561	24.4%
E-Rate and government	60,133	25.8%	63,407	26.9%
Dark fiber and small cells	29,832	12.8%	15,958	6.8%
Other services	3,648	1.6%	2,158	0.9%
Total Fiber Infrastructure revenues	$232,942	100.0%	$236,139	100.0%

For the nine months ended September 30, 2020, Fiber Infrastructure revenues totaled $232.9 million as compared to $236.1 million for the nine months ended September 30, 2019. The decrease is primarily attributable to a $3.2 million decrease in non-recurring construction revenues. At September 30, 2020, we had approximately 25,885 customer connections, up from 19,846 customer connections at September 30, 2019.

Towers – For the nine months ended September 30, 2020, we recognized $6.1 million of revenue from the Towers business, compared to $11.5 million for the nine months ended September 30, 2019.  The decrease in revenues is driven by the April 2, 2019 sale of the Latin America operations which contributed $2.6 million of revenue for the nine months ended September 30, 2019 and the completed sale of the U.S. tower business on June 1, 2020.

Consumer CLEC – For the nine months ended September 30, 2020, we recognized revenue of $0.7 million from the Consumer CLEC business, compared to $8.7 million of revenue for the nine months ended September 30, 2019.  The decrease is attributable to the substantially completed wind down of the business during the second quarter, which included credits to disconnected customers.

Interest Expense, net

	Nine Months Ended September 30,
(Thousands)	2020	2019	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate (1)	$23,034	$102,284	$(79,250)
Senior secured notes - 6.00% and 7.875%	138,344	24,750	113,594
Senior unsecured notes - 4.00%, 7.125%, and 8.25%	111,092	104,309	6,783
Senior secured revolving credit facility - variable rate	12,942	25,883	(12,941)
Other	3,157	1,756	1,401
Total cash interest	288,569	258,982	29,587
Non-cash:
Amortization of deferred financing costs and debt discount	27,703	30,045	(2,342)
Write off of deferred financing costs and debt discount	73,952	-	73,952
Capitalized Interest	(1,797)	(2,185)	388
Total non-cash interest	99,858	27,860	71,998
Total interest expense, net	$388,427	$286,842	$101,585
(1) Swapped to fixed rate. See Note 9
Interest expense for the nine months ended September 30, 2020 increased $101.6 million compared to the nine months ended September 30, 2019. The increase is due to (i) the write-off of unamortized deferred financing costs and debt discount related to the repayment of the senior secured term loan B and terminated commitments of the revolving loans of $72.5 million and $1.4 million, respectively, and (ii) cash interest expense of $113.6 million related to the 7.875% senior secured notes, partially offset by a decrease of $79.3 million in cash interest expense related to the repayment of senior secured term loan B.

Depreciation and Amortization Expense

	Nine Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Depreciation and amortization expense by segment:
Leasing	$155,216	19.6%	$216,254	27.4%
Fiber Infrastructure	93,957	11.9%	85,405	10.8%
Towers	783	0.1%	4,470	0.6%
Consumer CLEC	791	0.1%	1,286	0.2%
Corporate	223	0.0%	156	0.0%
Total depreciation and amortization expense	$250,970	31.7%	$307,571	39.0%

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the nine months ended September 30, 2020 totaled $251.0 million, which included $228.4 million of depreciation expense and $22.6 million of amortization expense. Charges for depreciation and amortization for the nine months ended September 30, 2019 totaled $307.6 million, which included $288.9 million of depreciation expense and $18.6 million of amortization expense.

General and Administrative Expense

	Nine Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$5,242	0.7%	$3,124	0.4%
Fiber Infrastructure	42,124	5.3%	43,063	5.5%
Towers	2,607	0.3%	4,928	0.6%
Consumer CLEC	221	0.0%	71	0.0%
Corporate	31,492	4.0%	24,735	3.1%
Total general and administrative expenses	$81,686	10.3%	$75,921	9.6%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the nine months ended September 30, 2020, general and administrative costs totaled $81.7 million, which includes $10.4 million of stock-based compensation.  For the nine months ended September 30, 2019, general and administrative costs totaled $75.9 million, which included $7.9 million of stock-based compensation expense.

Operating Expense

Operating expense for the nine months ended September 30, 2020, totaled $118.3 million compared to $118.5 million for the nine months ended September 30, 2019.  Operating expense for our reportable segments for the nine months ended September 30, 2020 and 2019 consisted of the following:

	Nine Months Ended September 30,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$111,405	14.0%	$103,006	13.1%
Towers	3,692	0.5%	7,320	0.9%
CLEC	891	0.1%	6,916	0.9%
Leasing	2,320	0.3%	1,287	0.2%
Total operating expenses	$118,308	14.9%	$118,529	15.1%

Fiber Infrastructure – For the nine months ended September 30, 2020, Fiber Infrastructure operating expenses totaled $111.4 million as compared to $103.0 million for the nine months ended September 30, 2019.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.

Towers – Towers operating expense was $3.7 million and $7.3 million for the nine months ended September 30, 2020 and 2019, respectively.  The decrease in operating expense is primarily attributable to the April 2, 2019 sale of the Latin American business and the completed sale of our U.S. towers business of June 1, 2020.

Consumer CLEC – The Consumer CLEC business operating expense was $0.9 million and $6.9 million for the nine months ended September 30, 2020 and 2019, respectively.  The decrease is due to the substantially completed the wind down of our Consumer CLEC business.

Leasing – Leasing operating expense was $2.3 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.  The increase is primarily driven by a $0.6 million increase in rent expense related to the Bluebird acquisition, completed August 30, 2019.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the nine months ended September 30, 2020, we incurred $55.3 million of transaction related and other costs, compared to $28.9 million of such costs during the nine months ended September 30, 2019.  The increase is primarily related to incurring $40.2 million of total costs related to the Windstream bankruptcy for the nine months ended September 30, 2020, as compared to $10.6 million for the nine months ended September 30, 2019.

Income Tax (Benefit) Expense

The recorded income tax (benefit) expense recorded for the nine months ended September 30, 2020 and 2019, respectively, is related to the tax impact of the following:

	Nine Months Ended September 30,
(Thousands)	2020	2019
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(7,128)	$(5,800)
Cancellation of debt income (REIT)	-	4,600
Other undistributed REIT taxable income	-	4,000
Gain from sale of Uniti Towers' Latin American business	-	4,600
Uniti Towers' Latin American business unrecognized tax benefit	-	2,700
Other	(522)	52
Total income tax (benefit) expense	$(7,650)	$10,152

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

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our new enterprise resource planning system (collectively, “Transaction Related and Other Costs”), the write-off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented).  Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis.  In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants.  Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.

Because the historical cost accounting convention used for real estate assets requires the recognition of depreciation expense except on land, such accounting presentation implies that the value of real estate assets diminishes predictably over time. However, since real estate values have historically risen or fallen with market and other conditions, presentations of operating results for a REIT that uses historical cost accounting for depreciation could be less informative. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. FFO is defined by NAREIT as net income attributable to common shareholders computed in accordance with GAAP, excluding gains or losses from real estate dispositions, plus real estate depreciation and amortization and impairment charges, and includes adjustments to reflect the Company’s share of FFO from unconsolidated entities. We compute FFO in accordance with NAREIT’s definition.

The Company defines AFFO as FFO excluding (i) Transaction Related and Other Costs; (ii) Windstream bankruptcy and litigation related expenses, including litigation settlement expenses and accretion on settlement obligations as these items are not reflective of ongoing operating performance; (iii) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, straight-line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; and (iv) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of early repayment of debt, including costs associated with the termination of related hedging activities, taxes associated with tax basis cancellation of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments and similar or infrequent items less maintenance capital expenditures. AFFO includes adjustments to reflect the Company’s share of AFFO from unconsolidated entities.  We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA and of our net (loss) income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2020	2019	2020	2019
Net income (loss)	$7,455	$(19,777)	$(671,140)	$22,262
Depreciation and amortization	79,880	101,166	250,970	307,571
Interest expense, net	102,791	104,655	388,427	286,842
Income tax expense (benefit)	2,801	(1,745)	(7,650)	10,152
EBITDA	$192,927	$184,299	$(39,393)	$626,827
Stock based compensation	3,341	2,845	10,446	7,930
Transaction related and other costs	20,816	15,179	55,344	28,883
Settlement expense	-	-	650,000	-
Gain on sale of real estate	(22,908)	(205)	(86,726)	(28,995)
Other expense (income)	3,098	540	12,186	(24,848)
Adjustments for equity in earnings from unconsolidated entities	1,287	-	1,287	-
Adjusted EBITDA	$198,561	$202,658	$603,144	$609,797

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2020	2019	2020	2019
Net income (loss) attributable to common shareholders	$7,034	$(19,470)	$(660,191)	$19,789
Real estate depreciation and amortization	59,318	81,084	185,377	247,246
Gain on sale of real estate assets, net of tax	(22,501)	(205)	(86,319)	(24,420)
Participating securities share in earnings	229	50	853	301
Participating securities share in FFO	(331)	(306)	(937)	(875)
Real estate depreciation and amortization from unconsolidated entities	366	-	366	-
Adjustments for noncontrolling interests	(598)	(1,472)	(1,700)	(4,506)
FFO attributable to common shareholders	$43,517	$59,681	$(562,551)	$237,535
Transaction related and other costs	20,816	15,179	55,344	28,883
Change in fair value of contingent consideration	1,946	(2,999)	8,086	(28,530)
Amortization of deferred financing costs and debt discount	9,037	12,386	27,703	30,045
Write off of deferred financing costs and debt discount	-	-	73,952	-
Stock based compensation	3,341	2,845	10,446	7,930
Non-real estate depreciation and amortization	20,562	20,082	65,593	60,325
Settlement expense	-	-	650,000	-
Straight-line revenues	(1,747)	(34)	(1,036)	(1,450)
Maintenance capital expenditures	(1,617)	(1,539)	(4,978)	(6,265)
Amortization of discount on convertible preferred stock	-	-	-	993
Cash taxes on tax basis cancellation of debt	-	-	-	4,590
Other, net	(3,461)	(6,177)	(25,271)	(21,826)
Adjustments for equity in earnings from unconsolidated entities	921	-	921	-
Adjustments for noncontrolling interests	(775)	(708)	(15,114)	(1,443)
AFFO attributable to common shareholders	$92,540	$98,716	$283,095	$310,787

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service and settlement obligation requirements, fund investment activities, including capital expenditures, and make dividend distributions.  Furthermore, following consummation of our

Settlement with Windstream, including entry into the New Leases, we are obligated to make a $490.1 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence in accordance with the terms of the Settlement Agreement and to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term fiber and related assets made by Windstream.  Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both New Leases (and under separate equipment loan facilities) are limited to $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.  Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily from Windstream), available borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and proceeds from the issuance of debt and equity securities.

As of September 30, 2020, we had cash and cash equivalents of $195.6 million and approximately $288.3 million of borrowing availability under our Revolving Credit Facility.  Subsequent to September 30, 2020, there have been no material outlays of funds outside of our scheduled interest and dividend payments.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our debt instruments would impose significant restrictions on our ability to pay dividends.

	Nine Months Ended September 30,
(Thousands)	2020	2019
Cash flow from operating activities:
Net cash provided by operating activities	$112,815	$561,796

Cash provided by operating activities was $112.8 million and $561.8 million for the nine months ended September 30, 2020 and 2019, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

	Nine Months Ended September 30,
(Thousands)	2020	2019
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	$-	$(4,211)
Bluebird asset acquisition	-	(318,990)
Proceeds from sale of Uniti Fiber Midwest operations	-	6,400
Windstream asset acquisition	(73,127)	-
Other capital expenditures	(214,150)	(264,862)
Proceeds from sale of real estate, net of cash	392,011	130,429
Net cash provided by (used in) investing activities	$104,734	$(451,234)

Cash provided by investing activities for the nine months ended September 30, 2020 was $104.7 million, which was driven by proceeds from the sale of our U.S. tower business ($225.1 million), proceeds from the sale of our Midwest fiber network ($166.9 million), partially offset by capital expenditures ($214.2 million), which primarily related to our Uniti Fiber and Uniti Leasing businesses for the deployment of network assets but also includes $29.1 million of Growth Capital Improvements, and expenditures of $73.1 million in connection with the Asset Purchase Agreement.  Cash used in investing activities was $451.2 million for the nine months ended September 30, 2019, which was driven by capital expenditures ($264.9 million) and the acquisition of Bluebird fiber network assets ($319.0 million), partially offset by proceeds related to the sale of Uniti Towers’ Latin American and ground lease businesses and the sale of Uniti Fiber’s Midwest operations ($136.8 million).

	Nine Months Ended September 30,
(Thousands)	2020	2019
Cash flow from financing activities:
Repayment of senior secured term loan B	$(2,044,728)	$-
Principal payments on debt	-	(15,810)
Dividends paid	(100,759)	(129,075)
Payments of contingent consideration	(15,713)	(32,253)
Distributions paid to noncontrolling interests	(1,802)	(2,873)
Borrowings under revolving credit facility	140,000	139,000
Payments under revolving credit facility	(585,019)	(203,981)
Finance lease payments	(2,890)	(3,179)
Payments for financing costs	(47,775)	(49,497)
Settlement Common Stock	244,550	-
Common stock issuance, net of costs	-	21,641
Proceeds from issuance of notes	2,250,000	345,000
Proceeds from sale of warrants	-	50,819
Payment for bond hedge option	-	(70,035)
Employee stock purchase program	306	847
Net share settlement	(962)	(1,832)
Net cash (used in) provided by financing activities	$(164,792)	$48,772

Cash used in financing activities was $164.8 million for the nine months ended September 30, 2020, which was primarily driven by the repayment of senior secured term loan B ($2.04 billion), net payments under the Revolving Credit Facility ($445.0 million), dividend payments ($100.8 million) and payments for financing costs ($47.8 million), contingent consideration payments ($15.7 million), partially offset by the proceeds from the issuance of the 2025 Secured Notes ($2.25 billion) and the issuance of the Settlement Common Stock ($244.6 million).  Cash provided by financing activities was $48.8 million for the nine months ended September 30, 2019, which primarily represents the proceeds from issuance of notes ($345.0 million), proceeds from sale of the Warrants ($50.8 million) and net proceeds under our ATM Program ($21.6 million). This was partially offset by dividend payments ($129.1 million), payment for bond hedge option ($70.0 million), net repayments under the Revolving Credit Facility ($65.0 million), payments for financing costs ($49.5 million), contingent consideration payments ($32.3 million), principal payments related to the Term Loan Facility ($15.8 million) and distributions paid to noncontrolling interests ($2.9 million).

On February 10, 2020, we received a limited waiver from our lenders under our Credit Agreement, waiving an event of default related solely to the receipt of a going concern opinion from our auditors for our 2019 audited financial statements. The limited waiver was issued in connection with the Sixth Amendment to our Credit Agreement. The Sixth Amendment limits the ability of our non-guarantor subsidiaries to incur indebtedness until such time as our consolidated net leverage ratio (as defined in the Credit Agreement) is no greater than 5.75 to 1.0. The Sixth Amendment increased the interest rate on our revolving facility by 100 bps for each applicable rate. As amended, borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a Eurodollar rate plus an applicable margin ranging from 4.75% to 5.25%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio.  See Note 11 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have established the ATM Program to sell shares of common stock having an aggregate offering price of up to $250 million. The ATM Program supersedes and replaces the $250 million program we commenced on September 2, 2016, which had approximately $117.1 million available for issuance upon termination.  We have not made any sales under the refreshed ATM Program.  This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios.   We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities.  As of September 30, 2020, we had $288.3 million in borrowing availability under our Revolving Credit Facility, however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders.  We may also issue equity securities to repay debt and reduce our leverage ratio to be below 5.75 to 1.0 to obtain additional flexibility under our debt covenants, as described elsewhere.  In light of the COVID-19 pandemic and its effects on the global economy and capital markets, we are closely monitoring the equity and debt markets and will seek to access them promptly if and when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt.

The amount, nature and timing of any capital markets transactions will depend on: the impact the COVID-19 pandemic has on the global economy and capital markets, our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; and any limitations imposed by our current credit arrangements. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

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

If circumstances warrant, we may take measures to conserve cash as we anticipate that it will be more difficult for us to access the capital markets at attractive rates until such uncertainty is clarified.

Capital Expenditures

	Nine Months Ended September 30, 2020
(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$10,488	$-	$-	$-	$10,488
Growth capital improvements	29,093	-	-	-	29,093
Fiber Infrastructure	141,131	4,972	2,462	1,842	150,407
Towers	24,156	6	-	-	24,162
Corporate and non-network	-	-	-	-	-
Total capital expenditures	$204,868	$4,978	$2,462	$1,842	$214,150

We categorize our capital expenditures as either (i) success-based, (ii) maintenance, (iii) integration or (iv) corporate and non-network.  We define success-based capital expenditures as those related to installing existing or anticipated contractual customer service orders.  Maintenance capital expenditures are those necessary to keep existing network elements fully operational.  Integration capital expenditures are those made specifically with respect to recent acquisitions that are essential to integrating acquired companies in our business. We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber businesses and expect that cash on hand and cash flows provided by operating activities will be sufficient to support these investments.  We have the right, but not the obligation (except for Growth Capital Improvements), to reimburse growth capital expenditures in certain of our lease arrangements where we are the lessor.

Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements under both New Leases (and under separate equipment loan facilities) are limited to $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. For any cumulative Growth Capital Improvements that Windstream (or the successor tenant under a New Lease) incurs in excess of the foregoing annual amounts in any calendar year during the term, Windstream (or such tenant, as the case may be) is entitled to reimbursement from the commitment amounts in a subsequent period, subject to an annual limit of $250 million in any calendar year.  Growth Capital Improvements are treated as success-based capital improvements based on the rents paid with respect to such amounts.

If circumstances warrant, we may need to take measures to conserve cash, which may include a suspension, delay or reduction in success-based capital expenditures.  We continually assess our capital expenditure plans in light of developments the impact COVID-19 has on our business and that of our tenants and customers.

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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2019 - December 31, 2019	January 15, 2020	$0.22	December 31, 2019
January 1, 2020 - March 31, 2020	April 15, 2020	$0.15	March 31, 2020
April 1, 2020 - June 30, 2020	July 10, 2020	$0.15	June 26, 2020
July 1, 2020 - September 30, 2020	October 2, 2020	$0.15	September 18, 2020

Any dividends must be declared by our Board of Directors, which will take into account various factors including our current and anticipated operating results, our financial position, REIT requirements, conditions prevailing in the market, restrictions in our debt documents and additional factors they deem appropriate. Dividend payments are not guaranteed, and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends or to change the amount paid as dividends.  In light of the ongoing COVID-19 pandemic, we may take further measures to conserve cash, which may include a suspension, delay or reduction in our dividend.  In addition, until such time our consolidated net leverage ratio (as defined in the indenture governing the 2025 Secured Notes) is no greater than 5.75 to 1.0, our 2025 Secured Notes generally limit our ability to pay cash dividends in excess of 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains.

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

Windstream Settlement Agreement–Pursuant to the Settlement Agreement (see “Significant Business Developments”), Uniti is required to make quarterly cash payments of $24.5 million to Windstream for 20 consecutive quarters beginning the first month after Windstream’s emergence.  Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (discounted at a 9% rate).  This obligation has been recorded at its initial fair value of $438.6 million and is reported as settlement payable on our Condensed Consolidated Balance Sheet at September 30, 2020.  The difference between the initial fair value of the obligation and total undiscounted cash payments, $490.1 million, will be recognized as interest expense within our Condensed Consolidated Statements of Income (Loss) at an effective rate of 4.7%, over 20 quarters beginning October 1, 2020.

Windstream Asset Purchase Agreement–We apply the acquisition method of accounting for acquisitions meeting the definition of a business combination or asset acquisition, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions.  The Asset Purchase Agreement (see “Significant Business Developments”) meets the definition of an asset acquisition under Accounting Standards Codification (“ASC”) 805, Business Combinations, where the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values.  No goodwill is recognized in an asset acquisition.

The fair value of the acquired assets and liabilities have been estimated using a combination of the income and cost approach.  The income approach utilizes the present value of future cash flows that the assets can be expected to generate, while under the cost approach, the fair value of the assets reflects the cost to acquire or construct a substitute asset of comparable utility in its current condition.  Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of operating results, business plans, expected growth rates, capital expenditure plans, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management. Small changes in these assumptions or estimates could materially affect the cash flow projections, and therefore could affect the estimated fair value.  Impacting these assumptions or estimates include customer retention, execution of our business plans, which impact growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital

Goodwill–In accordance with ASC 350, Intangibles – Goodwill and Other we evaluate goodwill for impairment between annual impairments tests if an event occurs or circumstances change, including those resulting from the COVID-19 pandemic, that may indicate whether it is more likely than not that the fair value of reporting unit is less than its carrying value.  After consideration of such events or circumstances, including evaluating potential impacts on our judgements and estimates regarding our projected cash flows used in the determination of the estimated fair value of our Fiber reporting unit, we have determined that it is not more likely than not that the fair value of reporting unit is less than its carrying value; therefore, we have not performed an interim impairment analysis during the quarter.

We will perform our annual goodwill impairment test during the fourth quarter of 2020 by estimating the fair value of our reporting units (which are our segments).  We intend to use a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions  Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which includes expected revenue and expense growth rates, capital expenditure plans and cost of capital. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data.  We last performed our annual impairment analysis during the fourth quarter of 2019 and concluded the implied fair value of our Fiber Infrastructure reporting unit was in excess of its carrying value by less than 2%.  Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change and could result in a goodwill impairment charge.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 12, 2020. As of September 30, 2020, there has been no material change to these estimates.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Windstream Bankruptcy Filing

Prior to its bankruptcy filing described below, Windstream was involved in litigation with an entity who acquired certain Windstream debt securities and thereafter issued a notice of default as to such securities relating to the Spin-Off. Windstream challenged the matter in federal court and a trial was held in July 2018. On February 15, 2019, the federal court judge issued a ruling against Windstream, finding that its attempts to waive such default were not valid; that an “event of default” occurred with respect to such debt securities; and that the holder’s acceleration of such debt in December 2017 was effective. In response to the adverse outcome, on February 25, 2019, Windstream filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and operated as a “debtor in possession” under supervision of the Bankruptcy Court.

On July 25, 2019, in connection with Windstream’s bankruptcy commenced on February 25, 2019, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the Bankruptcy Court in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and TCIs made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.

On September 21, 2020, Windstream emerged from bankruptcy following its voluntary petition for relief under Chapter 11 of the Bankruptcy Code. In connection with Windstream’s emergence from bankruptcy, Uniti and Windstream implemented the Settlement, pursuant to which Uniti and Windstream agreed to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those brought by Windstream and certain of its creditors relating to Windstream’s Chapter 11 proceedings and the Master Lease.  See Note 14 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information concerning the Settlement with Windstream.

In addition, pursuant to the Master Lease, and the successor New Leases, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided by Windstream to us.  While these actions and proceedings are not believed to be material, individually or in the aggregate, the ultimate outcome of these matters cannot be predicted. The resolution of any such legal proceedings, either individually or in the aggregate, could have a material adverse effect on Windstream’s business, financial position or results of operations, which, in turn, could have a material adverse effect on our business, financial position or results of operations if Windstream is unable to meet its indemnification obligations.

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, and a hearing on the motion was heard on May 12, 2020. On November 4, 2020, the court granted the Defendants’ motion and dismissed SLF’s amended complaint, in its entirety, with prejudice.

Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws (the “Shareholder Actions”), based on claims similar to those asserted in the SLF Action.  On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation.  On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the consolidated Shareholder Actions.  The consolidated amended complaint seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The Shareholder Actions assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose, among other things, the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of “true lease.”  The Shareholder Actions seek class certification, unspecified monetary damages, costs and attorneys’ fees and other relief.  On July 10, 2020, defendants moved to dismiss the consolidated amended complaint.  Briefing on that motion is complete, but no decision has been issued.  We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. As of the date of this Quarterly Report on Form 10-Q, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2020.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 12, 2020, as supplemented by the supplemental risk factors related to the COVID-19 pandemic, included in Part II, “Item 1A Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Sales of Equity Securities

On September 9, 2020, Uniti entered into stock purchase agreements (each, a “Stock Purchase Agreement”) with certain first lien creditors of Windstream to replace and codify the terms set forth in the previously-filed binding letters of intent, pursuant to which on September 18, 2020 Uniti sold an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share (the “Settlement Common Stock”), at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached. Uniti transferred the proceeds from the sale of the Settlement Common Stock to Windstream as consideration relating to the Asset Purchase Agreement. The issuance and sale of the Settlement Common Stock was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Certain recipients of the Settlement Common Stock are subject to a one-year lock up, and all recipients are subject to a customary standstill agreement. No recipient will receive any governance rights in connection with the issuance. The binding letters of intent and the Stock Purchase Agreements also provide for customary registration rights.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
10.1*

Amended and Restated ILEC Master Lease, entered into as of September 18, 2020,  by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant.

10.2*

Amended and Restated CLEC Master Lease, entered into as of September 18, 2020,  by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant.

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

UNITI GROUP INC.

Date:	November 9, 2020	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 9, 2020	/s/ Blake Schuhmacher
Blake Schuhmacher Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)