Form 10-K
period 2020-12-31
Uniti Group Inc.
filed 2021-03-05
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2020 was $1,135,058,547

The number of shares of the Registrant’s common stock outstanding as of February 26, 2021 was 232,897,213.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities law. Forward looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have entered into with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”); the future prospects and financial health of Windstream; our ability to delever and achieve the ‘covenant reversion date’ under our 7.875% senior secured notes due 2025, which would permit us to pay additional dividends to shareholders; our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding filing an amendment to this Form 10-K to include Windstream’s audited financial statements as of and for the year ended December 31, 2020; our expectations regarding the effect of the COVID-19 pandemic on our results of operations and financial condition, including the potential need to perform an interim goodwill analysis and report an impairment charge related thereto; our expectations regarding the effect of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) and other tax-related legislation on our tax position; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; expectations regarding future deployment of  fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; our expectations regarding remediation of the material weakness in our internal control over financial reporting as discussed in Part II, Item 9A of this Annual Report on Form 10-K; our expectations regarding the wind down of the Consumer CLEC business; and expectations regarding the payment of dividends.

Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	the future prospects of our largest customer, Windstream following its emergence from bankruptcy;
•	adverse impacts of the COVID-19 pandemic on our employees, our business, the business of our customers and other business partners and the global financial markets;
•	the ability and willingness of our customers to meet and/or perform their obligations under any contractual arrangements entered into with us, including master lease arrangements;
•	the ability of our customers to comply with laws, rules and regulations in the operation of the assets we lease to them;
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
•

changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs, including the impact of the 2017 U.S. tax reform legislation, the CARES Act, the Families First Coronavirus Response Act and the 2021 Appropriations Act;

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

PART I

Item 1. Business.

Overview

Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”) is an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic, copper and coaxial broadband networks and data centers.

As of December 31, 2020, Uniti and its subsidiaries own over 123,000 fiber network route miles, representing approximately 6.9 million fiber strand miles, approximately 230,000 route miles of copper cable lines, central office land and buildings across 44 states and beneficial rights to permits, pole agreements and easements.  Refer to Part I, Item 2 Properties of this Annual Report for a more detailed breakdown of our telecommunications properties.

For the year ended December 31, 2020, we had revenues of $1.1 billion, net loss attributable to common shareholders of $707.4 million, Funds From Operations (“FFO”) loss of $548.2 million and Adjusted Funds From Operations (“AFFO”) of $389.5 million. Both FFO and AFFO are non-GAAP financial measures, which we use to analyze our results. Refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report for additional information regarding these non-GAAP measures. We have historically managed our operations as four reportable business segments (in addition to our corporate operations), but due to the sale of our towers business and wind down of the Consumer CLEC Business, starting in 2021, we will manage our operations focused on our two primary businesses, Leasing and Fiber Infrastructure, which are described in more detail in Note 16 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

Refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments, of this Annual Report for information regarding significant developments in our business in 2020.

Industry

The current communications infrastructure industry is marked by the growing demand for and use of bandwidth-intensive devices and applications, such as smart devices, real-time and online streaming video, cloud-based applications, social media and mobile broadband. This growth in consumption requires the support of robust communications infrastructure, of which fiber networks and communications towers are critical components. Substantial investments have been made in recent years in fiber networks, lit services and colocation facilities to keep pace with the increased bandwidth use of both enterprise- and consumer-end users. As companies attempt to keep pace with this rapidly evolving business sector, communications infrastructure continues to increase in priority and economic importance. We believe this considerable demand creates significant opportunities for us as an operator and as a funding source for operators seeking to capitalize on these trends through build outs and acquisitions of infrastructure assets.

The wireless communications industry is a prime example of the growing importance of the bandwidth infrastructure industry. As wireless traffic and mobile data consumption continue to grow worldwide, participants in the wireless communications industry are increasing their network capacity through the development of new wireless cell sites and the addition of bandwidth capacity.  Consumers are demanding network quality and coverage, and as a result, wireless carriers are making significant capital investments to improve quality, expand their coverage and remain relevant in a highly competitive industry. We expect this continued growth in capital expenditures to generate high demands for bandwidth infrastructure services.

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

This strategy also is designed to expand our mix of tenants and other real property and will reduce our revenue concentration with Windstream Holdings, Inc. (“Windstream Holdings” together with Windstream Holdings II, LLC, its successor in interest, and subsidiaries, “Windstream”), our anchor tenant. We expect that this objective will be achieved over time as part of our overall strategy to acquire new distribution systems and other real property within the communications infrastructure industry to further diversify our overall portfolio.

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

We intend to support our tenant operators and other communication service providers by providing capital to them for a variety of purposes, including capacity augmentation projects, tower construction and network expansions. We expect to structure these investments as lease arrangements that produce attractive returns for Uniti.  For example, under the leases with our anchor tenant, Windstream, we have agreed to fund up to $1.75 billion in value accretive upgrades to the network we lease to Windstream in exchange for an 8% return and future rental rate increases. For more information on this program with Windstream, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

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

Maintain Balance Sheet Strength and Liquidity

We seek to maintain a capital structure that provides the resources and financial flexibility to position us to capitalize on strategic growth opportunities. Our access to, and cost of, external capital is dependent on various factors, including general market conditions, credit ratings on our securities, interest rates and expectations of our future business performance. We intend to maintain a strong balance sheet through disciplined use of leverage, aiming to lower our relative cost of capital over time, and continuing to have access to multiple sources of capital and liquidity. As of December 31, 2020, we had $77.5 million of unrestricted cash and cash equivalents. As of December 31, 2020, with the exception of our revolving credit facility, all of our debt is fixed-rate debt.

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

Windstream provides advanced network communications and technology solutions for businesses across the United States. Windstream also offers broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas. Windstream continues to operate the telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) which were contributed to us in our spin-off from Windstream in 2015 (the “Spin-off”), hold the associated regulatory licenses and own and operate other assets, including distribution systems in select states not included in the Spin-Off.

Windstream has a diverse customer base, encompassing enterprise and small business customers, carriers and consumers. The Distribution Systems we lease to Windstream are located in 37 different states across the continental United States. The fiber assets in any one state do not account for more than 20% of the total route miles in our network. We believe this geographic diversification will limit the effect of changes in any one market on our overall performance.

For a more detailed discussion of Windstream’s emergence from bankruptcy and our settlement with Windstream refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments, of this Annual Report.

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

Our Business

Our primary lines of business are Uniti Leasing and Uniti Fiber, which are described in further detail below. For a more detailed discussion of our other reportable segments, including our former business lines Uniti Towers and the Consumer Competitive Local Exchange Carrier (“CLEC”) Business (the “Consumer CLEC Business”), and other recent business developments related thereto see refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments, of this Annual Report.

Uniti Leasing

Uniti Leasing is engaged in acquiring mission-critical communications assets, such as fiber, data centers, next-generation consumer broadband, coaxial and upgradeable copper, and leasing them back to anchor customers on either an exclusive or shared-tenant basis.  Presently, a substantial portion of Uniti Leasing’s revenue is rental revenues from leasing the Distribution Systems to Windstream as described below in the section titled “Significant Customers”.  We believe our attractive cost of capital and advantageous REIT structure will enable Uniti Leasing to provide creative and tax-efficient solutions to additional customers, including (i) sale leaseback transactions, whereby Uniti Leasing acquires existing infrastructure assets from communications service providers and leases them back on a long-term basis; (ii) capital investment financing, whereby Uniti Leasing offers communications service providers a cost-efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iii) mergers and acquisitions financing, whereby Uniti Leasing facilitates mergers and acquisition transactions as a capital partner.  Results for Uniti Leasing are reported in our consolidated financial statements in our Leasing business segment.

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

At December 31, 2020, Uniti Fiber’s revenues under contract were over $1.1 billion, with a network consisting of approximately 2.4 million strand miles of fiber and approximately 26,300 customer connections.  Results for Uniti Fiber are reported in our consolidated financial statements in our Fiber Infrastructure business segment.

The Company

Uniti Group Inc. was incorporated in the state of Maryland on September 4, 2014 and was separated and spun-off from Windstream on April 24, 2015.

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations.  We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, certain aspects of our former towers business, Uniti Towers, and Talk America Services, LLC, which operated the Consumer CLEC Business (“Talk America”), as taxable REIT subsidiaries (“TRSs”).  TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2020, we are the sole general partner of the Operating Partnership and own approximately 98.5% of the partnership interests in the Operating Partnership. In addition, beginning on December 31, 2019, we undertook a series of transactions, including the issuance by one of our subsidiaries of convertible preferred stock to third parties with an aggregate liquidation value of $125,000, to permit us to hold certain of our assets indirectly through one of our subsidiaries taxed as a REIT, which is also expected to facilitate future acquisition opportunities.

Human Capital Management

On December 31, 2020, we employed 787 people, of whom 492 work directly developing and maintaining network operations, 83 in sales and sales support, 74 in shared services, 71 accounting and finance related positions and 67 in operations support roles.  None of our employees are subject to a collective bargaining agreement.

Our employees are our most important resources and their success ultimately creates our own. We fuel their success by offering career growth, recognition and appreciation programs, fulfilling work relationships, empowerment, mentoring, and training and development opportunities.  We demonstrate the value we place in our employees financial, physical and emotional health by providing our employees with competitive salaries, health benefits, investment opportunities, vacation options and a generous paid volunteer program, among other benefits.

For the last three years Uniti has been certified as a Great Place to Work®.  Our management team strives to embody and promote our company values of united, necessary, innovative, tenacious, and integrity.  As a certified Great Place to Work®, 94% of our employees say they are proud to work at Uniti and 88% of them agree that Uniti is a great place to work.  We believe our energetic and collaborative work environment are contributing factors to our limited employee turnover and high levels of engagement.

Within our organization, we believe in unity and know that it can only be generated through connection, collaboration and respect.  We are committed to fostering these ideals by hiring, developing and supporting a diverse and inclusive workplace that encourages, supports and celebrates the diverse voices of our team members.  Two women sit on our board of directors and women represent approximately 22% of leadership positions across our company.  Current key initiatives include our Diversity and Inclusion Groups (“DIGs”) which support employees with diverse backgrounds, experiences or characteristics who share a common interest in various topics.  Each DIG is sponsored and supported by senior leaders across the organization.

We value our strong ethical foundation and have instituted policies and procedures designed to preserve and prioritize corporate integrity.  To actively promote honest, ethical and respectful conduct, we engage in a top-down approach by requiring our directors and executives to set high standards of integrity, responsibility and transparency.  We insist all employees adhere to a code of conduct that sets standards for appropriate behavior and includes information on preventing, identifying, reporting and stopping any type of discrimination or unethical behavior.

As a result of the COVID-19 pandemic, we implemented safety protocols to protect our employees, customers and communities during the pandemic.  These protocols include health and safety training and compliance with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.  Many of our administrative and operational functions during this time have required modification, including some of our workforce working remotely.  Our experienced teams adapted to the changes in our work environment and have managed our business successfully during this challenging time.  To further support the mental health needs of our employees, we added an employer-paid virtual mental health benefit in addition to our already available Employee Assistance Program (EAP). Our EAP offers free, confidential assessments and short-term counseling to employees.  Together, with our additional virtual mental health benefit, employees have the opportunity to seek in person or virtual assistance with personal and/or work-related problems.

Uniti will continue to seek opportunities to support the overall health and well-being of our employees as we continue to realize significant value for our stockholders, customers and communities.

Significant Customers

For the years ended December 31, 2020, 2019 and 2018, 65.8%, 65.0% and 68.2% of our revenues, respectively, were derived from leasing our Distribution Systems to Windstream Holdings.

On April 24, 2015, we were separated and spun-off from Windstream pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived. In connection with Windstream’s recent emergence from bankruptcy and the implementation of our settlement with Windstream, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety.  For a more detailed discussion of Windstream’s emergence from bankruptcy and our settlement with Windstream refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments, of this Annual Report.

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Sections 12(g) and 15(d) under the Exchange Act. Windstream has posted certain information regarding its fourth quarter and full year 2020 results on the investor relations page of its website, which can be found at https://investor.windstream.com.  Neither Windstream filings nor the information available on the investor relations page of its website are incorporated by reference in this Annual Report on Form 10-K.

We monitor the credit quality of Windstream through numerous methods, including by (i) reviewing credit ratings of Windstream by nationally recognized credit agencies, (ii) reviewing the financial statements of Windstream that are required to be delivered to us pursuant to the Windstream Leases, (iii) monitoring new reports regarding Windstream and its business, (iv) conducting research to ascertain industry trends potentially affecting Windstream, (v) monitoring Windstream’s compliance with the terms of the Windstream Leases and (vi) monitoring the timeliness of its payments under the Windstream Leases.

As of the date of this Annual Report on Form 10-K, Windstream is current on all lease payments. We note that in August 2020, Moody’s Investor Service assigned a B3 corporate family rating with a stable outlook to Windstream in connection with its post-emergence exit financing. At the same time, S&P Global Ratings assigned Windstream a B- issuer rating with a stable outlook. These ratings were both upgrades from Windstream’s pre-bankruptcy ratings.

In addition, in order to assist us in our continuing assessment of Windstream’s creditworthiness, we periodically receive certain confidential financial information and metrics from Windstream.  Refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report for additional information regarding this assessment.

Government Regulation, Licensing and Enforcement

U.S. Telecommunications Regulatory Overview

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

Our operations require that certain of our subsidiaries across all segments hold licenses or other forms of authorization from the FCC and state PUCs in those states where we operate, and in some jurisdictions our subsidiaries must file tariffs or other price lists describing their rates, terms and conditions of the services they provide.  The FCC and PUCs can modify or terminate a service provider’s license or other authority to provide telecommunications services for failure to comply with applicable laws and regulations.  The FCC and PUCs may also investigate our subsidiaries’ operations and may impose fines or other penalties for violations of the same.  In addition, our subsidiaries are required to submit periodic reports to the FCC and PUCs documenting their revenues and other data.  Some of this information is used as the basis for the imposition of various regulatory fees and other assessments. In order to engage in certain transactions in some jurisdictions, including changes of control, the encumbrance of certain assets, the issuance of securities, the incurrence of indebtedness, the guarantee of indebtedness of other entities, including subsidiaries of ours, and the transfer of assets, we may be required to provide notice and/or obtain prior approval from certain governmental agencies.  Failure to obtain required approvals could subject us to fines or other penalties.

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

Communications towers owned by our subsidiaries are subject to federal, state and local regulatory requirements with respect to the registration, siting, construction, lighting, marking and maintenance. In the United States, the construction of new towers or modifications to existing towers may require pre-approval by the FCC and the Federal Aviation Administration (“FAA”), depending on factors such as tower height and proximity to public airfields. Towers requiring pre-approval must be registered with the FCC and maintained in accordance with FCC and FAA standards. Non-compliance with applicable tower-related requirements may lead to monetary penalties or site deconstruction orders.

Towers are also subject to zoning restrictions and restrictive covenants imposed by local authorities or community organizations. While these regulations vary, they typically require approval from local authorities or community standards organizations prior to tower construction or the addition of a new antenna to an existing tower. Opposition by local zoning authorities and community residents can delay or prevent new tower construction or site upgrade projects, thereby increasing the costs and timing of new tower construction and modifications or site upgrades.

The failure to properly maintain towers pursuant to applicable regulatory requirements, such as but not limited to, lighting, painting, and other safety standards, can subject us to significant enforcement actions, including monetary penalties both within the United States and abroad.

Uniti Fiber

Our subsidiaries that compose Uniti Fiber own and operate significant fiber and other communications backhaul facilities throughout various regions of the United States.  The provision of such services is often subject to FCC and PUC licensure in many jurisdictions, and the companies are typically licensed as CLECs and/or interexchange carriers in those states where they operate.  The companies also hold various FCC wireless licenses in order to provide microwave backhaul and other wireless services.  Because of the nature of the licenses that these companies hold, and the nature of the services that they provide, they are subject to various federal and state regulatory requirements, including, but not limited to, revenue and other reporting requirements and tariffing requirements.  The companies must also maintain their wireless licenses with the FCC, which requires construction and notification reporting and other regulatory requirements.  New fiber network construction is also subject to certain state and local governmental permitting and licensing requirements.  Delays in the local and state permitting process can delay the construction of new facilities.  Failure to abide by permit requirements can subject the company to fines and other penalties.

In some cases, our subsidiaries that compose Uniti Fiber utilize services or facilities of incumbent local exchange carriers through arrangements established under the Telecommunications Act of 1996 and FCC regulations.  The FCC has recently issued orders allowing incumbent local exchange carriers to stop offering such elements and/or to increase the rates that they may charge competitive providers for access to such elements.   The loss of these elements, or significant price increases associated with our use of such elements, may increase our costs to maintain and construct new network facilities to replace those we may no longer access, or have other negative effects on our business such as a loss of ability to continue to provide services to certain customers.

Regulatory Changes

Future revenues, costs, and capital investment in the communication businesses of our tenants, Uniti Fiber, and other related entities could be adversely affected by material changes to, or decisions regarding applicability of, government requirements, including, but not limited to, changes in rules governing inter-carrier compensation, interconnection access to network facilities, state and federal universal service fund (“USF”) support, rules governing the prices that can be charged for business data services, infrastructure location and siting rules, access to unbundled network elements, and other requirements.  Federal and state communications laws and regulations may be amended in the future, and other new laws and regulations may affect our business.  In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be vacated or modified at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have on our business.

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

Insurance

We maintain, or will require in our leases (including the Windstream Leases) that our tenants maintain, applicable lines of insurance on our properties and their operations. Under the Windstream Leases, Windstream has the right to self-insure or use a captive provider with respect to its insurance obligations. We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants are customary for similarly situated companies in the telecommunications industry. However, our tenants may elect not to, or be able to, maintain the required insurance coverages, and the failure by any of them to do so could have a material adverse effect on us. We may not continue to require the same levels of insurance coverage under our leases, including the Windstream Leases, and such insurance may not be available at a reasonable cost in the future or fully cover all losses on our properties upon the occurrence of a catastrophic event.  Moreover, we cannot guarantee the future financial viability of the insurers.

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

We expect the settlement with Windstream will require us to raise significant additional capital.

We expect to raise capital to fund obligations to Windstream, including (i) $490 million of settlement payments payable over time and (ii) an aggregate of up to $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”) subject to the master lease (although such investments will lead to higher rent payments). We will closely monitor capital markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; any limitations imposed by our current credit arrangements; and overall market conditions. If we are unable to access the capital markets as we anticipate (including because our cost of capital is higher than the returns we will get on our investment in Windstream), we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

We are dependent on Windstream to make payments to us under the Windstream Leases, and an event that materially and adversely affects Windstream’s business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.

Windstream is the lessee of the Distribution Systems pursuant to the Windstream Leases and, therefore, is presently the source of a substantial portion of our revenues. There can be no assurance that Windstream will have sufficient assets, income and access to financing to enable it to satisfy its payment and other obligations under the Windstream Leases.  In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow and has undergone a restructuring under Chapter 11 of the U.S. Bankruptcy Code.

The inability or unwillingness of Windstream to meet its rent obligations under the Windstream Leases could materially adversely affect our business, financial position or results of operations, including our ability to pay dividends to our stockholders as required to maintain our status as a REIT. The inability of Windstream to satisfy its other obligations under the Windstream Leases, such as the payment of insurance, taxes and utilities, could materially and adversely affect the condition of the Distribution Systems as well as the business, financial position and results of operations of Windstream. In addition, Windstream will be dependent on distributions from its subsidiaries in order to satisfy the payment obligations under the Windstream Leases, as such, if its subsidiaries were to experience a material and adverse effect on their business, financial position or results of operations, our business, financial position or results of operations could also be materially and adversely affected.

Failure by Windstream to comply with the terms of the Windstream Leases or to comply with the regulations to which the Distribution Systems are subject could require us to find another lessee for such Distribution Systems, or a portion thereof, and there could be a decrease or cessation of rental payments by Windstream.

There is no assurance that we would be able to lease the Distribution Systems to another lessee on substantially equivalent or better terms than the Windstream Leases, or at all, successfully reposition the Distribution Systems for other uses or sell the Distribution Systems on terms that are favorable to us. It may be more difficult to find a replacement tenant for a telecommunications property than it would be to find a replacement tenant for a general commercial property due to the specialized nature of the business. Even if we are able to find a suitable replacement tenant for the Distribution Systems, transfers of operations of communication distribution systems are subject to regulatory approvals not required for transfers of other types of commercial operations, which may affect our ability to successfully transition the Distribution Systems.

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

In addition, if the Spin-Off or the debt exchanges failed to qualify as tax free for U.S. federal income tax purposes, Windstream may incur significant tax liabilities that could materially affect Windstream’s ability to make payments under the Windstream Leases.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.

As of December 31, 2020, we had outstanding long term indebtedness of approximately $4.97 billion consisting of senior notes and a revolving credit facility provided by a syndicate of banks and other financial institutions, which, as of December 31, 2020, provided for an aggregate committed amount of borrowings up to approximately $560.5 million.  Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets or sell assets as needed, and our ability to pay dividends. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” for information about the terms of the limited waiver we received from the lenders to our Credit Agreement.

In February 2021, the Operating Partnership and certain of its subsidiaries issued $1.11 billion aggregate principal amount of 6.50% senior notes due 2029 and used the proceeds from the offering to fund the tender offer of substantially all outstanding 8.25% senior notes due 2023, of which $58.8 million remain outstanding.  On February 16, 2021, we issued a notice of redemption to redeem all remaining principal amount of our outstanding 8.25% senior notes due 2023 on April 15, 2021.

We anticipate that we will have sufficient access to liquidity to fund our cash needs; if we are unable to do so, we would need to reduce our spending and it could have an adverse effect on us.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios.  We anticipate declaring dividends for the 2021 tax year to comply with our REIT distribution requirements.  We also expect the need to raise capital to finance the Settlement, which includes growth capital investments, with Windstream.  We anticipate that we will partially finance these needs, together with operating expenses (including our debt service obligations) from our cash on hand, cash flows provided by operating activities, together with funds anticipated from announced divestures.  However, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

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

As further described in Item 9A of this Annual Report, in the course of completing our assessment of internal control over financial reporting as of December 31, 2020, management identified a material weakness in our internal control over financial reporting related to controls over the annual goodwill impairment assessment, specifically, the control activities over the determination of the carrying value to be used in the assessment of goodwill impairment.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. As a result, management has concluded that, because of this material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2020. If we fail to complete the remediation of this material weakness, or after having remediated such material weakness, thereafter fail to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Continued or future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not conclude in the future that this material weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

Any further impairment of our goodwill would negatively impact our financial condition and operating results.

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in key assumptions regarding our fair value. In 2020, the COVID-19 pandemic and the precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and “shelter-in-place orders,” have contributed to a significant financial market volatility and a general slowdown of the global economy. The extent to which the fair value of net assets acquired in business combinations is ultimately impacted will depend on numerous evolving factors that are presently uncertain and which we may not be able to predict. Although we assess potential impairment of our goodwill on an annual basis, the impact of the COVID-19 pandemic may cause us to perform an interim analysis of our goodwill and cause us to report an impairment charge in the future, which could have a significant adverse impact on our reported earnings. At December 31, 2020, we had $601.9 million of goodwill on our consolidated balance sheet after recognizing a $71 million goodwill impairment charge for the Fiber Infrastructure reporting unit during the fourth quarter of 2020.  For a discussion of our goodwill impairment testing, see “Note 3. Summary of Significant Accounting Policies-Goodwill” in the notes to the Condensed Consolidated Financial Statements set forth in Part II, Item 8 and “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7A-Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses.

The Windstream Leases require, and we expect that additional lease agreements that we enter into will require, that the tenant maintain comprehensive insurance and hazard insurance or self-insure its insurance obligations. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

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

We operate as a REIT for U.S. federal income tax purposes, as does one of our principal operating subsidiaries.  Our qualification as a REIT will depend on our satisfaction of certain highly technical and complex asset, income, organizational, distribution, stockholder ownership and other requirements, including at the level of our subsidiary REIT, on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination and for which we may not obtain independent appraisals.

If we or our subsidiary REIT were to fail to qualify as a REIT in any taxable year, unless certain relief provisions apply, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates and dividends paid to our stockholders would not be deductible by us in computing our taxable income. As a result, we would no longer be required to pay dividends in order to qualify to be taxed as a REIT, and we could decide to reduce the amount of dividends we pay to our stockholders.  Any resulting corporate liability could be substantial and could reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock and to service debt. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

In addition, our 7.875% senior secured notes due 2025 presently limit our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains, until we reduce our net leverage ratio. As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (“Treasury”). Changes to the tax laws affecting REITs or TRSs, which may have retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. Accordingly, we cannot provide assurance that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT, the federal income tax consequences of such qualification, the determination of the amount of REIT taxable income or the amount of tax paid by our taxable REIT subsidiaries (“TRSs”).

We could fail to qualify as a REIT if income we receive from lease transactions, such as income from Windstream pursuant to the Windstream Leases, is not treated as qualifying income.

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Windstream or other lessees will not be treated as qualifying rent for purposes of these requirements if the relevant lease is not respected as a “true lease” for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If any of our leases, including the Windstream Leases, is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify as a REIT.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must qualify as a REIT and distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, for the U.S. federal corporate income tax not to apply to earnings that we distribute (assuming that certain other requirements are also satisfied). To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified for REITs under U.S. federal income tax laws. The same rules apply to our REIT subsidiary. We currently intend to make distributions to our stockholders, and to cause our REIT subsidiary to make distributions, to comply with the REIT requirements of the Code.

Our FFO is currently generated largely by rents paid under the Windstream Leases. From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock and decrease cash available to service debt.

A deterioration in Windstream’s financial condition could adversely affect our ability to continue to qualify as a REIT.

In addition to satisfying the distribution requirement described above in the immediately preceding risk factor, we and our subsidiary REIT must each satisfy a number of other requirements in order to qualify as a REIT.  A deterioration in Windstream’s financial condition could adversely affect our ability to satisfy several of these requirements and thus our ability to continue to qualify as a REIT.

For example, in order to qualify as a REIT for any year, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and “real estate assets” (as defined in the Code), and no more than 20% of the value of our total assets can be represented by securities (other than qualified real estate assets) of one or more TRSs. If we fail to comply with either of these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. These same rules apply to our REIT subsidiary.  Our ability to satisfy these requirements depends in substantial part on the value of the assets that are the subject of the Windstream Leases with Windstream, and any diminution in the value of such assets, including as a result of any diminution in the implied value of the Windstream Leases as a result of changes in the financial condition or creditworthiness of Windstream or Windstream’s inability or unwillingness to meet its rent and other obligations under the Windstream Leases, could adversely affect our ability to satisfy these requirements at the end of any calendar quarter, and there can be no assurance that we would be able to timely correct any such failure or otherwise qualify for any statutory relief provision. See “—Risks Related to Our Business—We are dependent on Windstream Holdings to make payments to us under the Windstream Leases, and an event that materially and adversely affects Windstream’s business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.” In addition, under applicable provisions of the Code, we will not be treated as a REIT for any year unless we satisfy various requirements, including requirements relating to the sources of our gross income in such year. These same rules apply to our REIT subsidiary.  Our ability to satisfy these gross income tests depends in substantial part on our receipt of rents paid under the Windstream Leases. Windstream’s inability or unwillingness to meet its rent and other obligations under the Windstream Leases, or any suspension, delay or other reduction in the amount of rent that we receive under the Windstream Leases could adversely affect our ability to qualify as a REIT.

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

Risks Related to Our Common Stock

We cannot guarantee our ability to pay dividends in the future, and we could elect to pay dividends substantially in the form of additional shares of our common stock.

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

Furthermore, while we are required to pay dividends in order to maintain our REIT status (as described above under “Risks Related to the Status of Uniti as a REIT—REIT distribution requirements could adversely affect our ability to execute our business plan”), we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, shares of our common stock in lieu of cash, which may result in holders of our common stock incurring tax liability without the receipt of a corresponding amount of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

The market price and trading volume of our common stock may fluctuate widely.

We cannot predict the prices at which our common stock may trade.  The market price of our common stock has fluctuated significantly since February 15, 2019 and may continue to fluctuate significantly, depending upon many factors, some of which may be beyond our control. In addition, under the settlement with Windstream, we issued 38,633,470 shares, equal to 19.99% of our currently outstanding common stock, to certain investors at a purchase price of $6.33 per share.  These investors will be able to resell their shares into the market over time, which could lead to volatility and lower declines in the price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Uniti and its subsidiaries own or lease over 123,000 fiber network route miles, representing approximately 6.9 million fiber strand miles, approximately 230,000 route miles of copper cable lines, wireless communication towers, central office land and buildings across 44 states and beneficial rights to permits, pole agreements and easements.

Leasing Segment

Uniti Leasing’s network properties include its fiber route miles and copper route miles. Below is a geographic distribution summary as of December 31, 2020:

Location	Fiber Route Miles	Copper Route Miles	Total Route Miles
GA	10,800	45,000	55,800
TX	10,800	39,000	49,800
KY	8,900	32,100	41,000
IA	8,600	31,500	40,100
NC	5,200	18,100	23,300
OH	4,100	10,400	14,500
AR	3,900	13,400	17,300
IL	3,600	—	3,600
FL	3,000	8,300	11,300
IN	2,500	—	2,500
WI	2,100	—	2,100
MI	2,000	—	2,000
OK	2,000	12,000	14,000
CA	1,800	—	1,800
MO	1,600	10,800	12,400
NY	1,400	—	1,400
PA	1,400	—	1,400
TN	1,300	—	1,300
NM	1,200	5,100	6,300
AL	1,100	2,400	3,500
VA	1,100	—	1,100
Other(1)	7,400	1,700	9,100
Total	85,800	229,800	315,600
(1) Includes 21 states.

Fiber Segment

Uniti Fiber’s network properties include its fiber route miles and wireless communications towers. Below is a geographic distribution summary as of December 31, 2020:

Location	Fiber Route Miles
FL	6,900
GA	6,000
LA	5,900
AL	4,500
PA	4,500
MS	2,900
VA	1,600
NY	1,500
TX	1,300
NJ	800
Other(1)	1,600
Total	37,500
(1) Includes 10 states.

Location	Towers
LA	105
NM	19
TX	18
AR	13
NE	10
Other(1)	20
Total	185
(1) Includes 10 states.

Item 3. Legal Proceedings.

A description of legal proceedings can be found in Note 17 - Commitments and Contingencies to our Consolidated Financial Statements, included in this report at Part II, Item 8-Financial Statements and Supplementary Data, and is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “UNIT.”

Holders

As of February 26, 2021, the closing price of our common stock was $11.91 per share as reported on the NASDAQ Global Select Market. As of February 26, 2021, we had 232,897,213 outstanding shares of common stock, and there were approximately 18,932 registered holders of record of Uniti’s common stock. A substantially greater number of holders of Uniti common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Dividends (Distributions)

Distributions with respect to our common stock are characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distributions or a combination thereof. It has been our policy to declare dividends to common shareholders so as to comply with the provisions of the Internal Revenue Code governing REITs.

Any dividends must be declared by our Board of Directors, which will take into account various factors including our current and anticipated operating results, our financial position, REIT requirements, conditions prevailing in the market, restrictions in our debt documents and additional factors they deem appropriate. Dividend payments are not guaranteed and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends or to change the amount paid as dividends.  In addition, our 7.875% senior secured notes due 2025 presently limit our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains, until we reduce our net leverage ratio.

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

Stock Performance

The following graph shows a comparison from December 31, 2015 through December 31, 2020 on the NASDAQ Global Select Market of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (S&P 400 Index), and the MSCI US REIT Index. The graph assumes that $100 was invested at the market open on December 31, 2015 and that all dividends were reinvested in the common stock of Uniti, the S&P 400 Index and the MSCI US REIT Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Stockholder Returns

Based on Investment of $100.00 Beginning on December 31, 2015

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Uniti Group Inc.	$100.00	$148.84	$117.43	$117.42	$64.64	$99.14
S&P 400 Index	100.00	120.74	140.35	124.80	157.49	179.00
MSCI US REIT Index	100.00	108.62	114.19	109.04	137.27	126.88

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020	3,427	$10.58	—	—
November 1, 2020 to November 30, 2020	—	-	—	—
December 1, 2020 to December 31, 2020	—	—	—	—
Total	3,427	$10.58	—	—

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 6. Selected Financial Data.

On November 19, 2020, the SEC adopted certain amendments to Regulation S-K, including the elimination of Item 301 thereof.  The final rules became effective on February 10, 2021.  The Company has chosen to adopt the recent amendments and omit the disclosure formerly required by Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates.

This section generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 12, 2020.

Overview

Company Description

Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”) is an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic, copper and coaxial broadband networks and data centers.

On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived.  In connection with Windstream’s recent emergence from bankruptcy and the implementation of the Settlement (as defined below) with Windstream, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. (See “Significant Business Developments” below).

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Windstream Leases. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, certain aspects of our former towers business, and Talk America Services, LLC, which operated the Consumer CLEC Business (“Talk America”), as TRSs. TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2020, we are the sole general partner of the Operating Partnership and own approximately 98.5% of the partnership interests in the Operating Partnership.  In addition, beginning on December 31, 2019, we undertook a series of transactions, including the issuance by one of our subsidiaries of convertible preferred stock to third parties with an aggregate liquidation value of $125,000, to permit us to hold certain of our assets indirectly through one of our subsidiaries taxed as a REIT, which is also expected to facilitate future acquisition opportunities.

We aim to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including (i) sale-leaseback transactions, whereby we acquire existing infrastructure assets from third parties, including communication service providers, and lease them back on a long-term triple-net basis; (ii) leasing of dark fiber and selling of lit services on our existing fiber network assets that we either constructed or acquired; (iii) whole company acquisitions, which may include the use of one or more TRSs that are permitted under the tax laws to acquire and operate non-REIT businesses and assets subject to certain limitations; (iv) capital investment financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (v) mergers and acquisitions financing, whereby we facilitate mergers and acquisition transactions as a capital partner, including through operating company-property company (“OpCo-PropCo”) structures.

We have historically managed our operations as the four reportable business segments listed below (in addition to our corporate operations), but due to the sale of our towers business and wind down of the Consumer CLEC Business, starting in 2021, we will manage our operations focused on our two primary businesses, Leasing and Fiber Infrastructure:

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

Towers Segment: Represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate and leased space on communications towers to wireless service providers and other tenants in the United States.  Starting in 2019, the Company completed a series of transactions to largely divest of its towers business:  on April 2, 2019, May 23, 2019 and June 1, 2020, the Company completed the sales of its Latin American business, substantially all of its U.S. ground lease business, and its U.S. tower business (see “Significant Business Developments—Sale of U.S. Towers Business” below), respectively.  Portions of our former towers business were a component of our REIT operations, while the remainder were owned and operated by our TRSs.

Consumer CLEC Segment: Represents the operations of Talk America through which we operated the Consumer CLEC Business that, prior to the Spin-Off, was reported as an integrated operation within Windstream. Talk America provided local telephone, high-speed internet and long-distance services to customers in the eastern and central United States.  As of the end of the second quarter of 2020, we have substantially completed a wind down of our Consumer CLEC business.

Corporate Operations: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, information technology systems, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, costs related to the settlement with Windstream, amortization of non-cash rights-of-use, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities.  For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 16 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

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

On September 21, 2020, Windstream emerged from bankruptcy. In connection with Windstream’s emergence from bankruptcy, Uniti entered into several agreements and consummated the transactions, each as described below, to implement its settlement of the above-mentioned litigation (the “Settlement”) with Windstream pursuant to the settlement agreement (the “Settlement Agreement”) dated as of May 12, 2020 between Uniti and Windstream. The Settlement resolves any and all claims and causes of action that have been or may be asserted in the future by Uniti and Windstream regarding the Spin-off of Uniti and related sale-leaseback transaction, including all litigation brought against Uniti by Windstream and certain of its creditors during Windstream’s bankruptcy proceedings.  The release from claims applies to any Windstream successor and is binding going forward, including in any future Windstream bankruptcy.  We estimated fair value of the litigation settlement to be $650.0 million and we recorded a corresponding charge in the second quarter of 2020.

Under the Settlement Agreement, in addition to completing the transactions and executing the Windstream Leases described below, Uniti is required to make $490.1 million in cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020, and Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (discounted at a 9% rate).  As of the date of this Annual Report on Form 10-K, the Company made the first two quarterly payments totaling $49.0 million.

Windstream Leases

On September 18, 2020, in connection with Windstream’s emergence from bankruptcy and the implementation of the Settlement with Windstream described in Note 17 to our accompanying Consolidated Financial Statements, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases that each expire on April 30, 2030 (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the “ILEC MLA”) that governs Uniti owned assets used for Windstream’s incumbent local exchange carrier (“ILEC”) operations and (b) a master lease (the “CLEC MLA”) that governs Uniti owned assets used for Windstream’s competitive local exchange carrier (“CLEC”) operations. The aggregate initial annual rent under the Windstream Leases is equal to the annual rent under the Master Lease previously in effect. The tenants under the ILEC MLA are Windstream Holdings II, LLC (“Windstream Holdings II,” successor in interest to Windstream Holdings) Windstream Services II, LLC (“Windstream Services II,” successor in interest to Windstream Services), and certain subsidiaries and/or newly formed affiliated entities operating Windstream’s ILEC operations and the landlords under the ILEC MLA are the Uniti entities that own the applicable ILEC assets. Similarly, the tenants under the CLEC MLA are Windstream Holdings II, Windstream Services II, and certain subsidiaries and/or newly formed affiliated entities operating Windstream’s CLEC operations, and the landlords under the CLEC MLA are the Uniti entities that own the CLEC assets. The Windstream Leases contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is the tenant under both of the Windstream Leases and unless and until the landlords under the ILEC MLA are different from the landlords under the CLEC MLA. The Windstream Leases permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the Windstream Leases, together or separately, so long as Uniti does not transfer interests in either Windstream Lease to a Windstream competitor. In addition, the Windstream Leases impose certain financial restrictions on Windstream if Windstream fails to maintain certain financial covenants.  See Note 5 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

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

Asset Purchase Agreement

On September 18, 2020, and in furtherance of the Settlement Agreement, Uniti and Windstream closed an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which:

(a)   Uniti paid to Windstream approximately $284.6 million; and

(b)   Windstream granted or transferred to Uniti (i) exclusive rights to use 1.8 million fiber strand miles leased by Windstream under the CLEC MLA, which fiber strands are either unutilized or utilized under certain dark fiber indefeasible rights of use (“IRUs”) that were simultaneously transferred to Uniti, (ii) fiber assets (and underlying rights) consisting of 0.4 million fiber strand miles (covering 4,000 route miles) owned by Windstream, and (iii) dark fiber IRUs relating to (x) the fiber strand miles granted to Uniti under the CLEC MLA (and described in clause (i)) and (y) the fiber assets (and underlying rights) for the 0.4 million fiber strand miles conveyed to Uniti (and described in clause (ii)), which IRUs generated $28.9 million of annual EBITDA in the aggregate as of closing of the Asset Purchase Agreement.

In addition, upon the transfer of the Windstream-owned fiber assets (described in clause (b)(ii) above), Uniti granted to Windstream a 20-year IRU for certain strands included in the transferred fiber assets.

Uniti used the proceeds from the sale of Settlement Common Stock as a portion of the consideration paid to Windstream in connection with the closing of the Asset Purchase Agreement and Settlement described above.

Everstream Solutions LLC Operating Company-Property Company Transaction.  On November 9, 2020, the Company announced that it has entered into an OpCo-PropCo transaction with Everstream Solutions LLC (“Everstream”).  As part of the transaction, Uniti will enter into two 20-year IRU lease agreements with Everstream on Uniti owned fiber.  Concurrently, Uniti has agreed to sell its Uniti Fiber Northeast operations and certain dark fiber IRU contracts generating approximately $24 million of annualized revenue, which were acquired as part of the Windstream settlement to Everstream.  Total cash consideration, including upfront IRU payments, is approximately $135 million.  In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20-year term of the IRU lease agreements, subject to an annual escalator of 2%.  The transaction is subject to regulatory approval and other customary closing conditions and is expected to close in the second quarter of 2021.

Sale of Midwest Fiber Network.  On July 1, 2020, the Company completed the sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”) to Macquarie Infrastructure Partners (“MIP”) for total cash consideration of approximately $168 million. Uniti retained an investment in the Propco through an affiliate of MIP and is eligible to receive an additional earnout payment in 2023 of up to approximately $20.0 million upon the achievement of certain operational milestones.

At-the-Market Common Stock Offering Program. On June 22, 2020, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $250 million. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.  During the year ended December 31, 2020, we did not make any sales under the refreshed ATM Program.  This offering supersedes and replaces the $250 million program we commenced on September 2, 2016, which had approximately $117.1 million available for issuance under such program.

Sale of U.S. Tower Business.  On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody Investment Advisors LP (“Melody”) for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the tower business, having a fair value of $26.0 million, through a newly formed limited partnership with Melody, and will receive $1.6 million of incremental earn-out payments related to towers completed in 2020. We recorded a gain of $63.4 million related to this transaction.

Consumer CLEC Business.  On April 23, 2019, Windstream provided notice to Uniti of its termination of (i) the Wholesale Master Services Agreement between Windstream Communications, Inc. and Talk America, (ii) the Master Services Agreement between Windstream Services and Talk America, and (iii) the Billing and Remittance Agreement between Windstream Services and CSL National, LP, each dated April 24, 2015 (collectively the “Agreements”).  Under the Agreements, Windstream provided us transport, provisioning, repair and billing and collection services necessary to operate our Consumer CLEC Business.  We currently do not have the infrastructure necessary to perform these services in the absence of the Agreements.  We evaluated the costs of building out the required infrastructure and have determined that incurring such costs would not be economically feasible.  Furthermore, we have evaluated potential strategic alternatives with respect to the Consumer CLEC Business, including retaining other vendors to perform the services currently provided under the Agreements, and an outright sale of all or parts of the business, but have not identified viable alternatives.  As a result, starting in 2019, we commenced a wind down of our Consumer CLEC Business, which included customer notifications and terminations, and the winddown was substantially completed by the end of the second quarter of 2020.  The termination of the Agreements was effective April 20, 2020; however, we entered into a short-term arrangement with Windstream to provide the necessary services until the business was completely wound down.  The subsidiaries comprising our Consumer CLEC Business are direct subsidiaries of Uniti Group Inc. and are not subsidiaries of the Operating Partnership, which is a primary obligor and/or guarantor under our Credit Agreement and our outstanding notes, and do not guarantee such debt. Other than the assets and liabilities and results related to the Consumer CLEC Business, which are immaterial, the financial condition and results of operations of the Operating Partnership and Uniti Group Inc. are identical in all material respects.

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

Our first priority remains the health and safety of our employees, customers and other business partners.  We have been actively monitoring and following government recommendations as we adjust business practices and standard operating procedures to ensure the protection of team members and ensure the continuity of our business.  As of the date of this Annual Report, we have not experienced significant disruptions in our operations or network performance, nor have we received significant requests for payment relief from our customers.  However, there can be no assurance that circumstances will not change in light of the COVID-19 pandemic or that the pandemic will not have a material adverse impact on our business.  We may incur increases in operating costs and/or a decrease in productivity as a result of travel bans and social distancing efforts.  Such efforts may also delay construction activities and/or require our vendors and contractors to incur additional costs that may be passed onto us.  In addition, we may experience delays in permitting activities due to the shutdown of local permitting authorities.  Furthermore, if there is a prolonged closure of businesses, we may experience an adverse impact on the timing of installations in our enterprise and wholesale customer segments at Uniti Fiber, or we may receive requests for payment relief from our customers, both of which would impact our ability to recognize revenue.

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

On December 27, 2020, the President signed into law the Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”).  Among other things, the 2021 Appropriations Act will enhance various support features of the previously enacted CARES Act, increase unemployment payments and extend the time frame for unemployment benefits, and re-implement a modified version of the Paycheck Protection Program for small businesses and eligible non-profits. The 2021 Appropriations Act contains various forms of relief for individuals, businesses and sectors of the U.S. economy severely impacted by the coronavirus pandemic. As with the CARES Act, the Company has disseminated information about the 2021 Appropriations Act to our customers.  We continue to monitor any effects that may result from these Acts and other similar legislation or actions in jurisdictions in which our business operates.

Unsecured Notes Offering and Tender.  On February 2, 2021, the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as co-issuers, issued $1.11 billion aggregate principal amount of 6.50% Senior Notes due 2029. The co-issuers used the net proceeds from the offering to fund the tender offer of substantially all $1.11 billion principal amount of our 8.25% Senior Notes due 2023, of which $58.8 million remain outstanding. On February 16, 2021, we issued a notice of redemption to redeem all remaining principal amount of our 8.25% senior notes due 2023 on April 15, 2021.

Secured Notes Offering.  On February 10, 2020, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber, as co-issuers, issued $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 at an issue price of 100% of par value. The co-issuers used the net proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million).

Amendments to Credit Agreement. On December 10, 2020, we entered into an amendment (the “Seventh Amendment”) to our Credit Agreement.  Pursuant to the Seventh Amendment, commitments from new and existing lenders under the Credit Agreement’s revolving credit facility (the “Revolving Credit Facility”) have increased to $500 million and, subject to certain conditions, the maturity date of such commitments has been extended to December 10, 2024. See “—Liquidity and Capital Resources—Credit Agreement.” As amended, the Revolving Credit Facility provides that (i) upon receipt of routine regulatory approvals, which are expected by the end of the first quarter of 2021, new and extended commitments under the Revolving Credit Facility will bear interest at a rate of LIBOR plus 375 to 450 basis points, with 0% LIBOR floor, depending on the Company’s secured leverage ratio, and (ii) certain limitations that were included in previous amendments to our credit agreement have been modified or removed, including restrictions relating to debt incurrence, restricted payments, and permitted investments.

The Revolving Credit Facility will be subject to an earlier maturity date of 91 days prior to the maturity of any outstanding debt with a principal amount of at least $200 million, unless the Company's unrestricted cash balance plus remaining revolving credit facility commitments exceeds the principal amount of such debt at all times following such 91st day until the maturity of such indebtedness. Certain non-extending lender commitments of $60.5 million will mature on April 24, 2022 and will continue to bear interest at rates previously in effect. Prior to the expiration of these commitments, the aggregate size of the Revolving Credit Facility will be $560.5 million from all lenders.

Change in Auditor.  Following the conclusion of a process managed by the Company’s Audit Committee, on March 16, 2020, the Company dismissed PwC as the Company’s independent registered public accounting firm and appointed KPMG LLP as the Company’s independent registered public accounting firm beginning with the year ending December 31, 2020.

Comparison of the years ended December 31, 2020 and 2019

The following tables sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

(Thousands)	Year Ended December 31, 2020	% of Revenues	Year Ended December 31, 2019	% of Revenues
Revenues:
Leasing	$745,915	69.9%	$716,640	67.8%
Fiber Infrastructure	314,363	29.5%	315,605	29.8%
Tower	6,112	0.5%	14,693	1.4%
Consumer CLEC	651	0.1%	10,673	1.0%
Total revenues	1,067,041	100.0%	1,057,611	100.0%
Costs and Expenses:
Interest expense, net	497,128	46.6%	390,112	36.9%
Depreciation and amortization	329,403	30.9%	405,754	38.4%
General and administrative expense	104,975	9.8%	102,900	9.7%
Operating expense (exclusive of depreciation and amortization)	159,337	14.9%	160,024	15.1%
Settlement expense	650,000	60.9%	-	0.0%
Goodwill impairment	71,000	6.7%	-	0.0%
Transaction related and other costs	63,875	6.0%	43,708	4.1%
Gain on sale of real estate	(86,267)	(8.1%)	(28,995)	(2.7%)
Other income, net	11,703	1.1%	(31,463)	(3.0%)
Total costs and expenses	1,801,154	168.8%	1,042,040	98.5%
(Loss) income before income taxes and equity in earnings (loss) from unconsolidated entities	(734,113)	(68.8%)	15,571	1.5%
Income tax (benefit) expense	(15,203)	(1.4%)	4,663	0.5%
Equity in earnings from unconsolidated entities	98	0.0%	-	0.0%
Net (loss) income	(718,812)	(67.4%)	10,908	1.0%
Net (loss) income attributable to noncontrolling interests	(12,511)	(1.2%)	326	0.0%
Net (loss) income attributable to shareholders	(706,301)	(66.2%)	10,582	1.0%
Participating securities' share in earnings	(1,078)	(0.1%)	(549)	0.0%
Dividends declared on convertible preferred stock	(9)	(0.0%)	(656)	(0.1%)
Amortization of discount on convertible preferred stock	-	0.0%	(993)	(0.1%)
Net (loss) income attributable to common shareholders	$(707,388)	(66.3%)	$8,384	0.8%

The following table sets forth, for the years ended December 31, 2020 and 2019, revenues and Adjusted EBITDA of our reportable segments:

	Year Ended December 31, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$745,915	$314,363	$6,112	$651	$-	$1,067,041

Adjusted EBITDA	$737,337	$112,289	$77	$(545)	$(30,323)	$818,835
Less:
Interest expense, net						497,128
Depreciation and amortization	201,321	126,211	783	791	297	329,403
Other expense						11,703
Settlement expense						650,000
Goodwill impairment						71,000
Transaction related and other costs						63,875
Gain on sale of real estate						(86,267)
Stock-based compensation						13,721
Income tax benefit						(15,203)
Adjustments or equity in earnings from unconsolidated entities						2,287
Net loss						$(718,812)

	Year Ended December 31, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$716,640	$315,605	$14,693	$10,673	$-	$1,057,611

Adjusted EBITDA	$711,119	$126,754	$(595)	$1,955	$(26,494)	$812,739
Less:
Interest expense, net						390,112
Depreciation and amortization	282,107	114,566	6,474	1,879	728	405,754
Other income						(24,219)
Transaction related and other costs						43,708
Gain on sale of real estate						(28,995)
Stock-based compensation						10,808
Income tax expense						4,663
Net income						$10,908

	Operating Metrics
	As of December 31,
	2020	2019	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	4,510,000	4,430,000	1.8%
Copper strand miles	230,000	229,000	0.4%
Fiber Infrastructure:
Fiber strand miles	2,380,000	2,080,000	14.4%
Customer connections	26,300	20,900	25.8%
Towers:
United States towers	-	672	(100.0%)
Consumer CLEC:
Customer connections	-	10,800	(100.0%)

Revenues

Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases (and historically, the Master Lease). Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities.  The initial term of the Windstream Leases expire on April 30, 2030. The aggregate initial annual rent under the Windstream Leases is $663 million, equal to the annual rent under the Master Lease previously in effect, and is subject to annual escalation at a rate of 0.5%.

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

Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.  If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, Uniti’s combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.

Starting on the first anniversary of each installment of reimbursement for a Growth Capital Improvement, the rent payable by Windstream under the applicable Windstream Lease will increase by an amount equal to 8.0% (the “Rent

Rate”) of such installment of reimbursement. The Rent Rate will thereafter increase to 100.5% of the prior Rent Rate on each anniversary of each reimbursement. In the event that the tenant’s interest in either Windstream Lease is transferred by Windstream under the terms thereof (unless transferred to the same transferee), or if Uniti transfers its interests as landlord under either Windstream Lease (unless to the same transferee), the reimbursement rights and obligations will be allocated between the ILEC MLA and the CLEC MLA by Windstream, provided that the maximum that may be allocated to the CLEC MLA following such transfer is $20 million per year. If Uniti fails to reimburse any Growth Capital Improvement reimbursement payment or equipment loan funding request as and when it is required to do so under the terms of the Windstream Leases, and such failure continues for thirty (30) days, then such unreimbursed amounts may be applied as an offset against the rent owed by Windstream under the Windstream Leases (and such amounts will thereafter be treated as if Uniti had reimbursed them).

Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Unit will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans were made to Windstream during 2020.

The Windstream Leases provide that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacement to the Distribution Systems, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets.  TCIs exclude Growth Capital Improvements as and when reimbursed by Uniti.

During the year ended December 31, 2020, Uniti reimbursed $84.7 million of Growth Capital Improvements, which, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as TCIs.  Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $1.0 million and reported within other assets on our Consolidated Balance Sheet as of December 31, 2020, will be amortized against revenue over the initial term of the Windstream Leases.  Subsequent to December 31, 2020, Windstream requested and we reimbursed $26.2 million of qualifying Growth Capital Improvements that were reported as TCIs as of December 31, 2020.  As of the date of this Annual Report on Form 10-K, we have reimbursed a total of $110.9 million of Growth Capital Improvements, and all amounts represent the reimbursement of qualifying Growth Capital Improvements that were previously reported as TCIs in 2020.

	Year Ended December 31,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash rent	$662.3	88.8%	$658.9	92.0%
Non-cash revenue
TCI revenue	35.1	4.7%	29.0	4.0%
Straight-line revenue	5.2	0.7%	-	0.0%
Total non-cash revenue	40.3	5.4%	29.0	4.0%
Total Windstream revenue	702.6	94.2%	687.9	96.0%
Other triple-net leasing and dark fiber IRU	43.3	5.8%	28.7	4.0%
Total Leasing revenues	$745.9	100.0%	$716.6	100.0%

The increase in TCI revenue is attributable to continued investment by Windstream, where Windstream invested $102.4 million of TCIs during the year ended December 31, 2020.  The total amount invested in TCIs by Windstream since the inception of the Master Lease was $874.2 million as of December 31, 2020.  As of December 31, 2019, Windstream had invested a total of $771.8 million in such improvements. For the year ended December 31, 2020, we recognized $43.3 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements, compared to $28.7 million for the year ended December 31, 2019.

Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to maintain our status as a REIT and service debt if Windstream were to become unable to generate sufficient cash to make payments to us.

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company and was subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream’s historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Section 12(g) and 15(d) under the Exchange Act.  Windstream has posted certain information regarding its fourth quarter and full year 2020 results on the investor relations page of its website, which can be found at https://investor.windstream.com.  Neither Windstream filings nor the information available on the investor page of its website are incorporated by reference in the Annual Report on Form 10-K.

We monitor the credit quality of Windstream through numerous methods, including by (i) reviewing credit ratings of Windstream by nationally recognized credit agencies, (ii) reviewing the financial statements of Windstream that are required to be delivered to us pursuant to the Windstream Leases, (iii) monitoring new reports regarding Windstream and its business, (iv) conducting research to ascertain industry trends potentially affecting Windstream, (v) monitoring Windstream’s compliance with the terms of the Windstream Leases and (vi) monitoring the timeliness of its payments under the Windstream Leases.

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

Under the terms of the Windstream Leases, Windstream is required to provide us audited financial statements as of and for the year ended December 31, 2020 (the “2020 Financial Statements”) no later than 90-days after its fiscal year-end.  After receipt of the 2020 Financial Statements, Uniti expects to file a Form 10-K/A to include the 2020 Financial Statements in our annual report.  As of the date of this Annual Report on Form 10-K, Windstream is current on all lease payments required under the Windstream Leases.

Fiber Infrastructure – For the years ended December 31, 2020 and 2019, we recognized $314.4 million and $315.6 million of revenue, respectively, in our Fiber Infrastructure segment. The decrease is primarily attributable to a $4.1 decrease in non-recurring construction revenues reported within E-Rate and government revenues, partially offset by increased installation services and equipment sales.  Revenue components for the Fiber Infrastructure segment for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$106,125	33.8%	$125,983	39.9%
Enterprise and wholesale	78,702	25.0%	66,545	21.1%
E-Rate and government	80,428	25.6%	89,430	28.3%
Dark fiber and small cells	44,767	14.2%	31,245	9.9%
Other services	4,341	1.4%	2,402	0.8%
Total Fiber Infrastructure revenues	$314,363	100.0%	$315,605	100.0%

Towers – Towers revenues for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020		2019
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Towers revenues:
United States	$6,112	100.0%	$12,141	82.6%
Latin America	-	0.0%	2,552	17.4%
Total	$6,112	100.0%	$14,693	100.0%

The decrease in Towers revenues is driven by the April 2, 2019 sale of the Latin America operations which contributed $2.6 million of revenue for the year ended December 31, 2019 and the completed sale of the U.S. tower business on June 1, 2020.

Consumer CLEC – For the year ended December 31, 2020, we recognized $0.7 million of revenue from the Consumer CLEC Business, compared to $10.7 million for the year ended December 31, 2019. The decrease is attributable to the substantially completed wind down of the business during the second quarter of 2020, which included credits to disconnected customers.

Interest Expense, net

	Year Ended December 31,
(Thousands)	2020	2019	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate (1)	$25,864	$139,383	$(113,519)
Senior secured notes - 6.00% and 7.875%	190,992	33,000	157,992
Senior unsecured notes - 4.00%, 7.125%, and 8.25%	148,125	141,340	6,785
Senior secured revolving credit facility - variable rate	14,691	34,463	(19,772)
Other	3,986	2,221	1,765
Total cash interest	383,658	350,407	33,251
Non-cash:
Amortization of deferred financing costs and debt discount	36,955	42,779	(5,824)
Write off of deferred financing costs and debt discount	73,952	-	73,952
Accretion of settlement payable	4,768	-	4,768
Capitalized Interest	(2,205)	(3,074)	869
Total non-cash interest	113,470	39,705	73,765
Total interest expense, net	$497,128	$390,112	$107,016
(1) Swapped to fixed rate. See Note 11 to our Consolidated Financial Statements

Interest expense for the year ended December 31, 2020 increased $107.0 million compared to the year ended December 31, 2019. The increase is due to (i) the write-off of unamortized deferred financing costs and debt discount related to the repayment of the senior secured term loan B and terminated commitments of the revolving loans of $72.5 million and $1.4 million, respectively, and (ii) cash interest expense of $158.0 million related to the 7.875% senior secured notes, partially offset by a decrease of $113.5 million in cash interest expense related to the repayment of senior secured term loan B in February 2020.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets.  Depreciation and amortization expense for our reportable segments for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
(Thousands)	2020	2019	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$198,805	$279,901	$(81,096)
Fiber Infrastructure	101,332	91,658	9,674
Towers	783	6,276	(5,493)
Consumer CLEC	-	-	-
Corporate	297	728	(431)
Total depreciation expense	301,217	378,563	(77,346)
Amortization expense
Leasing	2,516	2,206	310
Fiber Infrastructure	24,879	22,908	1,971
Towers	-	198	(198)
Consumer CLEC	791	1,879	(1,088)
Corporate	-	-	-
Total amortization expense	28,186	27,191	995
Total depreciation and amortization expense	$329,403	$405,754	$(76,351)

Leasing – Depreciation expense decreased $81.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.  The decrease is attributable to (i) $86.5 million decrease related to the natural decrease in remaining useful life of the Windstream Distribution System assets which utilize the group composite depreciation method, and (ii) partially offset by $4.3 million increase in depreciation expense related to the assets acquired from Windstream under the Asset Purchase Agreement. Amortization expense increased $0.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Fiber Infrastructure – The increase in Fiber Infrastructure depreciation expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is attributable to capital expenditures of $197.0 million during the year ended December 31, 2020.  The increase in amortization expense for ended December 31, 2020 as compared to the year ended December 31, 2019 is attributable to the amortization of the trade name intangible asset associated with our construction business, which was reclassified from an indefinite-life to finite-life during fiscal year 2020.

Towers – The decrease in Towers depreciation for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is attributable the April 2, 2019 sale of the Latin America operations and the completed sale of the U.S. tower business on June 1, 2020.

General and Administrative Expense

	Year Ended December 31,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$7,022	0.7%	$3,940	0.4%
Fiber Infrastructure	54,529	5.1%	57,362	5.4%
Towers	2,607	0.2%	6,237	0.6%
Consumer CLEC	230	0.0%	25	0.0%
Corporate	40,587	3.8%	35,336	3.3%
Total general and administrative expenses	$104,975	9.8%	$102,900	9.7%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with the administrative activities of our segments.

Leasing – Leasing general and administrative expense increased $3.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase is attributable to (i) increased personnel expense of $1.6 million and (ii) increased legal fees of $0.5 million.

Fiber Infrastructure – Fiber Infrastructure general and administrative expense decreased $2.8 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease is attributable to (i) decreased personnel expense of $0.9 million and (ii) decreased professional and legal expenses of $2.0 million.

Towers- The decrease in Towers general and administrative expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is attributable to the April 2, 2019 sale of the Latin America operations and the completed sale of the U.S. tower business on June 1, 2020.

Corporate – Corporate general and administrative expense increased $5.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase is attributable to (i) increased personnel expense related to stock-based compensation of $2.8 million, (ii) increased insurance expense of $5.9 million, offset by (iii) a decrease of $2.2 million in legal expenses.

Operating Expense

Operating expense for the year ended December 31, 2020, totaled $159.3 million compared to $160.0 million for the year ended December 31, 2019.  Operating expense for our reportable segments for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020		2019
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Leasing	$4,438	0.4%	$2,053	0.2%
Fiber Infrastructure	150,241	14.1%	139,460	13.2%
Towers	3,692	0.3%	9,819	0.9%
CLEC	966	0.1%	8,692	0.8%
Total operating expenses	$159,337	14.9%	$160,024	15.1%

Leasing – Leasing operating expense was $4.4 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively.  The increase is primarily driven by a $2.2 million increase in network expenses due to (i) $1.0 million in expenses related to new dark fiber arrangements, (ii) $1.0 million related to the Asset Purchase Agreement and (iii) $0.2 million related to the Bluebird acquisition, completed August 30, 2019.

Fiber Infrastructure – For the year ended December 31, 2020, Fiber Infrastructure operating expenses totaled $150.2 million as compared to $139.5 million for the year ended December 31, 2019.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses.  The increase in operating expenses is primarily attributable to (i) increased personnel expenses of $5.1 million, (ii) increased Information Transport Solutions, Inc. (“ITS”) expenses of $7.0 million, and (iii) increased network and facilities expenses of $1.3 million, offset by a decrease of $7.0 million in construction expenses.

Towers – Our Towers segment operating expense primarily consists of ground rent, some or all of which may be passed to our tenants, as well as property taxes, regulatory fees and maintenance and repairs expenses.  For the years ended December 31, 2020 and 2019, Towers operating expense was $3.7 million and $9.8 million, respectively.  The decrease in operating expense is primarily attributable to the April 2, 2019 sale of the Latin American business and the completed sale of our U.S. towers business of June 1, 2020.

Consumer CLEC – The Consumer CLEC Business operating expense was $1.0 and $8.7 million for the years ended December 31, 2020 and 2019, respectively.  The decrease is due to the substantially completed wind down of our Consumer CLEC business.

Settlement Expense

As described in “Overview—Significant Business Developments—Windstream Emergence and Settlement” of this Part II, Item 7 above, on July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the Bankruptcy Court in an adversary proceeding against Uniti and certain of its affiliates.  During the second quarter of 2020, we estimated that $650.0 million of the consideration paid to Windstream should be classified as settlement of litigation, and therefore, recorded a $650.0 million charge. The charge represented our estimated fair value of the litigation settlement component of the Settlement.

Goodwill Impairment

We performed our goodwill impairment analysis during the fourth quarter of 2020.  As a result of increased capital expenditure investments in dark fiber and small cell projects and less than anticipated cash flow growth, we concluded that it was more likely than not that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, is less that its carrying amount. (See “Critical Accounting Policies and Estimates” below).  Accordingly, we recorded a $71 million goodwill impairment in the Fiber Infrastructure reporting unit.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our enterprise resource planning system.  For the year ended December 31, 2020, we incurred $63.9 million of transaction related and other costs, compared to $43.7 million of such costs during the year ended December 31, 2019.  The increase is primarily related to incurring $43.4 million of total costs related to the Windstream bankruptcy for the year ended December 31, 2020, as compared to $23.2 million for year ended December 31, 2019.

Gain on Sale of Real Estate

For the year ended December 31, 2020, we recognized realized gains of $63.4 million and $22.9 million related to the sale of Uniti Towers’ U.S tower portfolio and the Company’s Midwest fiber network assets, respectively.  For the year ended December 31, 2019, we recognized realized gains of $23.8 million and $5.1 million related to the sale of Uniti Towers’ Latin American business and sale of our U.S. ground lease business, respectively.

Other Expense (Income), net

We recognized $11.7 million of other expense for the year ended December 31, 2020, which included a $7.2 million unrealized loss for mark-to-market adjustments on our contingent consideration arrangements.  Other income for the year ended December 31, 2019, totaled $31.5 million, which included a $28.5 million unrealized gain for mark-to-market adjustments on our contingent consideration arrangements.

Income Tax (Benefit) Expense

The recorded income tax (benefit) expense recorded for the years ended December 31, 2020 and 2019, respectively, is related to the tax impact of the following:

	Year Ended December 31,
(Thousands)	2020	2019
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(12,758)	$(10,900)
Cancellation of debt income (REIT)	-	4,600
Other undistributed REIT taxable income	-	3,200
Gain from sale of Uniti Towers' Latin American business	-	4,600
Uniti Towers' Latin American business unrecognized tax benefit	-	2,900
Return to provision adjustments	(2,839)	-
Other	394	263
Total income tax (benefit) expense	$(15,203)	$4,663

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

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, (collectively, “Transaction Related and Other Costs”), costs related to the settlement with Windstream, goodwill impairment charges, amortization of non-cash rights-of-use, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.

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

The Company defines AFFO, as FFO excluding (i) Transaction Related and Other Costs; (ii) costs related to the litigation settlement with Windstream, and accretion on our settlement obligation as these items are not reflective of ongoing operating performance; (iii) goodwill impairment charges; (iv) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, amortization of non-cash rights-of-use, straight line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; and (v) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, including early tender premium and costs associated with the termination of related hedging activities, taxes associated with tax basis cancellation of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments and similar or infrequent items less maintenance capital expenditures. AFFO includes adjustments to reflect the Company’s share of AFFO from unconsolidated entities. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(Thousands)	2020	2019
Net (loss) income	$(718,812)	$10,908
Depreciation and amortization	329,403	405,754
Interest expense, net	497,128	390,112
Income tax (benefit) expense	(15,203)	4,663
EBITDA	$92,516	$811,437
Stock-based compensation	13,721	10,808
Transaction related and other costs	63,875	43,708
Settlement expense	650,000	-
Goodwill impairment	71,000	-
Gain on sale of real estate	(86,267)	(28,995)
Other (income) expense	11,703	(24,219)
Adjustments for equity in earnings from unconsolidated entities	2,287	-
Adjusted EBITDA	$818,835	$812,739

	Year Ended December 31,
(Thousands)	2020	2019
Net (loss) income attributable to common shareholders	$(707,388)	$8,384
Real estate depreciation and amortization	246,713	323,527
Gain on sale of real estate, net of tax	(85,860)	(24,420)
Participating securities' share in earnings	1,078	549
Participating securities' share in FFO	(1,162)	(1,246)
Real estate depreciation and amortization from unconsolidated entities	1,048	-
Adjustments for noncontrolling interests	(2,622)	(5,857)
FFO attributable to common shareholders	$(548,193)	$300,937
Transaction related and other costs	63,875	43,708
Change in fair value of contingent consideration	7,163	(28,463)
Amortization of deferred financing costs and debt discount	36,955	42,779
Write off deferred financing costs and debt discount	73,952	-
Stock-based compensation	13,721	10,808
Non-real estate depreciation and amortization	82,690	82,227
Settlement expense	650,000	-
Goodwill impairment	71,000	-
Straight-line revenue	(6,872)	(208)
Maintenance capital expenditures	(7,149)	(7,992)
Amortization of discount on convertible preferred stock	-	993
Cash taxes on tax basis cancellation of debt	-	4,590
Other, net	(32,374)	(34,799)
Adjustments for equity earnings from unconsolidated entities	1,238	-
Adjustments for noncontrolling interests	(16,496)	(2,122)
AFFO attributable to common shareholders	$389,510	$412,458

Critical Accounting Policies and Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the following critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

Subject to the restrictions imposed by our 7.875% senior secured notes due 2025 (as discussed below), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains, until we reduce our net leverage ratio.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

The Company is subject to restrictions on distributions to its shareholders based on our 7.875% senior secured notes due 2025. The restrictions permit the Company to make the minimum required distribution to maintain its status as a REIT, which is limited to 90% of our REIT taxable income. The restrictions will remain in place until Company’s net leverage ratio (as defined) is below 5.75 : 1.00.

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

Impairment of Property, Plant and Equipment

We continually monitor events and changes in circumstances that could indicate that the carrying amount of our property, plant and equipment may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of those assets through its undiscounted future cash flows and the eventual disposition of the asset. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our property, plant and equipment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the related assets. During the years ended December 31, 2020 and 2019, no impairment losses were recognized.

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

For acquisitions meeting the definition of a business combination, any excess of the purchase price paid by the Company over the amounts recognized for assets acquired and liabilities assumed is recorded as goodwill. Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), also requires acquirers to, among other things, estimate the acquisition date fair value of any contingent consideration and recognize any subsequent changes in the fair value of contingent consideration in earnings. When provisional amounts are initially recorded, the Company continues to evaluate acquisitions for a period not to exceed one year after the applicable acquisition date of each transaction to determine whether any additional adjustments are needed to the allocation of the purchase price paid for the assets acquired and liabilities assumed.

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

Windstream Settlement

Windstream Settlement Agreement–Pursuant to the Settlement Agreement (see “Significant Business Developments”), Uniti is required to make quarterly cash payments of $24.5 million to Windstream for 20 consecutive quarters beginning the first month after Windstream’s emergence.  Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (discounted at a 9% rate).  This obligation has been recorded at its initial fair value of $438.6 million and is reported as settlement payable on our Consolidated Balance Sheet at December 31, 2020.  In determining the initial fair value, the Company performed a yield analysis for use in selecting the rate at which the obligation should be discounted.  The yield analysis was performed using the notching and recovery rate methods and were impacted by assumptions with regard to the duration and secured nature of the obligation and estimates with respect to the Company’s credit ratings.  The difference between the initial fair value of the obligation and total undiscounted cash payments, $490.1 million, will be recognized as interest expense within our Consolidated Statements of (Loss) Income at an effective rate of 4.7%, over 20 quarters beginning October 1, 2020.

The Settlement Agreement resolves any and all claims and causes of action that have been or may be asserted in the future by Uniti and Windstream regarding the Spin-off of Uniti and related sale-leaseback transaction, including all litigation brought against Uniti by Windstream and certain of its creditors during Windstream’s bankruptcy proceedings. The release from claims applies to any Windstream successor and is binding going forward, including in any future Windstream bankruptcy.  The Company evaluated whether the release of claims is a distinct identifiable benefit, which should be recognized separate from the other elements of the Settlement, concluding that the release of claims was a distinct benefit.  We estimated the fair value of the litigation settlement by analyzing the probability-weighted expected values derived from an estimate of various potential economic impacts on Uniti in relation to the different possible paths the litigation may have taken had it gone to trial. We analyzed scenarios that could have occurred if a settlement was not reached; the probability weighted financial damages of a hypothetical trial indicate the amount a party would be willing to pay to avoid a trial.

Fair Value of Windstream Leases–In connection with Windstream’s emergence from bankruptcy and the implementation of the Settlement with Windstream, Uniti and Windstream entered into the Windstream Leases.  The Company evaluated the classification of the Windstream Leases in accordance with the ASC 842, Leases, concluding that the Windstream Leases are operating leases.  Furthermore, the Company concluded the Windstream Leases reflect fair market rental rates and terms.  In reaching these conclusions, the Company estimated that fair value of the leased assets using the cost approach, and determined the rents under the Windstream Leases are fair market rents.  The Company calculated the implied lease rate in the Windstream Leases, concluding that the lease rates represent fair market lease rates when compared to benchmark rates.

Windstream Asset Purchase Agreement–We apply the acquisition method of accounting for acquisitions meeting the definition of a business combination or asset acquisition, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions.  The Asset Purchase Agreement (see “Significant Business Developments”) meets the definition of an asset acquisition under ASC 805, where the fair value of the consideration transferred, including transaction costs, is allocated to the assets acquired and liabilities assumed based on their relative fair values.  No goodwill is recognized in an asset acquisition.

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

Goodwill

As of December 31, 2020 and 2019, all of our goodwill is included in our Fiber Infrastructure segment.  Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units.  As a result of our 2019 annual goodwill impairment test, we concluded the implied fair value of our Fiber Infrastructure reporting unit was in excess of its carrying value by less than 2%.

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

We performed our goodwill impairment analysis during the fourth quarter of 2020.  As a result of increased capital expenditure investments in dark fiber and small cell projects and less than anticipated cash flow growth, we concluded that it was more likely than not that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, is less that its carrying amount.  Accordingly, we recorded a $71 million goodwill impairment in the Fiber Infrastructure reporting unit.  During the years ended December 31, 2019 and 2018, no impairment losses were recognized.

Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which includes expected revenue and expense growth rates, capital expenditure plans and cost of capital. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.  Small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment in future periods.  Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital.  For example, if we were to experience a significant delay in our permitting process in the construction of our fiber networks, the timing of effected cash flows could impact long term growth rates and negatively impact the income approach, leading to potential impairment.  As a result, should our expectations of average projected revenue growth percentage, average projected EBITDA margin percentage and/or average projected capital expenditures as a percentage of revenue change, we may experience future impairment to goodwill (while other assumptions remain constant). Furthermore, a deterioration in market factors such as stock prices or increased interest rates, and/or declines in acquisition multiples utilized in the market approach could affect the likelihood and amount of potential impairment.

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions.  Furthermore, following consummation of our Settlement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million in cash payments to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence in accordance with the terms of the Settlement Agreement, and we have committed to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term fiber and related assets made by Windstream through 2029.  Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily from Windstream), available borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance 2019 Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and proceeds from the issuance of debt and equity securities.

As of December 31, 2020, we had cash and cash equivalents of $77.5 million and approximately $450.0 million of borrowing availability under our Revolving Credit Facility.  Subsequent to December 31, 2020, other than the issuance of the 2029 Notes and repayment of a substantial portion of the 2023 Notes as described below, there have been no material outlays of funds outside of our scheduled interest and dividend payments.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our debt instruments would impose restrictions on our ability to pay dividends.

	Year Ended December 31,
(Thousands)	2020	2019
Cash flow from operating activities:
Net cash provided by operating activities	$157,233	$616,982

Cash provided by operating activities totaled $157.2 million and $617.0 million for the years ended December 31, 2020 and 2019, respectively. Cash provided by operating activities is primarily attributable to our leasing activities, substantial portion of which is derived from the Windstream Leases.

	Year Ended December 31,
(Thousands)	2020	2019
Cash flow from investing activities:
Acquisition of businesses, net of cash acquired	$-	$(10,312)
Bluebird asset acquisition	-	(320,818)
Proceeds from sale of Uniti Fiber Midwest operations	-	6,400
Windstream asset acquisition	(73,407)	-
Other capital expenditures	(317,084)	(350,480)
Proceeds from sale of real estate, net of cash	391,885	130,429
Net cash provided by (used in) investing activities	$1,394	$(544,781)

Cash provided by investing activities for the year ended December 31, 2020 was $1.4 million, which was driven by proceeds from the sale of our U.S. tower business ($225.1 million), proceeds from the sale of our Midwest fiber network ($166.9 million), partially offset by capital expenditures ($317.1 million), which primarily related to our Uniti Fiber and Uniti Leasing businesses for the deployment of network assets but also includes $84.7 million of Growth Capital Improvements, and expenditures of $73.4 million in connection with the Asset Purchase Agreement.  Cash used in investing activities was $544.8 million for the year ended December 31, 2019, which was driven by capital expenditures ($350.5 million) and the acquisition of Bluebird fiber network assets ($320.8 million), partially offset by proceeds related to the sale of Uniti Towers’ Latin American and ground lease businesses and sale of Uniti Fiber’s Midwest operations ($136.8 million).

	Year Ended December 31,
(Thousands)	2020	2019
Cash flow from financing activities:
Repayment of senior secured term loan B	$(2,044,728)	$-
Principal payments on debt	-	(21,080)
Dividends paid	(135,676)	(138,731)
Payments of contingent consideration	(15,713)	(32,253)
Distributions paid to noncontrolling interests	(2,322)	(3,046)
Borrowings under revolving credit facility	170,000	139,000
Payments under revolving credit facility	(635,019)	(203,981)
Finance lease payments	(3,702)	(4,257)
Payments for financing costs	(50,875)	(49,497)
Settlement Common Stock	244,550	-
Common stock issuance, net of costs	-	21,641
Proceeds from issuance of notes	2,250,000	345,000
Proceeds from sale of warrants	-	50,819
Payment for bond hedge option	-	(70,035)
Employee stock purchase program	676	883
Net share settlement	(1,097)	(1,834)
Net cash (used in) provided by financing activities	$(223,906)	$32,629

Cash used in financing activities was $223.9 million for the year ended December 31, 2020, which was primarily driven by the repayment of senior secured term loan B ($2.04 billion), net payments under the Revolving Credit Facility ($465.0 million), dividend payments ($135.7 million) and payments for financing costs ($50.9 million), contingent consideration payments ($15.7 million), partially offset by the proceeds from the issuance of the 2025 Secured Notes ($2.25 billion) and the issuance of the Settlement Common Stock ($244.6 million). Cash provided by financing activities was $32.6 million for the year ended December 31, 2019, which primarily represents the proceeds from issuance of notes ($345.0 million), proceeds from sale of the Warrants ($50.8 million) and net proceeds under our ATM Program ($21.6 million). This was mostly offset by dividend payments ($138.7 million), payment for bond hedge option ($70.0 million), net repayments under the Revolving Credit Facility ($65.0 million), payments for financing costs ($49.5 million), contingent consideration payments ($32.3 million), principal payments related to the senior secured term loan ($21.1 million) and distributions paid to noncontrolling interests ($3.0 million).

Windstream Master Lease and Windstream Leases

As described in “Overview—Significant Business Developments—Windstream Leases” of this Part II, Item 7 above, on September 18, 2020, in connection with Windstream’s emergence from bankruptcy and the implementation of the Settlement, Uniti and Windstream bifurcated the Master Lease and entered into the Windstream Leases that each expire on April 30, 2030. The aggregate initial annual rent under the Windstream Leases is equal to the annual rent under the Master Lease previously in effect. The Windstream Leases contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is the tenant under both of the Windstream Leases and unless and until the landlords under the ILEC MLA are different from the landlords under the CLEC MLA. The Windstream Leases permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the Windstream Leases, together or separately, so long as Uniti does not transfer interests in either Windstream Lease to a Windstream competitor.

Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.

Starting on the first anniversary of each installment of reimbursement for a Growth Capital Improvement, the rent payable by Windstream under the applicable Windstream Lease will increase by an amount equal to 8.0% (the “Rent Rate”) of such installment of reimbursement. The Rent Rate will thereafter increase to 100.5% of the prior Rent Rate on each anniversary of each reimbursement. In the event that the tenant’s interest in either Windstream Lease is transferred by Windstream under the terms thereof (unless transferred to the same transferee), or if Uniti transfers its interests as landlord under either Windstream Lease (unless to the same transferee), the reimbursement rights and obligations will be allocated between the ILEC MLA and the CLEC MLA by Windstream, provided that the maximum that may be allocated to the CLEC MLA following such transfer is $20 million per year. If Uniti fails to reimburse any Growth Capital Improvement reimbursement payment or equipment loan funding request as and when it is required to do so under the terms of the Windstream Leases, and such failure continues for thirty (30) days, then such unreimbursed amounts may be applied as an offset against the rent owed by Windstream under the Windstream Leases (and such amounts will thereafter be treated as if Uniti had reimbursed them).

Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Unit will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, Uniti’s combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time.  Under the registration statement, we have established the ATM Program to sell shares of common stock having an aggregate offering price of up to $250 million. The ATM Program supersedes and replaces the $250 million program we commenced on September 2, 2016, which had approximately $117.1 million available for issuance upon termination.  During the year ended December 31, 2020, we did not make any sales under the refreshed ATM Program.  This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.

UPREIT Operating Partnership Units

During 2017, the Company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure. Under this structure, the Operating Partnership now holds substantially all of the Company’s assets and is the direct or indirect parent company of, among others, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc.

Our UPREIT structure, enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). The limited partner equity interests in the Operating Partnership are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value.  We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends. We issued limited partnership interests as part of the acquisition consideration for the 2017 acquisitions of Hunt Telecommunications, LLC and Southern Light, LLC.

Senior Notes

At December 31, 2020, the Operating Partnership and certain of its subsidiaries had outstanding $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes”),  $2.25 billion aggregate principal amount of 7.875% Senior Secured Notes due February 15, 2025 (the “2025 Secured Notes” and, together with the 2023 Secured Notes, the “Secured Notes”), $1.11 billion aggregate principal amount of 8.25% Senior Notes due October 15, 2023 (the “2023 Notes”) and $600 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes”).

The 2025 Secured Notes presently limit our ability to our ability to make cash distributions to our shareholders in amounts exceeding 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains. See “—Dividends” below for additional information.

On February 2, 2021, the Operating Partnership and certain of its subsidiaries issued $1.11 billion aggregate principal amount of 6.50% Senior Notes due 2029. The net proceeds from the offering were used to fund the tender offer of substantially all outstanding 2023 Notes, of which $58.8 million remain outstanding.  On February 16, 2021, we issued a notice of redemption to redeem all remaining principal amount of the 2023 Notes on April 15, 2021.

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

Credit Agreement

Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”) are party to the Credit Agreement, which as of December 31, 2020, provided for a $60.5 million non-extended revolving credit facility that matures on April 24, 2022 (the “Non-Extended Revolving Credit Facility”) and a $500 million revolving credit facility extended that, upon receipt of routine regulatory approvals, will mature on December 10, 2024 (the “Extended Revolving Credit Facility” and together with Non-Extended Revolving Credit facility, the “Revolving Credit Facility”), which provide us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.

The Credit Agreement previously provided for a term loan facility, of which all $2.05 billion of outstanding loans was repaid in full in connection with the issuance of the 2025 Secured Notes in February 2020.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2020, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

Borrowings under (a) the Non-Extended Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25% and (b) the Extended Revolving Credit Facility, upon receipt of routine regulatory approvals, will bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a eurodollar rate plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.50% of the average amount of unused commitments during the applicable quarter (subject to a step-down to 0.40% per annum of the average amount of unused commitments during the applicable quarter upon achievement of a consolidated secured leverage ratio not to exceed a certain level), as well as quarterly letter of credit fees equal to the product of  (A) the applicable margin with respect to eurodollar borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.

Interest Rate Swaps

We are party to interest rate swap agreements that we entered into to mitigate interest rate risk associated with our now repaid variable rate term loan facility under the Credit Agreement. These interest rate swaps are designated as cash flow hedges and have a notional value of $2.02 billion and mature on October 24, 2022. The weighted average fixed rate paid is 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%.

As result of the repayment of the term loan facility in February of 2020 (discussed above), the Company entered into receive-fixed interest rate swaps (the “Replacement Swaps”) to offset its existing pay-fixed interest rate swaps (the

“Existing Swaps”) that were designated as cash flow hedges of interest payments initially associated with the term loan facility.  On February 10, 2020, the Company discontinued hedge accounting on its Existing Swaps as the hedge accounting requirements were no longer met. Amounts in accumulated other comprehensive (loss) income associated with the Existing Swaps as of the date of dedesignation, will be reclassified to interest expense as the hedged interest payments impact earnings.  The net effect of these offsetting interest rate swaps will result in a monthly cash outflow of approximately $1.1 million through October 2022.

Outlook

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios.  We anticipate declaring dividends for the 2021 tax year to comply with our REIT distribution requirements.  We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities. In December 2020, we amended the Credit Agreement to increase the commitments under our Revolving Credit Facility that mature on December 10, 2024 from $418 million to $500 million and extended the maturity date to December 10, 2024.  We refinanced and extended the maturity of our 2023 Notes through the issuance of our 2029 Notes.  We expect to access the capital markets to fund Growth Capital Improvements over the term of the Windstream Leases, business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  We are closely monitoring the equity and debt markets and will seek to access them again promptly when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt.

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

Contractual Obligations

As of December 31, 2020, we had contractual obligations and commitments as follows:

	Payments Due by Period
(Millions)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(a)	$-	$1,770	$3,195	$-	$4,965
Interest payments on long-term debt obligations	358	701	311	-	1,370
Operating leases	20	32	17	37	106
Finance leases	7	13	11	46	77
Network deployment(b)	14	3	-	-	17
Growth capital improvements	265	450	400	550	1,665
Settlement payable	98	196	172		466
Contingent consideration(c)	3	-	-	-	3
Total projected obligations and commitments	$765	$3,165	$4,106	$633	$8,669

(a)	Excludes $148.5 million of unamortized discounts on long-term debt and deferred financing costs.
(b)	Network deployment purchase commitments are for success-based projects for which we have a signed customer contract before we commit resources to expand our network.
(c)	Cash settled contingent consideration related to the August 31, 2016 acquisition of Tower Cloud, Inc.

Dividends

We have elected to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Subject to the restrictions imposed by our 7.875% senior secured notes due 2025, in order to maintain our REIT status, we intend to make dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service obligations. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2019 - December 31, 2019	January 15, 2020	$0.22	December 31, 2019
January 1, 2020 - March 31, 2020	April 15, 2020	$0.15	March 31, 2020
April 1, 2020 - June 30, 2020	July 10, 2020	$0.15	June 26, 2020
July 1, 2020 - September 30, 2020	October 2, 2020	$0.15	September 18, 2020
October 1, 2020 - December 31, 2020	January 4, 2021	$0.15	December 15, 2020

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

Capital Expenditures

	Year Ended December 31, 2020
(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing(1)	$84,606	$-	$-	$-	$84,606
Growth capital improvements	84,700	-	-	-	84,700
Fiber Infrastructure	184,944	7,143	2,840	2,096	197,023
Towers	24,156	6	-	-	24,162
Total capital expenditures	$378,406	$7,149	$2,840	$2,096	$390,491
(1)	Includes $73.4 million Windstream Asset Purchase Agreement.

We categorize our capital expenditures as either (i) success-based, (ii) maintenance, (iii) integration or (iv) corporate and non-network.  We define success-based capital expenditures as those related to installing existing or anticipated contractual customer service orders.  Maintenance capital expenditures are those necessary to keep existing network elements fully operational.  Integration capital expenditures are those made specifically with respect to recent acquisitions that are essential to integrating acquired companies in our business. We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber businesses and expect that cash on hand and cash flows provided by operating activities will be sufficient to support these investments.  We have the right, but not the obligation (except for Growth Capital Improvements under the terms of the Windstream Leases), to reimburse growth capital expenditures in certain of our lease arrangements where we are the lessor.

Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $125 million in 2020; $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, Uniti’s combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020. Growth Capital Improvements are treated as success-based capital improvements based on the rents paid with respect to such amounts.

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

Windstream Unaudited Financial Information

The following table presents Windstream’s preliminary estimated unaudited pro forma adjusted results provided to us by Windstream as of and for the quarters and years ended December 31, 2020 and December 31, 2019, based upon information available to Windstream. This data is not a comprehensive statement of Windstream’s financial or operating results as of and for the years ended December 31, 2020 and December 31, 2019, and Windstream's actual results may differ materially from this preliminary estimated data. Windstream has not yet completed closing its accounting records for the year ended December 31, 2020, and the audit of its financial statements for such period has not been completed. During the course of the financial close, the preparation of financial statements and related notes for the year ended December 31, 2020, additional adjustments to the preliminary estimated financial information presented below may be necessary, including to present the information in accordance with GAAP. Any such adjustments may be material. Additionally, Windstream’s financial results remain subject to the finalization of their fresh start accounting adjustments.  Therefore, this data represents estimates that are subject to risks and uncertainties.

Windstream has provided the below preliminary estimated unaudited pro forma adjusted results, which excludes revenues from customers contracts and sales of fiber assets transferred to Uniti in conjunction with Windstream’s emergence from bankruptcy.  Accordingly, Windstream revised for all periods presented their historical revenues and the computations of Adjusted EBITDAR to exclude the effects of revenues and sales transferred to Uniti.  Windstream’s adjusted pro forma results also exclude depreciation and amortization, goodwill impairment charges, straight-line expense under the Windstream Leases, share-based compensation expense, restructuring and other charges, and certain other costs.

	Three Months Ended December 31,		Year Ended December 31,
(Millions)	2020	2019	2020	2019
Windstream preliminary unaudited pro forma financial information
Revenues and sales:
Kinetic	$504.8	$503.3	$2,018.3	$2,031.8
Enterprise	538.1	622.9	2,262.8	2,642.2
Wholesale	75.7	76.0	310.2	320.7
Segment service revenues	1,118.6	1,202.2	4,591.3	4,994.7
Product sales	15.4	20.6	73.7	79.2
Total revenues and sales	$1,134.0	$1,222.8	$4,665.0	$5,073.9
Contribution margin:
Kinetic	$295.7	$290.4	$1,176.5	$1,189.1
Enterprise	102.3	121.4	435.8	519.4
Wholesale	54.6	51.9	217.7	219.3
Segment contribution margin	452.6	463.7	1,830.0	1,927.8
Share expenses (A)	48.7	56.6	208.5	226.3
Adjusted EBITDAR (B)	$403.9	$407.1	$1,621.5	$1,701.5

Adjusted capital expenditures (C)	$274.9	$249.6	$1,001.1	$878.5

Cash paid for interest on long-term debt obligations	$14.1	$79.6	$224.1	$349.9

Gross debt (total principal outstanding)			$2,144.2	$6,099.3

Cash and cash equivalents			$141.9	$191.8
(A)

Shared expenses are not allocated to the segments and primarily consist of accounting and finance, information technology, engineering, network optimization, legal, human resources, investor relations, and outsourcing activities that are centrally managed and not monitored by management at a segment level.

(B)

Adjusted EBITDAR is earnings before interest expense, income taxes and depreciation and amortization, and excludes goodwill impairment charges, straight-line expense under the Windstream Leases, share-based compensation expense, restructuring and other charges, and certain other costs.

(C)	For the year ended December 31, 2020, adjusted capital expenditures excludes $20.3 million of claims settlements at emergence.

On September 21, 2020, Windstream emerged from bankruptcy pursuant to a court approved plan of reorganization.  Although generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires Windstream to present their operating results for periods prior to September 21, 2020 separate and apart from their operating results for periods subsequent to September 21, 2020, Windstream has provided Uniti with combined quarterly and year-to-date operating results in the presentation above.  Windstream believes that this combined presentation provides more meaningful comparisons to historical periods for each of their key performance metrics of revenues and sales, contribution margin, Adjusted EBITDAR and Adjusted capital expenditures and is useful in identifying current business trends.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In fiscal 2020, our primary market risk exposure was interest rate risk with respect to our variable rate indebtedness under our now repaid term loan facility and our Revolving Credit Facility, which had an aggregate principal amount of $560.5 million as of December 31, 2020. We entered into interest rate swap agreements in order to mitigate the interest rate risk inherent in the variable rate term loan facility. As result of the full repayment of the Company’s term loan facility in February of 2020 (discussed above), the Company entered into receive-fixed interest rate swaps (the “Replacement Swaps”) to offset its existing pay-fixed interest rate swaps (the “Existing Swaps”) that were designated as cash flow hedges of interest payments initially associated with the term loan facility.  On February 10, 2020, the Company discontinued hedge accounting on its Existing Swaps as the hedge accounting requirements were no longer met. Amounts in accumulated other comprehensive (loss) income associated with the Existing Swaps as of the date of dedesignation, will be reclassified to interest expense as the hedged interest payments impact earnings.  The net effect of these offsetting interest rate swaps will result in a monthly cash outflow of approximately $1.1 million through October 2022. A hypothetical 10% change in interest rates effective at December 31, 2020, would have had a $1.5 million impact on Uniti’s results of operations for the year ended December 31, 2020.

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

Item 8. Financial Statements and Supplementary Data.

Uniti Group Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Uniti Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Uniti Group Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income (loss), shareholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2021 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of the Fiber Infrastructure reporting unit

As discussed in Notes 3 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $601.9 million as of December 31, 2020, all of which is associated with the Fiber Infrastructure segment. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company estimated the fair value of the Fiber Infrastructure reporting unit using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on acquisition multiples paid for fiber companies in recent market transactions. The Company recorded impairment of goodwill for the Fiber Infrastructure reporting unit of $71.0 million during the year ended December 31, 2020 to reduce the carrying amount of the reporting unit to estimated fair value.

We identified the evaluation of the fair value of the Fiber Infrastructure reporting unit as a critical audit matter. We performed a sensitivity analysis to determine the significant assumptions used to estimate the fair value of the reporting unit, which required challenging auditor judgment. Specifically, forecasted revenue, profit margin, and capital expenditures were challenging to test as they represent subjective estimates of future operations in uncertain market and economic conditions. The discount rate and acquisition multiple were also challenging to test as they represent subjective judgments about the investment market for infrastructure operations and assets. Minor changes to these assumptions, either individually or in aggregate, could have a significant effect on the Company’s assessment of the fair value of the reporting unit and the amount of goodwill impairment. Additionally, the audit effort associated with the evaluation of the fair value of the reporting unit required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s reporting unit fair value determination. This included controls related to forecasted revenue, profit margin, capital expenditures, discount rate, and acquisition multiple. We evaluated the forecasted revenue and profit margins by comparing them to peer company analyst reports. We also obtained an understanding of the Company’s intent to carry out particular courses of action by inspecting their written plans and other relevant documentation, and assessed how the Company incorporated those planned actions into forecasted revenue, profit margins and capital expenditures. We compared the Company’s historical revenue, profit margin and capital expenditure forecasts to actual results to assess the Company’s ability to accurately forecast. We also compared historical actual revenue, profit margin, and capital expenditures to the forecasted revenue, profit margin, and capital expenditures. We also evaluated whether the information used in the determination of the fair value of the reporting unit was consistent with other information used internally, presented to the Board of Directors, and used to develop other externally presented financial information. In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s discount rate by comparing it to a discount rate range that was developed using publicly available market data for comparable entities
•

assessing the comparable transactions used by management to develop the acquisition multiple, and the selection of the acquisition multiple used to determine the fair value of the Fiber Infrastructure reporting unit.

Windstream settlement agreement

As discussed in Notes 3, 5, 6 and 17 to the consolidated financial statements, the Company settled its litigation with Windstream Holdings and Windstream Services, LLC (Windstream) and certain of their creditors effective September 21, 2020 pursuant to an agreement (the Settlement Agreement), which included modifying and bifurcating the Master Lease Agreement with Windstream into two separate leases (New Leases). The Settlement Agreement also included an Asset Purchase Agreement, in which the Company acquired property, plant and equipment, intangible assets related to contracts and underlying rights agreements, an intangible liability related to a below market lease, and other assets. Management allocated the total consideration in the arrangement to the components of the lease modification, litigation settlement, and asset purchase based on their estimated fair values. The Company determined that a separately identifiable benefit existed for the litigation settlement as it can be valued independently from the other components of the arrangement. The Company recognized a $650.0 million settlement expense in the Consolidated Statement of Income for the year ended December 31, 2020 and recognized property plant and equipment of $170.8 million, intangible assets related to contracts of $59.3 million, and a liability related to a below-market lease of $195.1 million. Management determined that the terms of the New Leases were at market terms. This background paragraph relates to the following three critical audit matters.

Separately identifiable benefit of settlement of litigation

We identified the evaluation of whether the settlement of litigation pursuant to the Settlement Agreement is a separately identifiable benefit, which is distinct from the assets acquired and future lease payments to be made under the New Leases, as a critical audit matter. Challenging auditor judgment, including specialized skills and knowledge, was required to evaluate the appropriateness of the methodology and significant assumptions used in determining that the settlement of litigation is a separately identifiable benefit and should be allocated a portion of the Settlement Agreement consideration. Specifically, management valued the litigation settlement using an expected value model with unobservable assumptions regarding potential litigation outcomes.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to develop and review the expected value model, including those related to the development of the key assumptions for the potential litigation outcomes. We evaluated the potential litigation outcomes through discussion with management and management’s specialists, and inspection of supporting documents. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of valuation methodology used by management.

Valuation of assets and liability acquired in the Asset Purchase Agreement

We identified the evaluation of the fair value of property, plant and equipment, intangible assets related to contracts, and the liability related to a below-market lease assumed in the Asset Purchase Agreement as a critical audit matter. Subjective auditor judgment was required to evaluate the significant assumptions regarding (1) the replacement cost assumptions used to value the property, plant and equipment, and (2) the discount rate assumptions used to value the contracts intangible asset and below-market lease liability, due to limited observable market information. In addition, the fair value of these assets and the liability were sensitive to possible changes to the significant assumptions noted above.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including those related to the development of the significant assumptions noted above. We evaluated the Company’s replacement cost estimate by comparing it to relevant supporting documentation including, where applicable, engineering records to validate relevant attributes of the assets. We also compared attributes used in the valuation models to the underlying contracts. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	comparing the cost estimates used in the valuation to available market data for comparable assets
•	evaluating the Company’s discount rates by comparing them to a discount rate range that was developed using publicly available market data for comparable entities.

Fair value of leased assets

We identified the evaluation of the fair value of assets leased to Windstream, including whether the New Leases were on market terms, as a critical audit matter. Challenging auditor judgment, including specialized skills and knowledge, was required to evaluate whether the fair value of the assets leased to Windstream used in determining the lease classification test for the New Leases were reasonable and whether the New Leases reflected fair market rental rates and terms. Specifically, the replacement cost assumption used to value the assets underlying the New Leases and for determining whether the terms were at market was challenging to test given its subjectivity and sensitivity to variation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s leased assets valuation process, including those related to the development of the replacement cost. We evaluated the Company’s replacement cost by comparing to relevant support including, where applicable, engineering records to validate relevant attributes of the assets and to evaluate whether the leases were at market terms. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•	comparing the cost estimates used in the valuation to available market data for comparable assets
•	evaluating the implied lease rates of the New Leases by comparing them to a discount rate range that was developed using publicly available market data for comparable entities.

We have served as the Company’s auditor since 2020.

/s/ KPMG LLP

Dallas, Texas
March 5, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Uniti Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Uniti Group Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of income, comprehensive income (loss), shareholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated March 5, 2021 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective controls over the annual goodwill impairment assessment, specifically, the control activities over the calculation of the carrying value to be used in the assessment of goodwill impairment did not operate effectively due to an insufficient complement of qualified personnel, has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Dallas, Texas
March 5, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uniti Group Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Uniti Group Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of income, of comprehensive income (loss), of shareholders’ deficit and of cash flows for each of the two years in the period ended December 31, 2019, including the related notes and schedule of condensed financial information of the Registrant as of December 31, 2019 and for each of the two years in the period ended December 31, 2019, schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2019, and schedule of real estate investments and accumulated depreciation for the year ended December 31, 2019 listed in the index appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 (not presented herein) to the consolidated financial statements, the Company’s most significant customer, Windstream Holdings, Inc., which accounts for approximately 65.0% of consolidated total revenues for the year ended December 31, 2019, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, and uncertainties surrounding potential impacts to the Company resulting from Windstream Holdings, Inc.’s bankruptcy filing raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 (not presented herein). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas
March 12, 2020

We served as the Company’s auditor from 2014 to 2020.

Uniti Group Inc.

Consolidated Balance Sheets

(Thousands, except par value)	December 31, 2020	December 31, 2019
Assets:
Property, plant and equipment, net	$3,273,353	$3,409,945
Cash and cash equivalents	77,534	142,813
Accounts receivable, net	62,952	77,623
Goodwill	601,878	690,672
Intangible assets, net	390,725	531,979
Straight-line revenue receivable	13,107	2,408
Other assets, net	152,883	161,560
Investments in unconsolidated entities	66,043	-
Assets held for sale	93,343	-
Total Assets	$4,731,818	$5,017,000
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$146,144	$227,121
Settlement payable (Note 17)	418,840	-
Intangible liabilities, net	187,886	-
Accrued interest payable	95,338	28,800
Deferred revenue	995,123	1,070,671
Derivative liability, net	22,897	23,679
Dividends payable	36,725	43,282
Deferred income taxes	10,540	24,431
Finance lease obligations	15,468	52,994
Contingent consideration	2,957	11,507
Notes and other debt, net	4,816,524	5,017,679
Liabilities held for sale	55,752	-
Total liabilities	6,804,194	6,500,164

Commitments and contingencies (Note 17)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 231,262 shares at December 31, 2020 and 192,142 at December 31, 2019	23	19
Additional paid-in capital	1,209,141	951,295
Accumulated other comprehensive loss	(20,367)	(23,442)
Distributions in excess of accumulated earnings	(3,330,455)	(2,494,740)
Total Uniti shareholders' deficit	(2,141,658)	(1,566,868)
Noncontrolling interests:
Operating partnership units	69,157	83,704
Cumulative non-voting convertible preferred stock, $0.01 par value, 3 shares authorized, 1 issued and outstanding	125	-
Total shareholders' deficit	(2,072,376)	(1,483,164)
Total Liabilities and Shareholders' Deficit	$4,731,818	$5,017,000

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Income

	Year Ended December 31,
(Thousands, except per share data)	2020	2019	2018
Revenues:
Leasing	$745,915	$716,640	$699,847
Fiber Infrastructure	314,363	315,605	289,239
Tower	6,112	14,693	14,617
Consumer CLEC	651	10,673	13,931
Total revenues	1,067,041	1,057,611	1,017,634
Costs and Expenses:
Interest expense, net	497,128	390,112	319,591
Depreciation and amortization	329,403	405,754	451,750
General and administrative expense	104,975	102,900	85,198
Operating expense (exclusive of depreciation, accretion and amortization)	159,337	160,024	137,065
Settlement expense (Note 17)	650,000	-	-
Goodwill impairment (Note 3)	71,000	-	-
Transaction related and other costs	63,875	43,708	17,410
Gain on sale of real estate (Note 6)	(86,267)	(28,995)	-
Other (income) expense	11,703	(31,463)	(4,504)
Total costs and expenses	1,801,154	1,042,040	1,006,510

(Loss) income before income taxes and equity in earnings (loss) from unconsolidated entities	(734,113)	15,571	11,124
Income tax (benefit) expense	(15,203)	4,663	(5,421)
Equity in earnings (loss) from unconsolidated entities	98	-	-
Net (loss) income	(718,812)	10,908	16,545
Net (loss) income attributable to noncontrolling interests	(12,511)	326	358
Net (loss) income attributable to shareholders	(706,301)	10,582	16,187
Participating securities' share in earnings	(1,078)	(549)	(2,594)
Dividends declared on convertible preferred stock	(9)	(656)	(2,624)
Amortization of discount on convertible preferred stock	-	(993)	(2,980)
Net (loss) income attributable to common shareholders	$(707,388)	$8,384	$7,989

(Loss) earnings per common share (Note 15):
Basic	$(3.47)	$0.04	$0.05
Diluted	$(3.47)	$0.04	$0.04

Weighted-average number of common shares outstanding
Basic	203,600	187,358	176,169
Diluted	203,600	187,358	177,071

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Thousands)	2020	2019	2018
Net (loss) income	$(718,812)	$10,908	$16,545
Other comprehensive income (loss):
Unrealized (loss) gain on derivative contracts	(7,036)	(54,612)	24,251
Changes in foreign currency translation	-	(63)	(1,440)
Interest rate swap termination	10,155	-	-
Other comprehensive income (loss)	3,119	(54,675)	22,811
Comprehensive (loss) income	(715,693)	(43,767)	39,356
Comprehensive (loss) income attributable to noncontrolling interest	(12,467)	(1,128)	884
Comprehensive (loss) income attributable to common shareholders	$(703,226)	$(42,639)	$38,472

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2017	-	$-	174,851,514	$17	$644,328	$7,821	$(1,960,715)	$101,407	$-	$(1,207,142)
2018 Activity:										$-
Cumulative effect adjustment for adoption of new accounting standard	-	-	-	-	-	-	1,859	-	-	1,859
Net income	-	-	-	-	-	-	16,187	358	-	16,545
At-the-market issuance of common stock, net of offering costs	-	-	5,496,763	1	109,441	-	-	-	-	109,442
Amortization of discount on convertible preferred stock	-	-	-	-	(2,980)	-	-	-	-	(2,980)
Other comprehensive income	-	-	-	-	-	22,284	-	527	-	22,811
Common stock dividends	-	-	-	-	-	-	(427,656)	-	-	(427,656)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(9,917)	-	(9,917)
Convertible preferred stock dividends	-	-	-	-	-	-	(2,624)	-	-	(2,624)
Net share settlement	-	-	-	-	(1,336)	-	(269)	-	-	(1,605)
Stock-based compensation	-	-	187,694	-	8,064	-	-	-	-	8,064
Balance at December 31, 2018	-	$-	180,535,971	$18	$757,517	$30,105	$(2,373,218)	$92,375	$-	$(1,493,203)
2019 Activity:
Cumulative effect adjustment for adoption of new accounting standard	-	-	-	-	-	-	(61,826)	-	-	(61,826)
Net income	-	-	-	-	-	-	10,582	326	-	10,908
At-the-market issuance of common stock, net of offering costs	-	-	1,176,186	-	21,641	-	-	-	-	21,641
Amortization of discount on convertible preferred stock	-	-	-	-	(993)	-	-	-	-	(993)
Other comprehensive income	-	-	-	-	-	(53,547)	-	(1,128)	-	(54,675)
Common stock dividends declared ($0.37 per share)	-	-	-	-	-	-	(69,403)	-	-	(69,403)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1,329)	-	(1,329)
Exchange of noncontrolling interest	-	-	666,576	-	6,540	-	-	(6,540)	-	-
Convertible preferred stock dividends	-	-	-	-	-	-	(875)	-	-	(875)
Equity settlement convertible preferred stock	-	-	8,677,163	1	87,499	-	-	-	-	87,500
Net share settlement	-	-	-	-	(1,834)	-	-	-	-	(1,834)
Stock-based compensation	-	-	357,066	-	10,808	-	-	-	-	10,808
Equity settlement contingent consideration	-	-	645,385	-	11,178	-	-	-	-	11,178
Issuance of common stock - employee stock purchase plan	-	-	83,287	-	884	-	-	-	-	884
Equity component value of exchangeable note issuance, net	-	-	-	-	80,770	-	-	-	-	80,770
Deferred tax liability related to exchangeable note issuance	-	-	-	-	(3,499)	-	-	-	-	(3,499)
Sale of common stock warrant	-	-	-	-	50,819	-	-	-	-	50,819
Payment for bond hedge option	-	-	-	-	(70,035)	-	-	-	-	(70,035)
Balance at December 31, 2019	-	$-	192,141,634	$19	$951,295	$(23,442)	$(2,494,740)	$83,704	$-	$(1,483,164)
2020 Activity:
Net loss	-	-	-	-	-	-	(706,301)	(12,511)	-	(718,812)
Other comprehensive income	-	-	-	-	-	3,075	-	44	-	3,119
Common stock dividends declared ($0.60 per share)	-	-	-	-	-	-	(129,414)	-	-	(129,414)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(2,080)	-	(2,080)
Cumulative non-voting convertible preferred stock	-	-	-	-	-	-	-	-	125	125
Net share settlement	-	-	-	-	(1,097)	-	-	-	-	(1,097)
Stock-based compensation	-	-	390,066	-	13,721	-	-	-	-	13,721
Issuance of common stock - employee stock purchase plan	-	-	96,788	-	676	-	-			676
Settlement Common Stock (Note 17)	-	-	38,633,470	4	244,546	-	-	-	-	244,550
Balance at December 31, 2020	-	$-	231,261,958	$23	$1,209,141	$(20,367)	$(3,330,455)	$69,157	$125	$(2,072,376)

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2020	2019	2018
Cash flow from operating activities
Net (loss) income	$(718,812)	$10,908	$16,545
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	329,403	405,754	451,750
Amortization of deferred financing costs and debt discount	36,955	42,779	24,614
Write off of deferred financing costs and debt discount	73,952	-	-
Interest rate swap termination	10,155	-	-
Deferred income taxes	(13,891)	(11,428)	(7,385)
Equity in (earnings) loss of unconsolidated entities	(98)	-	-
Distributions of cumulative earnings from unconsolidated entities	1,960	-	-
Cash paid for interest rate swap settlement	(7,818)	-	-
Straight-line rental revenues	(6,872)	(208)	(15,048)
Stock-based compensation	13,721	10,808	8,064
Change in fair value of contingent consideration	7,163	(28,463)	(3,721)
Goodwill impairment (Note 3)	71,000	-	-
Gain on sale of real estate	(86,267)	(28,995)	-
Loss on sale of Uniti Fiber Midwest operations	-	2,242	-
Loss on asset disposal	1,796	6,891	-
Other	(297)	(435)	7,818
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	12,634	25,592	(52,792)
Other assets	(24,141)	10,297	1,755
Accounts payable, accrued expenses and other liabilities	37,850	(3,260)	41,218
Deferred revenue from prepaid rent - Bluebird/Uniti Fiber Midwest networks (Note 6)	-	174,500	-
Settlement payable (Note 17)	418,840	-	-
Net cash provided by operating activities	157,233	616,982	472,818
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	-	(10,312)	(53,669)
Bluebird asset acquisition	-	(320,818)	-
Proceeds from sale of Uniti Fiber Midwest operations	-	6,400	-
Windstream asset acquisition (Note 6)	(73,407)	-	-
NMS asset acquisition	-	-	(3,299)
Proceeds from sale of real estate, net of cash	391,885	130,429	-
Capital expenditures - other	(317,084)	(350,480)	(423,575)
Net cash provided by (used in) investing activities	1,394	(544,781)	(480,543)
Cash flow from financing activities
Repayment of Senior Secured Term Loan B	(2,044,728)	-	-
Principal payment on debt	-	(21,080)	(21,080)
Dividends paid	(135,676)	(138,731)	(426,094)
Payments of contingent consideration	(15,713)	(32,253)	(18,640)
Proceeds from issuance of Notes	2,250,000	345,000	-
Borrowings under revolving credit facility	170,000	139,000	500,000
Payments under revolving credit facility	(635,019)	(203,981)	(140,000)
Finance lease payments	(3,702)	(4,257)	(5,946)
Payments for financing costs	(50,875)	(49,497)	-
Settlement Common Stock issuance (Note 17)	244,550	-	-
Common stock issuance, net of costs	-	21,641	109,441
Proceeds from sale of warrants	-	50,819	-
Payment for bond hedge option	-	(70,035)	-
Purchase of noncontrolling interest	-	-	-
Distributions paid to noncontrolling interest	(2,322)	(3,046)	(9,917)
Employee stock purchase plan	676	883	-
Net share settlement	(1,097)	(1,834)	(1,605)
Net cash (used in) provided by financing activities	(223,906)	32,629	(13,841)
Effect of exchange rates on cash and cash equivalents	-	(43)	(173)
Net (decrease) increase in cash and cash equivalents	(65,279)	104,787	(21,739)
Cash and cash equivalents at beginning of period	142,813	38,026	59,765
Cash and cash equivalents at end of period	$77,534	$142,813	$38,026
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$15,230	$17,032	$17,901
Tenant capital improvements	$102,396	$164,742	$153,615
Receipt of equity method investment value in exchange for assets	$67,904	$-	$-
Settlement of convertible preferred stock, Series A Shares	$-	$87,500	$-
Settlement of contingent consideration through non-cash consideration	$-	$11,178	$-
Exchange of noncontrolling interest through non-cash consideration	$-	$6,540	$-
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Notes to the Consolidated Financial Statements

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Maryland on September 4, 2014. We are an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber, copper and coaxial broadband networks and data centers. We manage our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.  On June 1, 2020, the Company completed the sale of its Uniti Towers business (see Note 6), and as of the end of the second quarter of 2020, the Company had substantially completed the wind down of its Consumer CLEC business. Starting in 2021, we will manage our operations focused on our two primary businesses, Leasing and Fiber Infrastructure (see Note 16).

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consisted of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of December 31, 2020, we are the sole general partner of the Operating Partnership and own approximately 98.5% of the partnership interests in the Operating Partnership.

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

Going Concern

In accordance with Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40), the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the accompanying Consolidated Financial Statements are issued, concluding there are no such conditions or events.  The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business.

On September 21, 2020, Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and subsidiaries, “Windstream”) emerged from bankruptcy following its voluntary petition for relief under Chapter 11 of the Bankruptcy Code. In connection with Windstream’s emergence from bankruptcy, Uniti entered into several agreements and consummated the transactions, each as described herein, to implement its settlement (the “Settlement”) with Windstream pursuant to the settlement agreement (the “Settlement Agreement”) dated as of May 12, 2020 between Uniti and Windstream. Pursuant to the Settlement, Uniti and Windstream agreed to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those brought by Windstream and certain of its creditors relating to Windstream’s Chapter 11 proceedings and the master lease dated as of April 24, 2015 (the “Master Lease”).  See Note 17.

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

The Company also enters into leasing arrangements providing for the long‑term use of constructed fiber that is then integrated into the Company’s network infrastructure. For each lease that qualifies as a finance lease, the present value of the lease payments, which may include both periodic lease payments over the term of the lease as well as upfront payments to the lessor, is capitalized at the inception of the lease and included in property and equipment. As of December 31, 2020 and 2019, the accumulated amortization of our finance lease assets was $16.8 million and $24.3 million, respectively. The decrease is primarily attributable to our finance lease assets reclassified to held for sale. See Note 7.

Certain property, plant and equipment acquired as part of our spin-off from Windstream is depreciated using a group composite depreciation method. Under this method, when property is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the property. For all other property, which includes amortization of finance lease assets, depreciation is computed using the straight-line method over the estimated useful life of the respective property. When the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written-off, with the corresponding gain or loss reflected in operating results. Construction in progress includes direct materials and labor related to fixed assets during the construction period. Depreciation begins once the construction period has ceased and the related asset is placed into service, and the asset will be depreciated over its useful life.

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

Tenant Capital Improvements—Our leases with Windstream provides that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2020 and 2019, the net book value of TCIs recorded as a component of property, plant and equipment on our Consolidated Balance Sheet was $767.2 million and $698.8 million, respectively. For the years ended December 31, 2020, 2019 and 2018, we recognized $35.1 million, $29.0 million, and $23.1 million of revenue and depreciation expense related to TCIs, respectively.

Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  During the years ended December 31, 2020, 2019 and 2018, there were no events or changes in circumstances indicating that the carrying amount of any of our assets groups to not be recoverable from future undiscounted net cash flows we expect the asset groups to generate, and no impairment losses were recognized.

Asset Retirement Obligations—The Company records obligations to perform asset retirement activities, primarily including requirements to remove equipment from leased space or customer sites as required under the terms of the related lease and customer agreements. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. The liability accretes as a result of the passage of time and related accretion expense is recognized in the Consolidated Statements of Income. The associated asset retirement costs are capitalized as an additional carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s useful life. As of December 31, 2020 and 2019, our aggregate carrying amount of asset retirement obligations totaled $10.7 million and $9.5 million, respectively. During the years ended December 31, 2020 and 2019, we incurred liabilities of $0.2 million and $0.6 million related to asset retirement obligations, respectively.  During the years ended December 31, 2020, 2019, and 2018, we recognized $1.3 million, $1.3 million, and $0.9 million of accretion expense related to asset retirement obligations, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held at financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less.

Derivative Instruments and Hedging Activities—We account for our derivatives in accordance with FASB ASC 815, Derivatives and Hedging, in which we reflect all derivative instruments at fair value as either assets or liabilities on our Consolidated Balance Sheet. For derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedged instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See Note 9 and Note 11.

Exchangeable Notes and Related Transactions—On June 28, 2019, Uniti Fiber Holdings, Inc. (“Uniti Fiber”), a subsidiary of the Company, issued $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”).  The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber’s election. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, because the conversion feature in the Exchangeable Notes is not bifurcated pursuant to ASC 815, Derivatives and Hedging, and because the conversion can be settled in cash, shares, or a combination thereof, the Exchangeable Notes were separated into a liability component and an equity component in a manner that reflects Uniti Fiber’s non-convertible debt borrowing rate. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. See Note 13.

In connection with the offering of the Exchangeable Notes, Uniti Fiber entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers (as defined in Note 13) or their respective affiliates (collectively, the “Counterparties”).  In addition, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of $16.42 per share.  The warrant transactions may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the strike price of the Warrants. While the Note Hedge Transactions and the Warrants meet the definition of a derivative in ASC 815-10-15-83, they each meet the equity scope exception specified in ASC 815-10-15-74(a); as such, the Warrants and the Notes Hedge Transactions are not accounted for as derivatives that must be remeasured each reporting period and instead, are recorded in stockholders’ deficit. See Note 11.

Intangible Assets—Intangible assets are presented in the financial statements at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives.

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

Transaction Related and Other Costs—The Company expenses non-capitalizable transaction related and other costs in the period in which they are incurred and services are received. Transaction related costs include incremental acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs.  Pursuit and transaction costs include professional services (legal, accounting, advisory, regulatory, etc.), finder’s fees, travel expenses, and other direct expenses associated with a business acquisition.  Integration costs include direct costs necessary to integrate an acquired business, including professional services, systems and data conversion, severance and retention bonuses payable to employees of an acquired business.  In addition, other costs, such as costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us (see Note 17), and costs associated with the implementation of our new enterprise resource planning system are included within this line item on the Consolidated Statements of Income.

Settlement Expense—As described in Note 17, on July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) in an adversary proceeding against Uniti and certain of its affiliates.  During the second quarter of 2020, we estimated that $650.0 million of the consideration paid to Windstream should be classified as settlement of litigation, and therefore, recorded a $650.0 million charge. The charge represented our estimated fair value of the litigation settlement component of the Settlement.

Debt Issuance Costs—The Company recognizes debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The costs, which include underwriting, legal, and other direct costs related to the issuance of debt, are amortized over the contractual term of the debt using the effective interest method.

Revenue Recognition— As discussed in “Leases” in this Note 3, the Company adopted ASU No. 2016-02, Leases (“ASC 842”) on January 1, 2019.  Prior to the adoption of ASC 842, the Company recognized leasing revenues on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing leasing income on a straight-line basis generally results in recognized revenues during the first half of the lease term in excess of cash amounts contractually due from our tenants, creating a straight-line rent receivable.

We lease certain assets to Windstream under a triple-net leases, whereby Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes or insurance, as Windstream makes direct payments to the taxing authorities and insurance carriers, respectively.

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) on January 1, 2018.  See Note 4 for the Company’s accounting policy on recognizing revenue accounted for inside the scope of Topic 606.

We are exposed to credit losses primarily through our trade receivables.  We assess ability to pay for certain customers by considering a variety of factors, such as the customer’s established credit rating, if available, and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical experience and economic expectations. We update our estimate of credit loss reserves quarterly, considering recent write-offs, collections information and underlying economic expectations.  The allowance for credit losses is recorded in accounts receivable, net on our Consolidated Balance Sheets.    At December 31, 2020 and 2019, our allowance for credit losses was $2.9 million and $2.7 million, respectively.  Credit losses for the years ended December 31, 2020, 2019 and 2018 were $1.8 million, $1.6 million and $1.5 million, respectively.

Straight-Line Revenue Receivable—We have evaluated the collectability of our straight-line revenue receivables in accordance with the provisions of ASC 842.  The adoption of ASC 842 on January 1, 2019 superseded prior guidance regarding the evaluation of collectability of lease receivables, including straight-line revenue receivables.  At the date of adoption, due to uncertainties surrounding Windstream’s operations and liquidity, including uncertainties surrounding the outcome of Windstream’s pending litigation, we concluded that it was not probable that we would collect all future payments due to the Company over the initial term of the Master Lease.  As a result, we reflected the write off of the straight-line revenue balance as of January 1, 2019 as a $61.5 million adjustment to equity resulting from the change in accounting standard.  Upon Windstream’s emergence from bankruptcy in September 2020, we re-evaluated the collectability of the Windstream Leases (as described in Note 5), determining that it was probable that we would collect all future payments due to the company over the initial term of the Windstream Leases; therefore, we account for the Windstream Leases on a straight-line basis.

Leases—Effective January 1, 2019, we account for leases in accordance with ASC 842. The standard requires lessees to apply a dual approach, classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is comprised of amortization on the right-of-use (“ROU”) asset and interest expense recognized based on an effective interest method, or as a single lease cost recognized on a straight-line basis over the term of the lease, respectively. A lessee is also required to record an ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  The accounting for lessors remains largely unchanged, with exception of how collectability of future lease payments is evaluated and the impact on revenue recognition.

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

Where we are the lessee, the ROU asset is initially measured at the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received.

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

Stock-Based Compensation—We account for stock-based compensation using the fair value method of accounting. We have determined that our stock-based payment awards granted in exchange for employee services qualify as equity classified awards, which are measured based on the fair value of the award on the date of the grant. The fair value of restricted stock-based payments is based on the market value of our common stock on the date of grant. The fair value of performance-based awards, which have performance conditions, is based on a Monte Carlo simulation. The fair value of all stock-based compensation is recognized over the period during which an employee is required to provide services in exchange for the award. See Note 14.

Income Taxes—We elected on our initial U.S. federal income tax return to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax for open taxable years through 2017, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Subject to the restrictions imposed by our 7.875% senior secured notes due 2025 (see Note 13), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains, until we reduce our net leverage ratio.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

The Company is subject to restrictions on distributions to its shareholders based on our 7.875% senior secured notes due 2025. The restrictions permit the Company to make the minimum required distribution to maintain its status as a REIT, which is limited to 90% of our REIT taxable income. The restrictions will remain in place until the Company’s net leverage ratio (as defined) is below 5.75 : 1.00.

We recognize the benefit of tax positions that are "more likely than not" to be sustained upon examination based on their technical merit. The benefit of a tax position is measured at the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  If applicable, we will report tax-related penalties and interest expense as a component of income tax expense. We currently have unrecognized tax benefits of $1.7 million recorded in deferred income taxes on our Consolidated Balance Sheet.

The Company will be subject to a federal corporate level tax on any gain recognized from the sale of assets occurring within a five year recognition period after the Spin-Off up to the amount of the built in gain that existed on April 24, 2015, which is based on the fair market value of the assets in excess of the Company’s tax basis as of such date.

Business Combinations and Asset Acquisitions—In accordance with ASC 805, Business Combinations, we apply the acquisition method of accounting for acquisitions meeting the definition of a business combination or asset acquisition, where assets acquired and liabilities assumed are recorded at fair value at the date of each acquisition, and the results of operations are included with those of the Company from the dates of the respective acquisitions. The fair value of the acquired assets and liabilities are estimated using the income, market and/or cost approach.  The income approach utilizes the present value of estimated future cash flows that a business or asset can be expected to generate, while under the market approach, the fair value of an asset or business reflects the price at which comparable assets are purchased under similar circumstances.  Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of operating results, business plans, expected growth rates, capital expenditure plans, cost of capital and tax rates. We also make certain forecasts about future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management. Small changes in these assumptions or estimates could materially affect the cash flow projections, and therefore could affect the estimated fair value.  Impacts of these assumptions or estimates include customer retention, execution of our business plans, which impact growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including interest rate and stock price fluctuations, impacting our cost of capital.

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

Investments in Unconsolidated Entities—We report our investments in unconsolidated entities under the equity method of accounting. We adjust our investments in unconsolidated entities for additional contributions made, distributions received as well as our share of the investees’ earnings or losses, which are reported on a 30-day lag for the investment in BB Fiber Holdings LLC (“Fiber Holdings”) and on a 90-day lag for the investment in Harmoni

Towers LP (“Harmoni”), and are included in equity in earnings from unconsolidated entities in our Consolidated Statements of Income (Loss).  See Note 8.

Goodwill—As of December 31, 2020 and 2019, all of our goodwill is included in our Fiber Infrastructure segment.  Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units.  As a result of our 2019 annual goodwill impairment test, we concluded the implied fair value of our Fiber Infrastructure reporting unit was in excess of its carrying value by less than 2%.

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

We performed our goodwill impairment analysis during the fourth quarter of 2020.  As a result of increased capital expenditure investments in dark fiber and small cell projects and less than anticipated cash flow growth, we concluded that it was more likely than not that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, is less that its carrying amount.  Accordingly, we recorded a $71 million goodwill impairment in the Fiber Infrastructure reporting unit.  During the years ended December 31, 2019 and 2018, no impairment losses were recognized.

Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which includes expected revenue and expense growth rates, capital expenditure plans and cost of capital. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.  Small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment in future periods.  Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital.  For example, if we were to experience a significant delay in our permitting process in the construction of our fiber networks, the timing of effected cash flows could impact long term growth rates and negatively impact the income approach, leading to potential impairment.  As a result, should our expectations of average projected revenue growth percentage, average projected EBITDA margin percentage and/or average projected capital expenditures as a percentage of revenue change, we may experience future impairment to goodwill (while other assumptions remain constant). Furthermore, a deterioration in market factors such as stock prices or increased interest rates, and/or declines in acquisition multiples utilized in the market approach could affect the likelihood and amount of potential impairment.

Earnings per Share—Outstanding restricted stock awards that contain rights to non-forfeitable dividends are deemed to be participating securities, requiring the application of the two-class method of computing basic and dilutive earnings per share.

Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Dilutive earnings per share includes the weighted average number of common shares and the dilutive effect of restricted stock and performance-based awards outstanding during the period, when such awards are dilutive. See Note 15.

Concentration of Credit Risks—Revenue under the Master Lease and the Windstream Leases provided 65.8% of our revenue for the year ended December 31, 2020, 65.0% of our revenue for the year ended December 31, 2019, and 68.2% of our revenue for the year ended December 31, 2018.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Sections 12(g) and 15(d) under the Exchange Act.  Windstream has posted certain information regarding its fourth quarter and full year 2020 results on the investor relations page of its website, which can be found at https://investor.windstream.com.  Neither Windstream filings nor the information available on the investor relations page of its website are incorporated by reference in this Annual Report on Form 10-K.

We monitor the credit quality of Windstream through numerous methods, including by (i) reviewing credit ratings of Windstream by nationally recognized credit agencies, (ii) reviewing the financial statements of Windstream that are required to be delivered to us pursuant to the Windstream Leases, (iii) monitoring new reports regarding Windstream and its business, (iv) conducting research to ascertain industry trends potentially affecting Windstream, (v) monitoring Windstream’s compliance with the terms of the Windstream Leases and (vi) monitoring the timeliness of its payments under the Windstream Leases.

As of the date of this Annual Report on Form 10-K, Windstream is current on all lease payments.  We note that in August 2020, Moody’s Investor Service assigned a B3 corporate family rating with a stable outlook to Windstream in connection with its post-emergence exit financing.  At the same time, S&P Global Ratings assigned Windstream a B- issuer rating with a stable outlook.  These ratings were both upgrades from Windstream’s pre-bankruptcy ratings.  In order to assist us in our continuing assessment of Windstream’s creditworthiness, we periodically receive certain confidential financial information and metrics from Windstream.

Reclassifications—Certain prior year asset categories and related amounts in Note 5 have been reclassified to conform with current year presentation.

Recently Issued Accounting Pronouncements

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method.

In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective January 1, 2021, using the modified retrospective method, whereby the cumulative effect of applying ASU 2020-06 is recognized as an adjustment to the opening balance of equity at January 1, 2021.  We recorded a net decrease to opening additional paid in capital of $59.4 million as of January 1, 2021 due to the cumulative impact of adopting ASU 2020-06, with the impact primarily related to the reclassification of Exchangeable Notes’ conversion feature’s fair value from additional paid in capital to notes and other debt, net.  Additionally, we recorded an increase to opening retained earnings of $14.6 million as of January 1, 2021 due to the cumulative impact of adopting ASU 2020-06, with the impact related to the reclassification of the previously amortized discount and deferred financing costs.

Note 4. Revenues

Nature of goods and services

The following is a description of principal activities, separated by reportable segments (see Note 16), from which the Company generates its revenues.

Leasing

Leasing revenue represents the results from our leasing program, Uniti Leasing, which is engaged in the acquisition of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis.  See Note 3 and Note 5.

Fiber Infrastructure

The Fiber Infrastructure segment represents the operations of our fiber business, Uniti Fiber, which provides:

i.

Consumer, enterprise, wholesale, and backhaul lit fiber revenue is recognized over the life of the contracts in a pattern that reflects the satisfaction of Uniti’s stand-ready obligation to provide lit fiber services. The transaction price is equal to the monthly-recurring charge multiplied by the contract term, plus any non-recurring or variable charges. For each contract, the customer is invoiced monthly.

ii.

E-rate contracts involve providing lit fiber services to schools and libraries, and revenue is recognized over the life of the contract in a pattern that reflects the satisfaction of Uniti’s stand-ready obligation to provide lit fiber services. The transaction price is equal to the monthly-recurring charge multiplied by the contract term, plus any non-recurring or variable charges. For each contract, the customer is invoiced monthly.

iii.

Small cell contracts provide improved network connection to areas that may not require or accommodate a tower. Small cell arrangements typically contain five streams of revenue: site development, radio frequency (“RF”) design, dark fiber lease, construction services, and maintenance services. Site development, RF design and construction are each separate services and are considered distinct performance obligations. Dark fiber and associated maintenance services constitute a lease, and as such, revenue is recognized under the leasing guidance.

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

v.

Dark fiber arrangements represent operating leases and revenue is recognized under the leasing guidance.  When (i) a customer makes an advance payment or (ii) a customer is contractually obligated to pay any amounts in advance, which is not deemed a separate performance obligation, deferred leasing revenue is recorded. This leasing revenue is recognized ratably over the expected term of the contract, unless the pattern of service suggests otherwise.

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

Towers

The Towers segment represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate, which we then leased to our customers in the United States. Revenue from our towers business revenue is recognized under the leasing guidance.  On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody Investment Advisors LP (“Melody”) for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the tower business through a newly formed limited partnership with Melody.  See Note 6.

Consumer CLEC

The Consumer CLEC segment represents the operations of Talk America Services (“Talk America”), which provided local telephone, high-speed internet and long-distance services to customers in the eastern and central United States. Customers were billed monthly for services rendered based on actual usage or contracted amounts. The transaction price is equal to the monthly-recurring charge multiplied by the initial contract term (typically 12 months), plus any non-recurring or variable charges.  In 2019, we commenced a wind down of our Consumer CLEC business, which we substantially completed during the second quarter of 2020.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Year Ended December 31,
(Thousands)	2020	2019	2018
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$106,125	$125,983	$132,361
Enterprise and wholesale	78,702	66,545	63,519
E-Rate and government	80,428	89,430	74,752
Other	4,341	2,402	4,492
Fiber Infrastructure	$269,596	$284,360	$275,124
Leasing	1,420	-	-
Consumer CLEC	651	10,673	13,931
Total revenue from contracts with customers	271,667	295,033	289,055
Revenue accounted for under leasing guidance	795,374	762,578	728,579
Total revenue	$1,067,041	$1,057,611	$1,017,634

At December 31, 2020 and 2019, lease receivables were $17.5 million and $28.8 million, respectively, and receivables from contracts with customers were $45.1 million and $48.6 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the years ended December 31, 2020, 2019, and 2018, we recognized revenues of $5.4, $4.7, and $14.7 million, respectively that was included in the December 31, 2019, December 31, 2018, and January 1, 2018 contract liabilities balance, respectively.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2019	$11,535	$12,717
Balance at December 31, 2020	$3,462	$18,601

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract assets primarily relate to costs incremental to obtaining contracts and contract liabilities primarily relate to deferred revenue from non-recurring charges.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of December 31, 2020, our future revenues (i.e. transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $476.6 million, of which $406.0 million is related to contracts that are currently being invoiced and have an average remaining contract term of 1.8 years, while $70.6 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 6.9 years.

Commissions

Under Topic 606 and Topic 340, Other Assets and Deferred Costs, we capitalize commission fees as costs of obtaining a contract when those commissions are incremental and expected to be recovered from the revenue contract and we amortize those capitalized costs consistent with the pattern of transfer of the product or service to which the capitalized costs relate. The amortization of these costs are included in general and administrative expense on the Consolidated Statements of (Loss) Income.

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

We exclude from the transaction price any amounts collected from customers for sales taxes and therefore, they are not included in revenue.

Note 5. Leases

Lessor Accounting

We lease communications towers, ground, communications equipment, and dark fiber to tenants under operating leases. Our leases have initial lease terms ranging from less than one year to 35 years, most of which include options to extend or renew the leases for less than one year to 20 years (based on the satisfaction of certain conditions as defined in the lease agreements), and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

The components of lease income for the years ended December 31, 2020 and 2019 are as follows:

(Thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease income - operating leases	$795,374	$762,578

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms are as of December 31, 2020 are as follows:

(Thousands)	December 31, 2020 (1)
2021	$737,233
2022	745,132
2023	746,151
2024	746,448
2025	747,257
Thereafter	3,625,031
Total lease receivables	$7,347,252
(1) Total future minimum lease payments to be received include $6.3 billion relating to the Master Lease with Windstream.

The underlying assets under operating leases where we are the lessor as of December 31, 2020 and 2019 are summarized as follows:

(Thousands)	December 31, 2020	December 31, 2019
Land	$26,596	$27,392
Building and improvements	335,495	341,096
Real property interest	-	-
Poles	266,758	258,535
Fiber	2,994,465	2,836,939
Equipment	421	419
Copper	3,850,988	3,792,366
Conduit	89,773	89,770
Tower assets	1,397	168,453
Finance lease assets(1)	32,660	32,660
Other assets	10,425	10,279
	7,608,978	7,557,909
Less: accumulated depreciation	(5,222,731)	(5,033,080)
Underlying assets under operating leases, net	$2,386,247	$2,524,829
(1) Includes $4.5 million assets under operating leases in Held for Sale as of December 31, 2020

Depreciation expense for the underlying assets under operating leases where we are the lessor for the years ended December 31, 2020 and 2019 is summarized as follows:

(Thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Depreciation expense for underlying assets under operating leases	$209,946	$293,899

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

As of December 31, 2020, we have short term lease commitments amounting to approximately $2.0 million, for colocation and dark fiber arrangements.

The components of lease cost are presented within general and administrative expense and operating expense, while sublease income is presented within revenues in our Consolidated Statements of Income for the years ended December 31, 2020 and 2019 are as follows:

(Thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease cost
Amortization of ROU assets	$3,702	$4,257
Interest on lease liabilities	3,807	4,209
Total finance lease cost	7,509	8,466
Operating lease cost	24,080	26,446
Short-term lease cost	2,029	1,894
Variable lease cost	679	316
Less sublease income	(12,273)	(12,354)
Total lease cost	$22,024	$24,768

Amounts reported in the Consolidated Balance Sheets for leases where we are the lessee as of December 31, 2020 and 2019 were as follows:

(Thousands)	Location on Consolidated Balance Sheets	December 31, 2020	December 31, 2019
Operating leases
ROU asset, net(1)	Other assets, net	$97,850	$127,490
ROU liability(2)	Accounts payable, accrued expenses and other liabilities, net	71,483	127,879

Finance leases
ROU asset, gross(3)	Property, plant and equipment, net	$128,098	$129,900
ROU liability(4)	Finance lease obligations	48,724	52,994

Weighted-average remaining lease term
Operating leases		12.2 years	11.8 years
Finance leases		13.3 years	13.9 years

Weighted-average discount rate
Operating leases		9.9%	9.7%
Finance leases		8.0%	8.0%
(1) Includes $20.7 million ROU assets in Held for Sale as of December 31, 2020
(2) Includes $17.6 million lease liabilities in Held for Sale as of December 31, 2020
(3) Includes $54.0 million finance lease assets in Held for Sale as of December 31, 2020
(4) Includes $33.3 million finance lease obligations in Held for Sale as of December 31, 2020

Other information related to leases as of December 31, 2020 and 2019 are as follows:

(Thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,807	$4,209
Operating cash flows from operating leases	28,485	27,835
Financing cash flows from finance leases	3,702	4,257

Non-cash items:
New operating leases and remeasurements, net	$2,681	$43,593
New finance leases	31	3,432

Future lease payments under non-cancellable leases as of December 31, 2020 are as follows:

(Thousands)	Operating Leases(1)	Finance Leases(2)
2021	$20,106	$6,733
2022	17,512	6,602
2023	14,890	6,581
2024	10,698	6,216
2025	6,712	5,164
Thereafter	35,740	45,495
Total undiscounted lease payments	$105,658	$76,791
Less: imputed interest	(34,175)	(28,067)
Total lease liabilities	$71,483	$48,724
(1) Includes $17.6 million ROU liabilities in Held for Sale as of December 31, 2020
(2) Includes $33.3 million finance lease obligations in Held for Sale as of December 31, 2020

Future sublease rentals as of December 31, 2020 are as follows:

(Thousands)	Sublease Rentals
2021	$8,703
2022	8,753
2023	8,806
2024	8,858
2025	8,913
Thereafter	124,813
Total	$168,846

Windstream Leases

On September 18, 2020, in connection with Windstream’s emergence from bankruptcy and the implementation of the Settlement with Windstream described in Note 14 below, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases that each expire on April 30, 2030 (collectively, the “Windstream Leases”), which Windstream Leases amended and restated the Master Lease in its entirety. The Windstream Leases consist of two leases: (a) a master lease (the “ILEC MLA”) that governs Uniti owned assets used for Windstream’s incumbent local exchange carrier (“ILEC”) operations and (b) a master lease (the “CLEC MLA”) that governs Uniti owned assets used for Windstream’s competitive local exchange carrier (“CLEC”) operations. The aggregate initial annual rent under the Windstream Leases is equal to the annual rent under the Master Lease previously in effect. The tenants under the ILEC MLA are Windstream Holdings II, LLC (“Windstream Holdings II,” successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (“Windstream Services II,” successor in interest to Windstream Services LLC), and certain subsidiaries and/or newly formed affiliated entities operating the ILECs, and the landlords under the ILEC MLA are the Uniti entities that own the applicable ILEC assets. Similarly, the tenants under the CLEC MLA are Windstream Holdings II, Windstream Services II, and certain subsidiaries and/or newly formed affiliated entities operating CLECs, and the landlords under the CLEC MLA are the Uniti entities that own the CLEC assets. The Windstream Leases contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is the tenant under both of the Windstream Leases and unless and until the landlords under the ILEC MLA are different from the landlords under the CLEC MLA. The Windstream Leases permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the Windstream Leases, together or separately, so long as Uniti does not transfer interests in either Windstream Lease to a Windstream competitor.

In addition, the Windstream Leases impose certain financial restrictions on Windstream if Windstream fails to maintain certain financial covenants.  Windstream covenants not to incur certain indebtedness (other than certain refinancing in a principal amount that does not exceed the sum of the principal amount of the indebtedness refinanced, the accrued and unpaid interest on such indebtedness refinanced and any other amounts owing thereon and any customary costs incurred in connection with such refinancing or drawings under its third party syndicated revolving credit facility, in an amount not to exceed $750 million) if its total leverage ratio, pro forma for the incurrence of such indebtedness, would exceed 3.00:1:00.  Further, Windstream covenants not to incur certain additional indebtedness, pay dividends, repurchase stock or prepay unsecured debt, or enter into a transaction with an entity controlled by a member of the board without Uniti’s consent if Windstream’s total leverage ratio exceeds 3.50:1.00.  Notwithstanding the foregoing, the financial covenants described herein shall not apply at any time in which Windstream maintains a corporate family rating of not less than “B2” by Moody’s and either “B” by Standard & Poor’s or “B” by Fitch Ratings.

Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.

If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, Uniti’s combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020. Starting on the first anniversary of each installment of reimbursement for a Growth Capital Improvement, the rent payable by Windstream under the applicable Windstream Lease will increase by an amount equal to 8.0% (the “Rent Rate”) of such installment of reimbursement. The Rent Rate will thereafter increase to 100.5% of the prior Rent Rate on each anniversary of each reimbursement. In the event that the tenant’s interest in either Windstream Lease is transferred by Windstream under the terms thereof (unless transferred to the same transferee), or if Uniti transfers its interests as landlord under either Windstream Lease (unless to the same transferee), the reimbursement rights and obligations will be allocated between the ILEC MLA and the CLEC MLA by Windstream, provided that the maximum that may be allocated to the CLEC MLA following such transfer is $20 million per year.  If Uniti fails to reimburse any Growth Capital Improvement payment or equipment loan funding request as and when it is required to do so under the terms of the Windstream Leases, and such failure continues for thirty (30) days, then such unreimbursed amounts may be applied as an offset against the rent owed by Windstream under the Windstream Leases (and such amounts will thereafter be treated as if Uniti had reimbursed them).

Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of GCI commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases.  Interest on these loans will accrue at 8% from the date of the borrowing.  All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans.  No such loans were made to Windstream during 2020.

The Windstream Leases provide, and the Master Lease provided, that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacement to the Distribution Systems, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. TCIs exclude Growth Capital Improvements as an when reimbursed by Uniti.

During the year ended December 31, 2020, Uniti reimbursed $84.7 million of Growth Capital Improvements, which, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as TCIs.  Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $1.0 million and reported within other assets on our Consolidated Balance Sheet as of December 31, 2020, will be amortized against revenue over the initial term of the Windstream Leases. Subsequent to December 31, 2020, Windstream requested and we reimbursed $26.2 million of qualifying Growth Capital Improvements that were reported as TCIs as of December 31, 2020.  As of the date of this Annual Report on Form 10-K, we have reimbursed a total of $110.9 million of Growth Capital Improvements, and all amounts represent the reimbursement of qualifying Growth Capital Improvements that were previously reported as TCIs in 2020.

Note 6. Business Combinations, Asset Acquisitions and Dispositions

2020 Transactions

Windstream Settlement Agreement

On September 18, 2020, and in furtherance of the Settlement Agreement (see Note 17), Uniti and Windstream closed an asset purchase agreement, as amended by a letter agreement (collectively, the “Asset Purchase Agreement”), pursuant to which (a) Uniti paid to Windstream approximately $284.6 million and (b) Windstream (i) granted to Uniti exclusive rights to use 1.8 million fiber strand miles leased by Windstream under the CLEC MLA, which fiber strands are either unutilized or utilized under certain dark fiber indefeasible rights of use (“IRUs”) that were simultaneously transferred to Uniti, (ii) conveyed to Uniti fiber assets (and underlying rights) consisting of 0.4 million fiber strand miles (covering 4,000 route miles) owned by Windstream, and (iii) transferred and assigned to subsidiaries of Uniti dark fiber IRUs relating to (x) the fiber strand miles granted to Uniti under the CLEC MLA (and described in clause (i)) and (y) the fiber assets (and underlying rights) for the 0.4 million fiber strand miles conveyed to Uniti (and described in clause (ii)), which IRUs generated $28.9 million of annual EBITDA in the aggregate as of the closing of the Asset Purchase Agreement. In addition, upon the transfer of the Windstream owned fiber assets (described in clause (ii) above), Uniti granted to Windstream a 20-year IRU for certain strands included in the transferred fiber assets.

The Company concluded that the Asset Purchase Agreement, and the obligation for Uniti to make cash payments to Windstream in accordance with the terms of the Settlement Agreement (see Note 17), should be combined for the accounting purpose of ASC 842.  As such, total consideration provided to Windstream under the Settlement has been allocated as follows:

(Thousands)
Consideration:
Asset Purchase Agreement	$284,550
Fair value of settlement obligation	438,577
Total consideration	$723,127

Fair values of the assets acquired and liabilities assumed as of the acquisition date:
Property, plant and equipment	$170,754
Intangible assets, net	69,832
Other assets	27,632
Intangible liabilities	(195,091)
Total assets acquired, net	73,127
Settlement expense	650,000
Total	$723,127

Of the $69.8 million of intangible assets acquired, $59.3 million is related to contracts (8-year weighted-average life) and $10.5  million is related to underlying rights agreements (30-year life). The Company determined the useful life of the contract intangible assets using the weighted-average remaining term and the rights of way intangible asset by aligning the useful life of the intangible with that of the underlying fiber assets acquired.  The intangible liabilities represents below market leases, where we are the lessor, and has a weighted-average useful life of 19 years, which aligns with the terms of the agreements.  Acquired right of use assets $27.6  million are recorded within other assets on our Consolidated Balance Sheets.

Sale of Midwest Fiber Network

On July 1, 2020, the Company completed the sale of the entity that controlled the Company’s Midwest fiber network assets (the “Propco”) to Macquarie Infrastructure Partners (“MIP”), selling net assets having a book value of $186.5 million for total cash consideration of $167.6 million.  The Company retained a 20% investment interest in the Propco, having a fair value of $41.9 million, through a newly-formed limited liability company with MIP (see Note 8).  During the third quarter, we recorded a gain of $23.0 million related to this transaction.

Sale of U.S. Tower Portfolio

On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody, selling net assets having a book value of $190.0 million for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the tower business, having a fair value of $26.0 million, through a newly-formed limited partnership with Melody (see Note 8), and will receive incremental earn-out payments, estimated to be $1.6 million, which is included in other assets on the Consolidated Balance Sheet as of December 31, 2020.  During the second quarter, we recorded a gain of $63.4 million related to this transaction.

2019 Transactions

Bluebird Network, LLC

On August 30, 2019, the Company closed on its operating company/property company (“OpCo-PropCo”) transaction with MIP to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets division of Macquarie Group.  Bluebird’s network consists of approximately 178,000 fiber strand miles in the Midwest across Missouri, Kansas, Illinois and Oklahoma. In the transaction, Uniti purchased the Bluebird fiber network and MIP purchased the Bluebird operations. In addition, Uniti sold Uniti Fiber’s Midwest operations to MIP, while Uniti retains its existing Midwest fiber network. Uniti acquired the fiber network of Bluebird for $320.8 million, which included transaction costs of $1.8 million.  Uniti funded $175 million in cash and $144 million from pre-paid rent received from MIP at closing. The pre-paid rent is recorded within deferred revenue on our Consolidated Balance Sheet.  In connection with the sale of the Company’s Midwest operations, we received total upfront cash of approximately $37 million, including related pre-paid rent received from MIP at closing. Concurrently with the closing of these transactions, Uniti has leased the Bluebird fiber network and its Midwest fiber network on a combined basis to MIP, under a long-term triple net lease (the “Bluebird Lease”). The Bluebird Lease is reported within the results of our Leasing segment.  The Midwest operations that was sold to MIP was previously reported in our Fiber Infrastructure segment.

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

Upon the sale of our Midwest operations, we recognized an approximately $2.2 million net loss, which is recorded within other (income) expense on the Consolidated Statements of Income.  This loss included the allocation of approximately $2.2 million of goodwill.  See Note 12.

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

JKM Consulting Inc. (M2 Connections)

On March 25, 2019, we acquired 100% of the outstanding equity of JKM Consulting Inc. d/b/a M2 Connections (“M2”) for cash consideration of $5.5 million. M2 is a dark fiber and internet access provider primarily to educational institutions in Alabama. This acquisition strengthens Uniti Fiber’s relationships with new E-Rate customers.  The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill of $1.7 million within our Fiber Infrastructure segment. See Note 16. For federal income tax purposes, the transaction was treated as a taxable acquisition. Thus, all of the goodwill is expected to be deductible for tax purposes. The financial results of M2 are included in the Fiber Infrastructure segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

2018 Transactions

Information Transport Solutions, Inc.

On October 19, 2018, we acquired 100% of the outstanding equity of Information Transport Solutions, Inc. (“ITS”) for cash consideration of $58.3 million. ITS is a full-service managed services provider of technology solutions, primarily to educational institutions in Alabama and Florida. This acquisition expands Uniti Fiber’s product offerings and strengthens relationships with new and existing E-Rate customers.  The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill within our Fiber Infrastructure segment.  See Note 16. During the first quarter of 2019, certain contractual working capital adjustments resulted in a $1.3 million reduction of the purchase price and goodwill.  The following is a summary of the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

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

Year Ended
(Thousands, except per share data)	December 31, 2018
Pro forma revenue	$1,054,192
Pro forma net income (loss)	17,727

Note 7. Assets and Liabilities Held for Sale

In October 2020, the Company entered into an OpCo-PropCo transaction with Everstream Solutions LLC (“Everstream”).  As part of the transaction, Uniti will enter into two 20-year IRU lease agreements with Everstream on Uniti owned fiber.  Concurrently, Uniti has agreed to sell its Uniti Fiber Northeast operations and certain dark fiber IRU contracts acquired as part of the Windstream settlement to Everstream.  Total cash consideration, including upfront IRU payments, is approximately $135 million.  In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20-year term of the IRU lease agreements, subject to an annual escalator of 2%.  The transaction is subject to regulatory approval and other customary closing conditions and is expected to close in the second quarter of 2021.

The following table presents the assets and liabilities associated with the Opco-Propco transaction with Everstream classified as held for sale as of December 31, 2020:

(Thousands)	December 31, 2020
Assets:
Property, plant and equipment, net	$44,150
Goodwill	17,794
Intangible assets, net	10,720
Right of use assets, net	20,679
Total Assets	$93,343

Liabilities:
Lease liabilities	$17,647
Intangible liabilities, net	4,849
Finance lease obligations	33,256
Total Liabilities	$55,752

The assets and liabilities associated with the Everstream transaction are included in the results of the Fiber Infrastructure segment. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

Note 8. Investment in Unconsolidated Entities

As of December 31, 2020, the Company had an aggregate investment of $66.0 million in its equity method unconsolidated entities, which included a 42% interest in Fiber Holdings and approximately a 10% interest in Harmoni.

Fiber Holdings

Fiber Holdings was primarily established to develop fiber networks as real estate property for long-term investment.  Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner.  Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco.  The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings was approximately $41.1 million as of December 31, 2020. The Company has not provided financial support to Fiber Holdings.

Harmoni

Harmoni was primarily established to develop wireless communication towers as real estate property for long-term investment.  We concluded that Harmoni is a VIE; however, the Company determined that it was not the primary beneficiary of Harmoni because the Company lacks the power to direct the activities that most significantly impact its economic performance. The Company’s current investment and maximum exposure to loss as a result of its involvement with Harmoni was approximately $24.9 million as of December 31, 2020. The Company has not provided financial support to Harmoni.

We provide transition services to Harmoni in exchange for fees and reimbursements. Total transition service fees earned in connection with Harmoni were $0.7 million for the year ended December 31, 2020, which is included in operating expense on a net basis in our Consolidated Statements of Income (Loss).

Note 9. Fair Value of Financial Instruments

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

The following table summarizes the fair value of our financial instruments at December 31, 2020 and 2019:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2020
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,410,313	$—	$2,410,313	$—
Senior secured notes - 6.00%, due April 15, 2023	561,000	—	561,000	—
Senior unsecured notes - 8.25%, due October 15, 2023	1,112,775	—	1,112,775	—
Senior unsecured notes - 7.125%, due December 15, 2024	601,500	—	601,500	—
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	426,058	—	426,058	—
Senior secured revolving credit facility, variable rate, due April 24, 2022	110,000	—	110,000	—
Derivative liability, net	22,897	—	22,897	—
Settlement payable	418,840	—	418,840	—
Contingent consideration	2,957	—	—	2,957
Total	$5,666,340	$—	$5,663,383	$2,957

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2019
Liabilities
Senior secured term loan B - variable rate, due October 24, 2022	$1,998,721	$—	$1,998,721	$—
Senior secured notes - 6.00% , due April 15, 2023	528,000	—	528,000	—
Senior unsecured notes - 8.25%, due October 15, 2023	971,250	—	971,250	—
Senior unsecured notes - 7.125%, due December 15, 2024	511,500	—	511,500	—
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	309,638	—	309,638	—
Senior secured revolving credit facility, variable rate, due April 24, 2022	574,961	—	574,961	—
Derivative liability, net	23,679	—	23,679	—
Contingent consideration	11,507	—	—	11,507
Total	$4,929,256	$—	$4,917,749	$11,507

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $4.97 billion at December 31, 2020, with a fair value of $5.22 billion. The estimated fair value of the Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative instruments are carried at fair value. See Note 11. The fair value of our interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti 's own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative instruments fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative instruments valuation in Level 2 of the fair value hierarchy.

Given the limited trade activity of the Exchangeable Notes, the fair value of the Exchangeable Notes (see Note 13) is determined based on inputs that are observable in the market and have been classified as Level 2 in the fair value hierarchy. Specifically, we estimated the fair value of the Exchangeable Notes based on readily available external pricing information, quoted market prices, and current market rates for similar convertible debt instruments.

Uniti is required to make a $490.1 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence (the “Settlement Payable”) (see Note 17).  The Settlement Payable was initially recorded at its fair value, which was determined using the present value of required future cash payments and is classified in Level 2 of the fair value hierarchy.  The fair value of the Settlement Payable is $418.8 million and is reported as settlement payable on our Consolidated Balance Sheet at December 31, 2020.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones; therefore, we recorded the estimated fair value of future contingent consideration of $3.0 million as of December 31, 2020. The fair value of the contingent consideration as of December 31, 2020, was determined using a discounted cash flow model and probability adjusted estimates of the operational milestones and is classified as Level 3. During the years ended December 31, 2020 and 2019, we paid $15.7 million and $29.6 million, respectively, for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration will be recorded in our Consolidated Statement of Income in the period in which the change occurs.  For the year ended December 31, 2020, there was a $7.2 million increase in the fair value of the contingent consideration that was recorded in Other (income) expense on the Consolidated Statements of Income.

The following is a roll forward of our liability measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2019	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	December 31, 2020
Contingent consideration	$11,507	$—	$7,163	$(15,713)	$2,957

Note 10. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	December 31, 2020	December 31, 2019
Land	Indefinite	$27,945	$28,337
Building and improvements	3 - 40 years	351,305	355,225
Real property interests	See Note 3	-	3,308
Poles	30 years	266,758	258,535
Fiber	30 years	3,737,372	3,456,398
Equipment	5 - 7 years	298,912	293,427
Copper	20 years	3,850,987	3,792,366
Conduit	30 years	89,773	89,770
Tower assets	20 years	8,571	170,063
Finance lease assets	See Note 3	74,103	129,900
Construction in progress	See Note 3	47,086	89,007
Other assets	15 - 20 years	10,553	11,591
Corporate assets	3 - 7 years	13,475	5,552
		8,776,840	8,683,479
Less accumulated depreciation		(5,503,487)	(5,273,534)
Property, plant and equipment, net		$3,273,353	$3,409,945

Finance lease assets above represent fiber leases, where we have the exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable.

Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $301.2 million, $377.3 million and $425.2 million, respectively.

Note 11. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate term loan facility. These interest rate swaps were designated as cash flow hedges and have a notional value of $2.02 billion and mature on October 24, 2022.  As result of the repayment of the Company’s term loan facility in February of 2020 (see Note 13), the Company entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps.  As a result, the Company discontinued hedge accounting as the hedge accounting requirements were no longer met.  Amounts in accumulated other comprehensive (loss) income as of the date of de-designation, will be reclassified to interest expense as the hedged transactions impact earnings.  Prospectively, changes in fair value of all interest rate swaps will be recorded directly to earnings.

The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Consolidated Balance Sheets.  The gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of December 31, 2020 were as follows:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Consolidated Balance Sheets
Assets
Interest rate swaps	$27,869	$(27,869)	$-
Total	$27,869	$(27,869)	$-

Liabilities
Interest rate swaps	$50,766	$(27,869)	$22,897
Total	$50,766	$(27,869)	$22,897

The following table summarizes the fair value and the presentation in our Consolidated Balance Sheet:

(Thousands)	Location on Consolidated Balance Sheet	December 31, 2020	December 31, 2019
Interest rate swaps	Derivative liability, net	$22,897	$23,679

As of December 31, 2020, all of the interest rate swaps were valued in net unrealized loss positions and recognized as a liability balance within the derivative liability, net on the Consolidated Balance Sheets.  As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. For the year ended December 31, 2020, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments prior to the February 2020 discontinuance of hedge accounting was $7.7 million. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statements of Income (Loss) for the year ended December 31, 2020 was $10.8 million.

As of December 31, 2019, all of the interest rate swaps were valued in net unrealized loss positions and recognized as a liability balance within the derivative liability, net on the Consolidated Balance Sheets. For the years ended December 31, 2019 and 2018, the amount recorded in other comprehensive income related to the derivative instruments was $51.3 million unrealized loss and $21.6 million unrealized gain, respectively. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statement of Income for the years ended December 31, 2019 and 2018 was $3.3 million interest benefit and $2.6 million interest expense, respectively. For the years ended December 31, 2019 and 2018, there were no ineffective portions of the change in fair value derivatives.

During the next twelve months, beginning January 1, 2021, we estimate that $11.3  million will be reclassified as an increase to interest expense.

Exchangeable Notes Hedge Transactions

On June 25, 2019, concurrently with the pricing of the Exchangeable Notes (see Note 13), and on June 27, 2019, concurrently with the exercise by the Initial Purchasers (as defined below) of their option to purchase additional Exchangeable Notes, Uniti Fiber, the issuer of the Exchangeable Notes, entered into the Note Hedge Transactions with certain of the Counterparties. The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.

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

Note 12. Goodwill and Intangible Assets

As part of the transaction with Everstream (see Note 7), we reclassified the associated assets and liabilities held for sale, including $17.8 million of goodwill and $10.7 million of intangible assets.

Changes in the carrying amount of goodwill occurring during the year ended December 31, 2020 and 2019, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2018	$692,385	$692,385
Goodwill purchase accounting adjustments	(1,269)	(1,269)
Goodwill associated with 2019 acquisitions	(444)	(444)
Goodwill at December 31, 2019	690,672	690,672
Goodwill impairment (Note 3)	(71,000)	(71,000)
Goodwill reclassified to held for sale	(17,794)	(17,794)
Goodwill at December 31, 2020	$601,878	$601,878

The carrying value of our other intangible assets is as follows:
(Thousands)	December 31, 2020		December 31, 2019
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Indefinite life intangible assets:
Trade name	$-	$-	$2,000	$-

Finite life intangible assets:
Customer lists	416,104	(82,989)	450,603	(93,794)
Contracts (Note 6)	48,269	(1,068)
In-place lease (1)	-	-	50,705	(845)
Underlying rights (1)	10,497	(87)	124,696	(1,386)

Total intangible assets	474,870		628,004
Less: accumulated amortization	(84,145)		(96,025)
Total intangible assets, net	$390,725		$531,979

Finite life intangible liabilities:
Acquired below-market leases	$190,086	$(2,200)	$-	$-

Total intangible liabilities	190,086		-
Less: accumulated amortization	(2,200)		-
Total intangible liabilities, net	$187,886		$-
(1)	The Propco's intangible assets were sold on July 1, 2020. See Note 6.

As of December 31, 2020, the remaining weighted average amortization period of the Company’s intangible assets and liabilities was 15.8 years and 18.9 years, respectively. Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $28.2 million, $27.2 million and $25.5 million, respectively. Amortization expense is estimated to be $18.7 million in 2021, $18.7 million in 2022, $18.7 million in 2023, $18.6 million in 2024 and $18.6 million in 2025.

Note 13. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	December 31, 2020	December 31, 2019
Principal amount	$4,965,000	$5,224,747
Less unamortized discount, premium and debt issuance costs	(148,476)	(207,068)
Notes and other debt less unamortized discount and debt issuance costs	$4,816,524	$5,017,679

Notes and other debt at December 31, 2020 and 2019 consisted of the following:

	December 31, 2020		December 31, 2019
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured term loan B - variable rate, due October 24, 2022 (discount is based on imputed interest rate of 5.66%)	$-	$-	$2,044,728	$(74,523)
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	2,250,000	(39,852)
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.49%)	550,000	(4,053)	550,000	(5,633)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	1,110,000	(22,024)	1,110,000	(28,808)
Senior unsecured notes - 7.125%, due December 15, 2024 (discount is based on imputed interest rate of 7.38%)	600,000	(5,316)	600,000	(6,304)
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 11.1%)	345,000	(69,608)	345,000	(85,272)
Senior secured revolving credit facility, variable rate, due April 24, 2022	110,000	(7,623)	575,019	(6,528)
Total	$4,965,000	(148,476)	$5,224,747	$(207,068)

At December 31, 2020, notes and other debt included the following: (i) $110.0 million under the Revolving Credit Facility (as defined below) pursuant to the credit agreement by and among the Borrowers (as defined below), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes”); (iii) $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”); (iv) $600.0 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024  Notes”); (v) $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”).  On February 10, 2020, the Operating Partnership and certain of its subsidiaries issued $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 (the “2025 Secured Notes”) and used the proceeds from the offering to repay all $2.05 billion of outstanding term loans under our senior secured credit facilities and to repay approximately $156.7 million of revolving loans (and terminated related commitments of approximately $157.6 million).

Credit Agreement

Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”) are party to the Credit Agreement, which after the Seventh Amendment (as defined below) as of December 31, 2020, provided for a $60.5 million non-extended revolving credit facility that matures on April 24, 2022 (the “Non-Extended Revolving Credit Facility”) and a $500 million revolving credit facility extended that, upon receipt of routine regulatory approvals, will mature on December 10, 2024 (the “Extended Revolving Credit Facility” and together with Non-Extended Revolving Credit facility, the “Revolving Credit Facility”), which provide us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.

The Credit Agreement previously provided for a term loan facility, of which all $2.05 billion of outstanding loans was repaid in full in connection with the issuance of the 2025 Secured Notes in February 2020.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2020, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

A termination of either Windstream Lease would result in an “event of default” under the Credit Agreement if a replacement lease is not entered into within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.

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

On December 10, 2020, we entered into an amendment (the “Seventh Amendment”) to our Credit Agreement.  Pursuant to the Seventh Amendment, commitments from new and existing lenders under the Revolving Credit Facility have increased to $500 million and, subject to certain conditions, the maturity date of such commitments has been extended to December 10, 2024.  Certain non-extending lender commitments of $60.5 million will mature on April 24, 2022 and will continue to bear interest at rates previously in effect. Prior to the expiration of these commitments, the aggregate size of the Revolving Credit Facility will be $560.5 million from all lenders.

Borrowings under (a) the Non-Extended Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25% and (b) the Extended Revolving Credit Facility, upon receipt of routine regulatory approvals, which are expected by the end of the first quarter of 2021, will bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a eurodollar rate plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.50% of the average amount of unused commitments during the applicable quarter (subject to a step-down to 0.40% per annum of the average amount of unused commitments during the applicable quarter upon achievement of a consolidated secured leverage ratio not to exceed a certain level), as well as quarterly letter of credit fees equal to the product of  (A) the applicable margin with respect to eurodollar borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.

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

The Operating Partnership and its subsidiaries CSL Capital, LLC and Uniti Fiber, as co-issuers, have outstanding $600 million aggregate principal amount of the 2024 Notes, of which $400 million was originally issued on December 15, 2016 at an issue price of 100% of par value and the remaining $200 million of which was issued on May 8, 2017 at an issue price of 100.50% of par value under a separate indenture and was mandatorily exchanged on August 11, 2017 for 2024 Notes issued as “additional notes” under the indenture governing the 2024 Notes.  The 2024 Notes are guaranteed by the Company, Uniti Group Finance 2019 Inc. and the Subsidiary Guarantors.

The Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber, as co-issuers, have outstanding $2.25 billion aggregate principal amount of the 2025 Secured Notes, which was issued on February 10, 2020 at an issue price of 100% of par value.

On February 2, 2021, the Borrowers, as co-issuers, issued $1.11 billion aggregate principal amount of 6.50% Senior Notes due 2029. The Borrowers used the net proceeds to fund the tender offer of substantially all outstanding 2023 Notes, of which $58.8 million remain outstanding. On February 16, 2021, we issued a notice of redemption to redeem all remaining principal amount of the 2023 Notes on April 15, 2021.

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

On June 28, 2019, Uniti Fiber, the Company and Barclays Capital Inc., on behalf of the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”), entered into a registration rights agreement with respect to the Company’s common stock deliverable upon exchange of the Exchangeable Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company has agreed to file a shelf registration statement to register the resale of the common stock of the Company deliverable upon exchange of the Exchangeable Notes. The Company agreed to use its commercially reasonable efforts to cause such shelf registration statement to become effective on or prior to the 365th day after the issue date of the Exchangeable Notes.

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

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statements of Income. For the year ended December 31, 2020, 2019 and 2018, we recognized $15.3 million, $16.2 million and $14.7 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Aggregate annual maturities of our long-term obligations at December 31, 2020 are as follows:

(Thousands)
2021	$-
2022	110,000
2023	1,660,000
2024	945,000
2025	2,250,000
Thereafter	-
Total	$4,965,000

Note 14. Stock-Based Compensation

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

Restricted Awards

During the year ended December 31, 2020, the Company granted 996,037 shares of restricted stock to employees, which had a fair value of $10.4 million as of the date of grant. We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day on the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31, 2020, there were 3,137,412 shares available for future issuance under the Equity Plan. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2019	1,122,085	$16.09
Granted	996,037	$10.39
Forfeited	(32,257)	$11.18
Vested	(524,450)	$16.43
Unvested balance, December 31, 2020	1,561,415	$12.33	$18,315

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2020. The market value as of December 31, 2020 was $11.73 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 31, 2020, the final trading day of 2020.

During the year ended December 31, 2019, there were 833,448 shares of restricted stock granted with a weighted-average fair value of $11.62 per share.  During the year ended December 31, 2018, there were 396,705 shares of restricted stock granted with a weighted-average fair value of $14.02 per share.

The total fair value of shares vested for the years ended December 31, 2020, 2019 and 2018 was $8.6 million, $6.4 million and $6.9 million, respectively.

As of December 31, 2020, total unrecognized compensation expense on restricted awards was approximately $11.7 million, and the expense is expected to be recognized over a weighted average vesting period of 1.0 years.

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

On March 4, 2020, we issued 322,209 PSUs equal to 100% of the target amount, with an aggregate fair value of $5.0 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of the MSCI US REIT Index and a triple-net lease peer group, as defined by the Compensation Committee. Upon evaluating the results of the market conditions, the final number of shares is determined, and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2020, no PSUs were forfeited due to termination of service. The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

	Performance Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2019	517,061	$21.72
Granted	322,209	$15.45
Forfeited	(132,700)	$28.20
Vested	—	$—
Unvested balance, December 31, 2020	706,570	$17.64	$8,288

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2020. The market value as of December 31, 2020 was $11.73 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 31, 2020, the final trading day of 2020.

During the year ended December 31, 2019, there were 255,517 PSUs granted with a weighted-average fair value of $18.99 per share.  During the year ended December 31, 2018, there were 169,549 PSUs granted with a weighted-average fair value of $19.30 per share.

As of December 31, 2020, total unrecognized compensation expense related to PSUs was approximately $5.5 million, and the weighted-average vesting period was 1.4 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	3.0	3.0	3.0
Expected volatility	63.0%	57.5%	48.5%
Expected annual dividend	0.0%	0.0%	0.0%
Risk free rate	0.7%	2.3%	2.3%

Employee Stock Purchase Plan

On May 17, 2018, our stockholders approved and adopted the Uniti Group Inc. Employee Stock Purchase Plan (the “ESPP”).  The ESPP authorizes us to issue up to 2,000,000 shares of our common stock to any of our employees so long as the employee is employed on the first day of the applicable offering period.  Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and one beginning on July 1 and ending on December 31.  Under the terms of the ESPP, employees can choose each plan period to have up to 15% of their annual base earnings, limited to $25,000 withheld to purchase our common stock.  The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price.  Under the ESPP the Company issued 96,788 and 83,287 shares during the years ended December 31, 2020 and 2019, respectively.  Under the ESPP, no shares were sold to employees during the year ended 2018.  As of December 31, 2020, there were 1,819,925 shares available for future issuance under the ESPP.  The following table summarizes the assumptions used to value the purchase rights granted under the ESPP during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	0.5	0.5	0.5
Expected volatility	72.0%	24.0%	37.0%
Expected annual dividend	3.9%	2.1%	11.3%
Risk free rate	0.2%	2.1%	2.1%

For the years ended December 31, 2020, 2019 and 2018, we recognized $13.7 million, $10.8 million and $8.1 million, respectively, of compensation expense related to restricted stock awards, performance-based awards and the ESPP, which is recorded in general and administrative expense on our Consolidated Statement of Income.

Note 15. Earnings Per Share

Our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in FASB ASC 260, Earnings per Share.

We also issue PSUs that contain forfeitable rights to receive dividends and are therefore considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met. During the year ended December 31, 2020, approximately 707,000 PSUs were excluded from the computation of diluted net loss per share because their effect is anti-dilutive as a result of our net loss for the period. During the year ended December 31, 2019, approximately 517,000 PSUs were excluded from the computation of diluted earnings per share because the performance conditions had not been met.

Prior to the second quarter of 2019, the earnings-per-share impact of the Company’s 3% Series A Convertible Preferred Stock, $0.0001  par value (the “Series A Shares”) (See Note 21), issued in connection with the May 2, 2016 acquisition of PEG Bandwidth, LLC, was calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provided Uniti the option to settle the instrument in cash or shares.  During the second quarter of 2019, the Company received notice from the holder of the Series A Shares of its election to convert all its shares, and the Company made an election to issue shares upon conversion, which occurred on July 2, 2019.  As a result, the earnings-per-share impact for the year ended December 31, 2019 is calculated based on the shares outstanding from the issuance date through December 31, 2019.

The dilutive effect of the Exchangeable Notes (see Note 13) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in the number of weighted average shares.  The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method.  During the years ended December 31, 2020 and 2019, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

As part of the acquisition of Tower Cloud on August 31, 2016, we may be obligated to pay contingent consideration upon achievement of certain defined operational milestones.  See Note 9.  At the Company’s discretion, a combination of cash and Uniti common shares may be used to satisfy the contingent consideration payments, provided that at least 50% of the aggregate amount of payments is satisfied in cash.  The arrangement provides Uniti the option to cash settle, and it is our policy to settle 100% of the obligation in cash upon the achievement of the defined milestones.  As such, there is no impact to our share count for the purposes of the earnings per share calculation.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(Thousands, except per share data)	2020	2019	2018
Basic earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(706,301)	$10,582	$16,187
Less: Income allocated to participating securities	(1,078)	(549)	(2,594)
Dividends declared on convertible preferred stock	(9)	(656)	(2,624)
Amortization of discount on convertible preferred stock	-	(993)	(2,980)
Net (loss) income attributable to common shares	$(707,388)	$8,384	$7,989
Denominator:
Basic weighted-average common shares outstanding	203,600	187,358	176,169
Basic (loss) earnings per common share	$(3.47)	$0.04	$0.05

	Year Ended December 31,
(Thousands, except per share data)	2020	2019	2018
Diluted earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(706,301)	$10,582	$16,187
Less: Income allocated to participating securities	(1,078)	(549)	(1,665)
Dividends declared on convertible preferred stock	(9)	(656)	(2,624)
Amortization of discount on convertible preferred stock	—	(993)	(2,980)
Impact on if-converted dilutive securities	—	—	—
Mark-to-market gain on share settled contingent consideration arrangements	—	—	(1,433)
Net (loss) income attributable to common shares	$(707,388)	$8,384	$7,485
Denominator:
Basic weighted-average common shares outstanding	203,600	187,358	176,169
Contingent consideration (See Note 9)	—	—	645
Impact on if-converted dilutive securities	—	—	—
Effect of dilutive non-participating securities	—	—	257
Weighted-average shares for dilutive earnings per common share	203,600	187,358	177,071
Dilutive (loss) earnings per common share	$(3.47)	$0.04	$0.04

Note 16. Segment Information

Historically our management, including our chief executive officer, who is our chief operating decision maker, managed our operations as four operating business segments in addition to our corporate operations, as described below.  Due to the sale of our towers business and wind down of the Consumer CLEC Business, starting in 2021, we will manage our operations focused on our two primary businesses, Leasing and Fiber Infrastructure.

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

Towers: Represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate and leased space on communications towers to wireless service providers and other tenants in the United States.  On April 2, 2019, the Company completed the sale of LATAM, and on May 23, 2019, the Company completed the sale of substantially all of its ground lease business located across the United States.  On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the U.S. tower business through a newly formed limited partnership with Melody.  See Note 6.

Consumer CLEC: Represents the operations of Talk America Services (“Talk America”) through which we operated the Consumer CLEC Business, which prior to Uniti’s separation and spin-off from Windstream (the “Spin-Off”) was reported as an integrated operation within Windstream. Talk America provided local telephone, high-speed internet and long distance services to customers in the eastern and central United States.  In 2019, we commenced a wind down of our Consumer CLEC business, which we substantially completed during the second quarter of 2020.

Corporate: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, costs related to the settlement with Windstream, amortization of non-cash rights-of-use, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$745,915	$314,363	$6,112	$651	$-	$1,067,041

Adjusted EBITDA	$737,337	$112,289	$77	$(545)	$(30,323)	$818,835
Less:
Interest expense, net						497,128
Depreciation and amortization	201,321	126,211	783	791	297	329,403
Other expense						11,703
Settlement expense						650,000
Goodwill impairment						71,000
Transaction related and other costs						63,875
Gain on sale of real estate						(86,267)
Stock-based compensation						13,721
Income tax benefit						(15,203)
Adjustments or equity in earnings from unconsolidated entities						2,287
Net loss						$(718,812)

Capital expenditures (1)	$169,306	$197,023	$24,162	$-	$-	$390,491

	Year Ended December 31, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$716,640	$315,605	$14,693	$10,673	$-	$1,057,611

Adjusted EBITDA	$711,119	$126,754	$(595)	$1,955	$(26,494)	$812,739
Less:
Interest expense, net						390,112
Depreciation and amortization	282,107	114,566	6,474	1,879	728	405,754
Other income						(24,219)
Transaction related and other costs						43,708
Gain on sale of real estate						(28,995)
Stock-based compensation						10,808
Income tax expense						4,663
Net income						$10,908

Capital expenditures (1)	$338,543	$233,506	$99,234	$-	$15	$671,298

	Year Ended December 31, 2018
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$699,847	$289,239	$14,617	$13,931	$-	$1,017,634

Adjusted EBITDA	$697,545	$123,389	$355	$3,353	$(21,759)	$802,883
Less:
Interest expense, net						319,591
Depreciation and amortization	337,126	105,651	6,704	1,994	275	451,750
Other income						(4,504)
Transaction related and other costs						17,410
Stock-based compensation						8,064
Income tax benefit						(5,421)
Other						(552)
Net loss						$16,545

Capital expenditures (1)	$152,140	$199,689	$74,932	$-	$114	$426,875

(1)

Segment capital expenditures represents capital expenditures, the Windstream Asset Purchase Agreement, Bluebird and NMS asset acquisitions (see Note 6) and ground lease investments as reported in the investing activities section of the Consolidated Statement of Cash Flows.

Total assets by business segment as of December 31, 2020 and December 31, 2019 are as follows:

	December 31,
(Thousands)	2020	2019
Leasing	$2,295,289	$2,341,734
Fiber Infrastructure	2,354,569	2,362,267
Towers	-	235,888
Consumer CLEC	8,707	10,687
Corporate	73,253	66,424
Total of reportable segments	$4,731,818	$5,017,000

Note 17. Commitments and Contingencies

Litigation

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Pursuant to the Separation and Distribution Agreement entered into with Windstream in connection with the Spin-Off, Windstream has agreed to indemnify us (including our subsidiaries, directors, officers, employees and agents and certain other related parties) for any liability arising from or relating to legal proceedings involving Windstream's telecommunications business prior to the Spin-Off, and, pursuant to the Master Lease, and the successor Windstream Leases, Windstream has agreed to indemnify us for, among other things, any use, misuse, maintenance or repair by Windstream with respect to the Distribution Systems. Windstream is currently a party to various legal actions and administrative proceedings, including various claims arising in the ordinary course of its telecommunications business, which are subject to the indemnities provided to us by Windstream.

On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and TCIs made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.  On March 2, 2020, Uniti and Windstream jointly announced that they agreed to the Settlement to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement.  As a result, during the second quarter of 2020, we estimated that $650.0  million of the consideration paid to Windstream should be classified as settlement of litigation, and therefore, recorded a $650.0 million charge. The charge represented our estimated fair value of the litigation settlement component of the Settlement.

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

On May 26, 2020, UMB Bank, National Association and U.S. Bank National Association, in their respective capacities as indenture trustees of Windstream’s bonds filed a notice of appeal in the United States District Court for the Southern District of New York from the bankruptcy court’s May 12, 2020 order approving the settlement.  The appeal was fully briefed on September 10, 2020.  The district court has not yet issued a ruling on the appeal.

Under the Settlement Agreement, in addition to completing the transactions and executing the Windstream Leases (see Note 5), Uniti is required to make quarterly cash payments of $24.5 million to Windstream for 20 consecutive quarters beginning the first month after Windstream’s emergence.  Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (discounted at a 9% rate).  This obligation has been recorded at its initial fair value of $438.6 million and is reported as settlement payable on our Consolidated Balance Sheet at December 31, 2020.  The difference between the initial fair value of the obligation and total undiscounted cash payments, $490.1 million, will be recognized as interest expense within our Consolidated Statements of Income (Loss) at an effective rate of 4.7%, over 20 quarters beginning October 1, 2020.

Stock Purchase Agreements

On September 9, 2020, Uniti entered into stock purchase agreements (each, a “Stock Purchase Agreement”) with certain first lien creditors of Windstream to replace and codify the terms set forth in the previously-filed binding letters of intent, pursuant to which on September 18, 2020 Uniti sold an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share (the “Settlement Common Stock”), at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached. Uniti transferred the proceeds from the sale of the Settlement Common Stock to Windstream as consideration relating to the Asset Purchase Agreement and in partial settlement of the litigation with Windstream.

Asset Purchase Agreement (see Note 6)

On September 18, 2020, and in furtherance of the Settlement Agreement, Uniti and Windstream closed an asset purchase agreement, as amended by a letter agreement (collectively, the “Asset Purchase Agreement”), pursuant to which (a) Uniti paid to Windstream approximately $284.6 million and (b) Windstream (i) granted to Uniti exclusive rights to use 1.8 million fiber strand miles leased by Windstream under the CLEC MLA, which fiber strands are either unutilized or utilized under certain dark fiber indefeasible rights of use (“IRUs”) that were simultaneously transferred to Uniti, (ii) conveyed to Uniti fiber assets (and underlying rights) consisting of 0.4 million fiber strand miles (covering 4,000 route miles) owned by Windstream, and (iii) transferred and assigned to subsidiaries of Uniti dark fiber IRUs relating to (x) the fiber strand miles granted to Uniti under the CLEC MLA (and described in clause

(i)) and (y) the fiber assets (and underlying rights) for the 0.4 million fiber strand miles conveyed to Uniti (and described in clause (ii)), which IRUs generated $28.9 million of annual EBITDA in the aggregate as of closing of the Asset Purchase Agreement. In addition, upon the transfer of the Windstream owned fiber assets (described in clause (ii) above), Uniti granted to Windstream a 20-year IRU for certain strands included in the transferred fiber assets.

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, and a hearing on the motion was heard on May 12, 2020. On November 4, 2020, the court granted the Defendants’ motion and dismissed SLF’s amended complaint, in its entirety, with prejudice.  On December 1, 2020, SLF filed a notice of appeal to the United States Court of Appeals for the Third Circuit from the district court’s dismissal order.  On January 26, 2021, the Third Circuit assigned the case for mediation, which is scheduled for March 8, 2021.  As of the date of this Annual Report on Form 10-K, we are unable to estimate a reasonably possible range of loss and therefore have not recorded any liabilities associated with these claims in our Consolidated Balance Sheet.

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

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Consolidated Balance Sheet as of December 31, 2020.

Note 18. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) by component is as follows for the years ended December 31, 2020, 2019 and 2018:

(Thousands)	2020	2019	2018
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$(23,442)	$30,042	$6,351
Other comprehensive income (loss) before reclassifications	(7,713)	(51,288)	21,626
Amounts reclassified from accumulated other comprehensive income	677	(3,324)	2,624
Net other comprehensive income (loss)	(30,478)	(24,570)	30,601
Less: Other comprehensive income (loss) attributable to noncontrolling interest	(125)	(1,128)	559
Balance at end of period	(30,353)	(23,442)	30,042
Interest rate swap termination:
Balance at beginning of period attributable to common shareholders	—	—	—
Amounts reclassified from accumulated other comprehensive income	10,155	—	—
Balance at end of period	10,155	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interest	169	—	—
Balance at end of period attributable to common shareholders	9,986	—	—
Foreign currency translation gain (loss):
Balance at beginning of period	—	63	1,470
Translation adjustments	—	—	(1,440)
Amounts reclassified from accumulated other comprehensive income	—	(63)	—
Net other comprehensive income (loss)	—	—	30
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	(33)
Balance at end of period	—	—	63
Accumulated other comprehensive income (loss) at end of period	$(20,367)	$(23,442)	$30,105

Note 19. Income Taxes

We elected on our initial U.S. federal income tax return to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year unless certain relief provisions apply, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax for open taxable years through 2017, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Subject to the restrictions imposed by our 7.875% senior secured notes due 2025 (see Note 13), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains, until we reduce our net leverage ratio.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat the subsidiaries through which we operate Uniti Fiber and Talk America, as well as certain portions of Uniti Towers, as TRSs.  TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

Income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 as reported in the accompanying Consolidated Statements of Income was comprised of the following:

	Year Ended December 31,
(Thousands)	2020	2019	2018
Current
Federal	$(901)	$10,401	$674
State	(498)	2,742	1,290
Foreign	87	2,948	-
Total current expense	(1,312)	16,091	1,964

Deferred
Federal	(7,665)	(9,378)	(5,451)
State	(6,226)	(2,050)	(1,770)
Foreign	-	-	(164)
Total deferred expense	(13,891)	(11,428)	(7,385)
Total income tax (benefit) expense	$(15,203)	$4,663	$(5,421)

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
(Thousands)	2020	2019	2018
Income from continuing operations, before tax	$(734,015)	$15,571	$11,124
Income tax at U.S. statutory federal rate	(154,143)	3,270	2,336
Increases (decreases) resulting from:
State taxes, net of federal benefit	(3,452)	407	(655)
Benefit of REIT status	129,742	(2,188)	(5,687)
Goodwill impairment	14,910	-	-
Return to accrual	(2,795)	104	(26)
Permanent differences	448	122	41
Foreign taxes	87	2,948	(111)
Rate differential	-	-	(1,319)
Income tax (benefit) expense	$(15,203)	$4,663	$(5,421)

The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to our status as a REIT.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The components of the Company's deferred tax assets and liabilities are as follows:

(Thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Deferred revenue	$34,207	$25,507
Accrued bonuses	3	4
Stock-based compensation	801	1,123
Accrued expenses and other	270	75
Asset retirement obligation	1,429	1,068
Inventory reserve	241	322
Excess business interest expense	17	2,111
Lease asset liability	16,842	19,264
Settlement obligation	883	-
Other	3,032	1,387
Net operating loss carryforwards	126,464	116,736
Deferred tax assets	184,189	167,597
Valuation allowance	-	-
Deferred tax assets, net of valuation allowance	184,189	167,597

Deferred tax liabilities:
Property, plant and equipment	$(103,441)	$(106,716)
Customer list intangible	(42,898)	(46,164)
Other intangible amortization	(24,852)	(15,486)
Right of use asset	(18,443)	(18,012)
Deferred or prepaid costs	(3,041)	(2,121)
Debt discount and interest expense	(2,034)	(2,890)
Other	(20)	(639)
Deferred tax liabilities	$(194,729)	$(192,028)

Deferred tax liability, net	$(10,540)	$(24,431)

As of December 31, 2020, the Company’s deferred tax assets were primarily the result of U.S. federal and state NOL carryforwards.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. Given the Company has significant deferred tax liabilities, management determined that sufficient positive evidence exists as of December 31, 2020, to conclude that it is more likely than not that all of its deferred tax assets are realizable, and therefore, no valuation allowance has been recorded.

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

We have total federal NOL carryforwards as of December 31, 2020 of approximately $165.2 million which will expire between 2026 and 2037, and approximately $321.0 million which will not expire but the utilization of which will be limited to 80% of taxable income annually under provisions enacted in the Tax Cut and Jobs Act.

With the exception of Tower Cloud, Inc. and Uniti Fiber Holdings Inc., our 2017 returns remain open to examination. As Tower Cloud, Inc. and Uniti Fiber Holdings Inc. have NOLs available to carry forward, the applicable tax years will generally remain open to examination several years after the applicable loss carryforwards have been utilized or expire.

The Company or its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

(Thousands)	2020	2019
Balance at January 1	$1,734	$3,036
Additions related to acquisitions	-	-
Additions for tax positions for the current year	-	1,734
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	(3,036)
Settlements	-	-
Balance at December 31	$1,734	$1,734

The Company’s entire liability for unrecognized tax benefit would affect the annual effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense.  The Company recorded $0.1 million of interest expense and penalties for the period ending December 31, 2020.  The Company’s balance of accrued interest and penalties related to unrecognized tax benefits as of December 31, 2020 was $1.3 million.

Note 20. Supplemental Cash Flow Information

Cash paid for interest expense and income taxes is as follows:

	Year Ended December 31,
(Thousands)	2020	2019	2018
Cash payments for:
Interest (net of capitalized interest)	$314,276	$344,464	$281,364
Income Taxes	$1,155	$16,073	$1,688

Note 21. Capital Stock

On September 9, 2020, Uniti entered into stock purchase agreements (see Note 17) with certain first lien creditors of Windstream to replace and codify the terms set forth in the previously-filed binding letters of intent, pursuant to which on September 18, 2020 Uniti sold an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share (the “Settlement Common Stock”), at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached. Uniti transferred the proceeds from the sale of the Settlement Common Stock to Windstream as consideration relating to the Asset Purchase Agreement and settlement of the litigation with Windstream. The issuance and sale of the Settlement Common Stock was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Certain recipients of the Settlement Common Stock are subject to a one-year lock up, and all recipients are subject to a customary standstill agreement. No recipient will receive any governance rights in connection with the issuance. The binding letters of intent and the Stock Purchase Agreements also provide for customary registration rights.

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

We are authorized to issue up to 500,000,000 shares of voting common stock and 50,000,000 shares of preferred stock, of which 231,261,958 and 0 shares, respectively, were outstanding at December 31, 2020. We had 268,738,042 shares of voting common stock available for issuance at December 31, 2020.

Note 22. Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the years ended December 31, 2020, 2019, and 2018, our common stock distribution per share was $0.60, $0.97 and $2.40, respectively, characterized as follows:

	Year Ended December 31,
	2020 (1)	2019 (2)	2018
Ordinary dividends	$0.52	$0.97	$1.53
Capital gain distribution	$0.08	$-	$-
Non-dividend distributions	-	-	0.87
Total	$0.60	$0.97	$2.40

(1)    Pursuant to Internal Revenue Code Section 857(b)(9), if you were a stockholder of record as of December 15, 2020, your dividend payment of $0.1500 per share received in January 2021 was reported on Form 1099-DIV for the 2020 taxable year for federal income tax purposes.

(2)

Pursuant to Internal Revenue Code Section 857(b)(9), if you were a stockholder of record as of December 31, 2019, your dividend payment of $0.2200 per share received in January 2020 was reported on Form 1099-DIV for the 2019 taxable year for federal income tax purposes.

Note 23. Employee Benefit Plan

We sponsor a defined contribution plan under section 401(k) of the Internal Revenue Code, which covers employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 3% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contribution immediately. Our expense related to the plan recognized for the years ended December 31, 2020, 2019 and 2018 was $2.2 million, $1.7 million and $1.2 million, respectively.

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

Note 24. Subsequent Events

On February 2, 2021, the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC issued $1.11 billion aggregate principal amount of 6.50% Senior Notes due 2029. The net proceeds from the offering were used to fund the tender offer of substantially all outstanding 2023 Notes, of which $58.8 million remain outstanding. On February 16, 2021, we issued a notice of redemption to redeem all remaining principal amount of the 2023 Notes on April 15, 2021.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to the material weakness in our internal control over financial reporting, as described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 due to the following material weakness. The Company had ineffective controls over the annual goodwill impairment assessment, specifically, the control activities over the determination of the carrying value to be used in the assessment of goodwill impairment did not operate effectively due to an insufficient complement of qualified personnel.  The control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2020.

This material weakness resulted in a material adjustment to the goodwill balance on the consolidated balance sheet and a goodwill impairment charge on the consolidated income statement, which were corrected prior to issuance of the consolidated financial statements as of and for the year ended December 31, 2020.

The Company’s independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management is implementing remedial actions to ensure that the material weakness is remediated such that the existing controls will operate effectively.  The remedial actions we are taking, and expect to take, include educating and re-training control owners regarding the accounting standards related to goodwill and the associated impairment determination and hiring or contracting with appropriate resources to enable adequate time and knowledge to effectively operate associated controls.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the operation of the remediated control is sufficiently tested. We expect that the remediation of this material weakness will be completed in fiscal 2021.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

We have a code of ethics as defined in Item 406 of Regulation S-K, which code applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics, titled “Code of Business Conduct and Ethics and Whistleblower Policy,” is available free of charge in the Corporate Governance section of the About Us page on our website at www.uniti.com.  We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our code of ethics by posting such amendment or waiver on our website.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plan as of December 31, 2020:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	4,957,337[1]
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	4,957,337

[1]	Amount includes 3,137,412 shares available for issuance under the Uniti Group Inc. 2015 Equity Incentive Plan and 1,819,925 shares under the Uniti Group Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2020, pursuant to Regulation 14A under the Exchange Act in connection with our 2021 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedules

Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) Condensed Balance Sheets as of December 31, 2020 and 2019, and the related Condensed Statements of Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2020, including the related notes, appearing on pages S-1, S-2, S-3, and S-4 of this report.

Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2020 appearing on page S-5 of this report.

Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2020 appearing on page S-6 of this report.

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
3.4

Amended and Restated Bylaws of Uniti Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

4.1

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.2

Form of 8.25% Senior Note due 2023 (included in Exhibit 4.1 above) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.3

Second Supplemental Indenture (8.25% Senior Notes due 2023), dated as of October 19, 2016, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 23, 2017 (File No. 001-36708))

4.4

Fifth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.5

Sixth Supplemental Indenture, dated as of May 9, 2017, to the indenture dated as of April 24, 2015, among Uniti Group LP, Uniti Group Finance Inc., CSL Capital, LLC, Uniti Group Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

4.6

Fifteenth Supplemental Indenture, dated February 2, 2021, to the Indenture dated April 24, 2015 by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.7

Indenture, dated as of April 24, 2015, among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee and as collateral agent, governing the 6.00% Senior Secured Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

4.8

Form of 6.00% Senior Secured Note due 2023 (included in Exhibit 4.6 above) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

Exhibit No.	Description
4.9

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

4.11

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

4.13

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

4.14

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

4.16

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

4.17

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
4.19

Indenture, dated as of June 28, 2019, among Uniti Fiber Holdings, Inc., as issuer, Uniti Group Inc. and the other guarantors named therein, as guarantors, and Deutsche Bank Trust Company Americas, as trustee, governing the 4.00% Exchangeable Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 25, 2019 and filed with the SEC as of June 28, 2019 (File No. 001-36708))

4.20

Form of 4.00% Exchangeable Senior Notes due 2024 (included in Exhibit 4.20 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 25, 2019 and filed with the SEC as of June 28, 2019 (File No. 001-36708))

4.21

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed with the SEC as of March 12, 2020 (File No. 001-36708))

4.22

Indenture, dated as of February 10, 2020, among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 7.875% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

4.23

Form of 7.875% Senior Secured Notes due 2025 (included in Exhibit 4.23 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

4.24

Indenture, dated February 2, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.25

Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.24) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

10.1

Settlement Agreement, dated as of May 12, 2020 by and among Windstream Holdings, Inc., Windstream Services, LLC and certain of their subsidiaries, and Uniti Group Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 001-36708))

10.2

Amended and Restated ILEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.3

Amended and Restated CLEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.4

Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.5

Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

Exhibit No.	Description
10.6

Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708))

10.7

Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

10.8

Amendment No. 3 (Incremental Amendment) to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

10.9

Amendment No. 4 and Limited Waiver to the Credit Agreement, dated as of March 18, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.10

Amendment No. 5 to the Credit Agreement, dated as of June 24, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 24, 2019 (File No. 001-36708))

10.11

Amendment No. 6 and Limited Waiver to the Credit Agreement, dated as of February 10, 2020, among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

10.12

Amendment No. 7 to the Credit Agreement, dated as of December 10, 2020, by and among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 10, 2020 (File No. 001-36708))

10.13

Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2019, by and among Uniti Group LP, CSL Capital, LLC, Uniti Group Finance, Inc., and Unifi Fiber Holdings, Inc., as Issuers, and Deutsche Bank Trust Company Americas, as successor trustee, and Wells Fargo Bank, N.A., as resigning trustee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 8, 2019 (File No. 001-36708))

10.14

Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

Exhibit No.	Description
10.15

Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.16+

Employment Agreement between Uniti Group Inc. and Kenneth Gunderman, effective as of December 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 14, 2018 (File No. 001-36708))

10.17+

Severance Agreement, dated as of December 30, 2020, by and between Uniti Group Inc. and Mark A. Wallace (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 30, 2020 (File No. 001-36708))

10.18+

Severance Agreement, dated as of December 30, 2020, by and between Uniti Group Inc. and Daniel L. Heard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 30, 2020 (File No. 001-36708))

10.19+

Uniti Group Inc. 2015 Equity Incentive Plan, as amended and restated effective March 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 29, 2018 (File No. 001-36708))

10.20+

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.21+

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.22+

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.23+

Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.24+

Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.25+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of July 2, 2015 (File No. 333-205450))
10.26+

Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 13, 2015 (File No. 001-36708))

10.27+

Uniti Group Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated and filed with the SEC as of June 7, 2018 (File No. 333-225501))

10.28+

Uniti Group Inc. Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 11, 2020 (File No. 001-36708))

Exhibit No.	Description
10.29

Form of binding Letter of Intent to purchase Settlement Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 2, 2020 (File No. 001-36708))

21.1*	List of Subsidiaries of Uniti Group Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm
23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

UNITI GROUP INC.

Date: March 5, 2021	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	President and Chief Executive Officer	March 5, 2021
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Mark A. Wallace	Executive Vice President – Chief Financial Officer and Treasurer	March 5, 2021
Mark A. Wallace	(Principal Financial Officer)

/s/ Blake Schuhmacher	Senior Vice President – Chief Accounting Officer	March 5, 2021
Blake Schuhmacher	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	March 5, 2021
Francis X. Frantz

/s/ Jennifer S. Banner	Director	March 5, 2021
Jennifer S. Banner

/s/ Scott G. Bruce	Director	March 5, 2021
Scott G. Bruce

/s/ Carmen Perez-Carlton	Director	March 5, 2021
Carmen Perez-Carlton

/s/ David L. Solomon	Director	March 5, 2021
David L. Solomon

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Balance Sheets

(Thousands, except par value)	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$2,284	$43,423
Other assets	37,894	291
Total Assets	$40,178	$43,714

Liabilities:
Accrued other liabilities	$1,145	$564
Dividends payable	36,205	42,519
Cash distributions and losses in excess of investments in consolidated subsidiaries	2,144,486	1,567,499
Total liabilities	2,181,836	1,610,582

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 231,262 shares at December 31, 2020 and 192,142 at December 31, 2019	23	19
Additional paid-in capital	1,209,141	951,295
Accumulated other comprehensive (loss) income	(20,367)	(23,442)
Distributions in excess of accumulated earnings	(3,330,455)	(2,494,740)
Total Uniti shareholders' deficit	(2,141,658)	(1,566,868)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$40,178	$43,714

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(Thousands)	2020	2019	2018
Costs and Expenses:
Interest expense	$-	$-	$-
General and administrative expense	42	36	22
Transaction related costs	101	2,138	-
Other expense	-	-	-
Total costs and expenses	143	2,174	22
Operating loss	(143)	(2,174)	(22)
(Loss) Earnings from consolidated subsidiaries	(708,139)	24,730	16,209
(Loss) income before income taxes	(708,282)	22,556	16,187
Income tax (benefit) expense	(1,981)	11,974	-
Net (loss) income attributable to shareholders	(706,301)	10,582	16,187
Comprehensive (loss) income attributable to shareholders	$(703,226)	$(42,639)	$38,472

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2020	2019	2018
Cash flow from operating activities
Net cash provided by (used in) operating activities	$94,533	$199,572	$425,771

Cash flow from investing activities
Proceeds from sale of real estate, net of cash	-	2,488	-
Net cash provided by (used in) investing activities	-	2,488	-

Cash flow from financing activities
Settlement Common Stock issuance (Note 17)	244,550	-	-
Dividends paid	(135,676)	(138,731)	(426,094)
Proceeds from issuance of Notes	-	83,665	-
Payments for financing costs	-	(2,895)	-
Common stock issuance, net of costs	-	21,641	109,441
Net share settlement	(1,097)	(1,834)	(1,604)
Proceeds from sale of warrants	-	50,819	-
Payment for bond hedge option	-	(70,035)	-
Intercompany transactions, net	(244,125)	(102,411)	(109,441)
Employee stock purchase plan	676	883	-
Net cash (used in) provided by financing activities	(135,672)	(158,898)	(427,698)
Effect of exchange rates on cash and cash equivalents	-	-	-
Net increase (decrease) in cash and cash equivalents	(41,139)	43,162	(1,927)
Cash and cash equivalents at beginning of period	43,423	261	2,188
Cash and cash equivalents at end of period	2,284	43,423	261
Non-cash investing and financing activities:
Settlement of convertible preferred stock, Series A Shares	$-	$87,500	$-
Settlement of contingent consideration through non-cash consideration	$-	$11,178	$-

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

Note 2. Subsidiary Transactions

Investment in Subsidiaries

During 2017, the parent company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services.  The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of December 31, 2020, we are the sole general partner of the Operating Partnership and own approximately 98.5% of the partnership interests in the Operating Partnership.

Dividends

Cash dividends received from subsidiaries and recorded in Cash Flow from Operating Activities in the Condensed Statement of Cash Flows were $134.7 million, $136.2 million and $426.1 million for the year ended December 31, 2020, 2019 and 2018, respectively.

Uniti Group Inc.

Schedule II – Valuation and Qualifying Accounts

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2020	$2,743	$1,783	$472	$(2,058)	$2,940
Year Ended December 31, 2019	$2,288	$1,140	$-	$(685)	$2,743
Year Ended December 31, 2018	$1,011	$1,333	$-	$(56)	$2,288

Uniti Group Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2020

(dollars in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E	Col. F	Col. G	Col. H	Col. I

			Cost capitalized subsequent to acquisition(1) (3)						Life on which Depreciation in Latest Income
Description	Encumbrances	Initial cost to company(1)	Improvements	Carry Costs	Gross Amount Carried at Close of Period(6)	Accumulated Depreciation	Date of Construction(2)	Date Acquired(2)	Statements is Computed
Land	$—	(1)	(1)	(1)	$26,596	$—	(2)	(2)	Indefinite
Building and improvements	—	(1)	(1)	(1)	335,495	184,021	(2)	(2)	3 - 40 years
Poles	—	(1)	(1)	(1)	266,758	189,487	(2)	(2)	30 years
Fiber	—	(1)	(1)	(1)	2,776,576	1,326,936	(2)	(2)	30 years
Equipment	—	(1)	(1)	(1)	—	—	(2)	(2)	5 -7 years
Copper	—	(1)	(1)	(1)	3,850,988	3,432,894	(2)	(2)	20 years
Conduit	—	(1)	(1)	(1)	89,773	65,319	(2)	(2)	30 years
Towers	—	(1)	(1)	(1)	1,397	813	(2)	(2)	20 years
Finance lease assets	—	(1)	(1)	(1)	25,511	2,771	(2)	(2)	See Note 3
Real property interest	—	(1)	(1)	(1)	—	—	(2)	(2)	See Note 3
Other assets	—	(1)	(1)	(1)	10,425	3,154	(2)	(2)	15 - 20 years
Construction in progress	—	(1)	(1)	(1)	4,397	—	(2)	(2)	See Note 3

(1) Given the voluminous nature and variety of our real estate investment assets, this schedule omits columns C and D from the schedule III presentation.

(2) Because additions and improvements to our real estate investment assets are ongoing, construction and acquisition dates are not applicable.

(3) For the year ended December 31, 2020, the amount of capitalized costs related to the Distribution Systems is as follows (millions):

Tenant capital improvements(4)	$102.4
Growth capital improvements(5)	$84.7

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

(5) Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”).

(6) Aggregate cost for Federal income tax purposes related to our real estate investment assets is $6.9 billion.

Uniti Group Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2020

(dollars in thousands)

	2020	2019
Gross amount at beginning	$7,394,951	$7,000,099
Additions during period:
Tenant capital improvements	102,396	164,742
Growth capital improvements	84,700	-
Acquisitions	220,674	293,562
Other	170	26,736
Total additions	407,940	485,040

Deductions during period:
Cost of real estate sold or disposed	414,976	90,188
Other	-	-
Total deductions	414,976	90,188

Balance at end	$7,387,915	$7,394,951

	2020	2019
Gross amount of accumulated depreciation at beginning	$5,022,929	$4,739,126
Additions during period:
Depreciation	202,877	291,398
Other	-	1,767
Total additions	202,877	293,165

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	20,411	9,362
Other	-	-
Total deductions	20,411	9,362

Balance at end	$5,205,395	$5,022,929