Form 10-K/A
period 2020-12-31
Uniti Group Inc.
filed 2021-03-30
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Uniti Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to its Annual Report for the year ended December 31, 2020 (the “Original 10-K”) filed with the U.S. Securities and Exchange Commission on March 5, 2021 to include financial statements and related notes of Windstream Holdings, Inc., Windstream Holdings II, LLC, its successor in interest, and consolidated subsidiaries (collectively, “Windstream”), the Company’s most significant customer. For the years ended December 31, 2020, 2019 and 2018, 65.8%, 65.0% and 68.2% of our revenues, respectively, were derived from leasing the Company’s fiber and copper networks and other real estate to Windstream.

The Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the Windstream audited financial statements as of December 31, 2020 and for the period from September 22, 2020 to December 31, 2020 and as of December 31, 2019 and for the period from January 1, 2020 to September 21, 2020 and for each of the two years in the period ended December 31, 2019, prepared in accordance with generally accepted accounting principles in the United States, (ii) the consent of the independent registered public accounting firm of Windstream and (iii) certifications by our Chief Executive Officer and Chief Financial Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data” of the Original 10-K.

Financial Statement Schedules

Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) Condensed Balance Sheets as of December 31, 2020 and 2019, and the related Condensed Statements of Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2020, including the related notes, appearing on pages S-1, S-2, S-3, and S-4 of the Original 10-K.

Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2020 appearing on page S-5 of the Original 10-K.

Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2020 appearing on page S-6 of the Original 10-K.

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

21.1#	List of Subsidiaries of Uniti Group Inc.
23.1#	Consent of KPMG LLP, independent registered public accounting firm
23.2#	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
23.3*	Consents of PricewaterhouseCoopers LLP, independent registered public accounting firm of Windstream
31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Financial Statements of Windstream Holdings, Inc., Windstream Holdings II, LLC, its successor in interest, and consolidated subsidiaries
101.INS#	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

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

+	Constitutes a management contract or compensation plan or arrangement.
#	Incorporated by reference to the corresponding exhibit to the Original 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: March 30, 2021	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer