Form 10-Q
period 2021-03-31
Uniti Group Inc.
filed 2021-05-10
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the registrant had 233,448,317 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have entered into with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and subsidiaries, “Windstream”);  the future prospects and financial health of Windstream; our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding the effect of the COVID-19 pandemic on our results of operations and financial condition, including the potential need to perform an interim goodwill analysis and report an impairment charge related thereto; our expectations regarding the effect of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) and other tax related legislation on our tax position; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; our expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; our expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; our expectations regarding the amortization of intangible assets; our expectations regarding remediation of the material weakness in our internal control over financial reporting as discussed in Part II, Item 9A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2021, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 30, 2021 (the “Annual Report”); and our expectations regarding the payment of dividends.

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

•	the impact on our business or the business of our customers as a result of credit rating downgrades and fluctuating interest rates;
•	adverse impacts of litigation or disputes involving us or our customers;
•	our ability to retain our key management personnel;

•	our ability to maintain our status as a REIT;
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
•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report, as well as those described from time to time in our future reports filed with the SEC.

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(Thousands, except par value)	(Unaudited) March 31, 2021	December 31, 2020
Assets:
Property, plant and equipment, net	$3,329,239	$3,273,353
Cash and cash equivalents	122,466	77,534
Accounts receivable, net	51,485	62,952
Goodwill	601,878	601,878
Intangible assets, net	387,013	390,725
Straight-line revenue receivable	19,557	13,107
Other assets, net	108,208	152,883
Investment in unconsolidated entities	65,481	66,043
Deferred income tax assets, net	8,682	-
Assets held for sale	87,750	93,343
Total Assets	$4,781,759	$4,731,818
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$145,568	$146,144
Settlement payable (Note 14)	398,887	418,840
Intangible liabilities, net	185,807	187,886
Accrued interest payable	68,845	95,338
Deferred revenue	1,021,627	995,123
Derivative liability, net	19,908	22,897
Dividends payable	36,894	36,725
Deferred income tax liabilities, net	-	10,540
Finance lease obligations	14,856	15,468
Contingent consideration	-	2,957
Notes and other debt, net	4,988,890	4,816,524
Liabilities held for sale	54,167	55,752
Total liabilities	6,935,449	6,804,194

Commitments and contingencies (Note 14)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 231,694 shares at March 31, 2021 and 231,262 at December 31, 2020	23	23
Additional paid-in capital	1,150,550	1,209,141
Accumulated other comprehensive loss	(17,580)	(20,367)
Distributions in excess of accumulated earnings	(3,355,423)	(3,330,455)
Total Uniti shareholders' deficit	(2,222,430)	(2,141,658)
Noncontrolling interests:
Operating partnership units	68,615	69,157
Cumulative non-voting convertible preferred stock, $0.01 par value, 3 shares authorized, 1 issued and outstanding	125	125
Total shareholders' deficit	(2,153,690)	(2,072,376)
Total Liabilities and Shareholders' Deficit	$4,781,759	$4,731,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2021	2020
Revenues:
Leasing	$194,936	$184,352
Fiber Infrastructure	77,650	77,407
Tower	-	3,720
Consumer CLEC	-	683
Total revenues	272,586	266,162
Costs and Expenses:
Interest expense	140,581	178,393
Depreciation and amortization	70,964	86,121
General and administrative expense	25,823	27,133
Operating expense (exclusive of depreciation and amortization)	38,084	40,310
Transaction related and other costs	4,137	15,972
Other expense, net	454	3,075
Total costs and expenses	280,043	351,004

Loss before income taxes and equity in earnings from unconsolidated entities	(7,457)	(84,842)
Income tax benefit	2,557	4,576
Equity in earnings from unconsolidated entities	398	-
Net loss	(4,502)	(80,266)
Net loss attributable to noncontrolling interests	(64)	(1,413)
Net loss attributable to shareholders	(4,438)	(78,853)
Participating securities' share in earnings	(248)	(200)
Dividends declared on convertible preferred stock	(3)	(3)
Net loss attributable to common shareholders	$(4,689)	$(79,056)

Loss per common share:
Basic	$(0.02)	$(0.41)
Diluted	$(0.02)	$(0.41)

Weighted-average number of common shares outstanding:
Basic	231,469	192,236
Diluted	231,469	192,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
(Thousands)	2021	2020
Net loss	$(4,502)	$(80,266)
Other comprehensive income (loss):
Unrealized loss on derivative contracts	-	(7,036)
Interest rate swap termination	2,829	1,666
Other comprehensive income (loss):	2,829	(5,370)
Comprehensive loss	(1,673)	(85,636)
Comprehensive loss attributable to noncontrolling interest	(22)	(1,508)
Comprehensive loss attributable to common shareholders	$(1,651)	$(84,128)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

	For the Three Months Ended March 31,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	-	$-	192,141,634	$19	$951,295	$(23,442)	$(2,494,740)	$83,704	$-	$(1,483,164)
Net loss	-	-	-	-	-	-	(78,853)	(1,413)	-	(80,266)
Other comprehensive loss	-	-	-	-	-	(5,275)	-	(95)	-	(5,370)
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(29,184)	-	-	(29,184)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(520)	-	(520)
Cumulative non-voting convertible preferred stock	-	-	-	-	-	-	-	-	125	125
Payments related to tax withholding for share-based compensation	-	-	-	-	(373)	-	-	-	-	(373)
Stock-based compensation	-	-	95,609	-	2,995	-	-	-	-	2,995
Issuance of common stock - employee stock purchase plan	-	-	43,849	-	306	-	-	-	-	306
Balance at March 31, 2020	-	$-	192,281,092	$19	$954,223	$(28,717)	$(2,602,777)	$81,676	$125	$(1,595,451)

Balance at December 31, 2020	-	$-	231,261,958	$23	$1,209,141	$(20,367)	$(3,330,455)	$69,157	$125	$(2,072,376)
Cumulative effect adjustment for adoption of new accounting standard	-	-	-	-	(59,908)	-	14,598	-	-	(45,310)
Net loss	-	-	-	-	-	-	(4,438)	(64)	-	(4,502)
Other comprehensive income	-	-	-	-	-	2,787	-	42	-	2,829
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(35,128)	-	-	(35,128)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(520)	-	(520)
Payments related to tax withholding for share-based compensation	-	-	-	-	(2,306)	-	-	-	-	(2,306)
Stock-based compensation	-	-	396,481	-	3,335	-	-	-	-	3,335
Issuance of common stock - employee stock purchase plan	-	-	35,764	-	288	-	-	-	-	288
Balance at March 31, 2021	-	-	231,694,203	23	1,150,550	(17,580)	(3,355,423)	68,615	125	(2,153,690)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Thousands)	2021	2020
Cash flow from operating activities
Net loss	$(4,502)	$(80,266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,964	86,121
Amortization of deferred financing costs and debt discount	4,959	9,708
Loss on debt extinguishment	37,965	73,952
Interest rate swap termination	2,829	1,666
Deferred income taxes	(3,428)	(4,919)
Equity in (earnings) loss of unconsolidated entities	(398)	-
Distributions of cumulative earnings from unconsolidated entities	960	-
Cash paid for interest rate swap settlement	(2,989)	(269)
Straight-line revenues	(6,906)	109
Stock-based compensation	3,335	2,995
Change in fair value of contingent consideration	21	1,495
Loss on asset disposal	134	1,923
Accretion of settlement obligation	4,553	-
Other	181	(97)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11,466	3,246
Other assets	47,630	(8,083)
Accounts payable, accrued expenses and other liabilities	(40,110)	44,691
Net cash provided by operating activities	126,664	132,272
Cash flow from investing activities
Capital expenditures	(84,377)	(75,093)
Net cash used in investing activities	(84,377)	(75,093)
Cash flow from financing activities
Repayment of debt	(1,051,181)	(2,044,728)
Proceeds from issuance of notes	1,110,000	2,250,000
Dividends paid	(34,961)	(42,519)
Payment of settlement obligation	(24,505)	-
Payments of contingent consideration	(2,979)	(7,086)
Distributions paid to noncontrolling interest	(520)	(762)
Borrowings under revolving credit facility	105,000	-
Payments under revolving credit facility	(55,000)	(196,700)
Finance lease payments	(710)	(1,026)
Payments for financing costs	(22,931)	(47,775)
Payment of tender premium	(17,550)	-
Employee stock purchase program	288	306
Payments related to tax withholding for share-based compensation	(2,306)	(373)
Net cash provided by (used in) financing activities	2,645	(90,663)

Net increase (decrease) in cash and cash equivalents	44,932	(33,484)
Cash and cash equivalents at beginning of period	77,534	142,813
Cash and cash equivalents at end of period	$122,466	$109,329

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$17,795	$14,221
Tenant capital improvements	62,888	36,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Maryland on September 4, 2014. We are an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic, copper and coaxial broadband networks and data centers. We have historically managed our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.  On June 1, 2020, the Company completed the sale of its Uniti Towers business, and as of the end of the second quarter of 2020, the Company had substantially completed the wind down of its Consumer CLEC business. As a result, effective January 1, 2021, we manage our operations focused on our two primary lines of business: Uniti Fiber and Uniti Leasing.

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of March 31, 2021, we are the sole general partner of the Operating Partnership and own approximately 98.5% of the partnership interests in the Operating Partnership.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2021, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 30, 2021 (the “Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety.  Revenue under the Windstream Leases and the Master Lease provided 66.3% and 65.1% of our revenue for the three months ended March 31, 2021 and 2020, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act”). Windstream’s historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. Additionally, the Windstream audited financial statements as of December 31, 2020 and for the period from September 22, 2020 to December 31, 2020 and as of December 31, 2019 and for the period from January 1, 2020 to September 21, 2020 and for each of the two years in the period ended December 31, 2019 are included as an exhibit to our Annual Report.  On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Sections 12(g) and 15(d) under the Exchange Act.  Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

We monitor the credit quality of Windstream through numerous methods, including by (i) reviewing credit ratings of Windstream by nationally recognized credit agencies, (ii) reviewing the financial statements of Windstream that are required to be delivered to us pursuant to the Windstream Leases, (iii) monitoring news reports regarding Windstream and its business, (iv) conducting research to ascertain industry trends potentially affecting Windstream, (v) monitoring Windstream’s compliance with the terms of the Windstream Leases and (vi) monitoring the timeliness of its payments under the Windstream Leases.

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

Recently Adopted Accounting Pronouncements

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

In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt the guidance ASU 2020-06 as of January 1, 2021 using the modified retrospective transition method. Pursuant to the transition guidance, the Company is required to apply the guidance to all impacted financial instruments that were outstanding as of January 1, 2021 with the cumulative effect recognized as an adjustment to the opening balance of retained earnings.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

As a result of early adopting ASU 2020-06, the Company made certain adjustments to its accounting for the outstanding exchangeable senior unsecured notes. The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of these notes into a single liability instrument. The carrying value as of December 31, 2020, totaled approximately $275.4 million and as a result of the adoption increased by $61.1 million to $336.5 million as of January 1, 2021. Because of this adoption, the effective interest rate on the exchangeable senior unsecured notes went from 11.1% to 4.8%. Additional paid-in-capital was reduced by $59.9 million and deferred tax liabilities were reduced by $15.8 million. Approximately $14.6 million of cumulative effect of adoption was recognized to the opening balance of retained earnings as of January 1, 2021.

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

Towers

The Towers segment represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate, which we then leased to our customers in the United States and Latin America. Revenue from our towers business qualifies as a lease under ASC 842 and is outside the scope of Topic 606.  Starting in 2019, the Company completed a series of transactions to largely divest of its towers business:  on April 2, 2019, May 23, 2019 and June 1, 2020, the Company completed the sales of its Latin American business, substantially all of its U.S. ground lease business, and its U.S. tower business, respectively.

Consumer CLEC

The Consumer CLEC segment represents the operations of Talk America Services (“Talk America”) through which we operated the Consumer CLEC Business, which provided local telephone, high-speed internet and long-distance services to customers in the eastern and central United States. Customers are billed monthly for services rendered based on actual usage or contracted amounts. The transaction price is equal to the monthly-recurring charge multiplied by the initial contract term (typically 12 months), plus any non-recurring or variable charges. As of the end of the second quarter of 2020, we substantially completed a wind down of our Consumer CLEC business.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended March 31,
(Thousands)	2021	2020
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$25,044	$28,192
Enterprise and wholesale	21,000	19,258
E-Rate and government	19,364	20,937
Other	816	548
Fiber Infrastructure	$66,224	$68,935
Consumer CLEC	-	683
Leasing	1,167	-
Total revenue from contracts with customers	67,391	69,618
Revenue accounted for under other applicable guidance	205,195	196,544
Total revenue	$272,586	$266,162

At March 31, 2021, and December 31, 2020, lease receivables were $19.1 million and $17.5 million, respectively, and receivables from contracts with customers were $32.2 million and $45.1 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation, contract assets are reported within accounts receivable, net on our Consolidated Balance Sheet.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three months ended March 31, 2021, we recognized revenues of $5.1 million, which was included in the December 31, 2020 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2020	$3,462	$18,601
Balance at March 31, 2021	$2,460	$15,949

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of March 31, 2021, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $461.7 million, of which $396.4 million is related to contracts that are currently being invoiced and have an average remaining contract term of 1.8 years, while $65.3 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 6.6 years.

Practical Expedients and Exemptions

We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

We exclude from the transaction price any amounts collected from customers for sales taxes and therefore, such amounts are not included in revenue.

Note 4. Leases

Lessor Accounting

We lease communications towers, ground, colocation, and dark fiber to tenants under operating leases. Our leases have initial lease terms ranging from less than one year to 35 years, most of which include options to extend or renew the leases for less than one year to 20 years (based on the satisfaction of certain conditions as defined in the lease agreements), and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

The components of lease income for the three months ended March 31, 2021 and 2020, respectively, are as follows:

	Three Months Ended March 31,
(Thousands)	2021	2020
Lease income - operating leases	$205,195	$196,544

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of March 31, 2021 are as follows:

(Thousands)	March 31, 2021 (1)
2021	$551,099
2022	748,612
2023	750,261
2024	750,839
2025	751,855
Thereafter	3,651,772
Total lease receivables	$7,204,438
(1) Total future minimum lease payments to be received include $6.2 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	March 31, 2021	December 31, 2020
Land	$26,596	$26,596
Building and improvements	335,534	335,495
Poles	270,102	266,758
Fiber	3,042,228	2,994,465
Equipment	428	421
Copper	3,881,801	3,850,988
Conduit	89,776	89,773
Tower assets	1,397	1,397
Finance lease assets	32,660	32,660
Other assets	10,671	10,425
	7,691,193	7,608,978
Less: accumulated depreciation	(5,268,648)	(5,222,731)
Underlying assets under operating leases, net(1)	$2,422,545	$2,386,247
(1)Includes $4.5 million assets under operating leases in Held for Sale as of March 31, 2021.

Depreciation expense for the underlying assets under operating leases where we are the lessor for the three months ended March 31, 2021 and 2020, respectively, is summarized as follows:

	Three Months Ended March 31,
(Thousands)	2021	2020
Depreciation expense for underlying assets under operating leases	$45,913	$56,134

Lessee Accounting

We have commitments under operating leases for communications towers, ground, colocation, dark fiber lease arrangements, and buildings. We also have finance leases for dark fiber lease arrangements and other communications equipment. Our leases have initial lease terms ranging from less than one year to 30 years, most of which include options to extend or renew the leases for less than one year to 20 years, and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.

As of March 31, 2021, we have short term lease commitments amounting to approximately $2.6 million.

The components of lease cost for the three months ended March 31, 2021 and 2020, respectively, are as follows:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended March 31,
(Thousands)	2021	2020
Finance lease cost
Amortization of ROU assets	$1,362	$1,026
Interest on lease liabilities	910	989
Total finance lease cost	2,272	2,015
Operating lease cost	5,113	7,538
Short-term lease cost	692	483
Variable lease cost	187	18
Less sublease income	(2,982)	(3,685)
Total lease cost	$5,282	$6,369

Amounts reported in the Condensed Consolidated Balance Sheets for leases where we are the lessee were as follows:

(Thousands)	Location on Condensed Consolidated Balance Sheets	March 31, 2021	December 31, 2020
Operating leases
ROU assets, net(1)	Other assets, net	$94,210	$97,850
Lease liabilities(2)	Accounts payable, accrued expenses and other liabilities, net	68,379	71,483

Finance leases
ROU asset, gross(3)	Property, plant and equipment, net	$125,313	$128,098
Lease liabilities(4)	Finance lease obligations	47,646	48,724

Weighted-average remaining lease term
Operating leases		12.5 years	12.2 years
Finance leases		13.2 years	13.3 years

Weighted-average discount rate
Operating leases		9.8%	9.9%
Finance leases		8.0%	8.0%
(1) Includes $18.5 million ROU assets in Held for Sale as of March 31, 2021
(2) Includes $16.9 million lease liabilities in Held for Sale as of March 31, 2021
(3) Includes $54.0 million finance lease assets in Held for Sale as of March 31, 2021
(4) Includes $32.8 million finance lease obligations in Held for Sale as of March 31, 2021

Other information related to leases as of March 31, 2021 and 2020, respectively, are as follows:

(Thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$910	$989
Operating cash flows from operating leases	5,533	7,452
Financing cash flows from finance leases	710	1,026

Non-cash items:
New operating leases and remeasurements, net	$792	$2,985
New finance leases	-	-

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Future lease payments under non-cancellable leases as of March 31, 2021 are as follows:

(Thousands)	Operating Leases(1)	Finance Leases(2)
2021	$14,952	$5,045
2022	17,567	6,622
2023	15,003	6,601
2024	10,810	6,236
2025	6,828	5,184
Thereafter	35,903	45,114
Total undiscounted lease payments	$101,063	$74,802
Less: imputed interest	(32,684)	(27,156)
Total lease liabilities	$68,379	$47,646
(1) Includes $16.9 million lease liabilities in Held for Sale as of March 31, 2021
(2) Includes $32.8 million finance lease obligations in Held for Sale as of March 31, 2021

Future sublease rentals as of March 31, 2021 are as follows:

(Thousands)	Sublease Rentals
2021	$6,219
2022	8,746
2023	8,799
2024	8,851
2025	8,904
Thereafter	124,715
Total	$166,234

Note 5. Assets and Liabilities Held for Sale

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

The following table presents the assets and liabilities associated with the Opco-Propco transaction with Everstream classified as held for sale as of March 31, 2021 and December 31, 2020:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	March 31, 2021	December 31, 2020
Assets:
Property, pant and equipment, net	$44,208	$44,150
Goodwill	17,794	17,794
Intangible assets, net	7,264	10,720
Right of use assets, net	18,484	20,679
Total assets	$87,750	$93,343

Liabilities:
Lease liabilities	$16,885	$17,647
Intangible liabilities, net	4,492	4,849
Finance lease obligations	32,790	33,256
Total Liabilities	$54,167	$55,752

The assets and liabilities associated with the Everstream transaction are included in the results of the Fiber Infrastructure segment. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.

Note 6. Investments in Unconsolidated Entities

As of March 31, 2021, the Company had an aggregate investment of $65.5 million in its equity method unconsolidated entities, which included a 42% interest in BB Fiber Holdings LLC (“Fiber Holdings”) and a 8% interest in Harmoni Towers LP (“Harmoni”).

Fiber Holdings

Fiber Holdings was primarily established to develop fiber networks as real estate property for long-term investment.  On July 1, 2020, the Company completed the sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”).  Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner.  Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco.  The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings was approximately $40.8 million as of March 31, 2021. The Company has not provided financial support to Fiber Holdings.

Harmoni

Harmoni was primarily established to develop wireless communication towers as real estate property for long-term investment.  We concluded that Harmoni is a VIE; however, the Company determined that it was not the primary beneficiary of Harmoni because the Company lacks the power to direct the activities that most significantly impact its economic performance. The Company’s current investment and maximum exposure to loss as a result of its involvement with Harmoni was approximately $24.6 million as of March 31, 2021. The Company has not provided financial support to Harmoni.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

We provide transition services to Harmoni in exchange for fees and reimbursements. Total transition service fees earned in connection with Harmoni for the three months ended March 31, 2021 were $0.1 million, which is included in operating expense on a net basis in our Consolidated Statements of Income (Loss).

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

The following table summarizes the fair value of our financial instruments at March 31, 2021 and December 31, 2020:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2021
Liabilities
Senior secured notes - 6.00% , due April 15, 2023	$558,938	$-	$558,938	$-
Senior secured notes - 7.875%, due February 15, 2025	2,421,563	-	2,421,563	-
Senior unsecured notes - 8.25%, due October 15, 2023	58,966	-	58,966	-
Senior unsecured notes - 7.125%, due December 15, 2024	617,250	-	617,250	-
Senior unsecured notes - 6.50% , due February 15, 2029	1,094,738	-	1,094,738	-
Exchangeable senior notes - 4.00%, due June 15, 2024	409,946	-	409,946	-
Senior secured revolving credit facility, variable rate, due December 10, 2024	160,000	-	160,000	-
Settlement payable	398,887	-	398,887	-
Derivative liability, net	19,908	-	19,908	-
Total	$5,740,196	$-	$5,740,196	$-

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2020
Liabilities
Senior secured notes - 6.00%, due April 15, 2023	$561,000	$-	$561,000	$-
Senior secured notes - 7.875%, due February 15, 2025	2,410,313	-	2,410,313	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,112,775	-	1,112,775	-
Senior unsecured notes - 7.125%, due December 15, 2024	601,500	-	601,500	-
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	426,058	-	426,058	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	110,000	-	110,000	-
Settlement payable	418,840	-	418,840	-
Derivative liability, net	22,897	-	22,897	-
Contingent consideration	2,957	-	-	2,957
Total	$5,666,340	$-	$5,663,383	$2,957

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $5.07 billion at March 31, 2021, with a fair value of $5.32 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 9. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.

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

Uniti is required to make a $490.1 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence (the “Settlement Payable”) (see Note 14).  The Settlement Payable was initially recorded at fair value, using the present value of expected future cash flows, and is being amortized using the effective interest method and is classified as Level 2 inputs within the fair value hierarchy.  The fair value of the Settlement Payable is $398.9 million and is reported as settlement payable on our Condensed Consolidated Balance Sheet at March 31, 2021.

We acquired Tower Cloud, Inc. (“Tower Cloud”) on August 31, 2016.  As part of the Tower Cloud acquisition, we were obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones from the date of acquisition through December 31, 2021. During the three months ended March 31, 2021, the Company paid $3.0 million for the achievement of the final remaining milestone in accordance with the Tower Cloud merger agreement.  During the three months ended March 31, 2020, we paid $7.1 million for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statements of Income (Loss) in the period in which the change occurs.  For the three months ended March 31, 2021 and 2020, there was less than a $0.1 million and $1.5 million, respectively, increase in the fair value of the contingent consideration that was recorded in Other (income) expense on the Condensed Consolidated Statements of Income (Loss).

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2020	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	March 31, 2021
Contingent consideration	$2,957	$-	$22	$(2,979)	$-

Note 8. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	March 31, 2021	December 31, 2020
Land	Indefinite	$27,936	$27,945
Building and improvements	3 - 40 years	351,351	351,305
Poles	30 years	270,102	266,758
Fiber	30 years	3,796,553	3,737,372
Equipment	5 - 7 years	306,931	298,912
Copper	20 years	3,881,801	3,850,987
Conduit	30 years	89,776	89,773
Tower assets	20 years	8,571	8,571
Finance lease assets	(1)	71,318	74,103
Other assets	15 - 20 years	10,675	10,553
Corporate assets	3 - 7 years	13,628	13,475
Construction in progress	(1)	68,719	47,086
		8,897,361	8,776,840
Less accumulated depreciation		(5,568,122)	(5,503,487)
Net property, plant and equipment		$3,329,239	$3,273,353
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three months ended March 31, 2021 and 2020 was $66.2 million and $77.8 million, respectively.
Note 9. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured term loan B facility. These interest rate swaps were designated as cash flow hedges and have a notional value of $2.02 billion and mature on October 24, 2022.  As result of the repayment of the Company’s senior secured term loan B facility in February 2020, the Company entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps.  As a result, the Company discontinued hedge accounting as the hedge accounting requirements were no longer met.  Amounts in accumulated other comprehensive (loss) income as of the date of de-designation, will be reclassified to interest expense as the hedged transactions impact earnings.  Prospectively, changes in fair value of all interest rate swaps will be recorded directly to earnings.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Condensed Consolidated Balance Sheets.  The following tables present the gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of March 31, 2021 and December 31, 2020:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At March 31, 2021
Assets
Interest rate swaps	$23,602	$(23,602)	$-
Total	$23,602	$(23,602)	$-

Liabilities
Interest rate swaps	$43,510	$(23,602)	$19,908
Total	$43,510	$(23,602)	$19,908

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At December 31, 2020
Assets
Interest rate swaps	$27,869	$(27,869)	$-
Total	$27,869	$(27,869)	$-

Liabilities
Interest rate swaps	$50,766	$(27,869)	$22,897
Total	$50,766	$(27,869)	$22,897

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	March 31, 2021	December 31, 2020
Interest rate swaps	Derivative liability, net	$19,908	$22,897

As of March 31, 2021, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability, net in our Condensed Consolidated Balance Sheets. As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Loss for the three months ended March 31, 2021 and 2020 was $2.8 million and $1.7 million, respectively.

During the next twelve months, beginning April 1, 2021, we estimate that $11.3 million will be reclassified as an increase to interest expense.

Exchangeable Notes Hedge Transactions

On June 25, 2019, concurrently with the pricing of the Exchangeable Notes (see Note 11), and on June 27, 2019, concurrently with the exercise by the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”) of their option to purchase additional Exchangeable Notes, Uniti Fiber, the issuer of the Exchangeable Notes, entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers or their respective affiliates (collectively, the “Counterparties”) of the Counterparties. The Note Hedge Transactions cover, subject to

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.

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

Note 10. Goodwill and Intangible Assets and Liabilities

There were no changes in the carrying amount of goodwill occurring during the three months ended March 31, 2021. The balance of Goodwill recorded in our Fiber Infrastructure segment as of March 31, 2021 and December 31, 2020 is as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2020	$601,878	$601,878
Goodwill at March 31, 2021	601,878	601,878

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	March 31, 2021		December 31, 2020
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(88,666)	$416,104	$(82,989)
Contracts	52,536	(3,283)	48,269	(1,068)
Underlying Rights	10,497	(175)	10,497	(87)

Total intangible assets	$479,137		$474,870
Less: accumulated amortization	(92,124)		(84,145)
Total intangible assets, net	$387,013		$390,725

Finite life intangible liabilities:
Below-market leases	$191,154	(5,347)	$190,086	(2,200)

Finite life intangible liabilities:
Below-market leases	$191,154		$190,086
Less: accumulated amortization	(5,347)		(2,200)
Total intangible liabilities, net	$185,807		$187,886

As of March 31, 2021, the remaining weighted average amortization period of the Company’s intangible assets and liabilities was 15.5 years and 18.6 years, respectively. Amortization expense for the three months ended March 31, 2021 and 2020 was $4.8 million and $8.3 million, respectively.

Amortization expense is estimated to be $19.1 million for the full year of 2021, $19.1 million in 2022, $19.1 million in 2023, $19.0 million in 2024, and $19.0 million for 2025.

Note 11. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt are as follows:

(Thousands)	March 31, 2021	December 31, 2020
Principal amount	$5,073,819	$4,965,000
Less unamortized discount, premium and debt issuance costs	(84,929)	(148,476)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,988,890	$4,816,524

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021		December 31, 2020
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	$2,250,000	(37,808)	$2,250,000	$(39,852)
Senior unsecured notes - 6.50%, due February 24, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(22,263)	-	-
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.49%)	550,000	(3,642)	550,000	(4,053)
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	58,819	(1,142)	1,110,000	(22,024)
Senior unsecured notes - 7.125% due December 15, 2024 (discount is based on imputed interest rate of 7.38%)	600,000	(5,057)	600,000	(5,316)
Senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	345,000	(7,935)	345,000	(69,608)
Senior secured revolving credit facility, variable rate, due December 10, 2024	160,000	(7,082)	110,000	(7,623)
Total	$5,073,819	$(84,929)	$4,965,000	$(148,476)

At March 31, 2021, notes and other debt included the following: (i) $160.0 million under the Revolving Credit Facility (as defined below) pursuant to the credit agreement by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 (the “2025 Secured Notes”); (iii) $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes”); (iv) $58.8 million aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”); (v) $600.0 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024  Notes”); (v) $1.11 billion aggregate principal amount of 6.50% Senior Notes due February 15, 2029 (the “2029 Notes”); and (vi) $345.0 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes” and, collectively with the 2025 Secured Notes, 2023 Secured Notes, 2023 Notes, 2024 Notes and 2029 Notes, the Notes). Until our net leverage ratio is below 5.75 : 1.00, our 2025 Secured Notes limit our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains.  Except as disclosed below with respect to the 2029 Notes and the 2028 Secured Notes (as defined below), the terms of the Notes are as described in the Company’s Annual Report.

On February 2, 2021, the Borrowers, as co-issuers, issued $1.11 billion aggregate principal of the 2029 Notes and used the net proceeds to fund the tender offer of substantially all outstanding 2023 Notes, of which $58.8 million remained outstanding as of March 31, 2021.  On April 15, 2021, the Borrowers redeemed the remaining outstanding principal amount of the 2023 Notes.  During the three months ended March 31, 2021, we recognized a $38.0 million loss on the tendered 2023 Notes within interest expense, net on the Condensed Consolidated States of Income (loss), which included $20.4 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $17.6 million of cash interest expense for the tender premium. The remaining unamortized discount and deferred financing costs of $1.1 million will be written off during April 2021.

The 2029 Notes were issued at an issue price of 100% of their principal amount pursuant to an indenture, dated as of February 2, 2021 (the “2029 Indenture”), among the Borrowers, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”). The 2029 Notes mature on February 15, 2029 and bear interest at a rate of 6.50% per year. Interest on the 2029 Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2021.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The Borrowers may redeem the 2029 Notes, in whole or in part, at any time prior to February 15, 2024 at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed plus accrued and unpaid interest on the 2029 Notes, if any, to, but not including the redemption date, plus an applicable “make whole” premium described in the 2029 Indenture. Thereafter, the Borrowers may redeem the 2029 Notes in whole or in part, at the redemption prices set forth in the 2029 Indenture. In addition, at any time on or prior to February 15, 2024, up to 40% of the aggregate principal amount of the 2029 Notes may be redeemed with the net cash proceeds of certain equity offerings, at a redemption price of 106.500% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date; provided that at least 60% of aggregate principal amount of the originally issued 2029 Notes remains outstanding. Further, if certain changes of control of Uniti Group LP occur, holders of the 2029 Notes will have the right to require the Borrowers to offer to repurchase their 2029 Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The 2029 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by each of Uniti Group LP’s existing and future domestic restricted subsidiaries (other than the Borrowers) that guarantees indebtedness under the Company’s senior secured credit facilities. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the 2029 Notes.

The 2029 Indenture contains customary high yield covenants limiting the ability of Uniti Group LP and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Borrowers and their restricted subsidiaries to pay dividends or other amounts to the Borrowers. These covenants are subject to a number of limitations, qualifications and exceptions. The 2029 Indenture also contains customary events of default.

On April 20, 2021, the Borrowers issued $570 million aggregate principal amount of 4.750% Senior Secured Notes due 2028 (the “2028 Secured Notes”) and will use the net proceeds from the offering to fund the redemption in full of the 2023 Secured Notes on May 6, 2021. On April 20, 2021, the Borrowers deposited amounts sufficient to fund the redemption of the 2023 Secured Notes with the trustee and satisfied and discharged their respective obligations under the indenture governing the 2023 Secured Notes. See Note 16.

Credit Agreement

The Borrowers are party to the Credit Agreement, which after the Seventh Amendment (as defined below) as of March 31, 2021, provided for a $60.5 million non-extended revolving credit facility that matures on April 24, 2022 (the “Non-Extended Revolving Credit Facility”) and a $500 million revolving credit facility extended that will mature on December 10, 2024 (the “Extended Revolving Credit Facility” and together with Non-Extended Revolving Credit facility, the “Revolving Credit Facility”), which provide us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2021, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

On December 10, 2020, we entered into an amendment (the “Seventh Amendment”) to our Credit Agreement.  Pursuant to the Seventh Amendment, commitments from new and existing lenders under the Revolving Credit Facility have increased to $500 million and the maturity date of such commitments has been extended to December 10, 2024.  Certain non-extending lender commitments of $60.5 million will mature on April 24, 2022 and will continue to bear interest at rates previously in effect. Prior to the expiration of these commitments, the aggregate size of the Revolving Credit Facility will be $560.5 million from all lenders.

Borrowings under (a) the Non-Extended Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25% and (b) effective April 17, 2021, following the receipt of certain routine regulatory approvals, the Extended Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a eurodollar rate plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.50% of the average amount of unused commitments during the applicable quarter (subject to a step-down to 0.40% per annum of the average amount of unused commitments during the applicable quarter upon achievement of a consolidated secured leverage ratio not to exceed a certain level), as well as quarterly letter of credit fees equal to the product of  (A) the applicable margin with respect to eurodollar borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income (Loss). For the three months ended March 31, 2021 and 2020, we recognized $4.1 million and $3.0 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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

The dilutive effect of the Exchangeable Notes (see Note 11) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares.  The dilutive effect of the Warrants (see Note 9) is calculated using the treasury-stock method.  During the three months ended March 31, 2021 and 2020, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
(Thousands, except per share data)	2021	2020
Basic earnings per share:
Numerator:
Net loss attributable to shareholders	$(4,438)	$(78,853)
Less: Income allocated to participating securities	(248)	(200)
Dividends declared on convertible preferred stock	(3)	(3)
Net loss attributable to common shares	$(4,689)	$(79,056)
Denominator:
Basic weighted-average common shares outstanding	231,469	192,236
Basic earnings (loss) per common share	$(0.02)	$(0.41)

	Three Months Ended March 31,
(Thousands, except per share data)	2021	2020
Diluted earnings per share:
Numerator:
Net loss attributable to shareholders	$(4,438)	$(78,853)
Less: Income allocated to participating securities	(248)	(200)
Dividends declared on convertible preferred stock	(3)	(3)
Impact on if-converted dilutive securities	-	-
Net loss attributable to common shares	$(4,689)	$(79,056)
Denominator:
Basic weighted-average common shares outstanding	231,469	192,236
Effect of dilutive non-participating securities	-	-
Impact on if-converted dilutive securities	-	-
Weighted-average shares for dilutive earnings per common share	231,469	192,236
Dilutive earnings (loss) per common share	$(0.02)	$(0.41)

For the three months ended March 31, 2021, 30,052,433 potential common shares related to the Exchangeable Notes and 762,355 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the three months ended March 31, 2020, 28,867,703 potential common shares related to the Exchangeable Notes and 747,274 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.

Note 13. Segment Information

Historically our management, including our chief executive officer, who is our chief operating decision maker, managed our operations as the four reportable segments, in addition to our corporate operations, as described below. Due to the sale of our towers business and wind down of the Consumer CLEC business, effective January 1, 2021, we manage our operations focused on our two primary businesses, Leasing and Fiber Infrastructure.

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

Towers: Represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate and leased space on communications towers to wireless service providers and other tenants in the United States and Latin America.  Starting in 2019, the Company completed a series of transactions to largely divest of its towers business:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

on April 2, 2019, May 23, 2019 and June 1, 2020, the Company completed the sales of its Latin American business, substantially all of its U.S. ground lease business, and its U.S. tower business, respectively.

Consumer CLEC: Represents the operations of Talk America Services (“Talk America”) through which we operated the Consumer CLEC business, which prior to Uniti’s separation and spin-off from Windstream (the “Spin-Off”) was reported as an integrated operation within Windstream. Talk America provided local telephone, high-speed internet and long-distance services to customers in the eastern and central United States.  As of the end of the second quarter of 2020, we substantially completed a wind down of our Consumer CLEC business.

Corporate: Represents our corporate and back office functions. Certain costs and expenses, primarily related to headcount, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, costs related to the settlement with Windstream, amortization of non-cash rights-of-use, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$194,936	$77,650	$-	$-	$-	$272,586

Adjusted EBITDA	$191,497	$29,721	$-	$-	$(6,970)	$214,248
Less:
Interest expense						140,581
Depreciation and amortization	42,226	28,670	-	-	68	70,964
Other expense, net						1,318
Transaction related and other costs						4,137
Stock-based compensation						3,335
Income tax benefit						(2,557)
Adjustments for equity in earnings from unconsolidated entities						972
Net loss						$(4,502)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended March 31, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$184,352	$77,407	$3,720	683	$-	$266,162

Adjusted EBITDA	$181,879	$27,541	$(8)	$17	$(7,715)	$201,714
Less:
Interest expense						178,393
Depreciation and amortization	54,622	30,061	769	594	75	86,121
Other expense, net						3,075
Transaction related and other costs						15,972
Stock-based compensation						2,995
Income tax benefit						(4,576)
Net loss						$(80,266)

Note 14. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Windstream Commitments

Following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020.  As of the date of this Quarterly Report on Form 10-Q, the Company made the first three quarterly payments totaling $73.5 million.

Further, we are obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029.  Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.  If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, our combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.  Accordingly, because we funded $84.7 million of the $125 million limit in 2020, we are committed to fund up to $265.3 million of Growth Capital Improvements in 2021, of which we funded $42.7 million as of March 31, 2021. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $1.0 million and

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

reported within other assets on our Consolidated Balance Sheet as of March 31, 2021, will be amortized against revenue over the initial term of the Windstream Leases.

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, and a hearing on the motion was heard on May 12, 2020. On November 4, 2020, the court granted the Defendants’ motion and dismissed SLF’s amended complaint, in its entirety, with prejudice.  On December 1, 2020, SLF filed a notice of appeal to the United States Court of Appeals for the Third Circuit from the district court’s dismissal order.  The appeal is scheduled to be fully briefed by July 22, 2021.  We have evaluated this matter under the guidance provided by ASC 450-20, Contingencies (“ASC 450”), and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws (the “Shareholder Actions”), based on claims similar to those asserted in the SLF Action.  On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation. On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the consolidated Shareholder Actions.  The consolidated amended complaint seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The Shareholder Actions assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose, among other things, the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.” The Shareholder Actions seek class certification, unspecified monetary damages, costs and attorneys’ fees and other relief.  On July 10, 2020, defendants moved to dismiss the consolidated amended complaint.  On April 1, 2021, the court issued an order denying Defendants’ motion to dismiss. On April 15, 2021, Defendants filed a motion for reconsideration of the order or, in the alternative, for certification of an appeal of the decision to the Eighth Circuit.  Plaintiffs formally opposed this motion on April 29, 2021.  We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. We have evaluated this matter under the guidance provided by ASC 450, and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

We maintain insurance policies that would provide coverage to various degrees for potential liabilities arising from legal proceedings described above.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of March 31, 2021.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 15. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Thousands)	2021	2020
Cash flow hedge changes in fair value (loss) gain:
Balance at beginning of period attributable to common shareholders	$(30,353)	$(23,442)
Other comprehensive loss before reclassifications	-	(7,713)
Amounts reclassified from accumulated other comprehensive income	-	677
Balance at end of period	(30,353)	(30,478)
Less: Other comprehensive loss attributable to noncontrolling interest	-	(125)
Balance at end of period attributable to common shareholders	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to common shareholders	9,986	-
Amounts reclassified from accumulated other comprehensive income	2,829	1,666
Balance at end of period	12,815	1,666
Less: Other comprehensive (loss) income attributable to noncontrolling interest	42	30
Balance at end of period attributable to common shareholders	12,773	1,636
Accumulated other comprehensive loss at end of period	$(17,580)	$(28,717)

Note 16.  Subsequent Events

2028 Secured Notes

On April 20, 2021, the Borrowers issued $570 million aggregate principal amount of the 2028 Secured Notes and will use the net proceeds from the offering to fund the redemption in full of the 2023 Secured Notes on May 6, 2021. On April 20, 2021, the Borrowers deposited amounts sufficient to fund the redemption of the 2023 Secured Notes with the trustee and satisfied and discharged their respective obligations under the indenture governing the 2023 Secured Notes.

The 2028 Secured Notes were issued at an issue price of 100% of their principal amount pursuant to an Indenture, dated as of April 20, 2021 (the “Indenture”), among the Borrowers, the guarantors named therein (collectively, the “Guarantors”) and Deutsche Bank Trust Company Americas, as trustee (in such capacity, the “Trustee”) and as collateral agent. The 2028 Secured Notes mature on April 15, 2028 and bear interest at a rate of 4.750% per year. Interest on the 2028 Secured Notes is payable on April 15 and October 15 of each year, beginning on October 15, 2021.

The Borrowers may redeem the 2028 Secured Notes, in whole or in part, at any time prior to April 15, 2024 at a redemption price equal to 100% of the principal amount of the 2028 Secured Notes redeemed plus accrued and unpaid interest on the 2028 Secured Notes, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the Indenture. Thereafter, the Borrowers may redeem the 2028 Secured Notes in whole or in part, at the redemption prices set forth in the Indenture. In addition, prior to April 15, 2024, the Borrowers may redeem up to 10% of the aggregate principal amount of the 2028 Secured Notes in any twelve month period at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date.   Further, at any time on or prior to April 15, 2024, up to 40% of the aggregate principal amount of the 2028 Secured Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 104.750% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued 2028 Secured Notes remains outstanding.  If certain changes of control of Uniti Group LP occur, holders of the 2028 Secured Notes will have the right to require the Borrowers to offer to repurchase their Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The 2028 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and on a senior secured basis by each of Uniti Group LP’s existing and future domestic restricted subsidiaries (other than the Borrowers) that guarantees indebtedness under the senior secured credit facilities (the “Subsidiary Guarantors”). In addition, the Borrowers will use commercially reasonable efforts to obtain necessary regulatory approval to allow certain non-guarantor subsidiaries of the Company to guarantee the 2028 Secured Notes, including by making filings to obtain such approval within 60 days of the issuance of the 2028 Secured Notes. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the 2028 Secured Notes.

The 2028 Secured Notes and the related guarantees are the Borrowers’ and the Subsidiary Guarantors’ senior secured obligations and the Company’s senior unsecured obligations and rank equal in right of payment with all of the Borrowers’ and the Subsidiary Guarantors’ existing and future senior unsubordinated obligations; effectively senior to all unsecured indebtedness of the Borrowers and the Subsidiary Guarantors, including the Borrowers’ existing senior unsecured notes, to the extent of the value of the collateral securing the 2028 Secured Notes; effectively equal with all of the Borrowers’ and the Subsidiary Guarantors’ existing and future indebtedness that is secured by first-priority liens on the collateral (including indebtedness under the senior secured credit facilities and existing secured notes); senior in right of payment to any of the Borrowers’ and Subsidiary Guarantors’ future subordinated indebtedness; and structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries (other than the Borrowers) that do not guarantee the 2028 Secured Notes. The 2028 Secured Notes and the related guarantees will also be effectively subordinated to any existing or future indebtedness that is secured by liens on assets that do not constitute a part of the collateral securing the 2028 Secured Notes to the extent of the value of such assets.

The 2028 Secured Notes and the related guarantees will be secured by liens on substantially all of the assets of the Borrowers and the Subsidiary Guarantors, which assets also ratably secure obligations under the existing secured notes and senior secured credit facilities, in each case, subject to certain exceptions and permitted liens. The collateral will not include real property (below a specified threshold of value), but will include certain fixtures and other equipment as well as cash that we receive pursuant the Windstream Leases.

The Indenture contains customary high yield covenants limiting the ability of Uniti Group LP and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Borrowers. These covenants are subject to a number of limitations, qualifications and exceptions. The Indenture also contains customary events of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2021. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2021, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 30, 2021 (the “Annual Report”).

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

On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) and a small consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”) to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived.  In connection with Windstream’s emergence from bankruptcy, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety.  The Windstream Leases consist of (a) a master lease (the “ILEC MLA”) that governs Uniti owned assets used for Windstream’s incumbent local exchange carrier (“ILEC”) operations and (b) a master lease (the “CLEC MLA”) that governs Uniti owned assets used for Windstream’s CLEC operations.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2021, we are the sole general partner of the Operating Partnership and own approximately 98.5% of the partnership interests in the Operating Partnership.

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

Segments

We have historically managed our operations as the four reportable business segments listed below (in addition to our corporate operations), but due to the sale of our towers business and wind down of the Consumer CLEC Business, effective January 1, 2021, we manage our operations focused on our two primary businesses, Leasing and Fiber Infrastructure:

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

Towers Segment: Represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate and leased space on communications towers to wireless service providers and other tenants in the United States.  Starting in 2019, the Company completed a series of transactions to largely divest of its towers business:  on April 2, 2019, May 23, 2019 and June 1, 2020, the Company completed the sales of its Latin American business, substantially all of its U.S. ground lease business, and its U.S. tower business, respectively.  Portions of our former towers business were a component of our REIT operations, while the remainder were owned and operated by our TRSs.

Consumer CLEC Segment: Represents the operations of Talk America through which we operated the Consumer CLEC Business that, prior to the Spin-Off, was reported as an integrated operation within Windstream. Talk America provided local telephone, high-speed internet and long-distance services to customers in the eastern and central United States.  As of the end of the second quarter of 2020, we substantially completed a wind down of our Consumer CLEC Business.

Corporate Operations: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, information technology systems, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, costs related to the settlement with Windstream, amortization of non-cash rights-of-use, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities.  For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 13 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant Business Developments

Unsecured Notes Offering, Tender and Redemption.  On February 2, 2021, the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as co-issuers and, collectively, the “Issuers,” issued $1.11 billion aggregate principal amount of 6.50% Senior Notes due 2029 (the “2029 Notes”). The Issuers used the net proceeds from the offering to fund the tender offer of substantially all $1.11 billion principal amount of their 8.25% Senior Notes due 2023 (the “2023 Notes”), of which $58.8 million remained outstanding as of March 31, 2021.  On April 15, 2021, the Issuers redeemed the remaining outstanding principal amount of the 2023 Notes.

Secured Notes Offering and Redemption. On April 20, 2021, the Issuers issued $570 million aggregate principal amount of 4.750% Senior Secured Notes due 2028 (the “2028 Secured Notes”) and will use the net proceeds from the offering to fund the redemption in full of their outstanding 6.00% Senior Secured Notes due 2023 (the “2023 Secured Notes”) on May 6, 2021. On April 20, 2021, the Issuers deposited amounts sufficient to fund the redemption of the 2023 Secured Notes with the trustee and satisfied and discharged their respective obligations under the indenture governing the 2023 Secured Notes. See Note 16 – Subsequent Events to our Condensed Consolidated Financial Statements, included in this report at Part I, Item 1-Financial Statements for additional information.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2021		2020
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$194,936	71.5%	$184,352	69.2%
Fiber Infrastructure	77,650	28.5%	77,407	29.1%
Tower	-	0.0%	3,720	1.4%
Consumer CLEC	-	0.0%	683	0.3%
Total revenues	272,586	100.0%	266,162	100.0%
Costs and Expenses:
Interest expense	140,581	51.5%	178,393	67.0%
Depreciation and amortization	70,964	26.0%	86,121	32.4%
General and administrative expense	25,823	9.5%	27,133	10.2%
Operating expense	38,084	14.0%	40,310	15.1%
Transaction related and other costs	4,137	1.5%	15,972	6.0%
Other expense, net	454	0.2%	3,075	1.2%
Total costs and expenses	280,043	102.7%	351,004	131.9%
Loss before income taxes and equity in earnings from unconsolidated entities	(7,457)	(2.7%)	(84,842)	(31.9%)
Income tax benefit	2,557	0.9%	4,576	1.7%
Equity in earnings from unconsolidated entities	398	0.1%	-	0.0%
Net loss	(4,502)	(1.7%)	(80,266)	(30.2%)
Net loss attributable to noncontrolling interests	(64)	(0.1%)	(1,413)	(0.6%)
Net loss attributable to shareholders	(4,438)	(1.6%)	(78,853)	(29.6%)
Participating securities' share in earnings	(248)	(0.1%)	(200)	(0.1%)
Dividends declared on convertible preferred stock	(3)	(0.0%)	(3)	(0.0%)
Net loss attributable to common shareholders	$(4,689)	(1.7%)	$(79,056)	(29.7%)

The following tables set forth, for the three months ended March 31, 2021 and 2020, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Three Months Ended March 31, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$194,936	$77,650	$-	$-	$-	$272,586

Adjusted EBITDA	$191,497	$29,721	$-	$-	$(6,970)	$214,248
Less:
Interest expense						140,581
Depreciation and amortization	42,226	28,670	-	-	68	70,964
Other expense, net						1,318
Transaction related and other costs						4,137
Stock-based compensation						3,335
Income tax benefit						(2,557)
Adjustments for equity in earnings from unconsolidated entities						972
Net loss						$(4,502)

	Three Months Ended March 31, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$184,352	$77,407	$3,720	683	$-	$266,162

Adjusted EBITDA	$181,879	$27,541	$(8)	$17	$(7,715)	$201,714
Less:
Interest expense						178,393
Depreciation and amortization	54,622	30,061	769	594	75	86,121
Other expense, net						3,075
Transaction related and other costs						15,972
Stock-based compensation						2,995
Income tax benefit						(4,576)
Net loss						$(80,266)

Summary of Operating Metrics

	Operating Metrics
	As of March 31,
	2021	2020	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	4,550,000	4,300,000	5.8%
Copper strand miles	230,000	230,000	0.0%
Fiber Infrastructure:
Fiber strand miles	2,490,000	2,050,000	21.5%
Customer connections	26,315	22,175	18.7%
Towers:
United States towers	-	703	(100.0%)
Consumer CLEC:
Customer connections	-	226	(100.0%)

Revenues

	Three Months Ended March 31,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$194,936	71.5%	$184,352	69.2%
Fiber Infrastructure	77,650	28.5%	77,407	29.1%
Towers	-	0.0%	3,720	1.4%
Consumer CLEC	-	0.0%	683	0.3%
Total revenues	$272,586	100.0%	$266,162	100.0%

Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases (and historically, the Master Lease). Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities.  The initial term of the Windstream Leases expires on April 30, 2030. The aggregate initial annual rent under the Windstream Leases is $663 million, equal to the annual rent under the Master Lease previously in effect, and is subject to annual escalation at a rate of 0.5%.

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

Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.  If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, Uniti’s combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.  Accordingly, because we funded $84.7 million of the $125 million limit in 2020, we are committed to fund up to $265.3 million of Growth Capital Improvements in 2021.

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

Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Unit will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans were made to Windstream during quarter ended March 31, 2021.

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

During the three months ended March 31, 2021, Uniti reimbursed $42.7 million of Growth Capital Improvements, of which $27.5 million, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as TCIs.  Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $1.0 million and reported within other assets on our Condensed Consolidated Balance Sheet as of March 31, 2021, will be amortized against revenue over the initial term of the Windstream Leases.  Subsequent to March 31, 2021, Windstream requested, and we reimbursed $14.9 million of qualifying Growth Capital Improvements.  As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $142.3 million of Growth Capital Improvements.

	Three Months Ended March 31,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash rent	$165.8	85.1%	$165.0	89.5%
Non-cash revenue
TCI revenue	9.3	4.7%	8.3	4.5%
Straight-line revenue	5.6	2.9%	-	0.0%
Total non-cash revenue	14.9	7.6%	8.3	4.5%
Total Windstream revenue	180.7	92.7%	173.3	94.0%
Other triple-net leasing and dark fiber IRU	14.2	7.3%	11.1	6.0%
Total Leasing revenues	$194.9	100.0%	$184.4	100.0%

The increase in TCI revenue is attributable to continued investment by Windstream, where Windstream invested $62.9 million of TCIs during the three months ended March 31, 2021.  The total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $909.6 million as of March 31, 2021.  For the three months ended March 31, 2021, we recognized $14.2 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements. For the three months ended March 31, 2020, we recognized $11.1 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.

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

We monitor the credit quality of Windstream through numerous methods, including by (i) reviewing credit ratings of Windstream by nationally recognized credit agencies, (ii) reviewing the financial statements of Windstream that are required to be delivered to us pursuant to the Windstream Leases, (iii) monitoring news reports regarding Windstream and its business, (iv) conducting research to ascertain industry trends potentially affecting Windstream, (v) monitoring Windstream’s compliance with the terms of the Windstream Leases and (vi) monitoring the timeliness of its payments under the Windstream Leases.

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

Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$25,044	32.3%	$28,192	36.5%
Enterprise and wholesale	21,000	27.0%	19,258	24.9%
E-Rate and government	19,364	24.9%	20,937	27.0%
Dark fiber and small cells	11,426	14.7%	8,472	10.9%
Other services	816	1.1%	548	0.7%
Total Fiber Infrastructure revenues	$77,650	100.0%	$77,407	100.0%

For the three months ended March 31, 2021, Fiber Infrastructure revenues totaled $77.7 million as compared to $77.4 million for the three months ended March 31, 2020. At March 31, 2021 we had approximately 26,315 customer connections, up from 22,175 customer connections at March 31, 2020.

Towers – For the three months ended March 31, 2021, we recognized no revenue from the Towers business, as we completed the sale of our U.S. tower business on June 1, 2020.

Consumer CLEC – For the three months ended March 31, 2021, we recognized no revenue from the Consumer CLEC Business, as we substantially completed the wind down of the business as of the end of the second quarter of 2020.

Interest Expense, net

	Three Months Ended March 31,
(Thousands)	2021	2020	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate (1)	$-	$17,400	$(17,400)
Senior secured notes - 6.00% and 7.875%	52,547	32,367	20,180
Senior unsecured notes - 4.00%, 7.125%, 6.50% and 8.25%	34,885	37,031	(2,146)
Senior secured revolving credit facility - variable rate	2,315	7,700	(5,385)
Tender premium payment	17,550	-	17,550
Other	3,750	998	2,752
Total cash interest	111,047	95,496	15,551
Non-cash:
Amortization of deferred financing costs and debt discount	4,959	9,708	(4,749)
Write off of deferred financing costs and debt discount	20,415	73,895	(53,480)
Accretion of settlement payable	4,563	-	4,563
Capitalized Interest	(403)	(706)	303
Total non-cash interest	29,534	82,897	(53,363)
Total interest expense, net	$140,581	$178,393	$(37,812)
(1) Swapped to fixed rate. See Note 9

Interest expense for the three months ended March 31, 2021 decreased $37.8 million compared to the three months ended March 31, 2020. The decrease is primarily due to the decrease in debt extinguishment loss of $73.9 million on the senior secured term loan B during the three months ended March 31, 2020 as compared to the debt extinguishment loss of $38.0 million on the 2023 Notes during the three months ended March 31, 2021.

Depreciation and Amortization Expense

	Three Months Ended March 31,
(Thousands)	2021	2020	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$43,170	$52,924	$(9,754)
Fiber Infrastructure	22,952	24,091	(1,139)
Corporate	68	75	(7)
Towers	-	769	(769)
Consumer CLEC	-	-	-
Total depreciation expense	66,190	77,859	(11,669)
Amortization expense
Leasing	(944)	1,698	(2,642)
Fiber Infrastructure	5,718	5,970	(252)
Corporate	-	-	-
Towers	-	-	-
Consumer CLEC	-	594	(594)
Total amortization expense	4,774	8,262	(3,488)
Total depreciation and amortization expense	$70,964	$86,121	$(15,157)

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Charges for depreciation and amortization for the three months ended March 31, 2021 totaled $71.0 million, which included $66.2 million of depreciation expense and $4.8 million of amortization expense. Charges for depreciation and amortization for the three months ended March 31, 2020 totaled $86.1 million, which included $77.9 million of depreciation expense and $8.3 million of amortization expense.

General and Administrative Expense

	Three Months Ended March 31,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Fiber Infrastructure	$13,836	5.1%	$13,855	5.3%
Leasing	2,570	0.9%	1,733	0.7%
Corporate	9,417	3.5%	9,882	3.7%
Towers	-	0.0%	1,612	0.6%
Consumer CLEC	-	0.0%	51	0.0%
Total general and administrative expenses	$25,823	9.5%	$27,133	10.3%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended March 31, 2021, general and administrative costs totaled $25.8 million, which includes $3.3 million of stock-based compensation.  For the three months ended March 31, 2020, general and administrative costs totaled $27.1 million, which included $3.0 million of stock-based compensation expense.

Operating Expense

Operating expense for the three months ended March 31, 2021 decreased from the three months ended March 31, 2020, which was primarily attributable to decreases in Fiber Infrastructure, Towers and Consumer CLEC Business operating expenses offset by an increase in Leasing operating expenses discussed below.  Operating expense for our reportable segments for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$34,855	12.8%	$36,586	13.7%
Leasing	3,229	1.2%	847	0.3%
Towers	-	0.0%	2,262	0.9%
CLEC	-	0.0%	615	0.2%
Total operating expenses	$38,084	14.0%	$40,310	15.1%
Fiber Infrastructure – For the three months ended March 31, 2021, Fiber Infrastructure operating expenses totaled $34.9 million as compared to $36.6 million for the three months ended March 31, 2020.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses. The decrease in operating expenses is primarily attributable to a decrease of $5.8 million in construction related expenses, partially offset by increased personnel expense of $1.7 million.

Leasing – Leasing operating expense was $3.2 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.  The increase is primarily driven by a $2.2 million increase in network expenses due to the asset purchase agreement the Company entered into with Windstream which was completed in the third quarter of 2020.

Towers – For the three months ended March 31, 2021, Towers operating expenses were not incurred as the U.S. tower business sale was completed on June 1, 2020.  Towers operating expense was $2.3 million for the three months ended March 31, 2020.

Consumer CLEC – For the three months ended March 31, 2021, Consumer CLEC Business operating expenses were not incurred, as we substantially completed the wind down of the business as of the end of the second quarter of 2020.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the three months ended March 31, 2021, we incurred $4.1 million of transaction related and other costs, compared to $16.0 million of such costs during the three months ended March 31, 2020. The decrease is primarily related to incurring $13.0 million of total costs related to the Windstream bankruptcy for the three months ended March 31, 2020, as compared to $1.3 million for the three months ended March 31, 2021.

Income Tax Benefit

The income tax benefit recorded for the three months ended March 31, 2021 and 2020, respectively, is related to the tax impact of the following:

	Three Months Ended March 31,
(Thousands)	2021	2020
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(3,058)	$(4,584)
State and local taxes	370	-
Other	131	8
Total income tax benefit	$(2,557)	$(4,576)

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

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA and of our net (loss) income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
(Thousands)	2021	2020
Net loss	$(4,502)	$(80,266)
Depreciation and amortization	70,964	86,121
Interest expense, net	140,581	178,393
Income tax benefit	(2,557)	(4,576)
EBITDA	$204,486	$179,672
Stock based compensation	3,335	2,995
Transaction related and other costs	4,137	15,972
Other expense	1,318	3,075
Adjustments for equity in earnings from unconsolidated entities	972	-
Adjusted EBITDA	$214,248	$201,714

	Three Months Ended March 31,
(Thousands)	2021	2020
Net loss attributable to common shareholders	$(4,689)	$(79,056)
Real estate depreciation and amortization	53,377	63,952
Participating securities share in earnings	248	200
Participating securities share in FFO	(344)	(200)
Real estate depreciation and amortization from unconsolidated entities	616	-
Adjustments for noncontrolling interests	(796)	(1,132)
FFO attributable to common shareholders	$48,412	$(16,236)
Transaction related and other costs	4,137	15,972
Change in fair value of contingent consideration	21	1,495
Amortization of deferred financing costs and debt discount	4,959	9,708
Write off of deferred financing costs and debt discount	20,415	73,952
Payment of tender premium	17,550	-
Stock based compensation	3,335	2,995
Non-real estate depreciation and amortization	17,587	22,169
Straight-line revenues	(6,906)	109
Maintenance capital expenditures	(1,976)	(1,108)
Other, net	(3,970)	(10,454)
Adjustments for equity in earnings from unconsolidated entities	356	-
Adjustments for noncontrolling interests	(818)	(2,022)
AFFO attributable to common shareholders	$103,102	$96,580

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions.  Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term fiber and related assets made by Windstream through 2029.  Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.  If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, our combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.  Accordingly, because we funded $84.7 million of the $125 million limit in 2020, we are committed to fund up to $265.3 million of Growth Capital Improvements in 2021.

Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily from the Windstream Leases), available borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance 2019 Inc., the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and proceeds from the issuance of debt and equity securities.

As of March 31, 2021, we had cash and cash equivalents of $122.5 million and approximately $400.0 million of borrowing availability under our Revolving Credit Facility. Subsequent to March 31, 2021, other than the redemption of the remaining 2023 Notes as described below, and $14.9 million of Growth Capital Improvements (see “Result of Operations—Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends.  See “—Dividends.”

	Three Months Ended March 31,
(Thousands)	2021	2020
Cash flow from operating activities:
Net cash provided by operating activities	$126,664	$132,272

Cash provided by operating activities was $126.7 million and $132.3 million for the three months ended March 31, 2021 and 2020, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

	Three Months Ended March 31,
(Thousands)	2021	2020
Cash flow from investing activities:
Capital expenditures	(84,377)	(75,093)
Net cash used in investing activities	$(84,377)	$(75,093)

Cash used in investing activities was $84.4 million and $75.1 million for the three months ended March 31, 2021 and 2020, respectively, and is driven by capital expenditures, primarily related to our Uniti Fiber and Uniti Leasing business for deployment of network assets.

	Three Months Ended March 31,
(Thousands)	2021	2020
Cash flow from financing activities:
Repayment of debt	$(1,051,181)	$(2,044,728)
Proceeds from issuance of notes	1,110,000	2,250,000
Dividends paid	(34,961)	(42,519)
Payment of settlement obligation	(24,505)	-
Payments of contingent consideration	(2,979)	(7,086)
Distributions paid to noncontrolling interest	(520)	(762)
Borrowings under revolving credit facility	105,000	-
Payments under revolving credit facility	(55,000)	(196,700)
Finance lease payments	(710)	(1,026)
Payments for financing costs	(22,931)	(47,775)
Payment of tender premium	(17,550)	-
Employee stock purchase program	288	306
Payments related to tax withholding for share-based compensation	(2,306)	(373)
Net cash provided by (used in) financing activities	$2,645	$(90,663)

Cash provided by financing activities was $2.6 million for the three months ended March 31, 2021, which was primarily driven by proceeds from the issuance of the 2029 Notes ($1.11 billion) and net borrowings under the Revolving Credit Facility ($50.0 million), partially offset by the repayment of the 2023 Notes ($1.05 billion), dividend payments ($35.0 million), payments for financing costs ($22.9 million), payment of settlement obligation ($24.5 million), 2023 Notes tender premium payment ($17.6 million) and contingent consideration payments ($3.0 million).  Cash used in financing activities was $90.7 million for the three months ended March 31, 2020, which was primarily driven by the repayment of senior secured term loan B ($2.04 billion), net payments under the Revolving Credit Facility ($196.7 million), dividend payments ($42.5 million) and payments for financing costs ($47.8 million), partially offset by the proceeds from the issuance of the 2025 Secured Notes ($2.25 billion).

Senior Notes

On February 2, 2021, Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Issuers”), as co-issuers, issued $1.11 billion aggregate principal of the 2029 Notes and used the net proceeds to fund the tender offer of substantially all outstanding 2023 Notes, of which $58.8 million remained outstanding as of March 31, 2021. On April 15, 2021, the Issuers redeemed the remaining outstanding principal amount of the 2023 Notes.

The 2029 Notes were issued at an issue price of 100% of their principal amount pursuant to an indenture, dated as of February 2, 2021 (the “2029 Notes Indenture”), among the Issuers, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”). The 2029 Notes mature on February 15, 2029 and bear interest at a rate of 6.500% per year. Interest on the 2029 Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2021.

The Issuers may redeem the 2029 Notes, in whole or in part, at any time prior to February 15, 2024 at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed plus accrued and unpaid interest on the 2029 Notes, if any, to, but not including the redemption date, plus an applicable “make whole” premium described in the 2029 Indenture. Thereafter, the Issuers may redeem the 2029 Notes in whole or in part, at the redemption prices set forth in the 2029 Indenture. In addition, at any time on or prior to February 15, 2024, up to 40% of the aggregate principal amount of the 2029 Notes may be redeemed with the net cash proceeds of certain equity offerings, at a redemption price of 106.500% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date; provided that at least 60% of aggregate principal amount of the originally issued 2029 Notes remains outstanding. Further, if certain changes of control of Uniti Group LP occur, holders of the 2029 Notes will have the right to require the Issuers to offer to repurchase their 2029 Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The 2029 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by each of Uniti Group LP’s existing and future domestic restricted subsidiaries (other than the Borrowers) that guarantees indebtedness under the Company’s senior secured credit facilities. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the 2029 Notes.

The 2029 Indenture contains customary high yield covenants limiting the ability of Uniti Group LP and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. These covenants are subject to a number of limitations, qualifications and exceptions. The 2029 Indenture also contains customary events of default.

On April 20, 2021, the Issuers issued $570 million aggregate principal amount of 4.750% Senior Secured Notes due 2028 (the “New Notes”) and will use the net proceeds from the offering to fund the redemption in full of their outstanding 6.00% Senior Secured Notes due 2023 (the “2023 Secured Notes”) on May 6, 2021. On April 20, 2021, the Issuers deposited amounts sufficient to fund the redemption of the 2023 Secured Notes with the trustee and satisfied and discharged their respective obligations under the indenture governing the 2023 Secured Notes. See Note 16 – Subsequent Events to our Condensed Consolidated Financial Statements, included in this report at Part I, Item 1-Financial Statements for additional information.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time.  Under the registration statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250 million.  During the quarter ended March 31, 2021, we did not make any sales under the ATM Program.  This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

Outlook

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios.   We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities.  As of March 31, 2021, we had $400.0 million in borrowing availability under our Revolving Credit Facility, however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders.  We may also issue equity securities to repay debt and reduce our leverage ratio to be below 5.75 to 1.0 to obtain additional flexibility under our debt covenants, as described under “—Dividends.”  In light of the COVID-19 pandemic and its effects on the global economy and capital markets, we are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt.

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

Capital Expenditures

(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$472	$-	$-	$-	$472
Growth capital improvements	42,725	-	-	-	42,725
Fiber Infrastructure	38,788	1,976	37	379	41,180
Total capital expenditures	$81,985	$1,976	$37	$379	$84,377

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

Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements under the Windstream Leases (and under separate equipment loan facilities) are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, our combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.  Accordingly, because we funded $84.7 million of the $125 million limit in 2020, we are committed to fund up to $265.3 million of Growth Capital Improvements in 2021.

If circumstances warrant, we may need to take measures to conserve cash, which may include a suspension, delay or reduction in success-based capital expenditures.  We continually assess our capital expenditure plans in light of developments the impact COVID-19 has on our business and that of our tenants and customers.

Dividends

We have elected to be taxed as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Subject to the restrictions imposed by our 7.875% senior secured notes due 2025 (the “2025 Secured Notes”), in order to maintain our REIT status, we intend to make dividend payments of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we make any dividend payments, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service obligations. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash dividends or we may make a portion of the required dividend in the form of a taxable distribution of stock or debt securities.

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2020 - December 31, 2020	January 4, 2021	$0.15	December 15, 2020
January 1, 2021 - March 31, 2021	April 16, 2021	$0.15	April 1, 2021

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

Critical Accounting Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our Condensed Consolidated Financial Statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for income taxes, revenue recognition, the impairment of property, plant and equipment, goodwill impairment and business combinations as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of March 31, 2021, there has been no material change to these estimates.

Recent Accounting Guidance

New accounting rules and disclosures can impact our reported results and comparability of our financial statements. These matters are described in our Annual Report.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported under Item 7A of our Annual Report.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weakness in our internal control over financial reporting that was disclosed in our Annual Report.

Internal Control over Financial Reporting

As disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report, during the fourth quarter of 2020, we identified a material weakness in our internal control over financial reporting due to ineffective controls over the annual goodwill impairment assessment, specifically, the control activities over the determination of the carrying value to be used in the assessment of goodwill impairment did not operate effectively due to an insufficient complement of qualified personnel. As of March 31, 2021, management is continuing to implement the remediation plan as disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report, which is described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management is continuing to implement the remediation plan as disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report, to ensure that the deficiency contributing to the material weakness is remediated such that this control will operate effectively.  We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until management has concluded, through testing, that this control is designed effectively. We expect that the remediation of this material weakness will be completed later in fiscal 2021.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A description of legal proceedings can be found in Note 14 - Commitments and Contingencies to our Condensed Consolidated Financial Statements, included in this report at Part I, Item 1-Financial Statements, and is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes to the risk factors affecting our business that were discussed in Part I, “Item 1A. Risk Factors” in our Annual Report.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	357	$12.55	—	—
February 1, 2021 to February 28, 2021	79,169	12.55	—	—
March 1, 2021 to March 31, 2021	89,874	10.74	—	—
Total	169,400	$11.59	—	—

(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

As previously disclosed on March 30, 2021, Blake Schuhmacher informed the Company of his intention to resign from his position as Senior Vice President - Chief Accounting Officer of the Company.  Mr. Schuhmacher’s resignation will be effective May 11, 2021.

On May 4, 2021, the Board of Directors (the “Board”) of the Company appointed Travis Black to serve, effective upon Mr. Schuhmacher’s resignation, as the Company’s interim principal accounting officer, as such term is used in the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Mr. Black, 39, has served as the Company’s Director of Accounting and SEC Reporting since July 2015.  Mr. Black is a Certified Public Accountant and holds a BS in Accounting from the University of Tennessee and an MBA from the University of Memphis.

There is no arrangement or understanding between Mr. Black and any other person pursuant to which Mr. Black was selected as an officer, nor is he party to any related party transactions required to be reported pursuant to Item 404(a) of Regulation S-K. Mr. Black has no family relationships with any of the Company’s directors or executive officers.

Mr. Black will retain his present title and continue to serve in his present position during his tenure as the interim principal accounting officer of the Company.

Item 6. Exhibits.

Exhibit Number	Description

4.1

Indenture, dated February 2, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.2

Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.3

Fifteenth Supplemental Indenture, dated February 2, 2021, to the Indenture dated April 24, 2015 by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 8.25% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.4

Indenture, dated April 20, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 4.750% Senior Secured Notes due 2028. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 20, 2021 (File No. 001-36708))

4.5

Form of 4.750% Senior Secured Notes due 2028 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 20, 2021 (File No. 001-36708))

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

UNITI GROUP INC.

Date:	May 10, 2021	/s/ Mark A. Wallace
Mark A. Wallace Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 10, 2021	/s/ Blake Schuhmacher
Blake Schuhmacher Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)