Form 10-Q
period 2021-06-30
Uniti Group Inc.
filed 2021-08-05
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 233,407,367 shares of common stock, $0.0001 par value per share, outstanding.

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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(Thousands, except par value)	(Unaudited) June 30, 2021	December 31, 2020
Assets:
Property, plant and equipment, net	$3,400,755	$3,273,353
Cash and cash equivalents	108,536	77,534
Accounts receivable, net	42,986	62,952
Goodwill	601,878	601,878
Intangible assets, net	379,524	390,725
Straight-line revenue receivable	26,278	13,107
Other assets, net	115,730	152,883
Investment in unconsolidated entities	65,038	66,043
Deferred income tax assets, net	4,649	-
Assets held for sale	-	93,343
Total Assets	$4,745,374	$4,731,818
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$136,577	$146,144
Settlement payable (Note 14)	378,718	418,840
Intangible liabilities, net	183,133	187,886
Accrued interest payable	105,922	95,338
Deferred revenue	1,122,445	995,123
Derivative liability, net	16,786	22,897
Dividends payable	36,326	36,725
Deferred income tax liabilities, net	-	10,540
Finance lease obligations	14,497	15,468
Contingent consideration	-	2,957
Notes and other debt, net	4,884,410	4,816,524
Liabilities held for sale	-	55,752
Total liabilities	6,878,814	6,804,194

Commitments and contingencies (Note 14)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 231,805 shares at June 30, 2021 and 231,262 at December 31, 2020	23	23
Additional paid-in capital	1,153,707	1,209,141
Accumulated other comprehensive loss	(14,792)	(20,367)
Distributions in excess of accumulated earnings	(3,341,371)	(3,330,455)
Total Uniti shareholders' deficit	(2,202,433)	(2,141,658)
Noncontrolling interests:
Operating partnership units	68,868	69,157
Cumulative non-voting convertible preferred stock, $0.01 par value, 3 shares authorized, 1 issued and outstanding	125	125
Total shareholders' deficit	(2,133,440)	(2,072,376)
Total Liabilities and Shareholders' Deficit	$4,745,374	$4,731,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2021	2020	2021	2020
Revenues:
Leasing	$196,057	$185,320	$390,993	$369,672
Fiber Infrastructure	72,123	79,140	149,773	156,547
Tower	-	2,392	-	6,112
Consumer CLEC	-	(32)	-	651
Total revenues	268,180	266,820	540,766	532,982
Costs and Expenses:
Interest expense	106,388	107,243	246,969	285,636
Depreciation and amortization	69,671	84,969	140,635	171,090
General and administrative expense	24,900	27,894	50,723	55,027
Operating expense (exclusive of depreciation and amortization)	33,185	40,167	71,269	80,477
Settlement expense	-	650,000	-	650,000
Transaction related and other costs	424	18,556	4,561	34,528
Gain on sale of real estate	(442)	(63,818)	(442)	(63,818)
Gain on sale of operations (Note 5)	(28,143)	-	(28,143)	-
Other expense, net	8,021	6,013	8,475	9,088
Total costs and expenses	214,004	871,024	494,047	1,222,028

Income (loss) before income taxes and equity in earnings from unconsolidated entities	54,176	(604,204)	46,719	(689,046)
Income tax expense (benefit)	5,084	(5,875)	2,527	(10,451)
Equity in (earnings) from unconsolidated entities	(547)	-	(945)	-
Net income (loss)	49,639	(598,329)	45,137	(678,595)
Net income (loss) attributable to noncontrolling interests	732	(10,585)	668	(11,998)
Net income (loss) attributable to shareholders	48,907	(587,744)	44,469	(666,597)
Participating securities' share in earnings	(333)	(424)	(581)	(624)
Dividends declared on convertible preferred stock	(2)	(1)	(5)	(4)
Net income (loss) attributable to common shareholders	$48,572	$(588,169)	$43,883	$(667,225)

Income (loss) per common share:
Basic	$0.21	$(3.06)	$0.19	$(3.47)
Diluted	$0.20	$(3.06)	$0.19	$(3.47)

Weighted-average number of common shares outstanding:
Basic	231,801	192,479	231,636	192,358
Diluted	262,268	192,479	231,862	192,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2021	2020	2021	2020
Net income (loss)	$49,639	$(598,329)	$45,137	$(678,595)
Other comprehensive income (loss):
Unrealized loss on derivative contracts	-	-	-	(7,036)
Interest rate swap termination	2,829	2,830	5,658	4,496
Other comprehensive income (loss):	2,829	2,830	5,658	(2,540)
Comprehensive income (loss)	52,468	(595,499)	50,795	(681,135)
Comprehensive income (loss) attributable to noncontrolling interest	773	(10,535)	751	(12,043)
Comprehensive income (loss) attributable to common shareholders	$51,695	$(584,964)	$50,044	$(669,092)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

	For the Three Months Ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	-	$-	192,281,092	$19	$954,223	$(28,717)	$(2,602,777)	$81,676	$125	$(1,595,451)
Net loss	-	-	-	-	-	-	(587,744)	(10,585)	-	(598,329)
Other comprehensive income	-	-	-	-	-	2,780	-	50	-	2,830
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(29,102)	-	-	(29,102)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(519)	-	(519)
Payments related to tax withholding for stock-based compensation	-	-	-	-	(677)	-	-	-	-	(677)
Stock-based compensation	-	-	241,991	-	4,110	-	-	-	-	4,110
Balance at June 30, 2020	-	$-	192,523,083	$19	$957,656	$(25,937)	$(3,219,623)	$70,622	$125	$(2,217,138)

Balance at March 31, 2021	-	$-	231,694,203	$23	$1,150,550	$(17,580)	$(3,355,423)	$68,615	$125	$(2,153,690)
Net income	-	-	-	-	-	-	48,907	732	-	49,639
Other comprehensive income	-	-	-	-	-	2,788	-	41	-	2,829
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(34,855)	-	-	(34,855)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(520)	-	(520)
Payments related to tax withholding for stock-based compensation	-	-	-	-	(336)	-	-	-	-	(336)
Stock-based compensation	-	-	110,718	-	3,462	-	-	-	-	3,462
Issuance of common stock - employee stock purchase plan	-	-	-	-	31	-	-	-	-	31
Balance at June 30, 2021	-	-	231,804,921	23	1,153,707	(14,792)	(3,341,371)	68,868	125	(2,133,440)

	For the Six Months Ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	-	$-	192,141,634	$19	$951,295	$(23,442)	$(2,494,740)	$83,704	$-	$(1,483,164)
Net loss	-	-	-	-	-	-	(666,597)	(11,998)	-	(678,595)
Other comprehensive loss	-	-	-	-	-	(2,495)	-	(45)	-	(2,540)
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(58,286)	-	-	(58,286)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1,039)	-	(1,039)
Cumulative non-voting convertible preferred stock	-	-	-	-	-	-	-	-	125	125
Payments related to tax withholding for stock-based compensation	-	-	-	-	(1,050)	-	-	-	-	(1,050)
Stock-based compensation	-	-	337,600	-	7,105	-	-	-	-	7,105
Issuance of common stock - employee stock purchase plan	-	-	43,849	-	306	-	-	-	-	306
Balance at June 30, 2020	-	-	192,523,083	19	957,656	(25,937)	(3,219,623)	70,622	125	$(2,217,138)

Balance at December 31, 2020	-	$-	231,261,958	$23	$1,209,141	$(20,367)	$(3,330,455)	$69,157	$125	$(2,072,376)
Cumulative effect adjustment for adoption of new accounting standard	-	-	-	-	(59,908)	-	14,598	-	-	(45,310)
Net income	-	-	-	-	-	-	44,469	668	-	45,137
Other comprehensive income	-	-	-	-	-	5,575	-	83	-	5,658
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(69,983)	-	-	(69,983)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1,040)	-	(1,040)
Payments related to tax withholding for stock-based compensation	-	-	-	-	(2,642)	-	-	-	-	(2,642)
Stock-based compensation	-	-	507,199	-	6,797	-	-	-	-	6,797
Issuance of common stock - employee stock purchase plan	-	-	35,764	-	319	-	-	-	-	319
Balance at June 30, 2021	-	$-	231,804,921	$23	$1,153,707	$(14,792)	$(3,341,371)	$68,868	$125	$(2,133,440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(Thousands)	2021	2020
Cash flow from operating activities
Net income (loss)	$45,137	$(678,595)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	140,635	171,090
Amortization of deferred financing costs and debt discount	9,371	18,666
Loss on debt extinguishment	43,369	73,952
Interest rate swap termination	5,658	4,496
Deferred income taxes	605	(11,209)
Equity in earnings of unconsolidated entities	(945)	-
Distributions of cumulative earnings from unconsolidated entities	1,950	-
Cash paid for interest rate swap settlement	(6,110)	(2,251)
Straight-line revenues	(14,215)	711
Stock-based compensation	6,797	7,105
Change in fair value of contingent consideration	21	6,140
Gain on sale of real estate	(442)	(63,818)
Gain on sale of operations	(28,143)	-
(Gain) loss on asset disposals	(218)	672
Accretion of settlement obligation	8,889	-
Other	143	(195)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	19,965	6,263
Other assets	39,019	(8,285)
Accounts payable, accrued expenses and other liabilities	46,991	51,539
Settlement payable (Note 15)	-	650,000
Net cash provided by operating activities	318,477	226,281
Cash flow from investing activities
Other capital expenditures	(177,934)	(134,035)
Proceeds from sale of real estate, net of cash	1,034	225,149
Proceeds from sale of operations (Note 5)	62,113	-
Proceeds from sale of other equipment	399	-
Net cash (used in) provided by investing activities	(114,388)	91,114
Cash flow from financing activities
Repayment of debt	(1,660,000)	(2,044,728)
Proceeds from issuance of notes	1,680,000	2,250,000
Dividends paid	(70,386)	(71,645)
Payment of settlement obligation	(49,011)	-
Payments of contingent consideration	(2,979)	(7,086)
Distributions paid to noncontrolling interest	(1,039)	(1,282)
Borrowings under revolving credit facility	205,000	10,000
Payments under revolving credit facility	(220,000)	(456,700)
Finance lease payments	(1,393)	(1,979)
Payments for financing costs	(25,156)	(47,775)
Costs related to the early repayment of debt	(25,800)	-
Employee stock purchase program	319	306
Payments related to tax withholding for stock-based compensation	(2,642)	(1,050)
Net cash used in financing activities	(173,087)	(371,939)

Net increase (decrease) in cash and cash equivalents	31,002	(54,544)
Cash and cash equivalents at beginning of period	77,534	142,813
Cash and cash equivalents at end of period	$108,536	$88,269

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$17,764	$17,825
Tenant capital improvements	106,789	87,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Description of Business

Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Maryland on September 4, 2014. We are an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic, copper and coaxial broadband networks and data centers. We have historically managed our operations in four separate lines of business: Uniti Fiber, Uniti Towers, Uniti Leasing, and the Consumer CLEC Business.  On June 1, 2020, the Company completed the sale of its Uniti Towers business, and as of the end of the second quarter of 2020, the Company had substantially completed the wind down of its Consumer CLEC business. As a result, effective January 1, 2021, we manage our operations focused on our two primary lines of business: Uniti Fiber and Uniti Leasing.

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services (“Talk America”), which we substantially completed the wind down of the business as of the end of the second quarter of 2020. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of June 30, 2021, we are the sole general partner of the Operating Partnership and own approximately 98.5% of the partnership interests in the Operating Partnership.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 5, 2021, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 30, 2021 (the “Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety.  Revenue under the Windstream Leases and the Master Lease provided 67.1% and 65.2% of our revenue for the six months ended June 30, 2021 and 2020, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

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

v.

Dark fiber arrangements represent operating leases under ASC 842, Leases (“ASC 842”) and are outside the scope of Topic 606.  When (a) a customer makes an advance payment or (b) a customer is contractually obligated to pay any amounts in advance, which is not deemed a separate performance obligation, deferred leasing revenue is recorded. This leasing revenue is recognized ratably over the expected term of the contract, unless the pattern of service suggests otherwise.

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

Towers

The Towers segment represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate, which we then leased to our customers in the United States and Latin America. Revenue from our towers business qualifies as a lease under ASC 842 and is outside the scope of Topic 606.  Starting in 2019, the Company completed a series of transactions to largely divest of its towers business and on April 2, 2019, May 23, 2019 and June 1, 2020, the Company completed the sales of its Latin American business, substantially all of its U.S. ground lease business, and its U.S. tower business, respectively.

Consumer CLEC

The Consumer CLEC segment represents the operations of Talk America through which we operated the Consumer CLEC Business, which provided local telephone, high-speed internet and long-distance services to customers in the eastern and central United States. Customers are billed monthly for services rendered based on actual usage or contracted amounts. The transaction price is equal to the monthly-recurring charge multiplied by the initial contract term (typically 12 months), plus any non-recurring or variable charges. As of the end of the second quarter of 2020, we substantially completed a wind down of our Consumer CLEC business.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2021	2020	2021	2020
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$22,979	$27,216	$48,023	$55,408
Enterprise and wholesale	21,327	19,628	42,327	38,886
E-Rate and government	15,926	21,821	35,290	42,758
Other	824	755	1,640	1,303
Fiber Infrastructure	$61,056	$69,420	$127,280	$138,355
Consumer CLEC	-	(32)	-	651
Leasing	1,000	-	2,167	-
Total revenue from contracts with customers	62,056	69,388	129,447	139,006
Revenue accounted for under other applicable guidance	206,124	197,432	411,319	393,976
Total revenue	$268,180	$266,820	$540,766	$532,982

At June 30, 2021, and December 31, 2020, lease receivables were $15.1 million and $17.5 million, respectively, and receivables from contracts with customers were $22.7 million and $45.1 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation, contract assets are reported within accounts receivable, net on our Consolidated Balance Sheet.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

arrangement are expected to be performed, which is the initial term of the arrangement. During the three and six months ended June 30, 2021, we recognized revenues of $3.0 million and $8.1 million, respectively, which was included in the December 31, 2020 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2020	$3,462	$18,601
Balance at June 30, 2021	$1,624	$13,970

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of June 30, 2021, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $418.7 million, of which $339.4 million is related to contracts that are currently being invoiced and have an average remaining contract term of 1.7 years, while $79.3 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 6.2 years.

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

The components of lease income for the three and six months ended June 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2021	2020	2021	2020
Lease income - operating leases	$206,124	$197,432	$411,319	$393,976

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of June 30, 2021 are as follows:

(Thousands)	June 30, 2021 (1)
2021	$368,041
2022	751,516
2023	755,574
2024	757,431
2025	759,168
Thereafter	3,734,183
Total lease receivables	$7,125,913
(1) Total future minimum lease payments to be received include $6.1 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	June 30, 2021	December 31, 2020
Land	$26,596	$26,596
Building and improvements	340,096	335,495
Poles	273,934	266,758
Fiber	3,147,976	2,994,465
Equipment	428	421
Copper	3,902,265	3,850,988
Conduit	89,960	89,773
Tower assets	1,397	1,397
Finance lease assets	28,126	32,660
Other assets	10,643	10,425
	7,821,421	7,608,978
Less: accumulated depreciation	(5,319,033)	(5,222,731)
Underlying assets under operating leases, net	$2,502,388	$2,386,247

Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and six months ended June 30, 2021 and 2020, respectively, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2021	2020	2021	2020
Depreciation expense for underlying assets under operating leases	$44,107	$53,303	$90,020	$109,437

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

As of June 30, 2021, we have short term lease commitments amounting to approximately $2.6 million.

The components of lease cost for the three and six months ended June 30, 2021 and 2020, respectively, are as follows:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2021	2020	2021	2020
Finance lease cost
Amortization of ROU assets	$1,335	$954	$2,697	$1,979
Interest on lease liabilities	717	969	1,627	1,957
Total finance lease cost	2,052	1,923	4,324	3,936
Operating lease cost	3,102	6,421	8,215	13,959
Short-term lease cost	748	526	1,440	1,009
Variable lease cost	109	66	296	84
Less sublease income	(3,246)	(3,076)	(6,228)	(6,770)
Total lease cost	$2,765	$5,860	$8,047	$12,218

Amounts reported in the Condensed Consolidated Balance Sheets for leases where we are the lessee were as follows:

(Thousands)	Location on Condensed Consolidated Balance Sheets	June 30, 2021	December 31, 2020
Operating leases
ROU assets, net	Other assets, net	$73,620	$97,850
Lease liabilities	Accounts payable, accrued expenses and other liabilities, net	49,909	71,483

Finance leases
ROU asset, gross	Property, plant and equipment, net	$71,444	$128,098
Lease liabilities	Finance lease obligations	14,497	48,724

Weighted-average remaining lease term
Operating leases		8.8 years	12.2 years
Finance leases		13.3 years	13.3 years

Weighted-average discount rate
Operating leases		9.5%	9.9%
Finance leases		11.0%	8.0%

Other information related to leases as of June 30, 2021 and 2020, respectively, are as follows:

(Thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1,627	$1,957
Operating cash flows from operating leases	10,381	14,470
Financing cash flows from finance leases	1,393	1,979

Non-cash items:
New operating leases and remeasurements, net	$1,722	$3,847
New finance leases	-	31

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Future lease payments under non-cancellable leases as of June 30, 2021 are as follows:

(Thousands)	Operating Leases	Finance Leases
2021	$7,446	$1,164
2022	12,672	2,225
2023	10,484	2,174
2024	8,064	1,972
2025	5,439	1,911
Thereafter	31,892	15,440
Total undiscounted lease payments	$75,997	$24,886
Less: imputed interest	(26,088)	(10,389)
Total lease liabilities	$49,909	$14,497

Future sublease rentals as of June 30, 2021 are as follows:

(Thousands)	Sublease Rentals
2021	$4,458
2022	9,310
2023	9,377
2024	9,445
2025	9,513
Thereafter	136,177
Total	$178,280

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 5. Asset Dispositions

2021 Transaction

Everstream OpCo-PropCo Transaction

On May 28, 2021, the Company completed its previously announced strategic transaction with Everstream Solutions LLC (“Everstream”).  As part of the transaction, Uniti entered into two 20-year dark fiber indefeasible rights of use (“IRU”) lease agreements with Everstream on Uniti owned fiber.  Concurrently, Uniti sold its Uniti Fiber Northeast operations and certain dark fiber IRU contracts acquired as part of the Windstream settlement to Everstream.  Total cash consideration, including upfront IRU payments, was approximately $135 million.  In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20-year term of the IRU lease agreements, subject to an annual escalator of 2%.  During the second quarter, we recorded a gain of $28.1 million related to this transaction, which is included in gain on sale of operations in our Condensed Consolidated Statements of Income (Loss).

(Thousands)	June 30, 2021
Assets and liabilities sold:
Assets:
Property, plant and equipment, net	$44,685
Goodwill	17,794
Intangible assets, net	7,264
Right of use assets, net	19,841
Total assets	$89,584

Liabilities:
Lease liabilities	$18,779
Intangible liabilities, net	4,492
Finance lease obligations	32,343
Total liabilities	$55,614

Cash consideration	$62,113
Less: total assets and liabilities sold, net	(33,970)
Gain on sale of operations	$28,143

2020 Transaction

Sale of U.S. Tower Portfolio

On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody Investment Advisors LP (“Melody”), selling net assets having a book value of $190.0 million for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the tower business, having a fair value of $26.0 million, through a newly formed limited partnership with Melody (see Note 6), and will receive incremental earn-out payments, estimated to be $1.6 million, which is included in other assets on the Condensed Consolidated Balance Sheet as of December 31, 2020.  During the quarter ended June 30, 2020, we recorded a gain of $63.4 million related to this transaction.

Note 6. Investments in Unconsolidated Entities

As of June 30, 2021, the Company had an aggregate investment of $65.0 million in its equity method unconsolidated entities, which included a 42% interest in BB Fiber Holdings LLC (“Fiber Holdings”) and an 8% interest in Harmoni Towers LP (“Harmoni”).

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Fiber Holdings

Fiber Holdings was primarily established to develop fiber networks as real estate property for long-term investment.  On July 1, 2020, the Company completed the sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”).  Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner.  Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco.  The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings was approximately $40.5 million as of June 30, 2021. The Company has not provided financial support to Fiber Holdings.

Harmoni

Harmoni was primarily established to develop wireless communication towers as real estate property for long-term investment.  We concluded that Harmoni is a VIE; however, the Company determined that it was not the primary beneficiary of Harmoni because the Company lacks the power to direct the activities that most significantly impact its economic performance. The Company’s current investment and maximum exposure to loss as a result of its involvement with Harmoni was approximately $24.5 million as of June 30, 2021. The Company has not provided financial support to Harmoni.

We provide transition services to Harmoni in exchange for fees and reimbursements. Total transition service fees earned in connection with Harmoni for the three and six months ended June 30, 2021 were $0.1 million and $0.2 million, respectively, which is included in operating expense on a net basis in our Condensed Consolidated Statements of Income (Loss).

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

The following table summarizes the fair value of our financial instruments at June 30, 2021 and December 31, 2020:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2021
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,410,313	$-	$2,410,313	$-
Senior secured notes - 4.75%, due April 15, 2028	569,288	-	569,288	-
Senior unsecured notes - 7.125%, due December 15, 2024	621,000	-	621,000	-
Senior unsecured notes - 6.50%, due February 15, 2029	1,115,550	-	1,115,550	-
Exchangeable senior notes - 4.00%, due June 15, 2024	399,769	-	399,769	-
Senior secured revolving credit facility, variable rate, due December 10, 2024	95,000	-	95,000	-
Settlement payable	378,718	-	378,718	-
Derivative liability, net	16,786	-	16,786	-
Total	$5,606,424	$-	$5,606,424	$-

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2020
Liabilities
Senior secured notes - 6.00%, due April 15, 2023	$561,000	$-	$561,000	$-
Senior secured notes - 7.875%, due February 15, 2025	2,410,313	-	2,410,313	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,112,775	-	1,112,775	-
Senior unsecured notes - 7.125%, due December 15, 2024	601,500	-	601,500	-
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	426,058	-	426,058	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	110,000	-	110,000	-
Settlement payable	418,840	-	418,840	-
Derivative liability, net	22,897	-	22,897	-
Contingent consideration	2,957	-	-	2,957
Total	$5,666,340	$-	$5,663,383	$2,957

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $4.97 billion at June 30, 2021, with a fair value of $5.21 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 9. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.

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

Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence (the “Settlement Payable”). See Note 14.  The Settlement Payable is recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy.  The remaining fair value of the Settlement Payable is $378.7 million and is reported on our Condensed Consolidated Balance Sheet at June 30, 2021. There have been no changes in the valuation methodologies used since the initial recording.

We acquired Tower Cloud, Inc. (“Tower Cloud”) on August 31, 2016.  As part of the Tower Cloud acquisition, we were obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones from the date of acquisition through December 31, 2021. During the three months ended March 31, 2021, the Company paid $3.0 million for the achievement of the final remaining milestone in accordance with the Tower Cloud merger agreement.  During the six months ended June 30, 2020, we paid $7.1 million for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration arrangements are recorded in our Condensed Consolidated Statements of Income (Loss) in the period in which the change occurs.  The final measurement of the contingent consideration was recorded during the three months ended March 31, 2021, resulting in an increase in the fair value of less than $0.1 million. For the three and six months ended June 30, 2020, there was a $4.6 million and $6.1 million, respectively, increase in the fair value of the contingent consideration that was recorded in other (income) expense on the Condensed Consolidated Statements of Income (Loss).

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2020	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	June 30, 2021
Contingent consideration	$2,957	$-	$22	$(2,979)	$-

Note 8. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	June 30, 2021	December 31, 2020
Land	Indefinite	$27,936	$27,945
Building and improvements	3 - 40 years	358,570	351,305
Poles	30 years	273,934	266,758
Fiber	30 years	3,875,028	3,737,372
Equipment	5 - 7 years	314,256	298,912
Copper	20 years	3,902,265	3,850,987
Conduit	30 years	89,960	89,773
Tower assets	20 years	8,544	8,571
Finance lease assets	(1)	71,444	74,103
Other assets	15 - 20 years	10,644	10,553
Corporate assets	3 - 7 years	13,829	13,475
Construction in progress	(1)	85,562	47,086
		9,031,972	8,776,840
Less accumulated depreciation		(5,631,217)	(5,503,487)
Net property, plant and equipment		$3,400,755	$3,273,353
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three and six months ended June 30, 2021 was $64.9 million and $131.1 million, respectively. Depreciation expense for the three and six months ended June 30, 2020 was $77.2 million and $155.0 million, respectively.

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

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured term loan B facility. These interest rate swaps were designated as cash flow hedges and have a notional value of $2.01 billion and mature on October 24, 2022.  As result of the repayment of the Company’s senior secured term loan B facility in February 2020, the Company entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps.  As a result, the Company discontinued hedge accounting as the hedge accounting requirements were no longer met.  Amounts in accumulated other comprehensive (loss) income as of the date of de-designation, will be reclassified to interest expense as the hedged transactions impact earnings.  Prospectively, changes in fair value of all interest rate swaps will be recorded directly to earnings.

The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Condensed Consolidated Balance Sheets.  The following tables present the gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of June 30, 2021 and December 31, 2020:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At June 30, 2021
Assets
Interest rate swaps	$19,965	$(19,965)	$-
Total	$19,965	$(19,965)	$-

Liabilities
Interest rate swaps	$36,751	$(19,965)	$16,786
Total	$36,751	$(19,965)	$16,786

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At December 31, 2020
Assets
Interest rate swaps	$27,869	$(27,869)	$-
Total	$27,869	$(27,869)	$-

Liabilities
Interest rate swaps	$50,766	$(27,869)	$22,897
Total	$50,766	$(27,869)	$22,897

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	June 30, 2021	December 31, 2020
Interest rate swaps	Derivative liability, net	$16,786	$22,897

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

As of June 30, 2021, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability, net in our Condensed Consolidated Balance Sheets. As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Loss for the three and six months ended June 30, 2021 was $2.8 million and $5.7 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Loss for the three and six months ended June 30, 2020 was $2.8 million and $5.2 million, respectively.

During the next twelve months, beginning July 1, 2021, we estimate that $11.3 million will be reclassified as an increase to interest expense.

Exchangeable Notes Hedge Transactions

On June 25, 2019, concurrently with the pricing of the Exchangeable Notes (see Note 11), and on June 27, 2019, concurrently with the exercise by the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”) of their option to purchase additional Exchangeable Notes, Uniti Fiber, the issuer of the Exchangeable Notes, entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers or their respective affiliates (collectively, the “Counterparties”). The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.

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

Warrant Transactions

On June 25, 2019, concurrently with the pricing of the Exchangeable Notes, and on June 27, 2019 concurrently with the exercise by the Initial Purchasers of their option to purchase additional Exchangeable Notes, the Company entered into warrant transactions to sell to the Counterparties Warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of approximately $16.42 per share. The maximum number of shares of the Company’s common stock that could be issued pursuant to the Warrants is approximately 55.5 million. The Company offered and sold the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. If the market value per share of the Company’s common stock, as measured under the Warrants, at the time of exercise exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants will expire over a period beginning in September 2024.

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

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 10. Goodwill and Intangible Assets and Liabilities

There were no changes in the carrying amount of goodwill occurring during the three and six months ended June 30, 2021. The balance of goodwill recorded in our Fiber Infrastructure segment as of June 30, 2021 and December 31, 2020 is as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2020	$601,878	$601,878
Goodwill at June 30, 2021	601,878	601,878

(Thousands)	June 30, 2021		December 31, 2020
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(94,426)	$416,104	$(82,989)
Contracts	52,536	(4,925)	48,269	(1,068)
Underlying Rights	10,497	(262)	10,497	(87)

Total intangible assets	$479,137		$474,870
Less: accumulated amortization	(99,613)		(84,145)
Total intangible assets, net	$379,524		$390,725

Finite life intangible liabilities:
Below-market leases	$191,154	(8,021)	$190,086	(2,200)

Finite life intangible liabilities:
Below-market leases	$191,154		$190,086
Less: accumulated amortization	(8,021)		(2,200)
Total intangible liabilities, net	$183,133		$187,886

As of June 30, 2021, the remaining weighted average amortization period of the Company’s intangible assets and liabilities was 15.3 years and 18.4 years, respectively. Amortization expense for the three and six months ended June 30, 2021 was $4.7 million and $9.5 million, respectively. Amortization expense for the three and six months ended June 30, 2020 was $7.8 million and $16.1 million, respectively.

Amortization expense is estimated to be $19.1 million for the full year of 2021, $19.1 million in 2022, $19.0 million in 2023, $19.0 million in 2024, and $19.0 million for 2025.

Note 11. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt are as follows:

(Thousands)	June 30, 2021	December 31, 2020
Principal amount	$4,970,000	$4,965,000
Less unamortized discount, premium and debt issuance costs	(85,590)	(148,476)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,884,410	$4,816,524

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Notes and other debt at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021		December 31, 2020
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.49%)	$-	$-	$550,000	$(4,053)
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	2,250,000	(35,730)	2,250,000	(39,852)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(9,479)	-	-
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	-	-	1,110,000	(22,024)
Senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	345,000	(7,359)	345,000	(69,608)
Senior unsecured notes - 7.125% due December 15, 2024 (discount is based on imputed interest rate of 7.38%)	600,000	(4,794)	600,000	(5,316)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(21,668)	-	-
Senior secured revolving credit facility, variable rate, due December 10, 2024	95,000	(6,560)	110,000	(7,623)
Total	$4,970,000	$(85,590)	$4,965,000	$(148,476)

At June 30, 2021, notes and other debt included the following: (i) $95.0 million under the Revolving Credit Facility (as defined below) pursuant to the credit agreement by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $2.25 billion aggregate principal amount of 7.875% senior secured notes due 2025 (the “2025 Secured Notes”); (iii) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due 2028 (the “2028 Secured Notes”); (iv) $600.0 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes”); (v) $1.11 billion aggregate principal amount of 6.50% Senior Notes due February 15, 2029 (the “2029 Notes”); and (vi) $345.0 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes” and, collectively with the 2025 Secured Notes, 2028 Notes, 2024 Notes and 2029 Notes, the Notes). Until our net leverage ratio is below 5.75 : 1.00, our 2025 Secured Notes limit our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains.  Except as disclosed below with respect to the 2029 Notes and the 2028 Secured Notes, the terms of the Notes are as described in the Company’s Annual Report.

On February 2, 2021, the Borrowers, as co-issuers, issued $1.11 billion aggregate principal of the 2029 Notes and used the net proceeds to fund the tender offer of substantially all outstanding $1.11 billion aggregate principal amount of 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”), of which $58.8 million remained outstanding as of March 31, 2021.  On April 15, 2021, the Borrowers redeemed the $58.8 million remaining outstanding principal amount of the 2023 Notes.  During the three months ended March 31, 2021, we recognized a $38.0 million loss on the tendered 2023 Notes within interest expense, net on the Condensed Consolidated States of Income (loss), which included $20.4 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $17.6 million of cash interest expense for the tender premium. The remaining unamortized discount and deferred financing costs of $1.1 million was written off on April 15, 2021 when the outstanding principal amount was repaid.

The 2029 Notes were issued at an issue price of 100% of their principal amount pursuant to an indenture, dated as of February 2, 2021 (the “2029 Indenture”), among the Borrowers, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee.

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

On April 20, 2021, the Borrowers issued $570 million aggregate principal amount of 4.750% Senior Secured Notes due 2028 and used the net proceeds from the offering to fund the redemption in full of the $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes”) on May 6, 2021. On April 20, 2021, the Borrowers deposited amounts sufficient to fund the redemption of the 2023 Secured Notes with the trustee and satisfied and discharged their respective obligations under the indenture governing the 2023 Secured Notes. During the three months ended June 30, 2021, we recognized a $4.3 million loss on the extinguishment of the 2023 Secured Notes within interest expense, net on the Condensed Consolidated States of Income (loss), which included $1.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $3.0 million of cash interest expense for the redemption premium.

The 2028 Secured Notes were issued at an issue price of 100% of their principal amount pursuant to an Indenture, dated as of April 20, 2021 (the “2028 Indenture”), among the Borrowers, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. The 2028 Secured Notes mature on April 15, 2028 and bear interest at a rate of 4.750% per year. Interest on the 2028 Secured Notes is payable on April 15 and October 15 of each year, beginning on October 15, 2021.

The Borrowers may redeem the 2028 Secured Notes, in whole or in part, at any time prior to April 15, 2024 at a redemption price equal to 100% of the principal amount of the 2028 Secured Notes redeemed plus accrued and unpaid interest on the 2028 Secured Notes, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the 2028 Indenture. Thereafter, the Borrowers may redeem the 2028 Secured Notes in whole or in part, at the redemption prices set forth in the 2028 Indenture. In addition, prior to April 15, 2024, the Borrowers may redeem up to 10% of the aggregate principal amount of the 2028 Secured Notes in any twelve month period at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date.   Further, at any time on or prior to April 15, 2024, up to 40% of the aggregate principal amount of the 2028 Secured Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 104.750% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued 2028 Secured Notes remains outstanding.  If certain changes of control of Uniti Group LP occur, holders of the 2028 Secured Notes will have the right to require the Borrowers to offer to repurchase their Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The 2028 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and on a senior secured basis by each of the Operating Partnership’s existing and future domestic restricted subsidiaries (other than the Borrowers) that guarantees indebtedness under the senior secured credit facilities (the “Guarantors”). In addition, the Borrowers will use commercially reasonable efforts to obtain necessary regulatory approval to allow certain non-guarantor subsidiaries of the Company to guarantee the 2028 Secured Notes, including by making filings to obtain such approval within 60 days of the issuance of the 2028 Secured Notes. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the 2028 Secured Notes.

The 2028 Secured Notes and the related guarantees are the Borrowers’ and the Guarantors’ senior secured obligations and the Company’s senior unsecured obligations and rank equal in right of payment with all of the Borrowers’ and the Guarantors’ existing and future senior unsubordinated obligations; effectively senior to all unsecured indebtedness of the Borrowers and the Guarantors, including the Borrowers’ existing senior unsecured notes, to the extent of the value of the collateral securing the 2028 Secured Notes; effectively equal with all of the Borrowers’ and the Guarantors’ existing and future indebtedness that is secured by first-priority liens on the collateral (including indebtedness under the senior secured credit facilities and existing secured notes); senior in right of payment to any of the Borrowers’ and Guarantors’ future subordinated indebtedness; and structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries (other than the Borrowers) that do not guarantee the 2028 Secured Notes. The 2028 Secured Notes and the related guarantees will also be effectively subordinated to any existing or future indebtedness that is secured by liens on assets that do not constitute a part of the collateral securing the 2028 Secured Notes to the extent of the value of such assets.

The 2028 Secured Notes and the related guarantees will be secured by liens on substantially all of the assets of the Borrowers and the Guarantors, which assets also ratably secure obligations under the existing secured notes and senior secured credit facilities, in each case, subject to certain exceptions and permitted liens. The collateral will not include real property (below a specified threshold of value), but will include certain fixtures and other equipment as well as cash that we receive pursuant the Windstream Leases.

The 2028 Indenture contains customary high yield covenants limiting the ability of Uniti Group LP and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Borrowers and their restricted subsidiaries to pay dividends or other amounts to the Borrowers. These covenants are subject to a number of limitations, qualifications and exceptions. The 2028 Indenture also contains customary events of default.

Credit Agreement

The Borrowers are party to the Credit Agreement, which after the Seventh Amendment (as defined below), provided for a $60.5 million non-extended revolving credit facility that matures on April 24, 2022 (the “Non-Extended Revolving Credit Facility”) and a $500 million revolving credit facility extended that will mature on December 10, 2024 (the “Extended Revolving Credit Facility” and together with Non-Extended Revolving Credit facility, the “Revolving Credit Facility”), which provide us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2021, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income (Loss). For the three and six months ended June 30, 2021, we recognized $4.1 million and $8.2 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and six months ended June 30, 2020, we recognized $4.5 million and $7.5 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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

The dilutive effect of the Exchangeable Notes (see Note 11) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares.  The dilutive effect of the Warrants (see Note 9) is calculated using the treasury-stock method.  During the three and six months ended June 30, 2021 and 2020, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2021	2020	2021	2020
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$48,907	$(587,744)	$44,469	$(666,597)
Less: Income allocated to participating securities	(333)	(424)	(581)	(624)
Dividends declared on convertible preferred stock	(2)	(1)	(5)	(4)
Net income (loss) attributable to common shares	$48,572	$(588,169)	$43,883	$(667,225)
Denominator:
Basic weighted-average common shares outstanding	231,801	192,479	231,636	192,358
Basic earnings (loss) per common share	$0.21	$(3.06)	$0.19	$(3.47)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2021	2020	2021	2020
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$48,907	$(587,744)	$44,469	$(666,597)
Less: Income allocated to participating securities	(333)	(424)	(581)	(624)
Dividends declared on convertible preferred stock	(2)	(1)	(5)	(4)
Impact on if-converted dilutive securities	2,974	-	-	-
Net income (loss) attributable to common shares	$51,546	$(588,169)	$43,883	$(667,225)
Denominator:
Basic weighted-average common shares outstanding	231,801	192,479	231,636	192,358
Effect of dilutive non-participating securities	135	-	226	-
Impact on if-converted dilutive securities	30,332	-	-	-
Weighted-average shares for dilutive earnings per common share	262,268	192,479	231,862	192,358
Dilutive earnings (loss) per common share	$0.20	$(3.06)	$0.19	$(3.47)

For the six months ended June 30, 2021, 30,332,262 potential common shares related to the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2020, 29,198,385 potential common shares related to the Exchangeable Notes and 730,863 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.

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

Consumer CLEC: Represents the operations of Talk America through which we operated the Consumer CLEC business, which prior to Uniti’s separation and spin-off from Windstream (the “Spin-Off”) was reported as an integrated operation within Windstream. Talk America provided local telephone, high-speed internet and long-distance services to customers in the eastern and central United States.  As of the end of the second quarter of 2020, we substantially completed a wind down of our Consumer CLEC business.

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

Selected financial data related to our segments is presented below for the three and six months ended June 30, 2021 and 2020:

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Three Months Ended June 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$196,057	$72,123	$-	$-	$-	$268,180

Adjusted EBITDA	$192,137	$29,439	$-	$-	$(5,842)	$215,734
Less:
Interest expense						106,388
Depreciation and amortization	40,474	29,132	-	-	65	69,671
Other expense, net						8,779
Transaction related and other costs						424
Gain on sale of real estate						(442)
Gain on sale of operations						(28,143)
Stock-based compensation						3,462
Income tax expense						5,084
Adjustments for equity in earnings from unconsolidated entities						872
Net income						$49,639

	Three Months Ended June 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$185,320	$79,140	$2,392	(32)	$-	$266,820

Adjusted EBITDA	$182,810	$28,493	$85	$(292)	$(8,227)	$202,869
Less:
Interest expense						107,243
Depreciation and amortization	52,405	32,279	14	197	74	84,969
Other expense, net						6,013
Settlement expense						650,000
Transaction related and other costs						18,556
Gain on sale of real estate						(63,818)
Stock-based compensation						4,110
Income tax benefit						(5,875)
Net loss						$(598,329)

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

	Six Months Ended June 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$390,993	$149,773	$-	$-	$-	$540,766

Adjusted EBITDA	$383,634	$59,160	$-	$-	$(12,812)	$429,982
Less:
Interest expense						246,969
Depreciation and amortization	82,700	57,802	-	-	133	140,635
Other income, net						10,097
Transaction related and other costs						4,561
Gain on sale of real estate						(442)
Gain on sale of operations						(28,143)
Stock-based compensation						6,797
Income tax expense						2,527
Adjustments for equity in earnings from unconsolidated entities						1,844
Net income						$45,137

	Six Months Ended June 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$369,672	$156,547	$6,112	$651	$-	$532,982

Adjusted EBITDA	$364,689	$56,034	$77	$(275)	$(15,942)	$404,583
Less:
Interest expense						285,636
Depreciation and amortization	107,027	62,340	783	791	149	171,090
Other income, net						9,088
Settlement expense						650,000
Transaction related and other costs						34,528
Gain on sale of real estate						(63,818)
Stock-based compensation						7,105
Income tax benefit						(10,451)
Net loss						$(678,595)

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

Windstream Commitments

Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020.  As of the date of this Quarterly Report on Form 10-Q, the Company made the first four quarterly payments totaling $98.0 million.

Further, we are obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029.  Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.  If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, our combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.  Accordingly, because we funded $84.7 million of the $125 million limit in 2020, we are committed to fund up to $265.3 million of Growth Capital Improvements in 2021. During the six months ended June 30, 2021, Uniti reimbursed $92.1 million of Growth Capital Improvements, of which $28.5 million, as allowed under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as tenant funded capital improvements. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $0.9 million and reported within other assets on our Condensed Consolidated Balance Sheet as of June 30, 2021, will be amortized against revenue over the initial term of the Windstream Leases.

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, and a hearing on the motion was heard on May 12, 2020. On November 4, 2020, the court granted the Defendants’ motion and dismissed SLF’s amended complaint, in its entirety, with prejudice.  On December 1, 2020, SLF filed a notice of appeal to the United States Court of Appeals for the Third Circuit from the district court’s dismissal order.  The appeal is scheduled to be fully briefed by August 19, 2021.  We have evaluated this matter under the guidance provided by ASC 450-20, Contingencies (“ASC 450”), and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws (the “Shareholder Actions”), based on claims similar to those asserted in the SLF Action.  On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation. On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the consolidated Shareholder Actions.  The consolidated amended complaint seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The Shareholder Actions assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose, among other things, the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.” The Shareholder Actions seek class certification, unspecified monetary damages, costs and attorneys’ fees and other relief.  On July 10, 2020, defendants moved to dismiss the consolidated amended complaint.  On April 1, 2021, the court issued an order denying defendants’ motion to dismiss. On April 15, 2021, defendants filed a motion for reconsideration of the order or, in the alternative, for certification of an appeal of the decision to the Eighth Circuit.  Plaintiffs formally opposed this motion on April 29, 2021.  The District Court has not yet ruled on the motion.  We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. We have evaluated this matter under the guidance provided by ASC 450, and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

We maintain insurance policies that would provide coverage to various degrees for potential liabilities arising from the legal proceedings described above.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2021.

Uniti Group Inc.

Notes to the Condensed Consolidated Financial Statements – Continued

(unaudited)

Note 15. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2021	2020	2021	2020
Cash flow hedge changes in fair value (loss) gain:
Balance at beginning of period attributable to common shareholders	$(30,353)	$(30,353)	$(30,353)	$(23,442)
Other comprehensive loss before reclassifications	-	-	-	(7,713)
Amounts reclassified from accumulated other comprehensive income	-	-	-	677
Balance at end of period	(30,353)	(30,353)	(30,353)	(30,478)
Less: Other comprehensive loss attributable to noncontrolling interest	-	-	-	(125)
Balance at end of period attributable to common shareholders	(30,353)	(30,353)	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to common shareholders	12,773	1,636	9,986	-
Amounts reclassified from accumulated other comprehensive income	2,829	2,830	5,658	4,496
Balance at end of period	15,602	4,466	15,644	4,496
Less: Other comprehensive (loss) income attributable to noncontrolling interest	41	50	83	80
Balance at end of period attributable to common shareholders	15,561	4,416	15,561	4,416
Accumulated other comprehensive loss at end of period	$(14,792)	$(25,937)	$(14,792)	$(25,937)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2021. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2021, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 30, 2021 (the “Annual Report”).

Overview

Company Description

Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”) is an independent, internally managed real estate investment trust (“REIT”) engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic, copper and coaxial broadband networks and data centers.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2021, we are the sole general partner of the Operating Partnership and own approximately 98.5% of the partnership interests in the Operating Partnership.

We aim to grow and diversify our portfolio and tenant base by pursuing a range of transaction structures with communication service providers, including (i) sale-leaseback transactions, whereby we acquire existing infrastructure assets from third parties, including communication service providers, and lease them back on a long-term triple-net basis; (ii) leasing of dark fiber and selling of lit services on our existing fiber network assets that we either constructed or acquired; (iii) whole company acquisitions, which may include the use of one or more TRSs that are permitted under the tax laws to acquire and operate non-REIT businesses and assets subject to certain limitations; (iv) capital investment financing, whereby we offer communication service providers a cost efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (v) mergers and acquisitions financing, whereby we facilitate mergers and acquisition transactions as a capital partner, including through operating company-property company (“OpCo-PropCo”) structures. Consistent with this strategy, we regularly evaluate and consider potential opportunities.

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

Towers Segment: Represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate and leased space on communications towers to wireless service providers and other tenants in the United States.  Starting in 2019, the Company completed a series of transactions to largely divest of its towers business and on April 2, 2019, May 23, 2019 and June 1, 2020, the Company completed the sales of its Latin American business, substantially all of its U.S. ground lease business, and its U.S. tower business, respectively.  Portions of our former towers business were a component of our REIT operations, while the remainder were owned and operated by our TRSs.

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

Significant Business Developments

Secured Notes Offering and Redemption. On April 20, 2021, the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as co-issuers collectively, the “Issuers,” issued $570 million aggregate principal amount of 4.750% Senior Secured Notes due 2028 (the “2028 Secured Notes”) and used the proceeds to fund the redemption of their outstanding 6.00% Senior Secured Notes due 2023 (the “2023 Secured Notes”). The Issuers satisfied and discharged their respective obligations under the indenture governing the 2023 Secured Notes on April 20, 2021 and redeemed the 2023 Secured Notes in full on May 6, 2021.

Everstream Solutions LLC OpCo-PropCo Transaction. On May 28, 2021, the Company completed its previously announced strategic transaction with Everstream Solutions LLC (“Everstream”).  As part of the transaction, Uniti entered into two 20-year IRU lease agreements with Everstream on Uniti owned fiber.  Concurrently, Uniti sold its Uniti Fiber Northeast operations and certain dark fiber IRU contracts acquired as part of the Windstream settlement to Everstream.  Total cash consideration, including upfront IRU payments, was approximately $135 million.  In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20-year term of the IRU lease agreements, subject to an annual escalator of 2%.  During the second quarter, we recorded a gain of $28.1 million related to this transaction, which is included in gain on sale of operations in our Condensed Consolidated Statements of Income (Loss).

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$196,057	73.1%	$185,320	69.4%
Fiber Infrastructure	72,123	26.9%	79,140	29.7%
Tower	-	0.0%	2,392	0.9%
Consumer CLEC	-	0.0%	(32)	0.0%
Total revenues	268,180	100.0%	266,820	100.0%
Costs and Expenses:
Interest expense	106,388	39.6%	107,243	40.1%
Depreciation and amortization	69,671	26.0%	84,969	31.7%
General and administrative expense	24,900	9.3%	27,894	10.5%
Operating expense	33,185	12.4%	40,167	15.1%
Settlement expense	-	0.0%	650,000	243.6%
Transaction related and other costs	424	0.2%	18,556	7.0%
Gain on sale of real estate	(442)	(0.2%)	(63,818)	(23.9%)
Gain on sale of operations	(28,143)	(10.5%)	-	0.0%
Other expense, net	8,021	3.0%	6,013	2.3%
Total costs and expenses	214,004	79.8%	871,024	326.4%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	54,176	20.2%	(604,204)	(226.4%)
Income tax expense (benefit)	5,084	1.9%	(5,875)	(2.2%)
Equity in (earnings) from unconsolidated entities	(547)	(0.2%)	-	0.0%
Net income (loss)	49,639	18.5%	(598,329)	(224.2%)
Net income (loss) attributable to noncontrolling interests	732	0.3%	(10,585)	(3.9%)
Net income (loss) attributable to shareholders	48,907	18.2%	(587,744)	(220.3%)
Participating securities' share in earnings	(333)	(0.1%)	(424)	(0.1%)
Dividends declared on convertible preferred stock	(2)	(0.0%)	(1)	(0.0%)
Net income (loss) attributable to common shareholders	$48,572	18.1%	$(588,169)	(220.4%)

The following tables set forth, for the three months ended June 30, 2021 and 2020, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Three Months Ended June 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$196,057	$72,123	$-	$-	$-	$268,180

Adjusted EBITDA	$192,137	$29,439	$-	$-	$(5,842)	$215,734
Less:
Interest expense						106,388
Depreciation and amortization	40,474	29,132	-	-	65	69,671
Other expense, net						8,779
Transaction related and other costs						424
Gain on sale of real estate						(442)
Gain on sale of operations						(28,143)
Stock-based compensation						3,462
Income tax expense						5,084
Adjustments for equity in earnings from unconsolidated entities						872
Net income						$49,639

	Three Months Ended June 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$185,320	$79,140	$2,392	(32)	$-	$266,820

Adjusted EBITDA	$182,810	$28,493	$85	$(292)	$(8,227)	$202,869
Less:
Interest expense						107,243
Depreciation and amortization	52,405	32,279	14	197	74	84,969
Other expense, net						6,013
Settlement expense						650,000
Transaction related and other costs						18,556
Gain on sale of real estate						(63,818)
Stock-based compensation						4,110
Income tax benefit						(5,875)
Net loss						$(598,329)

Summary of Operating Metrics

	Operating Metrics
	As of June 30,
	2021	2020	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	4,600,000	4,400,000	4.5%
Copper strand miles	230,000	230,000	0.0%
Fiber Infrastructure:
Fiber strand miles	2,540,000	2,130,000	19.2%
Customer connections	25,383	24,288	4.5%

Revenues

	Three Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$196,057	73.1%	$185,320	69.4%
Fiber Infrastructure	72,123	26.9%	79,140	29.7%
Towers	-	0.0%	2,392	0.9%
Consumer CLEC	-	0.0%	(32)	0.0%
Total revenues	$268,180	100.0%	$266,820	100.0%

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

Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans were made to Windstream during quarter ended June 30, 2021.

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

During the three months ended June 30, 2021, Uniti reimbursed $49.4 million of Growth Capital Improvements.  Subsequent to June 30, 2021, Windstream requested, and we reimbursed $11.8 million of qualifying Growth Capital Improvements.  As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $188.6 million of Growth Capital Improvements.

	Three Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash rent	$166.4	84.9%	$165.6	89.4%
Non-cash revenue
TCI revenue	9.5	4.8%	8.7	4.7%
Straight-line revenue	6.0	3.1%	-	0.0%
Total non-cash revenue	15.5	7.9%	8.7	4.7%
Total Windstream revenue	181.9	92.8%	174.3	94.1%
Other triple-net leasing and dark fiber IRU	14.2	7.2%	11.0	5.9%
Total Leasing revenues	$196.1	100.0%	$185.3	100.0%

The increase in TCI revenue is attributable to continued investment by Windstream, which invested $43.9 million in TCIs during the three months ended June 30, 2021.  The total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $952.5 million as of June 30, 2021.  For the three months ended June 30, 2021, we recognized $14.2 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements. For the three months ended June 30, 2020, we recognized $11.0 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.

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

Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$22,979	31.9%	$27,216	34.3%
Enterprise and wholesale	21,327	29.6%	19,628	24.8%
E-Rate and government	15,926	22.1%	21,821	27.6%
Dark fiber and small cells	11,067	15.3%	9,720	12.3%
Other services	824	1.1%	755	1.0%
Total Fiber Infrastructure revenues	$72,123	100.0%	$79,140	100.0%

For the three months ended June 30, 2021, Fiber Infrastructure revenues totaled $72.1 million as compared to $79.1 million for the three months ended June 30, 2020. As of June 30, 2021, we had approximately 25,383 customer connections, up from 24,288 customer connections as of June 30, 2020.

Towers – For the three months ended June 30, 2021, we recognized no revenue from the Towers business, as we completed the sale of our U.S. tower business on June 1, 2020.

Consumer CLEC – For the three months ended June 30, 2021, we recognized no revenue from the Consumer CLEC Business, as we substantially completed the wind down of the business as of the end of the second quarter of 2020.

Interest Expense, net

	Three Months Ended June 30,
(Thousands)	2021	2020	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate (1)	$-	$2,830	$(2,830)
Senior secured notes - 4.75%, 6.00% and 7.875%	54,312	53,430	882
Senior unsecured notes - 4.00%, 6.50%. 7.125% and 8.25%	32,377	37,030	(4,653)
Senior secured revolving credit facility - variable rate	2,571	4,532	(1,961)
Early redemption payment	2,991	-	2,991
Other	3,612	1,109	2,503
Total cash interest	95,863	98,931	(3,068)
Non-cash:
Amortization of deferred financing costs and debt discount	4,412	8,958	(4,546)
Write off of deferred financing costs and debt discount	2,413	-	2,413
Accretion of settlement payable	4,326	-	4,326
Capitalized Interest	(626)	(646)	20
Total non-cash interest	10,525	8,312	2,213
Total interest expense, net	$106,388	$107,243	$(855)
(1) Swapped to fixed rate. See Note 9

Interest expense for the three months ended June 30, 2021 decreased $0.9 million compared to the three months ended June 30, 2020. The decrease is primarily due to lower cash interest expense resulting from the extinguishment of 2023 Secured Notes and 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”), partially offset by the debt extinguishment loss of $5.4 million on the 2023 Secured Notes for three months ended June 30, 2021.

Depreciation and Amortization Expense

	Three Months Ended June 30,
(Thousands)	2021	2020	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$41,419	$50,732	$(9,313)
Fiber Infrastructure	23,414	26,309	(2,895)
Corporate	65	74	(9)
Towers	-	14	(14)
Consumer CLEC	-	-	-
Total depreciation expense	64,898	77,129	(12,231)
Amortization expense
Leasing	(945)	1,673	(2,618)
Fiber Infrastructure	5,718	5,970	(252)
Corporate	-	-	-
Towers	-	-	-
Consumer CLEC	-	197	(197)
Total amortization expense	4,773	7,840	(3,067)
Total depreciation and amortization expense	$69,671	$84,969	$(15,298)

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets and liabilities. Charges for depreciation and amortization for the three months ended June 30, 2021 totaled $69.7 million, which included $64.9 million of depreciation expense and $4.8 million of amortization expense. Charges for depreciation and amortization for the three months ended June 30, 2020 totaled $85.0 million, which included $77.2 million of depreciation expense and $7.8 million of amortization expense.

General and Administrative Expense

	Three Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Fiber Infrastructure	$13,926	5.2%	$13,731	5.2%
Leasing	2,612	1.0%	1,774	0.7%
Corporate	8,362	3.1%	11,306	4.2%
Towers	-	0.0%	995	0.4%
Consumer CLEC	-	0.0%	88	0.0%
Total general and administrative expenses	$24,900	9.3%	$27,894	10.5%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended June 30, 2021, general and administrative costs totaled $24.9 million, which includes $3.5 million of stock-based compensation.  For the three months ended June 30, 2020, general and administrative costs totaled $27.9 million, which included $4.1 million of stock-based compensation expense.

Operating Expense

Operating expense for the three months ended June 30, 2021 decreased by $7.0 million from the three months ended June 30, 2020, which was primarily attributable to decreases in Fiber Infrastructure, Towers and Consumer CLEC Business operating expenses offset by an increase in Leasing operating expenses discussed below.  Operating expense for our reportable segments for the three months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$29,572	11.1%	$37,697	14.2%
Leasing	3,613	1.3%	868	0.3%
Towers	-	0.0%	1,430	0.5%
CLEC	-	0.0%	172	0.1%
Total operating expenses	$33,185	12.4%	$40,167	15.1%

Fiber Infrastructure – For the three months ended June 30, 2021, Fiber Infrastructure operating expenses totaled $29.6 million as compared to $37.7 million for the three months ended June 30, 2020.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses. The decrease in operating expenses is primarily attributable to a decrease of $5.6 million in construction related expenses.

Leasing – Leasing operating expense was $3.6 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively.  The increase is primarily driven by a $2.1 million increase in network expenses due to the asset purchase agreement the Company entered into with Windstream which was completed in the third quarter of 2020.

Towers – For the three months ended June 30, 2021, Towers operating expenses were not incurred as the U.S. tower business sale was completed on June 1, 2020.  Towers operating expense was $1.4 million for the three months ended June 30, 2020.

Consumer CLEC – For the three months ended June 30, 2021, Consumer CLEC Business operating expenses were not incurred, as we substantially completed the wind down of the business as of the end of the second quarter of 2020.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the three months ended June 30, 2021, we incurred $0.4 million of transaction related and other costs, compared to $18.6 million of such costs during the three months ended June 30, 2020. The decrease is primarily related to incurring $10.8 million of total costs related to the Windstream bankruptcy for the three months ended June 30, 2020, and we incurred $3.8 million in costs related to the sale of our U.S. towers business during the three months ended June 30, 2020.

Income Tax Benefit

The income tax benefit recorded for the three months ended June 30, 2021 and 2020, respectively, is related to the tax impact of the following:

	Three Months Ended June 30,
(Thousands)	2021	2020
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(2,949)	$(6,149)
Gain on sale of operations	7,041	-
Other undistributed REIT taxable income	467	-
REIT state and local taxes	561	-
Other	(36)	274
Total income tax benefit	$5,084	$(5,875)

Comparison of the six months ended June 30, 2021 and 2020

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Six Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$390,993	72.3%	$369,672	69.4%
Fiber Infrastructure	149,773	27.7%	156,547	29.4%
Tower	-	0.0%	6,112	1.1%
Consumer CLEC	-	0.0%	651	0.1%
Total revenues	540,766	100.0%	532,982	100.0%
Costs and Expenses:
Interest expense	246,969	45.7%	285,636	53.6%
Depreciation and amortization	140,635	26.0%	171,090	32.1%
General and administrative expense	50,723	9.4%	55,027	10.3%
Operating expense	71,269	13.2%	80,477	15.1%
Settlement expense	-	0.0%	650,000	122.0%
Transaction related and other costs	4,561	0.8%	34,528	6.5%
Gain on sale of real estate	(442)	(0.1%)	(63,818)	(12.0%)
Gain on sale of operations	(28,143)	(5.2%)	-	0.0%
Other expense (income)	8,475	1.6%	9,088	1.7%
Total costs and expenses	494,047	91.4%	1,222,028	229.3%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	46,719	8.6%	(689,046)	(129.3%)
Income tax expense (benefit)	2,527	0.5%	(10,451)	(1.9%)
Equity in (earnings) from unconsolidated entities	(945)	(0.2%)	-	0.0%
Net income (loss)	45,137	8.3%	(678,595)	(127.3%)
Net income (loss) attributable to noncontrolling interests	668	0.1%	(11,998)	(2.3%)
Net income (loss) attributable to shareholders	44,469	8.2%	(666,597)	(125.1%)
Participating securities' share in earnings	(581)	(0.1%)	(624)	(0.1%)
Dividends declared on convertible preferred stock	(5)	(0.0%)	(4)	(0.0%)
Net income (loss) attributable to common shareholders	$43,883	8.1%	$(667,225)	(125.2%)

The following tables set forth, for the six months ended June 30, 2021 and 2020, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Six Months Ended June 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$390,993	$149,773	$-	$-	$-	$540,766

Adjusted EBITDA	$383,634	$59,160	$-	$-	$(12,812)	$429,982
Less:
Interest expense						246,969
Depreciation and amortization	82,700	57,802	-	-	133	140,635
Other income, net						10,097
Transaction related and other costs						4,561
Gain on sale of real estate						(442)
Gain on sale of operations						(28,143)
Stock-based compensation						6,797
Income tax expense						2,527
Adjustments for equity in earnings from unconsolidated entities						1,844
Net income						$45,137

	Six Months Ended June 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$369,672	$156,547	$6,112	$651	$-	$532,982

Adjusted EBITDA	$364,689	$56,034	$77	$(275)	$(15,942)	$404,583
Less:
Interest expense						285,636
Depreciation and amortization	107,027	62,340	783	791	149	171,090
Other income, net						9,088
Settlement expense						650,000
Transaction related and other costs						34,528
Gain on sale of real estate						(63,818)
Stock-based compensation						7,105
Income tax benefit						(10,451)
Net loss						$(678,595)

Revenues

	Six Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$390,993	72.3%	$369,672	69.4%
Fiber Infrastructure	149,773	27.7%	156,547	29.4%
Towers	-	0.0%	6,112	1.1%
Consumer CLEC	-	0.0%	651	0.1%
Total revenues	$540,766	100.0%	$532,982	100.0%

Leasing – During the six months ended June 30, 2021, Uniti reimbursed $92.1 million of Growth Capital Improvements, of which $28.5 million, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as TCIs.  Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $0.9 million and reported within other assets on our Condensed Consolidated Balance Sheet as of June 30, 2021, will be amortized against revenue over the initial term of the Windstream Leases.  Subsequent to June 30, 2021, Windstream requested, and we reimbursed $11.8 million of qualifying Growth Capital Improvements.  As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $188.6 million of Growth Capital Improvements.

	Six Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream leases:
Cash rent	$332.2	85.0%	$330.6	89.4%
Non-cash revenue
TCI revenue	18.8	4.8%	16.9	4.6%
Straight-line revenue	11.6	3.0%	-	0.0%
Total non-cash revenue	30.4	7.8%	16.9	4.6%
Total Windstream revenue	362.6	92.8%	347.5	94.0%
Other triple-net leasing and dark fiber IRU	28.4	7.2%	22.2	6.0%
Total Leasing revenues	$391.0	100.0%	$369.7	100.0%

The increase in TCI revenue is attributable to continued investment by Windstream, which invested $106.8 million in TCIs during the six months ended June 30, 2021.  The total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $952.5 million as of June 30, 2021.  For the six months ended June 30, 2021, we recognized $28.4 million of leasing revenues from non-Windstream triple-net leasing and dark fiber IRU arrangements. For the six months ended June 30, 2020, we recognized $22.2 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.

Fiber Infrastructure – Fiber Infrastructure revenues for the six months ended June 30, 2021 and 2020 consisted of the following:

	Six Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$48,023	32.0%	$55,408	35.5%
Enterprise and wholesale	42,327	28.3%	38,886	24.8%
E-Rate and government	35,290	23.6%	42,758	27.3%
Dark fiber and small cells	22,493	15.0%	18,192	11.6%
Other services	1,640	1.1%	1,303	0.8%
Total Fiber Infrastructure revenues	$149,773	100.0%	$156,547	100.0%

For the six months ended June 30, 2021, Fiber Infrastructure revenues totaled $149.8 million as compared to $156.5 million for the six months ended June 30, 2020.

Towers – For the six months ended June 30, 2021, we recognized no revenue from the Towers business, as we completed the sale of our U.S. tower business on June 1, 2020.

Consumer CLEC – For the six months ended June 30, 2021, we recognized no revenue from the Consumer CLEC Business, as we substantially completed the wind down of the business as of the end of the second quarter of 2020.

Interest Expense, net

	Six Months Ended June 30,
(Thousands)	2021	2020	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate (1)	$-	$20,205	$(20,205)
Senior secured notes - 4.75%, 6.00% and 7.875%	106,859	85,797	21,062
Senior unsecured notes - 4.00%, 6.50%. 7.125% and 8.25%	67,262	74,061	(6,799)
Senior secured revolving credit facility - variable rate	4,885	12,232	(7,347)
Tender premium and early redemption payments	20,541	-	20,541
Other	7,363	2,075	5,288
Total cash interest	206,910	194,370	12,540
Non-cash:
Amortization of deferred financing costs and debt discount	9,371	18,666	(9,295)
Write off of deferred financing costs and debt discount	22,828	73,952	(51,124)
Accretion of settlement payable	8,889	-	8,889
Capitalized Interest	(1,029)	(1,352)	323
Total non-cash interest	40,059	91,266	(51,207)
Total interest expense, net	$246,969	$285,636	$(38,667)
(1) Swapped to fixed rate. See Note 9

Interest expense for the six months ended June 30, 2021 decreased $38.7 million compared to the six months ended June 30, 2020. The decrease is primarily due to the decrease in debt extinguishment loss of $30.6 million on the 2023 Secured Notes and the 2023 Notes during the six months ended June 30, 2021 as compared to the write-off of unamortized deferred financing costs and debt discount related to the repayment of the senior secured term loan B and terminated commitments of the revolving loans of $72.5 million and $1.4 million, respectively, during the six months ended June 30, 2020.

Depreciation and Amortization Expense

	Six Months Ended June 30,
(Thousands)	2021	2020	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$84,589	$103,656	$(19,067)
Fiber Infrastructure	46,366	50,400	(4,034)
Corporate	133	149	(16)
Towers	-	783	(783)
Consumer CLEC	-	-	-
Total depreciation expense	131,088	154,988	(23,900)
Amortization expense
Leasing	(1,889)	3,371	(5,260)
Fiber Infrastructure	11,436	11,940	(504)
Corporate	-	-	-
Towers	-	-	-
Consumer CLEC	-	791	(791)
Total amortization expense	9,547	16,102	(6,555)
Total depreciation and amortization expense	$140,635	$171,090	$(30,455)

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets and liabilities. Charges for depreciation and amortization for the six months ended June 30, 2021 totaled $140.6 million, which included $131.1 million of depreciation expense and $9.5 million of amortization expense. Charges for depreciation and amortization for the six months ended June 30, 2020 totaled $171.1 million, which included $155.0 million of depreciation expense and $16.1 million of amortization expense.

General and Administrative Expense

	Six Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Fiber Infrastructure	$27,763	5.1%	$27,586	5.2%
Leasing	5,182	1.0%	3,507	0.6%
Corporate	17,778	3.3%	21,188	4.0%
Towers	-	0.0%	2,607	0.5%
Consumer CLEC	-	0.0%	139	0.0%
Total general and administrative expenses	$50,723	9.4%	$55,027	10.3%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the six months ended June 30, 2021, general and administrative costs totaled $50.7 million, which includes $6.8 million of stock-based compensation.  For the six months ended June 30, 2020, general and administrative costs totaled $55.0 million, which included $7.1 million of stock-based compensation expense.

Operating Expense

Operating expense for the six months ended June 30, 2021 decreased from the six months ended June 30, 2020, which was primarily attributable to decreases in Fiber Infrastructure, Towers and Consumer CLEC Business operating expenses offset by an increase in Leasing operating expenses discussed below.  Operating expense for our reportable segments for the six months ended June 30, 2021 and 2020 consisted of the following:

	Six Months Ended June 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$64,427	11.9%	$74,283	14.0%
Leasing	6,842	1.3%	1,715	0.3%
Towers	-	0.0%	3,692	0.7%
CLEC	-	0.0%	787	0.1%
Total operating expenses	$71,269	13.2%	$80,477	15.1%

Fiber Infrastructure – For the six months ended June 30, 2021, Fiber Infrastructure operating expenses totaled $64.4 million as compared to $74.3 million for the six months ended June 30, 2020.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses. The decrease in operating expenses is primarily attributable to a decrease of $11.4 million in construction related expenses, partially offset by increased personnel expense of $2.4 million.

Leasing – Leasing operating expense was $6.8 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively.  The increase is primarily driven by a $4.0 million increase in network expenses due to the asset purchase agreement the Company entered into with Windstream which was completed in the third quarter of 2020.

Towers – For the six months ended June 30, 2021, Towers operating expenses were not incurred as the U.S. tower business sale was completed on June 1, 2020.  Towers operating expense was $3.7 million for the six months ended June 30, 2020.

Consumer CLEC – For the six months ended June 30, 2021, Consumer CLEC Business operating expenses were not incurred, as we substantially completed the wind down of the business as of the end of the second quarter of 2020.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the six months ended June 30, 2021, we incurred $4.6 million of transaction related and other costs, compared to $34.5 million of such costs during the six months ended June 30, 2020. The decrease is primarily related to incurring $23.8 million of total costs related to the Windstream bankruptcy for the six months ended June 30, 2020, as compared to $1.3 million for the six months ended June 30, 2021, and we incurred $4.9 million in costs related to the sale of our U.S. towers business during the six months ended June 30, 2020.

Income Tax Benefit

The income tax benefit recorded for the six months ended June 30, 2021 and 2020, respectively, is related to the tax impact of the following:

	Six Months Ended June 30,
(Thousands)	2021	2020
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(6,008)	$(10,733)
Gain on sale of operations	7,041	-
Other undistributed REIT taxable income	532	-
REIT state and local taxes	939	-
Other	23	282
Total income tax (benefit) expense	$2,527	$(10,451)

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

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA and of our net (loss) income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2021	2020	2021	2020
Net income (loss)	$49,639	$(598,329)	$45,137	$(678,595)
Depreciation and amortization	69,671	84,969	140,635	171,090
Interest expense, net	106,388	107,243	246,969	285,636
Income tax expense (benefit)	5,084	(5,875)	2,527	(10,451)
EBITDA	$230,782	$(411,992)	$435,268	$(232,320)
Stock based compensation	3,462	4,110	6,797	7,105
Transaction related and other costs	424	18,556	4,561	34,528
Settlement expense	-	650,000	-	650,000
Gain on sale of operations	(28,143)	-	(28,143)	-
Gain on sale of real estate	(442)	(63,818)	(442)	(63,818)
Other expense	8,779	6,013	10,097	9,088
Adjustments for equity in earnings from unconsolidated entities	872	-	1,844	-
Adjusted EBITDA	$215,734	$202,869	$429,982	$404,583

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2021	2020	2021	2020
Net income (loss) attributable to common shareholders	$48,572	$(588,169)	$43,883	$(667,225)
Real estate depreciation and amortization	52,178	62,107	105,555	126,059
Gain on sale of real estate assets, net of tax	(442)	(63,818)	(442)	(63,818)
Participating securities share in earnings	333	424	581	624
Participating securities share in FFO	(681)	(406)	(1,025)	(606)
Real estate depreciation and amortization from unconsolidated entities	614	-	1,230	-
Adjustments for noncontrolling interests	(771)	30	(1,567)	(1,102)
FFO attributable to common shareholders	$99,803	$(589,832)	$148,215	$(606,068)
Transaction related and other costs	424	18,556	4,561	34,528
Change in fair value of contingent consideration	-	4,645	21	6,140
Amortization of deferred financing costs and debt discount	4,412	8,958	9,371	18,666
Write off of deferred financing costs and debt discount	2,413	-	22,828	73,952
Costs related to the early repayment of debt	10,935	-	28,485	-
Stock based compensation	3,462	4,110	6,797	7,105
Gain on sale of operations	(28,143)	-	(28,143)	-
Non-real estate depreciation and amortization	17,493	22,862	35,080	45,031
Settlement expense	-	650,000	-	650,000
Straight-line revenues	(7,309)	602	(14,215)	711
Maintenance capital expenditures	(2,408)	(2,253)	(4,384)	(3,361)
Other, net	1,961	(11,356)	(2,009)	(21,810)
Adjustments for equity in earnings from unconsolidated entities	258	-	614	-
Adjustments for noncontrolling interests	(52)	(12,317)	(870)	(14,339)
AFFO attributable to common shareholders	$103,249	$93,975	$206,351	$190,555

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

As of June 30, 2021, we had cash and cash equivalents of $108.5 million and approximately $465.5 million of borrowing availability under our Revolving Credit Facility. Subsequent to June 30, 2021, other than $11.8 million of Growth Capital Improvements (see “Result of Operations—Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends.  See “—Dividends.”

	Six Months Ended June 30,
(Thousands)	2021	2020
Cash flow from operating activities:
Net cash provided by operating activities	$318,477	$226,281

Cash provided by operating activities was $318.5 million and $226.3 million for the six months ended June 30, 2021 and 2020, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

	Six Months Ended June 30,
(Thousands)	2021	2020
Cash flow from investing activities:
Proceeds from sale of other equipment	$399	$-
Proceeds from sale of real estate, net of cash	1,034	225,149
Proceeds from sale of operations	62,113	-
Other capital expenditures	(177,934)	(134,035)
Net cash (used in) provided by investing activities	$(114,388)	$91,114

Cash used in investing activities was $114.4 million for the six months ended June 30, 2021 and is driven by capital expenditures, primarily related to our Uniti Fiber and Uniti Leasing business for deployment of network assets, partially offset by proceeds from the sale of the Uniti Fiber Northeast operations to Everstream ($62.1 million).  Cash provided by investing activities for the six months ended June 30, 2020 was $91.1 million, which was driven by proceeds from the sale of our U.S. tower business ($225.0 million), partially offset by capital expenditures ($134.0 million), primarily related to our Uniti Fiber and Uniti Leasing businesses for the deployment of network assets.

	Six Months Ended June 30,
(Thousands)	2021	2020
Cash flow from financing activities:
Repayment of debt	$(1,660,000)	$(2,044,728)
Proceeds from issuance of notes	1,680,000	2,250,000
Dividends paid	(70,386)	(71,645)
Payment of settlement obligation	(49,011)	-
Payments of contingent consideration	(2,979)	(7,086)
Distributions paid to noncontrolling interest	(1,039)	(1,282)
Borrowings under revolving credit facility	205,000	10,000
Payments under revolving credit facility	(220,000)	(456,700)
Finance lease payments	(1,393)	(1,979)
Payments for financing costs	(25,156)	(47,775)
Costs related to the early repayment of debt	(25,800)	-
Employee stock purchase program	319	306
Payments related to tax withholding for stock-based compensation	(2,642)	(1,050)
Net cash used in financing activities	$(173,087)	$(371,939)

Cash used in financing activities was $173.1 million for the six months ended June 30, 2021, which was primarily driven by the repayment of the 2023 Notes and 2023 Secured Notes ($1.66 billion), net payments under the Revolving Credit Facility ($15.0 million), dividend payments ($70.4 million), payments for financing costs ($25.2 million), payment of settlement obligation ($49.0 million), 2023 Notes tender premium payment ($17.6 million), 2023 Secured Notes early redemption payment ($8.3 million) and contingent consideration payments ($3.0 million), partially offset by proceeds from the issuance of the 2029 Notes and 2028 Secured Notes ($1.68 billion).  Cash used in financing activities was $371.9 million for the six months ended June 30, 2020, which was primarily driven by the repayment of senior secured term loan B ($2.04 billion), net payments under the Revolving Credit Facility ($446.7 million), dividend payments ($71.6 million) and payments for financing costs ($47.8 million), partially offset by the proceeds from the issuance of the 2025 Secured Notes ($2.25 billion).

Senior Notes

On February 2, 2021, Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Issuers”), as co-issuers, issued $1.11 billion aggregate principal of the 2029 Notes (the “2029 Notes”) and used the net proceeds to fund the tender offer of substantially all $1.11 billion principal amount of their 2023 Notes, of which $58.8 million remained outstanding as of March 31, 2021. On April 15, 2021, the Issuers redeemed the remaining outstanding principal amount of the 2023 Notes.

The 2029 Notes were issued at an issue price of 100% of their principal amount pursuant to an indenture, dated as of February 2, 2021, among the Issuers, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. The 2029 Notes mature on February 15, 2029 and bear interest at a rate of 6.500% per year. Interest on the 2029 Notes is payable on February 15 and August 15 of each year, beginning on August 15, 2021.

On April 20, 2021, the Issuers issued the 2028 Secured Notes and used the net proceeds from the offering to fund the redemption in full of their outstanding 2023 Secured Notes on May 6, 2021. On April 20, 2021, the Issuers deposited amounts sufficient to fund the redemption of the 2023 Secured Notes with the trustee and satisfied and discharged their respective obligations under the indenture governing the 2023 Secured Notes.

For additional information, see Note 11 to our accompanying Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time.  Under the registration statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250 million.  During the three and six months ended June 30, 2021, we did not make any sales under the ATM Program.  This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

Outlook

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios.   We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities.  As of June 30, 2021, we had $465.5 million in borrowing availability under our Revolving Credit Facility, however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders.  We may also issue equity securities to repay debt and reduce our leverage ratio to be below 5.75 to 1.0 to obtain additional flexibility under our debt covenants, as described under “—Dividends.”  In light of the COVID-19 pandemic and its effects on the global economy and capital markets, we are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt.

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

Capital Expenditures

(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$1,010	$-	$-	$-	$1,010
Growth capital improvements	92,145	-	-	-	92,145
Fiber Infrastructure	79,165	4,384	350	880	84,779
Total capital expenditures	$172,320	$4,384	$350	$880	$177,934

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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2020 - December 31, 2020	January 4, 2021	$0.15	December 15, 2020
January 1, 2021 - March 31, 2021	April 16, 2021	$0.15	April 1, 2021
April 1, 2021 - June 30, 2021	July 2, 2021	$0.15	June 18, 2021

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of June 30, 2021, there has been no material change to these estimates.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the material weakness in our internal control over financial reporting that was disclosed in our Annual Report.

Internal Control over Financial Reporting

As disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report, during the fourth quarter of 2020, we identified a material weakness in our internal control over financial reporting due to ineffective controls over the annual goodwill impairment assessment, specifically, the control activities over the determination of the carrying value to be used in the assessment of goodwill impairment did not operate effectively due to an insufficient complement of qualified personnel. As of June 30, 2021, management is continuing to implement the remediation plan as disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report, which is described below.

Management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. GAAP. Our principal executive officer and principal financial officer have certified that, based on such officer’s knowledge, the condensed consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	59,444	$11.29	—	—
May 1, 2021 to May 31, 2021	—	—	—	—
June 1, 2021 to June 30, 2021	—	—	—	—
Total	59,444	$11.29	—	—

(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

4.1

Indenture, dated April 20, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 4.750% Senior Secured Notes due 2028. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 20, 2021 (File No. 001-36708))

4.2

Form of 4.750% Senior Secured Notes due 2028 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 20, 2021 (File No. 001-36708))

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

UNITI GROUP INC.

Date:	August 5, 2021	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Interim Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 5, 2021	/s/ Travis T. Black
Travis T. Black Director of Accounting and SEC Reporting (Principal Accounting Officer)