Form 10-Q
period 2021-09-30
Uniti Group Inc.
filed 2021-11-04
CIK 1620280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 236,070,969 shares of common stock, $0.0001 par value per share, outstanding.

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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(Thousands, except par value)	(Unaudited) September 30, 2021	December 31, 2020
Assets:
Property, plant and equipment, net	$3,472,642	$3,273,353
Cash and cash equivalents	69,751	77,534
Accounts receivable, net	39,014	62,952
Goodwill	601,878	601,878
Intangible assets, net	372,076	390,725
Straight-line revenue receivable	33,839	13,107
Other assets, net	122,901	152,883
Investment in unconsolidated entities	64,659	66,043
Deferred income tax assets, net	7,524	-
Assets held for sale	-	93,343
Total Assets	$4,784,284	$4,731,818
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$156,428	$146,144
Settlement payable (Note 14)	358,329	418,840
Intangible liabilities, net	180,459	187,886
Accrued interest payable	60,726	95,338
Deferred revenue	1,143,301	995,123
Derivative liability, net	13,606	22,897
Dividends payable	964	36,725
Deferred income tax liabilities, net	-	10,540
Finance lease obligations	15,538	15,468
Contingent consideration	-	2,957
Notes and other debt, net	4,973,174	4,816,524
Liabilities held for sale	-	55,752
Total liabilities	6,902,525	6,804,194

Commitments and contingencies (Note 14)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 234,495 shares at September 30, 2021 and 231,262 at December 31, 2020	23	23
Additional paid-in capital	1,208,611	1,209,141
Accumulated other comprehensive loss	(11,984)	(20,367)
Distributions in excess of accumulated earnings	(3,333,686)	(3,330,455)
Total Uniti shareholders' deficit	(2,137,036)	(2,141,658)
Noncontrolling interests:
Operating partnership units	18,670	69,157
Cumulative non-voting convertible preferred stock, $0.01 par value, 3 shares authorized, 1 issued and outstanding	125	125
Total shareholders' deficit	(2,118,241)	(2,072,376)
Total Liabilities and Shareholders' Deficit	$4,784,284	$4,731,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2021	2020	2021	2020
Revenues:
Leasing	$199,485	$182,370	$590,478	$552,042
Fiber Infrastructure	67,262	76,395	217,035	232,942
Tower	-	-	-	6,112
Consumer CLEC	-	-	-	651
Total revenues	266,747	258,765	807,513	791,747
Costs and Expenses:
Interest expense	94,793	102,791	341,762	388,427
Depreciation and amortization	70,530	79,880	211,165	250,970
General and administrative expense	25,077	26,659	75,800	81,686
Operating expense (exclusive of depreciation and amortization)	34,167	37,831	105,436	118,308
Settlement expense	-	-	-	650,000
Transaction related and other costs	1,063	20,816	5,624	55,344
Gain on sale of real estate	-	(22,908)	(442)	(86,726)
Gain on sale of operations (Note 5)	-	-	(28,143)	-
Other expense, net	283	3,098	8,758	12,186
Total costs and expenses	225,913	248,167	719,960	1,470,195

Income (loss) before income taxes and equity in earnings from unconsolidated entities	40,834	10,598	87,553	(678,448)
Income tax (benefit) expense	(2,244)	2,801	283	(7,650)
Equity in (earnings) from unconsolidated entities	(604)	342	(1,549)	342
Net income (loss)	43,682	7,455	88,819	(671,140)
Net income (loss) attributable to noncontrolling interests	316	190	984	(11,808)
Net income (loss) attributable to shareholders	43,366	7,265	87,835	(659,332)
Participating securities' share in earnings	(283)	(229)	(864)	(853)
Dividends declared on convertible preferred stock	(3)	(2)	(8)	(6)
Net income (loss) attributable to common shareholders	$43,080	$7,034	$86,963	$(660,191)

Income (loss) per common share:
Basic	$0.18	$0.04	$0.37	$(3.40)
Diluted	$0.17	$0.04	$0.37	$(3.40)

Weighted-average number of common shares outstanding:
Basic	233,513	198,054	232,269	194,278
Diluted	264,421	198,373	232,540	194,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2021	2020	2021	2020
Net income (loss)	$43,682	$7,455	$88,819	$(671,140)
Other comprehensive income (loss):
Unrealized loss on derivative contracts	-	-	-	(7,036)
Interest rate swap termination	2,830	2,829	8,488	7,325
Other comprehensive income:	2,830	2,829	8,488	289
Comprehensive income (loss)	46,512	10,284	97,307	(670,851)
Comprehensive income (loss) attributable to noncontrolling interest	338	237	1,089	(11,806)
Comprehensive income (loss) attributable to common shareholders	$46,174	$10,047	$96,218	$(659,045)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

	For the Three Months Ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	-	$-	192,523,083	$19	$957,656	$(25,937)	$(3,219,623)	$70,622	$125	$(2,217,138)
Net income	-	-	-	-	-	-	7,265	190	-	7,455
Other comprehensive income	-	-	-	-	-	2,782	-	47	-	2,829
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(35,731)	-	-	(35,731)
Distributions to noncontrolling interest declared	-	-	-	-	-	-	-	(521)	-	(521)
Payments related to tax withholding for stock-based compensation	-	-	-	-	88	-	-	-	-	88
Stock-based compensation	-	-	34,830	-	3,341	-	-	-	-	3,341
Issuance of common stock - employee stock purchase plan	-	-	52,939	-	-	-	-	-	-	-
Settlement Common Stock	-	-	38,633,470	4	244,546	-	-	-	-	244,550
Balance at September 30, 2020	-	$-	231,244,322	$23	$1,205,631	$(23,155)	$(3,248,089)	$70,338	$125	$(1,995,127)

Balance at June 30, 2021	-	$-	231,804,921	$23	$1,153,707	$(14,792)	$(3,341,371)	$68,868	$125	$(2,133,440)
Net income	-	-	-	-	-	-	43,366	316	-	43,682
Other comprehensive income	-	-	-	-	-	2,808	-	22	-	2,830
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(35,681)	-	-	(35,681)
Distributions to noncontrolling interest declared	-	-	-	-	-	-	-	(141)	-	(141)
Exchange of noncontrolling interest	-	-	2,528,199	-	50,395	-	-	(50,395)	-	-
Payments related to tax withholding for stock-based compensation	-	-	-	-	(10)	-	-	-	-	(10)
Stock-based compensation	-	-	123,050	-	4,166	-	-	-	-	4,166
Issuance of common stock - employee stock purchase plan	-	-	39,186	-	353	-	-	-	-	353
Balance at September 30, 2021	-	$-	234,495,356	$23	$1,208,611	$(11,984)	$(3,333,686)	$18,670	$125	$(2,118,241)

	For the Nine Months Ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	-	$-	192,141,634	$19	$951,295	$(23,442)	$(2,494,740)	$83,704	$-	$(1,483,164)
Net loss	-	-	-	-	-	-	(659,332)	(11,808)	-	(671,140)
Other comprehensive income	-	-	-	-	-	287	-	2	-	289
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(94,017)	-	-	(94,017)
Distributions to noncontrolling interest declared	-	-	-	-	-	-	-	(1,560)	-	(1,560)
Cumulative non-voting convertible preferred stock	-	-	-	-	-	-	-	-	125	125
Payments related to tax withholding for stock-based compensation	-	-	-	-	(962)	-	-	-	-	(962)
Stock-based compensation	-	-	372,430	-	10,446	-	-	-	-	10,446
Issuance of common stock - employee stock purchase plan	-	-	96,788	-	306	-	-	-	-	306
Settlement Common Stock	-	-	38,633,470	4	244,546	-	-	-	-	244,550
Balance at September 30, 2020	-	$-	231,244,322	$23	$1,205,631	$(23,155)	$(3,248,089)	$70,338	$125	$(1,995,127)

Balance at December 31, 2020	-	$-	231,261,958	$23	$1,209,141	$(20,367)	$(3,330,455)	$69,157	$125	$(2,072,376)
Cumulative effect adjustment for adoption of new accounting standard	-	-	-	-	(59,908)	-	14,598	-	-	(45,310)
Net income	-	-	-	-	-	-	87,835	984	-	88,819
Other comprehensive income	-	-	-	-	-	8,383	-	105	-	8,488
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(105,664)	-	-	(105,664)
Distributions to noncontrolling interest declared	-	-	-	-	-	-	-	(1,181)	-	(1,181)
Exchange of noncontrolling interest	-	-	2,528,199	-	50,395	-	-	(50,395)	-	-
Payments related to tax withholding for stock-based compensation	-	-	-	-	(2,652)	-	-	-	-	(2,652)
Stock-based compensation	-	-	630,249	-	10,963	-	-	-	-	10,963

Issuance of common stock - employee stock purchase plan	-	-	74,950	-	672	-	-	-	-	672
Balance at September 30, 2021	-	$-	234,495,356	$23	$1,208,611	$(11,984)	$(3,333,686)	$18,670	$125	$(2,118,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(Thousands)	2021	2020
Cash flow from operating activities
Net income (loss)	$88,819	$(671,140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	211,165	250,970
Amortization of deferred financing costs and debt discount	13,723	27,703
Loss on debt extinguishment	43,369	73,952
Interest rate swap termination	8,488	7,325
Deferred income taxes	(2,270)	(8,506)
Equity in earnings of unconsolidated entities	(1,549)	342
Distributions of cumulative earnings from unconsolidated entities	2,933	960
Cash paid for interest rate swap settlement	(9,291)	(4,886)
Straight-line revenues	(22,455)	(1,036)
Stock-based compensation	10,963	10,446
Change in fair value of contingent consideration	21	8,086
Gain on sale of real estate	(442)	(86,726)
Gain on sale of operations	(28,143)	-
(Gain) loss on asset disposals	(232)	1,483
Accretion of settlement obligation	13,006	-
Other	97	(300)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	23,938	17,699
Other assets	(150)	4,331
Accounts payable, accrued expenses and other liabilities	1,363	43,535
Settlement payable (Note 15)	-	438,577
Net cash provided by operating activities	353,353	112,815
Cash flow from investing activities
Other capital expenditures	(276,010)	(214,150)
Proceeds from sale of real estate, net of cash	1,034	392,011
Proceeds from sale of operations (Note 5)	62,113	-
Proceeds from sale of other equipment	1,143	-
Windstream asset acquisition	-	(73,127)
Net cash (used in) provided by investing activities	(211,720)	104,734
Cash flow from financing activities
Repayment of debt	(1,660,000)	(2,044,728)
Proceeds from issuance of notes	1,680,000	2,250,000
Dividends paid	(105,941)	(100,759)
Payment of settlement obligation	(73,516)	-
Payments of contingent consideration	(2,979)	(15,713)
Distributions paid to noncontrolling interest	(1,700)	(1,802)
Borrowings under revolving credit facility	290,000	140,000
Payments under revolving credit facility	(220,000)	(585,019)
Finance lease payments	(1,745)	(2,890)
Payments for financing costs	(25,755)	(47,775)
Settlement Common Stock issuance	-	244,550
Costs related to the early repayment of debt	(25,800)	-
Employee stock purchase program	672	306
Payments related to tax withholding for stock-based compensation	(2,652)	(962)
Net cash used in financing activities	(149,416)	(164,792)

Net (decrease) increase in cash and cash equivalents	(7,783)	52,757
Cash and cash equivalents at beginning of period	77,534	142,813
Cash and cash equivalents at end of period	$69,751	$195,570

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$22,586	$15,242
Tenant capital improvements	140,996	101,877

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

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services (“Talk America”), which we substantially completed the wind down of the business as of the end of the second quarter of 2020. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of September 30, 2021, we are the sole general partner of the Operating Partnership and own approximately 99.6% of the partnership interests in the Operating Partnership.

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

Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety.  Revenue under the Windstream Leases and the Master Lease provided 67.6% and 66.1% of our revenue for the nine months ended September 30, 2021 and 2020, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream’s historic filings through their quarter ended September 30, 2020 can be found at www.sec.gov. Additionally, the Windstream audited financial statements as of December 31, 2020 and for the period from September 22, 2020 to December 31, 2020 and as of December 31, 2019 and for the period from January 1, 2020 to September 21, 2020 and for each of the two years in the period ended December 31, 2019 are included as an exhibit to our Annual Report.  On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Sections 12(g) and 15(d) under the Exchange Act.  Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

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

i.

Consumer, enterprise, wholesale, and backhaul lit fiber fall under the guidance of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized over the life of the contracts in a pattern that reflects the satisfaction of Uniti’s stand-ready obligation to provide lit fiber services. The transaction price is equal to the monthly-recurring charge multiplied by the contract term, plus any non-recurring or variable charges. For each contract, the customer is invoiced monthly.

ii.

E-rate contracts involve providing lit fiber services to schools and libraries, and is governed by ASC 606. Revenue is recognized over the life of the contract in a pattern that reflects the satisfaction of Uniti’s stand-ready obligation to provide lit fiber services. The transaction price is equal to the monthly-recurring charge multiplied by the contract term, plus any non-recurring or variable charges. For each contract, the customer is invoiced monthly.

iii.

Small cell contracts provide improved network connection to areas that may not require or accommodate a tower. Small cell arrangements typically contain five streams of revenue: site development, radio frequency (“RF”) design, dark fiber lease, construction services, and maintenance services. Site development, RF design and construction are each separate services and are considered distinct performance obligations under ASC 606. Dark fiber and associated maintenance services constitute a lease, and as such, they are outside the scope of ASC 606 and are governed by other applicable guidance.

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

v.

Dark fiber arrangements represent operating leases under ASC 842, Leases (“ASC 842”) and are outside the scope of ASC 606.  When (a) a customer makes an advance payment or (b) a customer is contractually obligated to pay any amounts in advance, which is not deemed a separate performance obligation, deferred leasing revenue is recorded. This leasing revenue is recognized ratably over the expected term of the contract, unless the pattern of service suggests otherwise.

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

Towers

The Towers segment represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate, which we then leased to our customers in the United States and Latin America. Revenue from our towers business qualifies as a lease under ASC 842 and is outside the scope of ASC 606.  Starting in 2019, the Company completed a series of transactions to largely divest of its towers business and on April 2, 2019, May 23, 2019 and June 1,

2020, the Company completed the sales of its Latin American business, substantially all of its U.S. ground lease business, and its U.S. tower business, respectively.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Thousands)	2021	2020	2021	2020
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$19,381	$25,160	$67,404	$80,568
Enterprise and wholesale	20,863	19,875	63,190	58,761
E-Rate and government	13,505	17,375	48,795	60,133
Other	839	2,345	2,479	3,648
Fiber Infrastructure	$54,588	$64,755	$181,868	$203,110
Consumer CLEC	-	-	-	651
Leasing	1,070	177	3,237	177
Total revenue from contracts with customers	55,658	64,932	185,105	203,938
Revenue accounted for under other applicable guidance	211,089	193,833	622,408	587,809
Total revenue	$266,747	$258,765	$807,513	$791,747

At September 30, 2021, and December 31, 2020, lease receivables were $15.1 million and $17.5 million, respectively, and receivables from contracts with customers were $16.9 million and $45.1 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheet.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and nine months ended September 30, 2021, we recognized revenues of $1.3 million and $9.4 million, respectively, which was included in the December 31, 2020 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under ASC 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2020	$3,462	$18,601
Balance at September 30, 2021	$614	$13,942

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of September 30, 2021, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $451.7 million, of which $353.1 million is related to contracts that are currently being invoiced and have an average remaining contract term of 1.8 years, while $98.6 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 6.0 years.

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

The components of lease income for the three and nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2021	2020	2021	2020
Lease income - operating leases	$211,089	$193,833	$622,408	$587,809

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of September 30, 2021 are as follows:

(Thousands)	September 30, 2021 (1)
2021	$185,067
2022	753,180
2023	760,567
2024	762,163
2025	763,786
Thereafter	3,749,758
Total lease receivables	$6,974,521
(1) Total future minimum lease payments to be received include $6.0 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	September 30, 2021	December 31, 2020
Land	$26,596	$26,596
Building and improvements	342,907	335,495
Poles	278,565	266,758
Fiber	3,224,832	2,994,465
Equipment	428	421
Copper	3,919,421	3,850,988
Conduit	89,831	89,773
Tower assets	1,397	1,397
Finance lease assets	28,126	32,660
Other assets	10,647	10,425
	7,922,750	7,608,978
Less: accumulated depreciation	(5,364,117)	(5,222,731)
Underlying assets under operating leases, net	$2,558,633	$2,386,247

Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and nine months ended September 30, 2021 and 2020, respectively, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2021	2020	2021	2020
Depreciation expense for underlying assets under operating leases	$44,763	$50,841	$134,783	$160,278

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

As of September 30, 2021, we have short term lease commitments amounting to approximately $2.7 million.

The components of lease cost for the three and nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2021	2020	2021	2020
Finance lease cost
Amortization of ROU assets	$1,024	$920	$3,721	$2,890
Interest on lease liabilities	392	943	2,019	2,890
Total finance lease cost	1,416	1,863	5,740	5,780
Operating lease cost	3,658	5,313	11,873	19,272
Short-term lease cost	907	542	2,347	1,551
Variable lease cost	95	41	391	124
Less sublease income	(3,211)	(2,733)	(9,439)	(9,503)
Total lease cost	$2,865	$5,026	$10,912	$17,224

Amounts reported in the Condensed Consolidated Balance Sheets for leases where we are the lessee were as follows:

(Thousands)	Location on Condensed Consolidated Balance Sheets	September 30, 2021	December 31, 2020
Operating leases
ROU assets, net	Other assets, net	$72,965	$97,850
Lease liabilities	Accounts payable, accrued expenses and other liabilities, net	49,902	71,483

Finance leases
ROU asset, gross	Property, plant and equipment, net	$72,254	$128,098
Lease liabilities	Finance lease obligations	15,538	48,724

Weighted-average remaining lease term
Operating leases		8.9 years	12.2 years
Finance leases		13.0 years	13.3 years

Weighted-average discount rate
Operating leases		9.2%	9.9%
Finance leases		9.8%	8.0%

Other information related to leases as of September 30, 2021 and 2020, respectively, are as follows:

(Thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,019	$2,890
Operating cash flows from operating leases	14,197	22,573
Financing cash flows from finance leases	1,745	2,890

Non-cash items:
New operating leases and remeasurements, net	$4,649	$426
New finance leases	-	31

Future lease payments under non-cancellable leases as of September 30, 2021 are as follows:

(Thousands)	Operating Leases	Finance Leases
2021	$3,807	$610
2022	13,149	2,334
2023	10,963	2,281
2024	8,558	2,082
2025	5,896	2,021
Thereafter	33,072	16,667
Total undiscounted lease payments	$75,445	$25,995
Less: imputed interest	(25,543)	(10,457)
Total lease liabilities	$49,902	$15,538

Future sublease rentals as of September 30, 2021 are as follows:

(Thousands)	Sublease Rentals
2021	$2,896
2022	9,175
2023	9,252
2024	9,331
2025	9,411
Thereafter	136,554
Total	$176,619

Note 5. Asset Acquisitions and Dispositions

2021 Transaction

Everstream OpCo-PropCo Transaction

On May 28, 2021, the Company completed its previously announced strategic transaction with Everstream Solutions LLC (“Everstream”).  As part of the transaction, Uniti entered into two 20-year dark fiber indefeasible rights of use (“IRU”) lease agreements with Everstream on Uniti owned fiber.  Concurrently, Uniti sold its Uniti Fiber Northeast operations and certain dark fiber IRU contracts acquired as part of the Windstream settlement to Everstream.  Total cash consideration, including upfront IRU payments, was approximately $135 million.  In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20-year term of the IRU lease agreements, subject to an annual escalator of 2%.  During the quarter ended June 30, 2021, we recorded a gain of $28.1 million related to this transaction, which is included in gain on sale of operations in our Condensed Consolidated Statements of Income (Loss).

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

2020 Transactions

Windstream Settlement Agreement

On September 18, 2020, and in furtherance of our settlement agreement with Windstream (see Note 14), Uniti and Windstream closed an asset purchase agreement, as amended by a letter agreement (collectively, the “Asset Purchase Agreement”), pursuant to which (a) Uniti paid to Windstream approximately $284.6 million and (b) Windstream (i) granted to Uniti exclusive rights to use 1.8 million fiber strand miles leased by Windstream under the CLEC MLA, which fiber strands are either unutilized or utilized under certain dark fiber indefeasible rights of use (“IRUs”) that were simultaneously transferred to Uniti, (ii) conveyed to Uniti fiber assets (and underlying rights) consisting of 0.4 million fiber strand miles (covering 4,000 route miles) owned by Windstream, and (iii) transferred and assigned to subsidiaries of Uniti dark fiber IRUs relating to (x) the fiber strand miles granted to Uniti under the CLEC MLA (and described in clause (i), and (y) the fiber assets (and underlying rights) for the 0.4 million fiber strand miles conveyed to Uniti (and described in clause (ii)), which IRUs generated $28.9 million of annual EBITDA in the aggregate as of the closing of the Asset Purchase Agreement. In addition, upon the transfer of the Windstream owned fiber assets (described in clause (ii) above), Uniti granted to Windstream a 20-year IRU for certain strands included in the transferred fiber assets.

The Company concluded that the Asset Purchase Agreement, and the obligation for Uniti to make cash payments to Windstream in accordance with the terms of the Settlement Agreement (see Note 14), should be combined for the accounting purpose of ASC 842.  As such, total consideration provided to Windstream under the Settlement has been allocated as follows:

(Thousands)
Consideration:
Asset Purchase Agreement	$284,550
Fair value of settlement obligation	438,577
Total consideration	$723,127

Fair values of the assets acquired and liabilities assumed as of the acquisition date:
Property, plant and equipment	$170,754
Intangible assets, net	69,832
Other assets	27,632
Intangible liabilities, net	(195,091)
Total assets acquired, net	73,127
Settlement expense	650,000
Total	$723,127

Of the $69.8 million of intangible assets acquired, $59.3 million is related to contracts (8 year weighted-average life) and $10.5 million is related to underlying rights agreements (30 year life). The Company determined the useful life of the contract intangible assets using the weighted-average remaining term and the rights of way intangible asset by aligning the useful life of the intangible with that of the underlying fiber assets acquired.  The intangible liabilities represents below market leases, where we are the lessor, and has a weighted-average useful life of 19 years, which aligns with the term of the agreement.  Acquired right of use assets $27.6 million are recorded within other assets on our Condensed Consolidated Balance Sheets.

Sale of Midwest Fiber Network

On July 1, 2020, the Company completed the sale of the entity that controlled the Company’s Midwest fiber network assets (the “Propco”) to Macquarie Infrastructure Partners (“MIP”), selling net assets having a book value of $186.5 million for total cash consideration of $167.6 million.  The Company retained a 20% investment interest in the Propco, having a fair value of $41.9 million, through a newly-formed limited liability company with MIP (see Note 6).  During the quarter ended September 30, 2020, we recorded a gain of $23.0 million related to this transaction.

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

Note 6. Investments in Unconsolidated Entities

As of September 30, 2021, the Company had an aggregate investment of $64.7 million in its equity method unconsolidated entities, which included a 42% interest in BB Fiber Holdings LLC (“Fiber Holdings”) and an 8% interest in Harmoni Towers LP (“Harmoni”).

Fiber Holdings

Fiber Holdings was primarily established to develop fiber networks as real estate property for long-term investment.  On July 1, 2020, the Company completed the sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”).  Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner.  Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco.  The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings was approximately $40.3 million as of September 30, 2021. The Company has not provided financial support to Fiber Holdings.

Harmoni

Harmoni was primarily established to develop wireless communication towers as real estate property for long-term investment.  We concluded that Harmoni is a VIE; however, the Company determined that it was not the primary beneficiary of Harmoni because the Company lacks the power to direct the activities that most significantly impact its economic performance. The Company’s current investment and maximum exposure to loss as a result of its involvement with Harmoni was approximately $24.4 million as of September 30, 2021. The Company has not provided financial support to Harmoni.

We provide transition services to Harmoni in exchange for fees and reimbursements. Total transition service fees earned in connection with Harmoni for the three and nine months ended September 30, 2021 were $0.1 million and $0.3 million, respectively, which is included in operating expense on a net basis in our Condensed Consolidated Statements of Income (Loss).

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

Our financial instruments consist of cash and cash equivalents, accounts and other receivables, derivative assets and liabilities, our outstanding notes and other debt, settlement payable, contingent consideration and accounts, interest and dividends payable.

The following table summarizes the fair value of our financial instruments at September 30, 2021 and December 31, 2020:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2021
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,376,990	$-	$2,376,990	$-
Senior secured notes - 4.75%, due April 15, 2028	579,519	-	579,519	-
Senior unsecured notes - 7.125%, due December 15, 2024	616,770	-	616,770	-
Senior unsecured notes - 6.50%, due February 15, 2029	1,131,073	-	1,131,073	-
Exchangeable senior notes - 4.00%, due June 15, 2024	428,897	-	428,897	-
Senior secured revolving credit facility, variable rate, due December 10, 2024	179,982	-	179,982	-
Settlement payable	348,500	-	348,500	-
Derivative liability, net	13,606	-	13,606	-
Total	$5,675,337	$-	$5,675,337	$-

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2020
Liabilities
Senior secured notes - 6.00%, due April 15, 2023	$561,000	$-	$561,000	$-
Senior secured notes - 7.875%, due February 15, 2025	2,410,313	-	2,410,313	-
Senior unsecured notes - 8.25%, due October 15, 2023	1,112,775	-	1,112,775	-
Senior unsecured notes - 7.125%, due December 15, 2024	601,500	-	601,500	-
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	426,058	-	426,058	-
Senior secured revolving credit facility, variable rate, due April 24, 2022	110,000	-	110,000	-
Settlement payable	418,840	-	418,840	-
Derivative liability, net	22,897	-	22,897	-
Contingent consideration	2,957	-	-	2,957
Total	$5,666,340	$-	$5,663,383	$2,957

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $5.06 billion at September 30, 2021, with a fair value of $5.31 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 9. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.

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

Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence (the “Settlement Payable”). See Note 14.  The Settlement Payable was recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy.  The remaining Settlement Payable is $358.3 million and is reported on our Condensed Consolidated Balance Sheet at September 30, 2021. There have been no changes in the valuation methodologies used since the initial recording.

We acquired Tower Cloud, Inc. (“Tower Cloud”) on August 31, 2016.  As part of the Tower Cloud acquisition, we were obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones from the date of acquisition through December 31, 2021. During the three months ended March 31, 2021, the Company paid $3.0 million for the achievement of the final remaining milestone in accordance with the Tower Cloud merger agreement.  During the nine months ended September 30, 2020, we paid $15.7 million for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

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

The following is a roll forward of our liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2020	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	September 30, 2021
Contingent consideration	$2,957	$-	$22	$(2,979)	$-

Note 8. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	September 30, 2021	December 31, 2020
Land	Indefinite	$28,157	$27,945
Building and improvements	3 - 40 years	359,045	351,305
Poles	30 years	278,565	266,758
Fiber	30 years	4,033,649	3,737,372
Equipment	5 - 7 years	321,324	298,912
Copper	20 years	3,919,421	3,850,987
Conduit	30 years	89,831	89,773
Tower assets	20 years	8,545	8,571
Finance lease assets	(1)	72,254	74,103
Other assets	15 - 20 years	10,648	10,553
Corporate assets	3 - 7 years	13,924	13,475
Construction in progress	(1)	31,953	47,086
		9,167,316	8,776,840
Less accumulated depreciation		(5,694,674)	(5,503,487)
Net property, plant and equipment		$3,472,642	$3,273,353
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three and nine months ended September 30, 2021 was $65.7 million and $196.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $73.3 million and $228.3 million, respectively.

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

The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Condensed Consolidated Balance Sheets.  The following tables present the gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of September 30, 2021 and December 31, 2020:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At September 30, 2021
Assets
Interest rate swaps	$16,355	$(16,355)	$-
Total	$16,355	$(16,355)	$-

Liabilities
Interest rate swaps	$29,961	$(16,355)	$13,606
Total	$29,961	$(16,355)	$13,606

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At December 31, 2020
Assets
Interest rate swaps	$27,869	$(27,869)	$-
Total	$27,869	$(27,869)	$-

Liabilities
Interest rate swaps	$50,766	$(27,869)	$22,897
Total	$50,766	$(27,869)	$22,897

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	September 30, 2021	December 31, 2020
Interest rate swaps	Derivative liability, net	$13,606	$22,897

As of September 30, 2021, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability, net in our Condensed Consolidated Balance Sheets. As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2021 was $2.8 million and $8.5 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Loss for the three and nine months ended September 30, 2020 was $2.8 million and $8.0 million, respectively.

During the next twelve months, beginning October 1, 2021, we estimate that $11.3 million will be reclassified as an increase to interest expense.

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

Note 10. Goodwill and Intangible Assets and Liabilities

There were no changes in the carrying amount of goodwill occurring during the three and nine months ended September 30, 2021. The balance of goodwill recorded in our Fiber Infrastructure segment as of September 30, 2021 and December 31, 2020 is as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2020	$601,878	$601,878
Goodwill at September 30, 2021	601,878	601,878

(Thousands)	September 30, 2021		December 31, 2020
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(100,144)	$416,104	$(82,989)
Contracts	52,536	(6,567)	48,269	(1,068)
Underlying Rights	10,497	(350)	10,497	(87)

Total intangible assets	$479,137		$474,870
Less: accumulated amortization	(107,061)		(84,145)
Total intangible assets, net	$372,076		$390,725

Finite life intangible liabilities:
Below-market leases	$191,154	(10,695)	$190,086	(2,200)

Finite life intangible liabilities:
Below-market leases	$191,154		$190,086
Less: accumulated amortization	(10,695)		(2,200)
Total intangible liabilities, net	$180,459		$187,886

As of September 30, 2021, the remaining weighted average amortization period of the Company’s intangible assets and liabilities was 15.1 years and 18.1 years, respectively.

Amortization expense for the three and nine months ended September 30, 2021 was $4.8 million and $14.3 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $6.5 million and $22.6 million, respectively.

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

Notes and other debt are as follows:

(Thousands)	September 30, 2021	December 31, 2020
Principal amount	$5,055,000	$4,965,000
Less unamortized discount, premium and debt issuance costs	(81,826)	(148,476)
Notes and other debt less unamortized discount, premium and debt issuance costs	$4,973,174	$4,816,524

Notes and other debt at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021		December 31, 2020
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.49%)	$-	$-	$550,000	$(4,053)
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	2,250,000	(33,589)	2,250,000	(39,852)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(9,184)	-	-
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	-	-	1,110,000	(22,024)
Senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	345,000	(6,776)	345,000	(69,608)
Senior unsecured notes - 7.125% due December 15, 2024 (discount is based on imputed interest rate of 7.38%)	600,000	(4,526)	600,000	(5,316)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(21,721)	-	-
Senior secured revolving credit facility, variable rate, due December 10, 2024	180,000	(6,030)	110,000	(7,623)
Total	$5,055,000	$(81,826)	$4,965,000	$(148,476)

At September 30, 2021, notes and other debt included the following: (i) $180.0 million under the Revolving Credit Facility (as defined below) pursuant to the credit agreement by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $2.25 billion aggregate principal amount of 7.875% Senior Secured Notes due 2025 (the “2025 Secured Notes”); (iii) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due 2028 (the “2028 Secured Notes”); (iv) $600.0 million aggregate principal amount of 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes”); (v) $1.11 billion aggregate principal amount of 6.50% Senior Notes due February 15, 2029 (the “2029 Notes”); and (vi) $345.0 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes” and, collectively with the 2025 Secured Notes, 2028 Notes, 2024 Notes and 2029 Notes, the “Notes”). Until our net leverage ratio is below 5.75 : 1.00, our 2025 Secured Notes limit our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains.  Except as disclosed herein with respect to the 2030 Notes, as described below, (see Note 17), the terms of the Notes are as described in the Company’s Annual Report and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

On October 13, 2021, the Operating Partnership, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Issuers”) issued $700 million aggregate principal amount of 6.00% Senior Unsecured Notes due 2030 (the “2030 Notes” and used the proceeds to fund the redemption in full of the 2024 Notes on December 15, 2021.  On October 13, 2021, the Issuers deposited amounts sufficient to fund the redemption of the 2024 Notes with the trustee of the 2024 Notes, and to pay any related premiums, fees and expenses in connection with the foregoing, and satisfied and discharged their respective obligations under the indenture governing the 2024 Notes. See Note 17.

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

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2021, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income (Loss). For the three and nine months ended September 30, 2021, we recognized $4.2 million and $12.4 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and nine months ended September 30, 2020, we recognized $3.9 million and $11.4 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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

The dilutive effect of the Exchangeable Notes (see Note 11) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares.  The dilutive effect of the Warrants (see Note 9) is calculated using the treasury-stock method.  During the three and nine months ended September 30, 2021 and 2020, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2021	2020	2021	2020
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$43,366	$7,265	$87,835	$(659,332)
Less: Income allocated to participating securities	(283)	(229)	(864)	(853)
Dividends declared on convertible preferred stock	(3)	(2)	(8)	(6)
Net income (loss) attributable to common shares	$43,080	$7,034	$86,963	$(660,191)
Denominator:
Basic weighted-average common shares outstanding	233,513	198,054	232,269	194,278
Basic earnings (loss) per common share	$0.18	$0.04	$0.37	$(3.40)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2021	2020	2021	2020
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$43,366	$7,265	$87,835	$(659,332)
Less: Income allocated to participating securities	(283)	(229)	(864)	(853)
Dividends declared on convertible preferred stock	(3)	(2)	(8)	(6)
Impact on if-converted dilutive securities	2,984	-	-	-
Net income (loss) attributable to common shares	$46,064	$7,034	$86,963	$(660,191)
Denominator:
Basic weighted-average common shares outstanding	233,513	198,054	232,269	194,278
Effect of dilutive non-participating securities	338	319	271	-
Impact on if-converted dilutive securities	30,570	-	-	-
Weighted-average shares for dilutive earnings per common share	264,421	198,373	232,540	194,278
Dilutive earnings (loss) per common share	$0.17	$0.04	$0.37	$(3.40)

For the nine months ended September 30, 2021, 30,569,588 potential common shares related to the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2020, 29,504,780 potential common shares related to the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the nine months ended September 30, 2020,  730,863 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.

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

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, executive severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$199,485	$67,262	$-	$-	$-	$266,747

Adjusted EBITDA	$194,303	$27,556	$-	$-	$(4,632)	$217,227
Less:
Interest expense						94,793
Depreciation and amortization	41,432	29,036	-	-	62	70,530
Other expense, net						4,472
Transaction related and other costs						1,063
Stock-based compensation						4,166
Income tax benefit						(2,244)
Adjustments for equity in earnings from unconsolidated entities						765
Net income						$43,682

	Three Months Ended September 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$182,370	$76,395	$-	-	$-	$258,765

Adjusted EBITDA	$181,103	$25,419	$-	$(186)	$(7,775)	$198,561
Less:
Interest expense						102,791
Depreciation and amortization	48,189	31,617	-	-	74	79,880
Other expense, net						3,098
Transaction related and other costs						20,816
Gain on sale of real estate						(22,908)
Stock-based compensation						3,341
Income tax expense						2,801
Adjustments for equity in earnings from unconsolidated entities						1,287
Net income						$7,455

	Nine Months Ended September 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$590,478	$217,035	$-	$-	$-	$807,513

Adjusted EBITDA	$577,937	$86,716	$-	$-	$(17,444)	$647,209
Less:
Interest expense						341,762
Depreciation and amortization	124,132	86,838	-	-	195	211,165
Other expense, net						14,569
Transaction related and other costs						5,624
Gain on sale of real estate						(442)
Gain on sale of operations						(28,143)
Stock-based compensation						10,963
Income tax expense						283
Adjustments for equity in earnings from unconsolidated entities						2,609
Net income						$88,819

	Nine Months Ended September 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$552,042	$232,942	$6,112	$651	$-	$791,747

Adjusted EBITDA	$545,792	$81,453	$77	$(461)	$(23,717)	$603,144
Less:
Interest expense						388,427
Depreciation and amortization	155,216	93,957	783	791	223	250,970
Other expense, net						12,186
Settlement expense						650,000
Transaction related and other costs						55,344
Gain on sale of real estate						(86,726)
Stock-based compensation						10,446
Income tax benefit						(7,650)
Adjustments for equity in earnings from unconsolidated entities						1,287
Net loss						$(671,140)

Note 14. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Windstream Commitments

Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate).  As of the date of this Quarterly Report on Form 10-Q, the Company made the first five quarterly payments totaling $122.5 million. On October 14, 2021, the Company prepaid four installments for a total of $92.9 million, $78.0 million of which was funded from a portion of the proceeds of the 2030 Notes (see Note 17).

Further, we are obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029.  Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.  If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, our combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.  Accordingly, because we funded $84.7 million of the $125 million limit in 2020, we are committed to fund up to $265.3 million of Growth Capital Improvements in 2021. During the nine months ended September 30, 2021, Uniti reimbursed $152.3 million of Growth Capital Improvements, of which $28.5 million, as allowed under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as tenant funded capital improvements. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $0.9 million and reported within other assets on our Condensed Consolidated Balance Sheet as of September 30, 2021, will be amortized against revenue over the initial term of the Windstream Leases.

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, and a hearing on the motion was heard on May 12, 2020. On November 4, 2020, the court granted the Defendants’ motion and dismissed SLF’s amended complaint, in its entirety, with prejudice.  On December 1, 2020, SLF filed a notice of appeal to the United States Court of Appeals for the Third Circuit from the district court’s dismissal order.  The appeal was fully briefed on September 10, 2021.  Oral argument is scheduled for December 31, 2021. We have evaluated this matter under the guidance provided by ASC 450-20, Contingencies (“ASC 450”), and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws (the “Shareholder Actions”), based on claims similar to those asserted in the SLF Action.  On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation. On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the consolidated Shareholder Actions.  The consolidated amended complaint seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The Shareholder Actions assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose, among other things, the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.” The Shareholder Actions seek class certification, unspecified monetary damages, costs and attorneys’ fees and other relief.  On July 10, 2020, defendants moved to dismiss the consolidated amended complaint.  On April 1, 2021, the court issued an order denying defendants’ motion to dismiss. On April 15, 2021, defendants filed a motion for reconsideration of the order or, in the alternative, for certification of an appeal of the decision to the Eighth Circuit.  Plaintiffs formally opposed this motion on April 29, 2021.  The District Court has not yet ruled on the motion.  Discovery is ongoing. We intend to defend this matter vigorously, and, because it is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. We have evaluated this matter under the guidance provided by ASC 450, and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

On August 17, 2021, two purported shareholders filed a derivative action on behalf of Uniti in the Circuit Court for Baltimore City, Maryland, under the caption Mayer et al. v. Gunderman et al., 24-C-21-003488 (the “Derivative Complaint”).  The Derivative Complaint names Kenneth Gunderman and Mark Wallace as defendants and the Company as a nominal defendant and asserts claims for breach of fiduciary duty and unjust enrichment.  The complaint alleges that the individual defendants caused the Company to issue certain false and misleading statements relating to the Spin-Off and/or the Master Lease.  In particular, as in the Shareholder Actions, the complaint alleges, among other things, that Defendants failed to disclose the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.”  The complaint seeks unspecified damages, unspecified equitable relief, and related costs and fees.  The parties are currently discussing a potential stay of the action pending the outcome of the Shareholder Actions.  In the meantime, the plaintiffs have agreed to extend the time for the defendants to respond to the complaint. Because this matter is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. We have evaluated this matter under the guidance provided by ASC 450, and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheet.

We maintain insurance policies that would provide coverage to various degrees for potential liabilities arising from the legal proceedings described above.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2021.

Note 15. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2021	2020	2021	2020
Cash flow hedge changes in fair value (loss) gain:
Balance at beginning of period attributable to common shareholders	$(30,353)	$(30,353)	$(30,353)	$(23,442)
Other comprehensive loss before reclassifications	-	-	-	(7,713)
Amounts reclassified from accumulated other comprehensive income	-	-	-	677
Balance at end of period	(30,353)	(30,353)	(30,353)	(30,478)
Less: Other comprehensive loss attributable to noncontrolling interest	-	-	-	(125)
Balance at end of period attributable to common shareholders	(30,353)	(30,353)	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to common shareholders	15,561	4,416	9,986	-
Amounts reclassified from accumulated other comprehensive income	2,830	2,829	8,488	7,325
Balance at end of period	18,391	7,245	18,474	7,325
Less: Other comprehensive income attributable to noncontrolling interest	22	47	105	127
Balance at end of period attributable to common shareholders	18,369	7,198	18,369	7,198
Accumulated other comprehensive loss at end of period	$(11,984)	$(23,155)	$(11,984)	$(23,155)

Note 16. Capital Stock

The limited partner equity interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. On August 2, 2021, the Company exchanged 2,528,199 OP Units held by a third party for an equal number of common shares of the Company. The OP Units exchanged represented approximately 73% of the OP Units held by a third party with a carrying value of $50.4 million as of the exchange date.

Note 17. Subsequent Events

2030 Notes

On October 13, 2021, the Issuers issued $700.0 million aggregate principal amount of 6.00% Senior Notes due 2030. The Issuers deposited a portion of the net proceeds from the offering with the trustee for the Issuers’ outstanding 2024 Notes sufficient to fund the redemption thereof on December 15, 2021, and to pay any related premiums, fees and expenses in connection with the foregoing. Upon such deposit, the Issuers’ obligations under the 2024 Notes and indenture were discharged. The Company used the remaining proceeds of $78.0 million to prepay a portion of the settlement obligations under the settlement agreement with Windstream. See Note 14.

The 2030 Notes were issued at an issue price of 100% of their principal amount pursuant to an Indenture, dated as of October 13, 2021 (the “2030 Indenture”), among the Issuers, the guarantors named therein (collectively, the “Guarantors”) and Deutsche Bank Trust Company Americas, as trustee (in such capacity, the “Trustee”). The 2030 Notes mature on January 15, 2030 and bear interest at a rate of 6.000% per year. Interest on the 2030 Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2022.

The Issuers may redeem the 2030 Notes, in whole or in part, at any time prior to January 15, 2025 at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed plus accrued and unpaid interest on the 2030 Notes, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the 2030 Indenture. Thereafter, the Issuers may redeem the 2030 Notes in whole or in part, at the redemption prices set forth in the 2030 Indenture. Further, at any time on or prior to January 15, 2025, up to 40% of the aggregate principal amount of the 2030 Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 106.000% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued 2030 Notes remains outstanding. If certain changes of control of Uniti Group LP occur, holders of the 2030 Notes will have the right to require the Issuers to offer to repurchase their 2030 Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The 2030 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by each of Uniti Group LP’s existing and future domestic restricted subsidiaries (other than the Issuers and certain regulated subsidiaries) that guarantees indebtedness under the Company’s senior secured credit facilities and existing notes (collectively, the “Guarantors”). In addition, the Issuers will use commercially reasonable efforts to obtain necessary regulatory approval to allow such non-guarantor subsidiaries of the Company to guarantee the 2030 Notes, including by making filings to obtain such approval within 60 days of the issuance of the 2030 Notes. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the 2030 Notes.

The 2030 Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior unsecured indebtedness and senior in right of payment to any of the Issuers’ and the Guarantors’ subordinated indebtedness. The 2030 Notes and related guarantees are effectively subordinated to all of the Issuers’ and Guarantors’ secured indebtedness (including the senior secured credit facilities and secured notes) to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future liabilities (including trade payables) of the Issuers’ subsidiaries that do not guarantee the 2030 Notes.

The 2030 Indenture contains customary high yield covenants limiting the ability of Uniti Group LP and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 2030 Indenture also contains customary events of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2021. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2021, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 30, 2021 (the “Annual Report”).

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of September 30, 2021, we are the sole general partner of the Operating Partnership and own approximately 99.6% of the partnership interests in the Operating Partnership.

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

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, executive severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities.  For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 13 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Significant Business Developments

Unsecured Notes Offering and Redemption. On October 13, 2021, the Operating Partnership, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Issuers”) issued $700 million aggregate principal amount of 6.00% Senior Unsecured Notes due 2030 (the “2030 Notes”) and used the proceeds to fund the redemption in full of their outstanding 7.125% Senior Notes due 2024 (the “2024 Notes”) on December 15, 2021.  On October 13, 2021, the Issuers deposited amounts sufficient to fund the redemption of the 2024 Notes with the trustee of the 2024 Notes, and to pay any related premiums, fees and expenses in connection with the foregoing, and satisfied and discharged their respective obligations under the indenture governing the 2024 Notes.  The Company used the remaining proceeds of $78.0 million to prepay a portion of the settlement obligations under the settlement agreement with Windstream. See Notes 14 and 17 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$199,485	74.8%	$182,370	70.5%
Fiber Infrastructure	67,262	25.2%	76,395	29.5%
Tower	-	0.0%	-	0.0%
Consumer CLEC	-	0.0%	-	0.0%
Total revenues	266,747	100.0%	258,765	100.0%
Costs and Expenses:
Interest expense	94,793	35.6%	102,791	39.8%
Depreciation and amortization	70,530	26.4%	79,880	30.9%
General and administrative expense	25,077	9.4%	26,659	10.3%
Operating expense (exclusive of depreciation and amortization)	34,167	12.8%	37,831	14.6%
Transaction related and other costs	1,063	0.4%	20,816	8.0%
Gain on sale of real estate	-	0.0%	(22,908)	(8.9%)
Other expense, net	283	0.1%	3,098	1.2%
Total costs and expenses	225,913	84.7%	248,167	95.9%
Income before income taxes and equity in earnings from unconsolidated entities	40,834	15.3%	10,598	4.1%
Income tax (benefit) expense	(2,244)	(0.9%)	2,801	1.1%
Equity in (earnings) loss from unconsolidated entities	(604)	(0.2%)	342	0.1%
Net income	43,682	16.4%	7,455	2.9%
Net income attributable to noncontrolling interests	316	0.1%	190	0.1%
Net income attributable to shareholders	43,366	16.3%	7,265	2.8%
Participating securities' share in earnings	(283)	(0.1%)	(229)	(0.1%)
Dividends declared on convertible preferred stock	(3)	(0.0%)	(2)	(0.0%)
Net income attributable to common shareholders	$43,080	16.2%	$7,034	2.7%

The following tables set forth, for the three months ended September 30, 2021 and 2020, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Three Months Ended September 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$199,485	$67,262	$-	$-	$-	$266,747

Adjusted EBITDA	$194,303	$27,556	$-	$-	$(4,632)	$217,227
Less:
Interest expense						94,793
Depreciation and amortization	41,432	29,036	-	-	62	70,530
Other expense, net						4,472
Transaction related and other costs						1,063
Stock-based compensation						4,166
Income tax benefit						(2,244)
Adjustments for equity in earnings from unconsolidated entities						765
Net income						$43,682

	Three Months Ended September 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$182,370	$76,395	$-	-	$-	$258,765

Adjusted EBITDA	$181,103	$25,419	$-	$(186)	$(7,775)	$198,561
Less:
Interest expense						102,791
Depreciation and amortization	48,189	31,617	-	-	74	79,880
Other expense, net						3,098
Transaction related and other costs						20,816
Gain on sale of real estate						(22,908)
Stock-based compensation						3,341
Income tax expense						2,801
Adjustments for equity in earnings from unconsolidated entities						1,287
Net income						$7,455

Summary of Operating Metrics

	Operating Metrics
	As of September 30,
	2021	2020	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	4,890,000	4,500,000	8.7%
Copper strand miles	230,000	230,000	0.0%
Fiber Infrastructure:
Fiber strand miles	2,590,000	2,200,000	17.7%
Customer connections	25,897	25,885	0.0%

Revenues

	Three Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$199,485	74.8%	$182,370	70.5%
Fiber Infrastructure	67,262	25.2%	76,395	29.5%
Towers	-	0.0%	-	0.0%
Consumer CLEC	-	0.0%	-	0.0%
Total revenues	$266,747	100.0%	$258,765	100.0%

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

Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans were made to Windstream during quarter ended September 30, 2021.

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

During the three months ended September 30, 2021, Uniti reimbursed $60.2 million of Growth Capital Improvements.  Subsequent to September 30, 2021, Windstream requested, and we reimbursed $16.5 million of qualifying Growth Capital Improvements.  As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $253.5 million of Growth Capital Improvements.

	Three Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash rent	$166.7	83.5%	$165.8	90.9%
Non-cash revenue
TCI revenue	10.0	5.0%	9.2	5.0%
Straight-line revenue	6.5	3.3%	0.5	0.3%
Total non-cash revenue	16.5	8.3%	9.7	5.3%
Total Windstream revenue	183.2	91.8%	175.5	96.2%
Other triple-net leasing and dark fiber IRU	16.3	8.2%	6.9	3.8%
Total Leasing revenues	$199.5	100.0%	$182.4	100.0%

The increase in TCI revenue is attributable to continued investment by Windstream, which invested $34.2 million in TCIs during the three months ended September 30, 2021.  The total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $986.7 million as of September 30, 2021.  For the three months ended September 30, 2021, we recognized $16.3 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”)

arrangements. For the three months ended September 30, 2020, we recognized $6.9 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.

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

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company and was subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream’s historic filings through their quarter ended September 30, 2020 can be found at www.sec.gov. Additionally, the Windstream audited financial statements as of December 31, 2020 and for the period from September 22, 2020 to December 31, 2020 and as of December 31, 2019 and for the period from January 1, 2020 to September 21, 2020 and for each of the two years in the period ended December 31, 2019 are included as an exhibit to our Annual Report.  On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Section 12(g) and 15(d) under the Exchange Act.  Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

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

Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$19,381	28.8%	$25,160	33.0%
Enterprise and wholesale	20,863	31.1%	19,875	26.0%
E-Rate and government	13,505	20.1%	17,375	22.7%
Dark fiber and small cells	12,674	18.8%	11,640	15.2%
Other services	839	1.2%	2,345	3.1%
Total Fiber Infrastructure revenues	$67,262	100.0%	$76,395	100.0%

For the three months ended September 30, 2021, Fiber Infrastructure revenues totaled $67.3 million as compared to $76.4 million for the three months ended September 30, 2020. As of September 30, 2021, we had approximately 25,897 customer connections, up from 25,885 customer connections as of September 30, 2020. The $9.1 million decrease in Fiber Infrastructure revenues is primarily attributable to a $4.7 million decrease in lit backhaul service revenues related to the Uniti Fiber Northeast operations sold on May 28, 2021, a $1.9 million decrease related to the wind down of our construction activities, shown above within E-rate and government, and a $3.1 million decrease in equipment sales and installation revenue.

Towers – For the three months ended September 30, 2021, we recognized no revenue from the Towers business, as we completed the sale of our U.S. tower business on June 1, 2020.

Consumer CLEC – For the three months ended September 30, 2021, we recognized no revenue from the Consumer CLEC Business, as we substantially completed the wind down of the business as of the end of the second quarter of 2020.

Interest Expense, net

	Three Months Ended September 30,
(Thousands)	2021	2020	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes - 4.75%, 6.00% and 7.875%	49,691	52,547	(2,856)
Senior unsecured notes - 4.00%, 6.50%. 7.125% and 8.25%	32,176	37,031	(4,855)
Senior secured revolving credit facility - variable rate	2,210	710	1,500
Interest rate swap termination	2,829	2,829	-
Other	366	1,082	(716)
Total cash interest	87,272	94,199	(6,927)
Non-cash:
Amortization of deferred financing costs and debt discount	4,352	9,037	(4,685)
Accretion of settlement payable	4,117	-	4,117
Capitalized Interest	(948)	(445)	(503)
Total non-cash interest	7,521	8,592	(1,071)
Total interest expense, net	$94,793	$102,791	$(7,998)
(1) Swapped to fixed rate. See Note 9

Interest expense for the three months ended September 30, 2021 decreased $8.0 million compared to the three months ended September 30, 2020. The decrease is primarily due to lower cash interest expense of $6.9 million resulting from the extinguishment of the 6.00% Senior Secured Notes due 2023 (the “2023 Secured Notes”) and 8.25% Senior Unsecured Notes due 2023 (the “2023 Notes”).

Depreciation and Amortization Expense

	Three Months Ended September 30,
(Thousands)	2021	2020	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$42,376	$48,189	$(5,813)
Fiber Infrastructure	23,318	25,105	(1,787)
Corporate	62	74	(12)
Towers	-	-	-
Consumer CLEC	-	-	-
Total depreciation expense	65,756	73,368	(7,612)
Amortization expense
Leasing	(944)	-	(944)
Fiber Infrastructure	5,718	6,512	(794)
Corporate	-	-	-
Towers	-	-	-
Consumer CLEC	-	-	-
Total amortization expense	4,774	6,512	(1,738)
Total depreciation and amortization expense	$70,530	$79,880	$(9,350)

Leasing – Leasing depreciation expense decreased $5.8 million for the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020.  The decrease is attributable to a $7.6 million decrease related to the natural decrease in remaining useful life of the Windstream Distribution System assets which utilize the group composite depreciation method, partially offset by a $1.4 million increase in depreciation expense related to the asset purchase agreement the Company entered into with Windstream which was completed in the third quarter of 2020 (the “Asset Purchase Agreement”), which is discussed in greater detail in Note 5 to our accompanying Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  The $0.9 million decrease in amortization expense relates to intangible liabilities assumed from Windstream under the Asset Purchase Agreement.

Fiber Infrastructure – Fiber Infrastructure depreciation and amortization expense decreased for the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020. The $1.8 million decrease in depreciation expense is primarily attributable to the Everstream transaction completed on May 28, 2021. See Note 5.  The $0.8 million decrease in amortization expense relates to a trademark intangible asset, associated with the wind down of the construction business, that became fully amortized in 2020.

General and Administrative Expense

	Three Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Fiber Infrastructure	$13,427	5.1%	$14,538	5.6%
Leasing	2,254	0.8%	1,735	0.7%
Corporate	9,396	3.5%	10,304	4.0%
Towers	-	0.0%	-	0.0%
Consumer CLEC	-	0.0%	82	0.0%
Total general and administrative expenses	$25,077	9.4%	$26,659	10.3%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the three months ended September 30, 2021, general and administrative costs totaled $25.1 million.  For the three months ended September 30, 2020, general and administrative costs totaled $26.7 million. The decrease in general and administrative expenses is primarily attributable to a decrease of approximately $1.0 million in insurance expenses for the period.

Operating Expense

Operating expense for the three months ended September 30, 2021 decreased by $3.7 million from the three months ended September 30, 2020, which was primarily attributable to decreases in Fiber Infrastructure, Towers and Consumer CLEC Business operating expenses offset by an increase in Leasing operating expenses discussed below.  Operating expense for our reportable segments for the three months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$28,983	10.9%	$37,122	14.4%
Leasing	5,184	1.9%	605	0.2%
Towers	-	0.0%	-	0.0%
CLEC	-	0.0%	104	0.0%
Total operating expenses	$34,167	12.8%	$37,831	14.6%

Fiber Infrastructure – For the three months ended September 30, 2021, Fiber Infrastructure operating expenses totaled $29.0 million as compared to $37.1 million for the three months ended September 30, 2020.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses. The $8.1 million decrease in operating expenses is primarily attributable to decreases in construction related expenses of $2.8 million, $2.8 million in equipment sales and installation expense and $2.0 million in expenses related to the Uniti Fiber Northeast operations sold on May 28, 2021.

Leasing – Leasing operating expense was $5.2 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively.  The increase is primarily driven by a $4.1 million increase in network expenses due to the Asset Purchase Agreement the Company entered into with Windstream which was completed in the third quarter of 2020.

Towers – For the three months ended September 30, 2021, Towers operating expenses were not incurred as the U.S. tower business sale was completed on June 1, 2020.

Consumer CLEC – For the three months ended September 30, 2021, Consumer CLEC Business operating expenses were not incurred, as we substantially completed the wind down of the business as of the end of the second quarter of 2020.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the three months ended September 30, 2021, we incurred $1.1 million of transaction related and other costs, compared to $20.8 million of such costs during the three months ended September 30, 2020. The decrease is primarily related to incurring $16.4 million of total costs related to the Windstream bankruptcy for the three months ended September 30, 2020.

Income Tax (Benefit) Expense

The income tax (benefit) expense recorded for the three months ended September 30, 2021 and 2020, respectively, is related to the tax impact of the following:

	Three Months Ended September 30,
(Thousands)	2021	2020
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(3,476)	$3,606
Gain on sale of operations	-	-
Other undistributed REIT taxable income	778	-
REIT state and local taxes	352	-
Other	102	(805)
Total income tax (benefit) expense	$(2,244)	$2,801

Comparison of the nine months ended September 30, 2021 and 2020

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Nine Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$590,478	73.1%	$552,042	69.7%
Fiber Infrastructure	217,035	26.9%	232,942	29.4%
Tower	-	0.0%	6,112	0.8%
Consumer CLEC	-	0.0%	651	0.1%
Total revenues	807,513	100.0%	791,747	100.0%
Costs and Expenses:
Interest expense	341,762	42.3%	388,427	49.2%
Depreciation and amortization	211,165	26.2%	250,970	31.7%
General and administrative expense	75,800	9.4%	81,686	10.3%
Operating expense (exclusive of depreciation and amortization)	105,436	13.1%	118,308	14.9%
Settlement expense	-	0.0%	650,000	82.1%
Transaction related and other costs	5,624	0.7%	55,344	7.0%
Gain on sale of real estate	(442)	(0.1%)	(86,726)	(11.0%)
Gain on sale of operations	(28,143)	(3.5%)	-	0.0%
Other expense	8,758	1.1%	12,186	1.5%
Total costs and expenses	719,960	89.2%	1,470,195	185.7%
Income (loss) before income taxes and equity in earnings (loss) from unconsolidated entities	87,553	10.8%	(678,448)	(85.7%)
Income tax expense (benefit)	283	0.0%	(7,650)	(0.9%)
Equity in (earnings) loss from unconsolidated entities	(1,549)	(0.2%)	342	0.0%
Net income (loss)	88,819	11.0%	(671,140)	(84.8%)
Net income (loss) attributable to noncontrolling interests	984	0.1%	(11,808)	(1.5%)
Net income (loss) attributable to shareholders	87,835	10.9%	(659,332)	(83.3%)
Participating securities' share in earnings	(864)	(0.1%)	(853)	(0.1%)
Dividends declared on convertible preferred stock	(8)	(0.0%)	(6)	(0.0%)
Net income (loss) attributable to common shareholders	$86,963	10.8%	$(660,191)	(83.4%)

The following tables set forth, for the nine months ended September 30, 2021 and 2020, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Nine Months Ended September 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$590,478	$217,035	$-	$-	$-	$807,513

Adjusted EBITDA	$577,937	$86,716	$-	$-	$(17,444)	$647,209
Less:
Interest expense						341,762
Depreciation and amortization	124,132	86,838	-	-	195	211,165
Other expense, net						14,569
Transaction related and other costs						5,624
Gain on sale of real estate						(442)
Gain on sale of operations						(28,143)
Stock-based compensation						10,963
Income tax expense						283
Adjustments for equity in earnings from unconsolidated entities						2,609
Net income						$88,819

	Nine Months Ended September 30, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Subtotal of Reportable Segments
Revenues	$552,042	$232,942	$6,112	$651	$-	$791,747

Adjusted EBITDA	$545,792	$81,453	$77	$(461)	$(23,717)	$603,144
Less:
Interest expense						388,427
Depreciation and amortization	155,216	93,957	783	791	223	250,970
Other expense, net						12,186
Settlement expense						650,000
Transaction related and other costs						55,344
Gain on sale of real estate						(86,726)
Stock-based compensation						10,446
Income tax benefit						(7,650)
Adjustments for equity in earnings from unconsolidated entities						1,287
Net loss						$(671,140)

Revenues

	Nine Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$590,478	73.1%	$552,042	69.7%
Fiber Infrastructure	217,035	26.9%	232,942	29.4%
Towers	-	0.0%	6,112	0.8%
Consumer CLEC	-	0.0%	651	0.1%
Total revenues	$807,513	100.0%	$791,747	100.0%

Leasing – During the nine months ended September 30, 2021, Uniti reimbursed $152.3 million of Growth Capital Improvements, of which $28.5 million, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as TCIs.  Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $0.9 million and reported within other assets on our Condensed Consolidated Balance Sheet as of September 30, 2021, will be amortized against revenue over the initial term of the Windstream Leases.  Subsequent to September 30, 2021, Windstream requested, and we reimbursed $16.5 million of qualifying Growth Capital Improvements.  As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $253.5 million of Growth Capital Improvements.

	Nine Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream leases:
Cash rent	$498.9	84.5%	$496.4	89.9%
Non-cash revenue
TCI revenue	28.8	4.8%	26.2	4.7%
Straight-line revenue	18.1	3.1%	0.4	0.1%
Total non-cash revenue	46.9	7.9%	26.6	4.8%
Total Windstream revenue	545.8	92.4%	523.0	94.7%
Other triple-net leasing and dark fiber IRU	44.7	7.6%	29.0	5.3%
Total Leasing revenues	$590.5	100.0%	$552.0	100.0%

The increase in TCI revenue is attributable to continued investment by Windstream, which invested $141.0 million in TCIs during the nine months ended September 30, 2021.  The total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $986.7 million as of September 30, 2021.  For the nine months ended September 30, 2021, we recognized $44.7 million of leasing revenues from non-Windstream triple-net leasing and dark fiber IRU arrangements. For the nine months ended September 30, 2020, we recognized $29.0 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.

Fiber Infrastructure – Fiber Infrastructure revenues for the nine months ended September 30, 2021 and 2020 consisted of the following:

	Nine Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$67,404	31.1%	$80,568	34.6%
Enterprise and wholesale	63,190	29.1%	58,761	25.2%
E-Rate and government	48,795	22.5%	60,133	25.8%
Dark fiber and small cells	35,167	16.2%	29,832	12.8%
Other services	2,479	1.1%	3,648	1.6%
Total Fiber Infrastructure revenues	$217,035	100.0%	$232,942	100.0%

For the nine months ended September 30, 2021, Fiber Infrastructure revenues totaled $217.0 million as compared to $232.9 million for the nine months ended September 30, 2020. The $15.9 million decrease in Fiber Infrastructure revenues is primarily attributable to a $10.0 million decrease related to the wind down of our construction activities, shown above within E-rate and government, and a decrease of $6.3 million in lit service revenues related to the Uniti Fiber Northeast operations sold on May 28, 20201.

Towers – For the nine months ended September 30, 2021, we recognized no revenue from the Towers business, as we completed the sale of our U.S. tower business on June 1, 2020.

Consumer CLEC – For the nine months ended September 30, 2021, we recognized no revenue from the Consumer CLEC Business, as we substantially completed the wind down of the business as of the end of the second quarter of 2020.

Interest Expense, net

	Nine Months Ended September 30,
(Thousands)	2021	2020	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate (1)	$-	$15,709	$(15,709)
Senior secured notes - 4.75%, 6.00% and 7.875%	156,550	138,344	18,206
Senior unsecured notes - 4.00%, 6.50%. 7.125% and 8.25%	99,438	111,092	(11,654)
Senior secured revolving credit facility - variable rate	7,095	12,942	(5,847)
Tender premium and early redemption payments	20,541	-	20,541
Interest rate swap termination	8,488	7,325	1,163
Other	2,070	3,157	(1,087)
Total cash interest	294,182	288,569	5,613
Non-cash:
Amortization of deferred financing costs and debt discount	13,723	27,703	(13,980)
Write off of deferred financing costs and debt discount	22,828	73,952	(51,124)
Accretion of settlement payable	13,006	-	13,006
Capitalized Interest	(1,977)	(1,797)	(180)
Total non-cash interest	47,580	99,858	(52,278)
Total interest expense, net	$341,762	$388,427	$(46,665)
(1) Swapped to fixed rate. See Note 9

Interest expense for the nine months ended September 30, 2021 decreased $46.7 million compared to the nine months ended September 30, 2020. The decrease is primarily due to the decrease in debt extinguishment loss of $30.6 million on the 2023 Secured Notes and the 2023 Notes and lower cash interest expense of $13.4 million resulting from extinguishment of 2023 Secured Notes and 2023 Notes during the nine months ended September 30, 2021.

Depreciation and Amortization Expense

	Nine Months Ended September 30,
(Thousands)	2021	2020	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$126,965	$151,845	$(24,880)
Fiber Infrastructure	69,684	75,505	(5,821)
Corporate	195	223	(28)
Towers	-	783	(783)
Consumer CLEC	-	-	-
Total depreciation expense	196,844	228,356	(31,512)
Amortization expense
Leasing	(2,833)	3,371	(6,204)
Fiber Infrastructure	17,154	18,452	(1,298)
Corporate	-	-	-
Towers	-	-	-
Consumer CLEC	-	791	(791)
Total amortization expense	14,321	22,614	(8,293)
Total depreciation and amortization expense	$211,165	$250,970	$(39,805)

Leasing – Leasing depreciation expense decreased $24.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.  The decrease is attributable to a $26.8 million decrease related to the natural decrease in remaining useful life of the Windstream Distribution System assets which utilize the group composite depreciation method, partially offset by $4.3 million increase in depreciation expense related to the assets acquired from Windstream under the Asset Purchase Agreement.  The $6.2 million decrease in amortization expense relates to intangible liabilities assumed from Windstream under the Asset Purchase Agreement.

Fiber Infrastructure – Fiber Infrastructure depreciation and amortization expense decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The $5.8 million decrease in depreciation expense is primarily attributable to the Everstream transaction completed on May 28, 2021.  See Note 5.  The $1.3 million decrease in amortization expense relates to a trademark intangible asset, associated with the wind down of the construction business, that became fully amortized in 2020.

General and Administrative Expense

	Nine Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Fiber Infrastructure	$41,190	5.1%	$42,124	5.3%
Leasing	7,436	0.9%	5,242	0.7%
Corporate	27,174	3.4%	31,492	4.0%
Towers	-	0.0%	2,607	0.3%
Consumer CLEC	-	0.0%	221	0.0%
Total general and administrative expenses	$75,800	9.4%	$81,686	10.3%

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities. For the nine months ended September 30, 2021, general and administrative costs totaled $75.8 million.  For the nine months ended September 30, 2020, general and administrative costs totaled $81.7 million. The decrease in general and administrative expenses is primarily attributable to a decrease of approximately $3.8 million in professional and legal expenses for the period.

Operating Expense

Operating expense for the nine months ended September 30, 2021 decreased from the nine months ended September 30, 2020, which was primarily attributable to decreases in Fiber Infrastructure, Towers and Consumer CLEC Business operating expenses offset by an increase in Leasing operating expenses discussed below.  Operating expense for our reportable segments for the nine months ended September 30, 2021 and 2020 consisted of the following:

	Nine Months Ended September 30,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Fiber Infrastructure	$93,410	11.6%	$111,405	14.0%
Leasing	12,026	1.5%	2,320	0.3%
Towers	-	0.0%	3,692	0.5%
CLEC	-	0.0%	891	0.1%
Total operating expenses	$105,436	13.1%	$118,308	14.9%

Fiber Infrastructure – For the nine months ended September 30, 2021, Fiber Infrastructure operating expenses totaled $93.4 million as compared to $111.4 million for the nine months ended September 30, 2020.  The $18.0 million decrease in operating expenses is primarily attributable to decreases in construction related expenses of $12.7 million and $4.2 million in expenses related to the Uniti Fiber Northeast operations sold on May 28, 2021.

Leasing – Leasing operating expense was $12.0 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively.  The increase is primarily driven by a $8.1 million increase in network expenses due to the Asset Purchase Agreement the Company entered into with Windstream which was completed in the third quarter of 2020.

Towers – For the nine months ended September 30, 2021, Towers operating expenses were not incurred as the U.S. tower business sale was completed on June 1, 2020.  Towers operating expense was $3.7 million for the nine months ended September 30, 2020.

Consumer CLEC – For the nine months ended September 30, 2021, Consumer CLEC Business operating expenses were not incurred, as we substantially completed the wind down of the business as of the end of the second quarter of 2020.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the nine months ended September 30, 2021, we incurred $5.6 million of transaction related and other costs, compared to $55.3 million of such costs during the nine months ended September 30, 2020. The decrease is primarily related to incurring $40.2 million of total costs related to the Windstream bankruptcy for the nine months ended September 30, 2020, as compared to $1.3 million for the nine months ended September 30, 2021, and we incurred $5.2 million in costs related to the sale of our U.S. towers business during the nine months ended September 30, 2020.

Income Tax Expense (Benefit)

The income tax expense (benefit) recorded for the nine months ended September 30, 2021 and 2020, respectively, is related to the tax impact of the following:

	Nine Months Ended September 30,
(Thousands)	2021	2020
Income tax expense (benefit)
Pre-tax loss (Fiber Infrastructure)	$(9,484)	$(7,128)
Gain on sale of operations	7,041	-
Other undistributed REIT taxable income	1,310	-
REIT state and local taxes	1,291	-
Other	125	(522)
Total income tax expense (benefit)	$283	$(7,650)

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

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, (collectively, “Transaction Related and Other Costs”), costs related to the settlement with Windstream, goodwill impairment charges, executive severance costs, amortization of non-cash rights-of-use, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.

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

The Company defines AFFO, as FFO excluding (i) Transaction Related and Other Costs; (ii) costs related to the litigation settlement with Windstream, and accretion on our settlement obligation as these items are not reflective of ongoing operating performance; (iii) goodwill impairment charges; (iv) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, amortization of non-cash rights-of-use, straight line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; and (v) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, executive severance costs, taxes associated with tax basis cancellation of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments and similar or infrequent items less maintenance capital expenditures. AFFO includes adjustments to reflect the Company’s share of AFFO from unconsolidated entities. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA and of our net (loss) income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2021	2020	2021	2020
Net income (loss)	$43,682	$7,455	$88,819	$(671,140)
Depreciation and amortization	70,530	79,880	211,165	250,970
Interest expense, net	94,793	102,791	341,762	388,427
Income tax (benefit) expense	(2,244)	2,801	283	(7,650)
EBITDA	$206,761	$192,927	$642,029	$(39,393)
Stock based compensation	4,166	3,341	10,963	10,446
Transaction related and other costs	1,063	20,816	5,624	55,344
Settlement expense	-	-	-	650,000
Gain on sale of operations	-	-	(28,143)	-
Gain on sale of real estate	-	(22,908)	(442)	(86,726)
Other expense	4,472	3,098	14,569	12,186
Adjustments for equity in earnings from unconsolidated entities	765	1,287	2,609	1,287
Adjusted EBITDA	$217,227	$198,561	$647,209	$603,144

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2021	2020	2021	2020
Net income (loss) attributable to common shareholders	$43,080	$7,034	$86,963	$(660,191)
Real estate depreciation and amortization	53,620	59,318	159,175	185,377
Gain on sale of real estate assets, net of tax	-	(22,501)	(442)	(86,319)
Participating securities share in earnings	283	229	864	853
Participating securities share in FFO	(635)	(331)	(1,660)	(937)
Real estate depreciation and amortization from unconsolidated entities	646	366	1,876	366
Adjustments for noncontrolling interests	(412)	(598)	(1,979)	(1,700)
FFO attributable to common shareholders	$96,582	$43,517	$244,797	$(562,551)
Transaction related and other costs	1,063	20,816	5,624	55,344
Change in fair value of contingent consideration	-	1,946	21	8,086
Amortization of deferred financing costs and debt discount	4,352	9,037	13,723	27,703
Write off of deferred financing costs and debt discount	-	-	22,828	73,952
Costs related to the early repayment of debt	-	-	28,485	-
Stock based compensation	4,166	3,341	10,963	10,446
Gain on sale of operations	-	-	(28,143)	-
Non-real estate depreciation and amortization	16,910	20,562	51,990	65,593
Settlement expense	-	-	-	650,000
Straight-line revenues	(8,240)	(1,747)	(22,455)	(1,036)
Maintenance capital expenditures	(1,938)	(1,617)	(6,322)	(4,978)
Other, net	(2,949)	(3,461)	(4,958)	(25,271)
Adjustments for equity in earnings from unconsolidated entities	119	921	733	921
Adjustments for noncontrolling interests	(120)	(775)	(990)	(15,114)
AFFO attributable to common shareholders	$109,945	$92,540	$316,296	$283,095

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions.  Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term fiber and related assets made by Windstream through 2029.  To date, we have paid $215.4 million of the $490.1 million due to Windstream under the settlement agreement, including $92.9 million that we pre-paid on October 14, 2021, $78.0 million of which was funded from a portion of the proceeds of the 2030 Notes. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.  If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, our combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.  Accordingly, because we funded $84.7 million of the $125 million limit in 2020, we are committed to fund up to $265.3 million of Growth Capital Improvements in 2021.

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

As of September 30, 2021, we had cash and cash equivalents of $69.8 million and approximately $380.5 million of borrowing availability under our Revolving Credit Facility. Subsequent to September 30, 2021, other than the redemption of the 2024 Notes as described below, and $16.5 million of Growth Capital Improvements (see “Result of Operations—Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends.  See “—Dividends.”

	Nine Months Ended September 30,
(Thousands)	2021	2020
Cash flow from operating activities:
Net cash provided by operating activities	$353,353	$112,815

Cash provided by operating activities was $353.4 million and $112.8 million for the nine months ended September 30, 2021 and 2020, respectively.  Cash provided by operating activities is primarily attributable to our leasing activities.

	Nine Months Ended September 30,
(Thousands)	2021	2020
Cash flow from investing activities:
Windstream asset acquisition	$-	$(73,127)
Proceeds from sale of real estate, net of cash	1,034	392,011
Proceeds from sale of operations (Note 5)	62,113	-
Proceeds from sale of other equipment	1,143	-
Other capital expenditures	(276,010)	(214,150)
Net cash (used in) provided by investing activities	$(211,720)	$104,734

Cash used in investing activities was $211.7 million for the nine months ended September 30, 2021 and is driven by capital expenditures, primarily related to our Uniti Fiber and Uniti Leasing business for deployment of network assets, partially offset by proceeds from the sale of the Uniti Fiber Northeast operations to Everstream ($62.1 million).  Cash provided by investing activities for the nine months ended September 30, 2020 was $104.7 million, which was driven by proceeds from the sale of our U.S. tower business ($225.1 million), proceeds from the sale of our Midwest fiber network ($166.9 million), partially offset by capital expenditures ($214.2 million), which primarily related to our Uniti Fiber and Uniti Leasing businesses for the deployment of network assets but also includes $29.1 million of Growth Capital Improvements and expenditures of $73.1 million in connection with the Asset Purchase Agreement.

	Nine Months Ended September 30,
(Thousands)	2021	2020
Cash flow from financing activities:
Repayment of debt	$(1,660,000)	$(2,044,728)
Proceeds from issuance of notes	1,680,000	2,250,000
Dividends paid	(105,941)	(100,759)
Payment of settlement obligation	(73,516)	-
Payments of contingent consideration	(2,979)	(15,713)
Distributions paid to noncontrolling interest	(1,700)	(1,802)
Borrowings under revolving credit facility	290,000	140,000
Payments under revolving credit facility	(220,000)	(585,019)
Finance lease payments	(1,745)	(2,890)
Payments for financing costs	(25,755)	(47,775)
Settlement Common Stock issuance	-	244,550
Costs related to the early repayment of debt	(25,800)	-
Employee stock purchase program	672	306
Payments related to tax withholding for stock-based compensation	(2,652)	(962)
Net cash used in financing activities	$(149,416)	$(164,792)

Cash used in financing activities was $149.4 million for the nine months ended September 30, 2021, which was primarily driven by the repayment of the 2023 Notes and 2023 Secured Notes ($1.66 billion), net borrowings under the Revolving Credit Facility ($70.0 million), dividend payments ($105.9 million), payments for financing costs ($25.8 million), payment of settlement obligation ($73.5 million), 2023 Notes tender premium payment ($17.6 million), 2023 Secured Notes early redemption payment ($8.3 million) and contingent consideration payments ($3.0 million), partially offset by proceeds from the issuance of the 2029 Notes and 2028 Secured Notes ($1.68 billion).  Cash used in financing activities was $164.8 million for the nine months ended September 30, 2020, which was primarily driven by the repayment of senior secured term loan B ($2.04 billion), net payments under the Revolving Credit Facility ($445.0 million), dividend payments ($100.8 million) and payments for financing costs ($47.8 million), contingent consideration payments ($15.7 million), partially offset by the proceeds from the issuance of the 2025 Secured Notes ($2.25 billion) and the issuance of the Settlement Common Stock ($244.6 million).

Senior Notes

On October 13, 2021, Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC (together, the “Issuers”) issued $700 million aggregate principal amount of 6.00% Senior Notes due 2030 and will use the proceeds to fund the redemption of the Issuer’s 2024 Notes on December 15, 2021. On October 13, 2021, the Issuers deposited amounts with the trustee of the 2024 Notes sufficient to fund the redemption of the 2024 Notes on December 15, 2021, and to pay any related premiums, fees and expenses in connection with the foregoing, and therefore satisfied and discharged their respective obligations under the indenture governing the 2024 Notes.

The 2030 Notes were issued at an issue price of 100% of their principal amount pursuant to an indenture, dated as of October 13, 2021, among the Issuers, the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. The 2030 Notes mature on January 15, 2030 and bear interest at a rate of 6.000% per year. Interest on the 2030 Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2022.

For additional information, see Note 11 to our accompanying Condensed Consolidated Financial Statements contained in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time.  Under the registration statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250 million.  During the three and nine months ended September 30, 2021, we did not make any sales under the ATM Program.  This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

Outlook

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios.   We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities.  As of September 30, 2021, we had $380.5 million in borrowing availability under our Revolving Credit Facility, however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders.  We may also issue equity securities to repay debt and reduce our leverage ratio to be below 5.75 to 1.0 to obtain additional flexibility under our debt covenants, as described under “—Dividends.”  In light of the COVID-19 pandemic and its effects on the global economy and capital markets, we are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt.

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

Capital Expenditures

	Nine Months Ended September 30, 2021
(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$2,551	$-	$-	$-	$2,551
Growth capital improvements	152,254	-	-	-	152,254
Fiber Infrastructure	113,388	6,322	485	1,010	121,205
Total capital expenditures	$268,193	$6,322	$485	$1,010	$276,010

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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2020 - December 31, 2020	January 4, 2021	$0.15	December 15, 2020
January 1, 2021 - March 31, 2021	April 16, 2021	$0.15	April 1, 2021
April 1, 2021 - June 30, 2021	July 2, 2021	$0.15	June 18, 2021
July 1, 2021 - September 30, 2021	October 1, 2021	$0.15	September 17, 2021

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of September 30, 2021, there has been no material change to these estimates.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting that was disclosed in our Annual Report.

Internal Control over Financial Reporting

As disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report, during the fourth quarter of 2020, we identified a material weakness in our internal control over financial reporting due to ineffective controls over the annual goodwill impairment assessment, specifically, the control activities over the determination of the carrying value to be used in the assessment of goodwill impairment did not operate effectively due to an insufficient complement of qualified personnel. As of September 30, 2021, management is continuing to implement the remediation plan as disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report, which is described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	957	$11.10	—	—
August 1, 2021 to August 31, 2021	—	—	—	—
September 1, 2021 to September 30, 2021	89,513	12.94	—	—
Total	90,470	$12.92	—	—

(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

4.1

Indenture, dated October 13, 2021, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

4.2

Form of 6.000% Senior Notes due 2030 (included in Exhibit 4.1) ((incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

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

UNITI GROUP INC.

Date:	November 4, 2021	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 4, 2021	/s/ Travis T. Black
Travis T. Black Interim Chief Accounting Officer (Principal Accounting Officer)