Form 10-K
period 2021-12-31
Uniti Group Inc.
filed 2022-02-25
CIK 1620280

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 001-36708

Uniti Group Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	46-5230630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2101 Riverfront Drive Suite A Little Rock, Arkansas	72202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 850-0820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	UNIT	The NASDAQ Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2021 was $1,514,665,270

The number of shares of the Registrant’s common stock outstanding as of February 18, 2022 was 236,325,229.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to the 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities law. Forward looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have entered into with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”); the future prospects and financial health of Windstream; our ability to delever and achieve the ‘covenant reversion date’ under our 7.875% senior secured notes due 2025, which would permit us to pay additional dividends to shareholders; our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding filing an amendment to this Form 10-K to include Windstream’s audited financial statements as of and for the year ended December 31, 2021; our expectations regarding the effect of the COVID-19 pandemic on our results of operations and financial condition, including the potential need to perform an interim goodwill analysis and report an impairment charge related thereto; our expectations regarding the effect of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Consolidated Appropriations Act of 2021 (the “2021 Appropriations Act”) and other tax-related legislation on our tax position; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; expectations regarding future deployment of  fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; our expectations regarding the wind down of the Consumer CLEC business; and expectations regarding the payment of dividends.

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
•

the ability and willingness of our customers to renew their leases with us upon their expiration, our ability to reach agreement on the price of such renewal or ability to obtain a satisfactory renewal rent from an independent appraisal, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant;

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

•	covenants in our debt agreements that may limit our operational flexibility;
•	the possibility that we may experience equipment failures, natural disasters, cyber-attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
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

Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

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

As of December 31, 2021, Uniti and its subsidiaries own approximately 128,000 fiber network route miles, representing approximately 7.6 million fiber strand miles, approximately 230,000 route miles of copper cable lines, central office land and buildings across 44 states and beneficial rights to permits, pole agreements and easements.  Refer to Part I, Item 2 “Properties” of this Annual Report on Form 10-K for a more detailed breakdown of our telecommunications properties.

For the year ended December 31, 2021, we had revenues of $1.1 billion, net income attributable to common shareholders of $122.6 million, Funds From Operations (“FFO”) of $332.8 million and Adjusted Funds From Operations (“AFFO”) of $430.3 million. Both FFO and AFFO are non-GAAP financial measures, which we use to analyze our results. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K for additional information regarding these non-GAAP financial measures. We have historically managed our operations as four reportable business segments (in addition to our corporate operations), but due to the sale of our former towers business (“Uniti Towers”) and wind down of our consumer competitive local exchange carrier (“CLEC”) business (the “Consumer CLEC Business”), starting in 2021, we managed our operations with a focus on our two primary businesses, Leasing and Fiber Infrastructure (which we refer to as Uniti Leasing and Uniti Fiber, respectively), which are described in more detail in Note 15 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data.”

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments,” of this Annual Report on Form 10-K for information regarding significant developments in our business in 2021.

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

Strategy

Our primary goal is to create long-term stockholder value by (i) generating reliable and growing cash flows, (ii) diversifying our tenant and asset base, (iii) paying a dividend and (iv) maintaining our financial strength and liquidity. To achieve this goal, we employ a business strategy that leverages our first mover advantages in the sector and our strong access to the capital markets. The key components of our business strategy are:

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

Capitalize on the Market Demand for Increased Bandwidth Infrastructure and Performance

Bandwidth intensive devices and applications are rapidly fueling worldwide consumption of bandwidth, which in turn drives a continuously growing demand for stable and secure bandwidth options.  Communications service providers and other enterprises whose services and businesses require substantial amounts of bandwidth are increasingly looking to infrastructure providers to support their bandwidth needs and to expand the reach, performance and security of their networks.  We believe Uniti Fiber is well positioned to capitalize on this ongoing demand for bandwidth infrastructure solutions.

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

We intend to support our tenant operators and other communication service providers by providing capital to them for a variety of purposes, including capacity augmentation projects, tower construction and network expansions. We expect to structure these investments as lease arrangements that produce attractive returns for Uniti.  For example, under the leases with our anchor tenant, Windstream, we have agreed to fund up to $1.75 billion in value accretive upgrades to the network we lease to Windstream in exchange for an 8% return and future rental rate increases. For more information on this program with Windstream, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

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

Maintain Balance Sheet Strength and Liquidity

We seek to maintain a capital structure that provides the resources and financial flexibility to position us to capitalize on strategic growth opportunities. Our access to, and cost of, external capital is dependent on various factors, including general market conditions, credit ratings on our securities, interest rates and expectations of our future business performance. We intend to maintain a strong balance sheet through disciplined use of leverage, aiming to lower our relative cost of capital over time, and continuing to have access to multiple sources of capital and liquidity. As of December 31, 2021, we had $58.9 million of unrestricted cash and cash equivalents. As of December 31, 2021, with the exception of our revolving credit facility, all of our debt was fixed-rate debt.

Competition

We compete for investments in the communications industry with telecommunications companies, investment companies, infrastructure funds, private equity funds, hedge fund investors, sovereign funds and other REITs who focus primarily on specific segments of the communications infrastructure industry. The communications infrastructure industry is characterized by a high degree of competition among a large number of participants, including many local, regional and global corporations.  Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have. In addition, revenues from our network properties are dependent, to an extent, on the ability of our operating partners, like Windstream, to compete with other communication service providers.

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

For a more detailed discussion of Windstream’s emergence from bankruptcy and our settlement with Windstream refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments,” of this Annual Report on Form 10-K.

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

Our Business

Our primary lines of business are Uniti Leasing and Uniti Fiber, which are described in further detail below. For a more detailed discussion of our other reportable segments, including our former business lines Uniti Towers and the Consumer CLEC Business, and other recent business developments related thereto refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments,” of this Annual Report on Form 10-K.

Uniti Leasing

Uniti Leasing is engaged in acquiring and constructing mission-critical communications assets, such as fiber, data centers, next-generation consumer broadband, coaxial and upgradeable copper, and leasing them back to anchor customers on either an exclusive or shared-tenant basis.  Presently, a substantial portion of Uniti Leasing’s revenue is rental revenues from leasing the Distribution Systems to Windstream as described below in the section titled “Significant Customers”.  We believe our attractive cost of capital and advantageous REIT structure will enable Uniti Leasing to provide creative and tax-efficient solutions to additional customers, including (i) sale leaseback transactions, whereby Uniti Leasing acquires existing infrastructure assets from communications service providers and leases them back on a long-term basis; (ii) capital investment financing, whereby Uniti Leasing offers communications service providers a cost-efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iii) mergers and acquisitions financing, whereby Uniti Leasing facilitates mergers and acquisition transactions as a capital partner.  Results for Uniti Leasing are reported in our consolidated financial statements in our Leasing business segment.

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

At December 31, 2021, Uniti Fiber’s revenues under contract were over $1.0 billion, with a network consisting of approximately 2.7 million strand miles of fiber and approximately 26,300 customer connections.  Results for Uniti Fiber are reported in our consolidated financial statements in our Fiber Infrastructure business segment.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2021, we are the sole general partner of the Operating Partnership and own approximately 99.7% of the partnership interests in the Operating Partnership. In addition, we have undertaken series of transactions to permit us to hold certain of our assets indirectly through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.

Human Capital Management

On December 31, 2021, we employed 754 people, of whom 442 work directly developing and maintaining network operations, 105 in sales and sales support, 65 in shared services, 70 accounting and finance related positions and 72 in operations support roles.  None of our employees are subject to a collective bargaining agreement.

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

For the last four years Uniti has been certified as a Great Place to Work®.  Our management team strives to embody and promote our company values of united, necessary, innovative, tenacious, and integrity.  As a certified Great Place to Work®, 91% of our employees say they are treated fairly and are made to feel welcome. 80% of them agree that Uniti is a great place to work.  We believe our energetic and collaborative work environment is a contributing factor to our limited employee turnover and high levels of engagement.

Within our organization, we believe in unity and know that it can only be generated through connection, collaboration and respect.  We are committed to fostering these ideals by hiring, developing and supporting a diverse and inclusive workplace that encourages, supports and celebrates the diverse voices of our team members.  Two women sit on our board of directors and women represent approximately 22% of leadership positions across our company.  A key component to our commitment includes our Diversity and Inclusion Groups (“DIGs”) which support employees and allies in various experiences including diverse backgrounds, lifestyle, characteristics, and more.  Uniti currently has five active DIGs that allow for enrichment, connection and growth for our employees.  Each DIG is sponsored and supported by senior leaders across the organization.

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

As a result of the COVID-19 pandemic, we implemented safety protocols to protect our employees, customers and communities during the pandemic.  These protocols include health and safety training and compliance with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.  Many of our administrative and operational functions during this time have required modification, including some of our workforce working remotely.  Our experienced teams adapted to the changes in our work environment and have managed our business successfully during this challenging time.  To further support the mental health needs of our employees, we added an employer-paid virtual mental health benefit in addition to our already available Employee Assistance Program (EAP). Our EAP offers free, confidential assessments and short-term counseling to employees.  Together, with our additional virtual mental health benefit, employees have the opportunity to seek in person or virtual assistance with personal and/or work-related problems.  In 2021, Uniti launched Remote Work Academy which allows eligible employees primarily located within offices to enroll in a six-month virtual learning academy teaching them successful and effective business practices necessary to work remotely.  Upon graduation of Remote Work Academy, employees are formally transitioned to a remote work opportunity giving them the flexibility to work from home in lieu of reporting to an office location.

Uniti will continue to seek opportunities to support the overall health and well-being of our employees as we continue to realize significant value for our stockholders, customers and communities.

Significant Customers

For the years ended December 31, 2021, 2020 and 2019, 66.4%, 65.8% and 65.0% of our revenues, respectively, were derived from leasing our Distribution Systems to Windstream Holdings.

On April 24, 2015, we were separated and spun-off from Windstream pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived. In connection with Windstream’s emergence from bankruptcy, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety.  The Windstream Leases consist of (a) a master lease that governs Uniti owned assets used for Windstream’s incumbent local exchange carrier (“ILEC”) operations and (b) a master lease that governs Uniti Owned assets used for Windstream’s CLEC operations. For a more detailed discussion of Windstream’s emergence from bankruptcy and our settlement with Windstream refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments,” of this Annual Report on Form 10-K.

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream’s historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Sections 12(g) and 15(d) under the Exchange Act. Windstream’s filings are not incorporated by reference in this Annual Report on Form 10-K.

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

As of the date of this Annual Report on Form 10-K, Windstream is current on all lease payments. We note that in August 2020, Moody’s Investors Service assigned a B3 corporate family rating with a stable outlook to Windstream in connection with its post-emergence exit financing. At the same time, S&P Global Ratings assigned Windstream a B- issuer rating with a stable outlook. Both ratings remain current as of the date of this filing. In addition, in order to assist us in our continuing assessment of Windstream’s creditworthiness, we periodically receive certain confidential financial information and metrics from Windstream.  Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K for additional information regarding this assessment.

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

In some cases, our subsidiaries that compose Uniti Fiber utilize services or facilities of incumbent local exchange carriers through arrangements established under the Telecommunications Act of 1996 and FCC regulations.  The FCC has recently issued orders allowing ILECs to stop offering such elements and/or to increase the rates that they may charge competitive providers for access to such elements.   The loss of these elements, or significant price increases associated with our use of such elements, may increase our costs to maintain and construct new network facilities to replace those we may no longer access, or have other negative effects on our business such as a loss of ability to continue to provide services to certain customers.

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

Available Information

Our principal executive offices are located at 2101 Riverfront Drive, Suite A, Little Rock, AR 72202 and our telephone number is (501) 850-0820.  We maintain a website at www.uniti.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. Our Exchange Act filings can also be found at www.sec.gov.

Current copies of our Code of Business Conduct and Ethics & Whistleblower Policy, Corporate Governance Guidelines, and the charters for our Audit, Compensation and Governance Committees are posted in the “Corporate Governance” section of the About Us page of our website at www.uniti.com.

Item 1A. Risk Factors.

Risks Related to Our Business

The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could disrupt the operation of our business resulting in adverse impacts to our financial condition, results of operations, and cash flow.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and another pandemic in the future could do the same. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of COVID-19 and new emerging variants may have on us, and there is no guarantee that efforts by us, designed to address adverse impacts of COVID-19, will be effective.

In response to the COVID-19 pandemic, federal, state, and local governments adopted certain policies and initiatives including travel restrictions, stay at home policies, temporary business closures, social distancing and vaccination requirements. While many of these measures have been loosened, the ongoing pandemic and COVID-19 outbreaks have resulted in, and may continue to result in, reinstating these measures or implementing new or additional measures. While we have been able to navigate workplace restrictions and limitations with minimal disruptions to our business operations to date, we may be required to further modify our business practices in response to further government policies and initiatives or other negative impacts in response to the ongoing COVID-19 pandemic and new emerging variants.

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

•

increases in operating costs, inventory shortages and/or a decrease in productivity related to travel bans, social distancing efforts, vaccine mandates that may delay construction activities or require our vendor and contractors to incur additional costs that may be passed onto us;

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

We expect the settlement with Windstream may require us to raise significant additional capital.

We expect to raise capital to fund obligations to Windstream, including (i) $490.1 million of settlement payments payable over time (of which $269.6 million remains to be paid as of December 31, 2021) and (ii) an aggregate of up to $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or other applicable tenant) to certain ILEC and CLEC properties (the “Growth Capital Improvements”) subject to the Windstream Leases (although such investments will lead to higher rent payments). We will closely monitor capital markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; any limitations imposed by our current credit arrangements; and overall market conditions. If we are unable to access the capital markets as we anticipate (including because our cost of capital is higher than the returns we will get on our investment in Windstream), we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

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

We may be unable to renew the Windstream Leases on commercially attractive terms or at all.

The initial term of the Windstream Leases expires on April 30, 2030. There can be no assurance that Windstream will renew the Windstream Leases upon their expiration. See “—We are dependent on Windstream to make payments to us under the Windstream Leases, and an event that materially and adversely affects Windstream’s business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations.”

If Windstream elects to renew the Windstream Leases, we and Windstream will need to reach a mutual agreement on the rent for the renewal term.  The Windstream Leases require that the renewal rent be “Fair Market Rent,” and if we and Windstream are unable to agree on that amount, the renewal Fair Market Rent will be determined by an independent appraisal process.  If the current rent payable by Windstream exceeds the Fair Market Rent at the time of renewal, then the renewal term rent will be lower than the current rent payable by Windstream. We are confident that any renewal will be at a rate reflecting fair value and should be at an amount that will at least approximate current rent amounts, but we can provide no assurance as to the outcome of any negotiation or appraisal process.  Any significant decrease in the renewal rent of the Windstream Leases could have a material adverse effect on our results of operations, financial condition and future prospects.

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

As of December 31, 2021, we had outstanding long term indebtedness of approximately $5.18 billion consisting of senior notes and a revolving credit facility provided by a syndicate of banks and other financial institutions, which, as of December 31, 2021, provided for an aggregate committed amount of borrowings up to approximately $560.5 million.  Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets or sell assets as needed, and our ability to pay dividends. Please see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Agreement” for information about the terms of the limited waiver we received from the lenders to our Credit Agreement.

We anticipate that we will have sufficient access to liquidity to fund our cash needs; if we are unable to do so, we would need to reduce our spending and it could have an adverse effect on us.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios.  We anticipate declaring dividends for the 2022 tax year to comply with our REIT distribution requirements.  We also expect the need to raise capital to finance the Settlement, which includes growth capital investments, with Windstream.  We anticipate that we will partially finance these needs, together with operating expenses (including our debt service obligations) from our cash on hand and cash flows provided by operating activities. However, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations.  If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

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

Reports of a potential sale of the business may interfere with our business and harm our results of operations.

Media outlets have recently reported that certain unaffiliated third parties are interested in acquiring us. There can be no assurance that any such transaction will occur. We generally do not confirm or deny rumors, and we also do not generally announce negotiations or discussions until definitive documentation has been executed. Such rumors and any related actions taken by third parties could adversely affect our business, as responding to such reports and activity can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. Moreover, such reports and activities may create perceived uncertainties among current and potential customers, employees and other constituencies as to our future direction, which could result in the loss of business opportunities and make it more difficult to attract and retain qualified personnel. In addition, any perception of a possible transaction may cause significant fluctuations in our stock price that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in key assumptions regarding our fair value. In 2020 and 2021, the COVID-19 pandemic and supply chain disruptions contributed to significant financial market volatility. The extent to which the fair value of net assets acquired in business combinations is ultimately impacted will depend on numerous evolving factors that are presently uncertain and which we may not be able to predict. Although we assess potential impairment of our goodwill on an annual basis, the ongoing impact of the COVID-19 pandemic may cause us to perform an interim analysis of our goodwill and cause us to report an impairment charge in the future, which could have a significant adverse impact on our reported earnings. At December 31, 2021, we had $601.9 million of goodwill on our consolidated balance sheet. For a discussion of our goodwill impairment testing, see “Note 3. Summary of Significant Accounting Policies-Goodwill” to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” and “Critical Accounting Policies-Evaluation of Goodwill Impairment” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

Additionally, due to the ongoing COVID-19 pandemic, many of our employees may still be working remotely from their homes for the foreseeable future, which could have the effect of exacerbating any of the foregoing risks. While we have taken steps to ensure the security of our data and to prevent security breaches, many of these measures are being deployed for the first time on a widespread and sustained basis, and there is no guarantee the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely. As a result, we may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches.

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

Unforeseen events could adversely affect our operations, business, and reputation

We could be negatively impacted by other unforeseen events, such as extreme weather events, natural disasters (including as a result of any potential effects of climate change), acts of vandalism, or outbreak of other highly infectious or contagious diseases. There is increasing concern that global climate change is occurring and could result in increased frequency of certain types of natural disasters and extreme weather events. We cannot predict with certainty the rate at which climate change is occurring or the potential direct or indirect impacts of climate change to our business. Any such unforeseen events could, among other things, damage or delay deployment of our communication infrastructure, interrupt or delay service to our tenants or could result in legal claims or penalties, disruption in operations, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.

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

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (“Treasury”). Changes to the tax laws affecting REITs or TRSs, which may have retroactive application, could adversely affect our stockholders or us. We cannot predict how changes in the tax laws might affect our stockholders or us. Accordingly, we cannot provide assurance that new legislation, Treasury regulations, administrative interpretations or court decisions will not significantly affect our ability to remain qualified as a REIT, the federal income tax consequences of such qualification, the determination of the amount of REIT taxable income or the amount of tax paid by our TRSs.

We could fail to qualify as a REIT if income we receive from lease transactions, such as income from Windstream pursuant to the Windstream Leases, is not treated as qualifying income.

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Windstream or other lessees will not be treated as qualifying rent for purposes of these requirements if the relevant lease is not respected as a “true lease” for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If any of our leases, including the Windstream Leases, are not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify as a REIT.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Uniti and its subsidiaries own or lease approximately 128,000 fiber network route miles, representing approximately 7.6 million fiber strand miles, approximately 230,000 route miles of copper cable lines, wireless communication towers, central office land and buildings across 44 states and beneficial rights to permits, pole agreements and easements.

Leasing Segment

Uniti Leasing’s network properties include its fiber route miles and copper route miles. Below is a geographic distribution summary as of December 31, 2021:

Location	Fiber Route Miles	Copper Route Miles	Total Route Miles
TX	12,700	39,000	51,700
GA	11,800	44,900	56,700
KY	9,900	32,200	42,100
IA	8,900	31,500	40,400
NC	5,400	18,000	23,400
OH	5,300	10,400	15,700
AR	4,100	13,500	17,600
IL	3,500	—	3,500
FL	3,000	8,400	11,400
OK	2,400	12,000	14,400
IN	2,300	—	2,300
MI	2,000	—	2,000
WI	2,000	—	2,000
CA	1,800	—	1,800
MO	1,600	10,800	12,400
NM	1,600	5,100	6,700
NY	1,400	—	1,400
PA	1,300	—	1,300
TN	1,300	—	1,300
AL	1,200	2,400	3,600
VA	1,100	—	1,100
LA	1,000	—	1,000
Other(1)	6,700	1,500	8,200
Total	92,300	229,700	322,000
(1) Includes 20 states.

Fiber Segment

Uniti Fiber’s network properties include its fiber route miles and wireless communications towers. Below is a geographic distribution summary as of December 31, 2021:

Location	Fiber Route Miles
FL	8,400
LA	6,300
GA	6,000
AL	4,900
MS	3,100
VA	1,600
NY	1,500
TX	1,400
Other(1)	2,100
Total	35,300
(1) Includes 13 states.

Location	Towers
LA	110
NM	19
AR	18
TX	18
NE	10
Other(1)	22
Total	197
(1) Includes 10 states.

Item 3. Legal Proceedings.

A description of legal proceedings can be found in Note 16 - Commitments and Contingencies to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data,” and is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “UNIT.”

Holders

As of February 18, 2022, the closing price of our common stock was $11.31 per share as reported on the NASDAQ Global Select Market. As of February 18, 2022, we had 236,325,229 outstanding shares of common stock, and there were approximately 17,688 registered holders of record of Uniti’s common stock. A substantially greater number of holders of Uniti common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

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

Stock Performance

The following graph shows a comparison from December 31, 2016 through December 31, 2021 on the NASDAQ Global Select Market of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (S&P 400 Index), and the MSCI US REIT Index. The graph assumes that $100 was invested at the market open on December 31, 2016 and that all dividends were reinvested in the common stock of Uniti, the S&P 400 Index and the MSCI US REIT Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Stockholder Returns

Based on Investment of $100.00 Beginning on December 31, 2016

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Uniti Group Inc.	$100.00	$78.90	$78.89	$43.43	$66.61	$83.70
S&P 400 Index	100.00	116.24	103.36	130.44	148.26	184.97
MSCI US REIT Index	100.00	105.13	100.39	126.38	116.81	167.11

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	6,314	$12.11	—	—
November 1, 2021 to November 30, 2021	—	—	—	—
December 1, 2021 to December 31, 2021	16,128	13.19	—	—
Total	22,442	$12.88	—	—

(1)	The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

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

This section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 5, 2021, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 30, 2021.

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

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2021, we are the sole general partner of the Operating Partnership and own approximately 99.7% of the partnership interests in the Operating Partnership.  In addition, we have undertaken series of transactions to permit us to hold certain assets indirectly through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.

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

Leasing Segment: Represents the results from our leasing business, Uniti Leasing, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing fiber network assets that we either constructed or acquired.  Uniti Leasing is a component of our REIT operations.

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

We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, executive severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities.  For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 15 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data.”

Significant Business Developments

Unsecured Notes Offering and Redemption. On October 13, 2021, the Operating Partnership, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC issued $700 million aggregate principal amount of 6.00% Senior Unsecured Notes due 2030 (the “2030 Notes”) and used the proceeds to fund the redemption in full of all outstanding 7.125% Senior Unsecured Notes due 2024 (the “2024 Notes”). The Company used the remaining proceeds of $78.0 million, together with cash on hand, to prepay a portion of the settlement obligations under the settlement agreement with Windstream. See Note 16 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data.”

Everstream Solutions LLC OpCo-PropCo Transaction. On May 28, 2021, the Company completed its previously announced strategic transaction with Everstream Solutions LLC (“Everstream”).  As part of the transaction, Uniti entered into two 20-year IRU lease agreements with Everstream on Uniti owned fiber.  Concurrently, Uniti sold its Uniti Fiber Northeast operations and certain dark fiber IRU contracts acquired as part of the Windstream settlement to Everstream.  Total cash consideration, including upfront IRU payments, was approximately $135 million.  In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20-year term of the IRU lease agreements, subject to an annual escalator of 2%. We recorded a gain of $28.1 million related to this transaction, which is included in gain on sale of operations in our Consolidated Statements of Income (Loss).

Secured Notes Offering and Redemption. On April 20, 2021, the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC issued $570 million aggregate principal amount of 4.750% Senior Secured Notes due 2028 (the “2028 Secured Notes”) and used the proceeds to fund the redemption in full of all outstanding 6.00% Senior Secured Notes due 2023 (the “2023 Secured Notes”).

Unsecured Notes Offering, Tender and Redemption.  On February 2, 2021, the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC issued $1.11 billion aggregate principal amount of 6.50% Senior Unsecured Notes due 2029 (the “2029 Notes”) and used the net proceeds from the offering to fund the tender offer and subsequent redemption of all 8.25% Senior Unsecured Notes due 2023 (the “2023 Notes”).

Comparison of the years ended December 31, 2021 and 2020

The following tables sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

(Thousands)	Year Ended December 31, 2021	% of Revenues	Year Ended December 31, 2020	% of Revenues
Revenues:
Leasing	$801,497	72.8%	$745,915	69.9%
Fiber Infrastructure	299,025	27.2%	314,363	29.5%
Tower	-	0.0%	6,112	0.5%
Consumer CLEC	-	0.0%	651	0.1%
Total revenues	1,100,522	100.0%	1,067,041	100.0%
Costs and Expenses:
Interest expense, net	446,296	40.6%	497,128	46.6%
Depreciation and amortization	290,942	26.4%	329,403	30.9%
General and administrative expense	101,176	9.2%	104,975	9.8%
Operating expense (exclusive of depreciation and amortization)	146,869	13.3%	159,337	14.9%
Settlement expense	-	0.0%	650,000	60.9%
Goodwill impairment	-	0.0%	71,000	6.7%
Transaction related and other costs	7,544	0.7%	63,875	6.0%
Gain on sale of real estate	(442)	(0.0%)	(86,267)	(8.1%)
Gain on sale of operations	(28,143)	(2.6%)	-	0.0%
Other expense, net	18,553	1.7%	11,703	1.1%
Total costs and expenses	982,795	89.3%	1,801,154	168.8%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	117,727	10.7%	(734,113)	(68.8%)
Income tax benefit	(4,916)	(0.4%)	(15,203)	(1.4%)
Equity in earnings from unconsolidated entities	(2,102)	(0.2%)	(98)	(0.0%)
Net income (loss)	124,745	11.3%	(718,812)	(67.4%)
Net income (loss) attributable to noncontrolling interests	1,085	0.1%	(12,511)	(1.2%)
Net income (loss) attributable to shareholders	123,660	11.2%	(706,301)	(66.2%)
Participating securities' share in earnings	(1,077)	(0.1%)	(1,078)	(0.1%)
Dividends declared on convertible preferred stock	(10)	(0.0%)	(9)	(0.0%)
Net income (loss) attributable to common shareholders	$122,573	11.1%	$(707,388)	(66.3%)

The following table sets forth, for the years ended December 31, 2021 and 2020, revenues and Adjusted EBITDA of our reportable segments:

	Year Ended December 31, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$801,497	$299,025	$-	$-	$-	$1,100,522

Adjusted EBITDA	$784,061	$118,452	$-	$-	$(24,232)	$878,281
Less:
Interest expense, net						446,296
Depreciation and amortization	174,622	116,065	-	-	255	290,942
Other, net						24,917
Transaction related and other costs						7,544
Gain on sale of operations						(28,143)
Gain on sale of real estate						(442)
Stock-based compensation						13,847
Income tax benefit						(4,916)
Adjustments for equity in earnings from unconsolidated entities						3,491
Net income						$124,745

	Year Ended December 31, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$745,915	$314,363	$6,112	$651	$-	$1,067,041

Adjusted EBITDA	$737,337	$112,289	$77	$(545)	$(30,323)	$818,835
Less:
Interest expense, net						497,128
Depreciation and amortization	201,321	126,211	783	791	297	329,403
Other, net						11,703
Settlement expense						650,000
Goodwill impairment						71,000
Transaction related and other costs						63,875
Gain on sale of real estate						(86,267)
Stock-based compensation						13,721
Income tax benefit						(15,203)
Adjustments for equity in earnings from unconsolidated entities						2,287
Net loss						$(718,812)

	Operating Metrics
	As of December 31,
	2021	2020	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	4,900,000	4,510,000	8.6%
Copper strand miles	230,000	230,000	0.0%
Fiber Infrastructure:
Fiber strand miles	2,680,000	2,380,000	12.6%
Customer connections	26,300	26,300	0.0%

Revenues

Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases (and historically, the Master Lease). Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities.  The initial term of the Windstream Leases expires on April 30, 2030. The aggregate initial annual rent under the Windstream Leases is $663.0 million, equal to the annual rent under the Master Lease previously in effect, and is subject to annual escalation at a rate of 0.5%. For a description of the Windstream leases, see Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources—Windstream Master Lease and Windstream Leases.”

The rent for the first year of each renewal term under the Windstream Leases will be an amount agreed to by us and Windstream.  While the agreements require that the renewal rent be “Fair Market Rent,” if we are unable to agree, the renewal Fair Market Rent will be determined by an independent appraisal process.  Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%.

Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements is discussed below in this Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources—Windstream Master Lease and Windstream Leases.”

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

During the year ended December 31, 2021, Uniti reimbursed $221.5 million of Growth Capital Improvements. Subsequent to December 31, 2021, Windstream requested and we reimbursed $13.4 million of qualifying Growth Capital Improvements.  As of the date of this Annual Report on Form 10-K, we have reimbursed a total of $319.6 million of Growth Capital Improvements.

	Year Ended December 31,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$665.6	83.0%	$662.3	88.8%
GCI revenue	1.2	0.1%	-	0.0%
Total cash revenue	666.8	83.1%	662.3	88.8%
Non-cash revenue
TCI revenue	39.0	4.9%	35.1	4.7%
GCI revenue	11.4	1.4%	0.9	0.1%
Other straight-line revenue	13.3	1.7%	4.3	0.6%
Total non-cash revenue	63.7	8.0%	40.3	5.4%
Total Windstream Leases revenue	730.5	91.1%	702.6	94.2%
Other triple-net leasing and dark fiber IRU	71.0	8.9%	43.3	5.8%
Total Leasing revenues	$801.5	100.0%	$745.9	100.0%

The increase in TCI revenue is attributable to continued investment by Windstream, where Windstream invested $139.0 million of TCIs during the year ended December 31, 2021, offset by the Growth Capital Improvement reimbursement of capital improvements completed in 2020, as allowed under the Settlement, that were previously classified as TCIs of $28.5 million.  The total amount invested in TCIs by Windstream since the inception of the Master Lease was $984.7 million as of December 31, 2021.  As of December 31, 2020, Windstream had invested a total of $874.2 million in such improvements. For the year ended December 31, 2021, we recognized $71.0 million of leasing revenues from non-Windstream Leases triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements, compared to $43.3 million for the year ended December 31, 2020, the increase is primarily driven by the revenues associated with the Asset Purchase Agreement and the IRU arrangements entered into with Everstream as defined in Note 6 to our consolidated financial statements contained in Part II, Item 8 Financial Statements and Supplementary Data.

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

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream’s historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Sections 12(g) and 15(d) under the Exchange Act.  Windstream’s filings are not incorporated by reference in this Annual Report on Form 10-K.

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

We note that in August 2020, Moody’s Investor Service assigned a B3 corporate family rating with a stable outlook to Windstream in connection with its post-emergence exit financing.  At the same time, S&P Global Ratings assigned Windstream a B- issuer rating with a stable outlook.  These ratings were both upgrades from Windstream’s pre-bankruptcy ratings.  Both ratings remain current as of the date of this filing. In order to assist us in our continuing assessment of Windstream’s creditworthiness, we periodically receive certain confidential financial information and metrics from Windstream.

Under the terms of the Windstream Leases, Windstream is required to provide us audited financial statements as of and for the year ended December 31, 2021 (the “2021 Financial Statements”) no later than 90-days after its fiscal year-end.  After receipt of the 2021 Financial Statements, Uniti expects to file a Form 10-K/A to include the 2021 Financial Statements in our annual report.  As of the date of this Annual Report on Form 10-K, Windstream is current on all lease payments required under the Windstream Leases.

Fiber Infrastructure – For the years ended December 31, 2021 and 2020, we recognized $299.0 million and $314.4 million of revenue, respectively, in our Fiber Infrastructure segment. The decrease is primarily attributable to a $11.1 million decrease related to the wind down of our construction activities reported within E-Rate and government revenues, a $10.1 million decrease in lit backhaul service revenues related to the Uniti Fiber Northeast operations sold on May 28, 2021 and a decrease of $5.5 million lit backhaul service revenues related to lit-to-dark fiber conversion and renewals at a lower rate and longer term, partially offset by increased internet and installation services and equipment sales of $8.7 million reported within enterprise and wholesale and $3.3 million in increased dark fiber and small cell revenues. Revenue components for the Fiber Infrastructure segment for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021		2020
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$86,915	29.0%	$106,125	33.8%
Enterprise and wholesale	86,390	28.9%	78,702	25.0%
E-Rate and government	74,396	24.9%	80,428	25.6%
Dark fiber and small cells	48,052	16.1%	44,767	14.2%
Other services	3,272	1.1%	4,341	1.4%
Total Fiber Infrastructure revenues	$299,025	100.0%	$314,363	100.0%

Towers – For the year ended December 31, 2021, we recognized no revenue from the Towers business, as we completed the sale of our U.S. tower business on June 1, 2020.

Consumer CLEC – For the year ended December 31, 2021, we recognized no revenue from the Consumer CLEC business, as we substantially completed the wind down of business as of the end of the second quarter of 2020.

Interest Expense, net

	Year Ended December 31,
(Thousands)	2021	2020	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured term loan B - variable rate	$-	$15,709	$(15,709)
Senior secured notes - 4.75%, 6.00% and 7.875%	207,615	190,992	16,623
Senior unsecured notes - 4.00%, 6.00%. 6.50%, 7.125%, and 8.25%	138,931	148,125	(9,194)
Senior secured revolving credit facility - variable rate	9,467	14,691	(5,224)
Tender premium and early redemption payments	24,694	-	24,694
Interest rate swap termination	11,317	10,155	1,162
Other	2,437	3,986	(1,549)
Total cash interest	394,461	383,658	10,803
Non-cash:
Amortization of deferred financing costs and debt discount	18,122	36,955	(18,833)
Write off of deferred financing costs and debt discount	24,587	73,952	(49,365)
Accretion of settlement payable	16,901	4,768	12,133
Gain on prepayment of settlement payable	(5,432)	-	(5,432)
Capitalized Interest	(2,343)	(2,205)	(138)
Total non-cash interest	51,835	113,470	(61,635)
Total interest expense, net	$446,296	$497,128	$(50,832)

Interest expense for the year ended December 31, 2021 decreased $50.8 million compared to the year ended December 31, 2020. The decrease is primarily due to the decrease in debt extinguishment loss of $24.7 million on the 2023 Secured Notes, the 2023 Notes and the 2024 Notes and lower cash interest expense of $19.4 million resulting from extinguishment of 2023 Secured Notes and 2023 Notes, lower cash interest expense of $5.2 million related to the revolving credit facility and partially offset by higher cash interest expense of $7.2 million related to the extinguishment of the 2024 Notes during the year ended December 31, 2021.

Depreciation and Amortization Expense

We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets.  Depreciation and amortization expense for our reportable segments for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
(Thousands)	2021	2020	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$167,705	$198,805	$(31,100)
Fiber Infrastructure	93,193	101,332	(8,139)
Corporate	255	297	(42)
Towers	-	783	(783)
Consumer CLEC	-	-	-
Total depreciation expense	261,153	301,217	(40,064)
Amortization expense
Leasing	6,917	2,516	4,401
Fiber Infrastructure	22,872	24,879	(2,007)
Corporate	-	-	-
Towers	-	-	-
Consumer CLEC	-	791	(791)
Total amortization expense	29,789	28,186	1,603
Total depreciation and amortization expense	$290,942	$329,403	$(38,461)

Leasing – Leasing depreciation expense decreased $31.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease is primarily attributable to the natural decrease in remaining useful life of the Windstream Distribution System assets which utilize the group composite depreciation method. Amortization expense increased $4.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Fiber Infrastructure – Fiber Infrastructure depreciation and amortization expense decreased $8.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease in depreciation expense is primarily attributable to the Everstream transaction completed on May 28, 2021. The $2.0 million decrease in amortization expense relates to a trademark intangible asset, associated with the wind down of the construction business, that became fully amortized in 2020.

General and Administrative Expense

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with the administrative activities of our segments.

	Year Ended December 31,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$10,127	0.9%	$7,022	0.7%
Fiber Infrastructure	55,074	5.0%	54,529	5.1%
Corporate	35,975	3.3%	40,587	3.8%
Towers	-	0.0%	2,607	0.2%
Consumer CLEC	-	0.0%	230	0.0%
Total general and administrative expenses	$101,176	9.2%	$104,975	9.8%

Leasing – Leasing general and administrative expense increased $3.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase is primarily attributable to increased personnel expenses of $1.9 million.

Fiber Infrastructure – Fiber Infrastructure general and administrative expense increased $0.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Towers- For the year ended December 31, 2021, Towers general and administrative expenses were not incurred as the U.S. tower business sale was completed on June 1, 2020. Towers general and administrative expense was $2.6 million for the year ended December 31, 2020.

Corporate – Corporate general and administrative expense decreased $4.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease is primarily attributable to decreased professional and legal expenses of $2.6 million and decreased insurance expense of $1.1 million.

Operating Expense

Operating expense for the year ended December 31, 2021, totaled $146.9 million compared to $159.3 million for the year ended December 31, 2020. This decrease was primarily attributable to decreases in Fiber Infrastructure, Towers and Consumer CLEC Business operating expenses offset by an increase in Leasing operating expenses discussed below. Operating expense for our reportable segments for the years ended December 31, 2021 and 2020 consisted of the following:

	Year Ended December 31,
	2021		2020
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Leasing	$16,556	1.5%	$4,438	0.4%
Fiber Infrastructure	130,313	11.8%	150,241	14.1%
Towers	-	0.0%	3,692	0.3%
CLEC	-	0.0%	966	0.1%
Total operating expenses	$146,869	13.3%	$159,337	14.9%

Leasing – Leasing operating expense was $16.6 million and $4.4 million for the years ended December 31, 2021 and 2020, respectively. The increase is primarily driven by a $10.2 million increase in network expenses due to the Asset Purchase Agreement the Company entered into with Windstream which was completed in the third quarter of 2020.

Fiber Infrastructure – For the year ended December 31, 2021, Fiber Infrastructure operating expenses totaled $130.3 million as compared to $150.2 million for the year ended December 31, 2020.  The $19.9 million decrease in operating expenses is primarily attributable to a $13.3 million decrease related to the wind down of our construction activities and a $5.9 million decrease related to the Uniti Fiber Northeast operations sold on May 28, 2021. Other decrease of $0.7 million in operating expenses were driven by reduced network restoration and off-net expenses.

Towers – For the year ended December 31, 2021, Towers operating expenses were not incurred as the U.S. tower business sale was completed on June 1, 2020. Towers operating expense was $3.7 million for the year ended December 31, 2020.

Consumer CLEC – For the year ended December 31, 2021, Consumer CLEC Business operating expenses were not incurred, as we substantially completed the wind down of the business as of the end of the second quarter of 2020. CLEC operating expense was $0.9 million for the year ended December 31, 2020.

Settlement Expense

As described in Note 16 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data,” on July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York in an adversary proceeding against Uniti and certain of its affiliates.  On March 2, 2020, Uniti and Windstream jointly announced that they agreed to the Settlement, as defined in Note 16 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data,”) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement.  As a result, during the second quarter of 2020, we estimated that $650.0 million of the consideration paid to Windstream should be classified as settlement of litigation, and therefore, recorded a $650.0 million charge. The charge represented our estimated fair value of the litigation settlement component of the Settlement.

Goodwill Impairment

We performed our annual goodwill impairment analysis during the fourth quarter of 2021.  We concluded that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, approximates its carrying amount.  Accordingly, we recorded no goodwill impairment in the Fiber Infrastructure reporting unit for the year ended December 31, 2021.

We performed our annual goodwill impairment analysis during the fourth quarter of 2020.  As a result of increased capital expenditure investments in dark fiber and small cell projects and less than anticipated cash flow growth, we concluded that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, was less that its carrying amount.  Accordingly, we recorded a $71.0 million goodwill impairment in the Fiber Infrastructure reporting unit during the year ended December 31, 2020.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our enterprise resource planning system.  For the year ended December 31, 2021, we incurred $7.5 million of transaction related and other costs, compared to $63.9 million of such costs during the year ended December 31, 2020.  The decrease is primarily related to incurring $1.3 million of total costs related to the Windstream bankruptcy for the year ended December 31, 2021, as compared to $43.4 million for year ended December 31, 2020, and we incurred $5.2 million in costs related to the sale of our U.S. towers business during the year ended December 31, 2020.

Gain on Sale of Real Estate

For the year ended December 31, 2020, we recognized gains of $63.4 million and $23.0 million related to the sale of Uniti Towers’ U.S tower portfolio and the Company’s Midwest fiber network assets, respectively.

Gain on Sale of Operations

For the year ended December 31, 2021, we recognized a gain of $28.1 million related to the May 28, 2021 completion of the Everstream OpCo-PropCo Transaction. See Note 6.

Other Expense (Income), net

We recognized $18.6 million of other expense for the year ended December 31, 2021, which included $17.6 million of expenses related to the issuance of the 2028 Secured Notes and 2030 Notes.  Other expense for the year ended December 31, 2020, totaled $11.7 million, which included a $7.2 million unrealized loss for mark-to-market adjustments on our contingent consideration arrangements.

Income Tax (Benefit) Expense

The recorded income tax (benefit) expense recorded for the years ended December 31, 2021 and 2020, respectively, is related to the tax impact of the following:

	Year Ended December 31,
(Thousands)	2021	2020
Income tax benefit
Pre-tax loss (Fiber Infrastructure)	$(6,657)	$(12,758)
Return to accrual adjustments	-	(2,839)
Other	1,741	394
Total income tax benefit	$(4,916)	$(15,203)

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

We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, (collectively, “Transaction Related and Other Costs”), costs related to the settlement with Windstream, goodwill impairment charges, executive severance costs, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.

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

The Company defines AFFO, as FFO excluding (i) Transaction Related and Other Costs; (ii) costs related to the litigation settlement with Windstream, accretion on our settlement obligation, and gains on the prepayment of our settlement obligation as these items are not reflective of ongoing operating performance; (iii) goodwill impairment charges; (iv) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, amortization of non-cash rights-of-use assets, straight line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; and (v) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, executive severance costs, taxes associated with tax basis cancellation of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments and similar or infrequent items less maintenance capital expenditures. AFFO includes adjustments to reflect the Company’s share of AFFO from unconsolidated entities. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
(Thousands)	2021	2020
Net income (loss)	$124,745	$(718,812)
Depreciation and amortization	290,942	329,403
Interest expense, net	446,296	497,128
Income tax benefit	(4,916)	(15,203)
EBITDA	$857,067	$92,516
Stock-based compensation	13,847	13,721
Transaction related and other costs	7,544	63,875
Settlement expense	-	650,000
Goodwill impairment	-	71,000
Gain on sale of operations	(28,143)	-
Gain on sale of real estate	(442)	(86,267)
Other, net	24,917	11,703
Adjustments for equity in earnings from unconsolidated entities	3,491	2,287
Adjusted EBITDA	$878,281	$818,835

	Year Ended December 31,
(Thousands)	2021	2020
Net income (loss) attributable to common shareholders	$122,573	$(707,388)
Real estate depreciation and amortization	211,472	246,713
Gain on sale of real estate, net of tax	(442)	(85,860)
Participating securities' share in earnings	1,077	1,078
Participating securities' share in FFO	(2,188)	(1,162)
Real estate depreciation and amortization from unconsolidated entities	2,465	1,048
Adjustments for noncontrolling interests	(2,154)	(2,622)
FFO attributable to common shareholders	$332,803	$(548,193)
Transaction related and other costs	7,544	63,875
Change in fair value of contingent consideration	21	7,163
Amortization of deferred financing costs and debt discount	18,122	36,955
Write off deferred financing costs and debt discount	24,587	73,952
Costs related to the early repayment of debt	49,414	-
Stock-based compensation	13,847	13,721
Gain on sale of operations	(28,143)	-
Non-real estate depreciation and amortization	79,470	82,690
Settlement expense	-	650,000
Goodwill impairment	-	71,000
Straight-line revenue	(41,239)	(6,872)
Maintenance capital expenditures	(8,342)	(7,149)
Other, net	(17,694)	(32,374)
Adjustments for equity earnings from unconsolidated entities	1,026	1,238
Adjustments for noncontrolling interests	(1,090)	(16,496)
AFFO attributable to common shareholders	$430,326	$389,510

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

The Company is subject to restrictions on distributions to its shareholders based on our 7.875% senior secured notes due 2025. The restrictions permit the Company to make the minimum required distribution to maintain its status as a REIT, which is limited to 90% of our REIT taxable income, as estimated in good faith as of the date on which the first quarterly dividend for the relevant tax year is declared. The restrictions will remain in place until Company’s net leverage ratio (as defined) is below 5.75 : 1.00.

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

The Company may be subject to state corporate level tax in a certain limited number of states on any built-in gain recognized from a sale of assets occurring within a ten-year recognition period after the Spin-Off. The five-year recognition period applicable for federal corporate level tax on any built-in gain recognized from a sale of assets occurring within five years after the Spin-Off expired in 2020

Revenue Recognition

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

Impairment of Property, Plant and Equipment

We continually monitor events and changes in circumstances that could indicate that the carrying amount of our property, plant and equipment may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of those assets through its undiscounted future cash flows and the eventual disposition of the asset. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our property, plant and equipment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the related assets. During the years ended December 31, 2021 and 2020, no impairment losses were recognized.

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

Goodwill

As of December 31, 2021 and 2020, all of our goodwill is included in our Fiber Infrastructure segment.  Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units.  As a result of our 2021 annual goodwill impairment test, we concluded the implied fair value of our Fiber Infrastructure reporting unit approximates its carrying value.

We estimate the fair value of our reporting units (which are our segments) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions.  We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each methodology in the determination of the concluded fair value.  If the carrying value of a reporting unit's net assets is less than its fair value, no indication of impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of Income (Loss) not to exceed the carrying value of goodwill.

We performed our goodwill impairment analysis during the fourth quarter of 2021. We concluded that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, approximates its carrying amount. Accordingly, we recorded no goodwill impairment in the Fiber Infrastructure reporting unit for the year ended December 31, 2021. During the year ended December 31, 2020, we recorded a $71 million goodwill impairment. During the year ended December 31, 2019, no impairment loss was recorded.

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

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions.  Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $215.4 million of the $490.1 million due to Windstream under the settlement agreement, including $92.9 million that we pre-paid on October 14, 2021, $78.0 million of which was funded from a portion of the proceeds of the 2030 Notes. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020 and are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.

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

As of December 31, 2021, we had cash and cash equivalents of $58.9 million and approximately $360.5 million of borrowing availability under our Revolving Credit Facility. Subsequent to December 31, 2021, other than $13.4 million of Growth Capital Improvements, there have been no material outlays of funds outside of our scheduled interest and dividend payments.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our debt instruments would impose restrictions on our ability to pay dividends.

	Year Ended December 31,
(Thousands)	2021	2020
Cash flow from operating activities:
Net cash provided by operating activities	$499,157	$157,233

Cash provided by operating activities totaled $499.2 million and $157.2 million for the years ended December 31, 2021 and 2020, respectively. Cash provided by operating activities is primarily attributable to our leasing activities, a substantial portion of which is derived from the Windstream Leases.

	Year Ended December 31,
(Thousands)	2021	2020
Cash flow from investing activities:
Asset acquisitions	$-	$(73,407)
Proceeds from sale of operations	62,113	-
Proceeds from sale of other equipment	1,487	-
Proceeds from sale of real estate, net of cash	1,034	391,885
Other capital expenditures	(385,855)	(317,084)
Net cash (used in) provided by investing activities	$(321,221)	$1,394

Cash used in investing activities was $321.2 million for the year ended December 31, 2021 and is driven by capital expenditures, primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets but also includes $221.5 million of Growth Capital Improvements, partially offset by proceeds from the sale of the Uniti Fiber Northeast operations to Everstream ($62.1 million). Cash provided by investing activities for the year ended December 31, 2020 was $1.4 million, which was driven by proceeds from the sale of our U.S. tower business ($225.1 million), proceeds from the sale of our Midwest fiber network ($166.9 million), partially offset by capital expenditures ($317.1 million), which are primarily related to our Uniti Fiber and Uniti Leasing businesses for the deployment of network assets but also includes $84.7 million of Growth Capital Improvements, and expenditures of $73.4 million in connection with the Asset Purchase Agreement.

	Year Ended December 31,
(Thousands)	2021	2020
Cash flow from financing activities:
Repayment of debt	$(2,260,000)	$(2,044,728)
Proceeds from issuance of notes	2,380,000	2,250,000
Dividends paid	(141,371)	(135,676)
Payments of settlement obligation	(190,924)	-
Payments of contingent consideration	(2,979)	(15,713)
Distributions paid to noncontrolling interests	(1,700)	(2,322)
Borrowings under revolving credit facility	310,000	170,000
Payments under revolving credit facility	(220,000)	(635,019)
Finance lease payments	(2,019)	(3,702)
Payments for financing costs	(27,660)	(50,875)
Settlement Common Stock	-	244,550
Costs related to early repayment of debt	(36,486)	-
Employee stock purchase program	672	676
Net share settlement	(4,100)	(1,097)
Net cash used in financing activities	$(196,567)	$(223,906)
Cash used in financing activities was $196.6 million for the year ended December 31, 2021, which was primarily driven by the repayment of the 2023 Notes, 2023 Secured Notes and 2024 Notes ($2.26 billion), dividend payments ($141.4 million), payments for financing costs ($27.7 million), payment of settlement obligation ($190.9 million), 2023 Notes tender premium payment ($17.6 million), 2024 Notes early redemption payment ($10.6 million), 2023 Secured Notes early redemption payment ($8.3 million) and contingent consideration payments ($3.0 million), partially offset by proceeds from the issuance of the 2030 Notes, 2029 Notes and 2028 Secured Notes ($2.38 billion) and net borrowings under the Revolving Credit Facility ($90.0 million).  Cash used in financing activities was $223.9 million for the year ended December 31, 2020, which was primarily driven by the repayment of senior secured term loan B ($2.04 billion), net payments under the Revolving Credit Facility ($465.0 million), dividend payments ($135.7 million) and payments for financing costs ($50.9 million), contingent consideration payments ($15.7 million), partially offset by the proceeds from the issuance of the 2025 Secured Notes ($2.25 billion) and the issuance of the Settlement Common Stock ($244.6 million).

Windstream Master Lease and Windstream Leases

As described in Note 5 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data,” on September 18, 2020, in connection with Windstream’s emergence from bankruptcy and the implementation of the Settlement, Uniti and Windstream bifurcated the Master Lease and entered into the Windstream Leases that each expire on April 30, 2030. The aggregate initial annual rent under the Windstream Leases is equal to the annual rent under the Master Lease previously in effect. The Windstream Leases contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is the tenant under both of the Windstream Leases and unless and until the landlords under the ILEC MLA are different from the landlords under the CLEC MLA. The Windstream Leases permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the Windstream Leases, together or separately, so long as Uniti does not transfer interests in either Windstream Lease to a Windstream competitor.

Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020 and are limited to $225 million per year in

2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, Uniti’s combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.

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

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time.  Under the registration statement, we have established the ATM Program to sell shares of common stock having an aggregate offering price of up to $250 million. The ATM Program supersedes and replaces the $250 million program we commenced on September 2, 2016, which had approximately $117.1 million available for issuance upon termination.  During the year ended December 31, 2021, we did not make any sales under the refreshed ATM Program.  This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.

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

Senior Notes

At December 31, 2021, the Operating Partnership and certain of its subsidiaries had outstanding $570.0 million aggregate principal amount of 4.750% Senior Secured Notes due April 15, 2028 (the “2028 Secured Notes”), $2.25 billion aggregate principal amount of 7.875% Senior Secured Notes due February 15, 2025 (the “2025 Secured Notes”), $1.11 billion aggregate principal amount of 6.50% Senior Notes due February 15, 2029 (the “2029 Notes”) and $700 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”).

On February 2, 2021, the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”) issued $1.11 billion aggregate principal amount of the 2029 Notes and used the net proceeds to fund the tender offer and subsequent redemption of all outstanding 2023 Notes.

On April 20, 2021, the Borrowers issued $570 million aggregate principal amount of the 2028 Secured Notes and used the net proceeds from the offering to fund the redemption in full of the $550.0 million aggregate principal amount of the 2023 Secured Notes on May 6, 2021.

On October 13, 2021, Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC issued $700 million aggregate principal amount of 6.00% Senior Notes due 2030 and used the proceeds to fund the redemption in full of the 2024 Notes on December 15, 2021.

In connection with the up-REIT Reorganization, the Operating Partnership replaced the Company and assumed its obligations as an obligor under the Facilities. The Company is a guarantor to all series of senior notes, including the 4.00% exchangeable notes described below, and under the Credit Agreement. Separate financial statements of the Operating Partnership have not been included since the Operating Partnership is not a registrant.

Exchangeable Notes

On June 28, 2019, Uniti Fiber Holdings Inc. issued $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024.  The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber Holding Inc.’s election.

Credit Agreement

The Borrowers are party to the Credit Agreement, which as of December 31, 2020, provided for a $60.5 million non-extended revolving credit facility that matures on April 24, 2022 (the “Non-Extended Revolving Credit Facility”) and a $500 million revolving credit facility that matures on December 10, 2024 (the “Extended Revolving Credit Facility” and together with Non-Extended Revolving Credit facility, the “Revolving Credit Facility”), which provide us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.

The Credit Agreement previously provided for a term loan facility, of which all $2.05 billion of outstanding loans was repaid in full in connection with the issuance of the 2025 Secured Notes in February 2020.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2021, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

Borrowings under (a) the Non-Extended Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 3.75% to 4.25% or a eurodollar rate plus an applicable margin ranging from 4.75% to 5.25% and (b) the Extended Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a eurodollar rate plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.50% of the average amount of unused commitments during the applicable quarter (subject to a step-down to 0.40% per annum of the average amount of unused commitments during the applicable quarter upon achievement of a consolidated secured leverage ratio not to exceed a certain level), as well as quarterly letter of credit fees equal to the product of  (A) the applicable margin with respect to eurodollar borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.

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

Outlook

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios.  We anticipate declaring dividends for the 2022 tax year to comply with our REIT distribution requirements.  We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities. In December 2020, we amended the Credit Agreement to increase the commitments under our Revolving Credit Facility that mature on December 10, 2024 from $418 million to $500 million and extended the maturity date to December 10, 2024.  We refinanced and extended the maturity of our 2023 Notes through the issuance of our 2029 Notes.  We expect to access the capital markets to fund Growth Capital Improvements over the term of the Windstream Leases, business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders.  We are closely monitoring the equity and debt markets and will seek to access them again promptly when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt.

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

Contractual Obligations

We enter into various contractual arrangements as a part of our continued operations. Many of these contractual obligations are discussed in the notes (“Notes”) to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December 31, 2021, material obligations discussed in the Notes included principal and interest payments on our long-term debt discussed above and in Note 12, operating and finance leases discussed in Note 5, and reimbursement commitments for growth capital improvements and cash payments related to the settlement agreement discussed in Note 16.

In addition, we have material purchase commitments related to network deployment for success-based projects for which we have a signed customer contract before we commit resources to expand our network. As of December 31, 2021, purchase commitments totaled $21.0 million due in 2022 and $4.0 million due in 2023. Projections of future cash flows are subject to substantial uncertainty as discussed throughout Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and particularly in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so.

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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2020 - December 31, 2020	January 4, 2021	$0.15	December 15, 2020
January 1, 2021 - March 31, 2021	April 16, 2021	$0.15	April 1, 2021
April 1, 2021 - June 30, 2021	July 2, 2021	$0.15	June 18, 2021
July 1, 2021 - September 30, 2021	October 1, 2021	$0.15	September 17, 2021
October 1, 2021 - December 31, 2021	January 3, 2022	$0.15	December 17, 2021

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

Capital Expenditures

	Year Ended December 31, 2021
(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$1,753	$-	$-	$-	$1,753
Growth capital improvements	221,498	-	-	-	221,498
Fiber Infrastructure	152,219	8,342	490	1,412	162,463
Corporate	-	-	-	141	141
Total capital expenditures	$375,470	$8,342	$490	$1,553	$385,855

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

Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements is discussed above in this Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources—Windstream Master Lease and Windstream Leases.” Growth Capital Improvements are treated as success-based capital improvements based on the rents paid with respect to such amounts.

If circumstances warrant, we may need to take measures to conserve cash, which may include a suspension, delay or reduction in success-based capital expenditures.  We continually assess our capital expenditure plans in light of developments the impact COVID-19 has on our business and that of our tenants and customers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In fiscal year 2021, our primary market risk exposure was interest rate risk with respect to our variable rate indebtedness under our Revolving Credit Facility, which had an aggregate principal amount of $200 million as of December 31, 2021. A hypothetical 10% change in interest rates effective at December 31, 2021, would have had a $0.9 million impact on Uniti’s results of operations for the year ended December 31, 2021.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Uniti Group Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ deficit, and cash flows for the years then ended, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for certain financial instruments with characteristics of liabilities and equity as of January 1, 2021 due to the adoption of Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of the Fiber Infrastructure reporting unit

As discussed in Notes 3 and 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $601.9 million as of December 31, 2021, all of which is associated with the Fiber Infrastructure segment. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company estimated the fair value of the Fiber Infrastructure reporting unit using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on acquisition multiples paid for fiber companies in recent market transactions.

We identified the evaluation of the fair value of the Fiber Infrastructure reporting unit as a critical audit matter. We performed a sensitivity analysis to determine the significant assumptions used to estimate the fair value of the reporting unit. Specifically, forecasted revenue, profit margin, and capital expenditures were challenging to test as they represent subjective estimates of future operations. The discount rate, long-term growth rate, terminal capitalization rate, and acquisition multiple were also challenging to test as they represent subjective judgments about the investment market for infrastructure operations and assets. Minor changes to these assumptions, either individually or in aggregate, could have a significant effect on the Company’s assessment of the fair value of the reporting unit. Additionally, the audit effort associated with the evaluation of the fair value of the reporting unit required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s reporting unit fair value determination. This included controls related to forecasted revenue, profit margin, capital expenditures as well as the discount rate, long-term growth rate, terminal capitalization rate, and acquisition multiple. We evaluated the forecasted revenue and profit margins by comparing them to peer company analyst reports. We also obtained an understanding of the Company’s intent to carry out particular courses of action by inspecting their written plans and other relevant documentation, and assessed how the Company incorporated those planned actions into forecasted revenue, profit margins and capital expenditures. We compared the Company’s historical revenue, profit margin and capital expenditure forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s forecasted revenue, profit margin, and capital expenditures by comparing them to historical results. We also evaluated whether the information used in the determination of the fair value of the reporting unit was consistent with other information used internally, presented to the Board of Directors, and used to develop other externally presented financial information. In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate, long-term growth rate, terminal capitalization rate and acquisition multiples by comparing them to market data for comparable entities and transactions.

We have served as the Company’s auditor since 2020.

/s/ KPMG LLP

Dallas, Texas
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Uniti Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Uniti Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ deficit, and cash flows for the years then ended, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Uniti Group Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of income, of comprehensive income (loss), of shareholders’ deficit and of cash flows of Uniti Group Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes and schedule of condensed financial information of the Registrant for the year ended December 31, 2019, and schedule of valuation and qualifying accounts for the year ended December 31, 2019 listed in the accompanying index appearing under Item 15 (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

Little Rock, Arkansas

March 12, 2020

We served as the Company's auditor from 2014 to 2020.

Uniti Group Inc.

Consolidated Balance Sheets

(Thousands, except par value)	December 31, 2021	December 31, 2020
Assets:
Property, plant and equipment, net	$3,508,939	$3,273,353
Cash and cash equivalents	58,903	77,534
Accounts receivable, net	38,455	62,952
Goodwill	601,878	601,878
Intangible assets, net	364,630	390,725
Straight-line revenue receivable	41,323	13,107
Other assets, net	119,171	152,883
Investments in unconsolidated entities	64,223	66,043
Deferred income tax assets, net	11,721	-
Assets held for sale	-	93,343
Total Assets	$4,809,243	$4,731,818
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$144,223	$146,144
Settlement payable (Note 16)	239,384	418,840
Intangible liabilities, net	177,786	187,886
Accrued interest payable	109,826	95,338
Deferred revenue	1,134,236	995,123
Derivative liability, net	10,413	22,897
Dividends payable	1,264	36,725
Deferred income tax liabilities, net	-	10,540
Finance lease obligations	15,348	15,468
Contingent consideration	-	2,957
Notes and other debt, net	5,090,537	4,816,524
Liabilities held for sale	-	55,752
Total liabilities	6,923,017	6,804,194

Commitments and contingencies (Note 16)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 234,779 shares at December 31, 2021 and 231,262 at December 31, 2020	23	23
Additional paid-in capital	1,214,830	1,209,141
Accumulated other comprehensive loss	(9,164)	(20,367)
Distributions in excess of accumulated earnings	(3,333,481)	(3,330,455)
Total Uniti shareholders' deficit	(2,127,792)	(2,141,658)
Noncontrolling interests:
Operating partnership units	13,893	69,157
Cumulative non-voting convertible preferred stock, $0.01 par value, 3 shares authorized, 1 issued and outstanding	125	125
Total shareholders' deficit	(2,113,774)	(2,072,376)
Total Liabilities and Shareholders' Deficit	$4,809,243	$4,731,818

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Income (Loss)

	Year Ended December 31,
(Thousands, except per share data)	2021	2020	2019
Revenues:
Leasing	$801,497	$745,915	$716,640
Fiber Infrastructure	299,025	314,363	315,605
Tower	-	6,112	14,693
Consumer CLEC	-	651	10,673
Total revenues	1,100,522	1,067,041	1,057,611
Costs and Expenses:
Interest expense, net	446,296	497,128	390,112
Depreciation and amortization	290,942	329,403	405,754
General and administrative expense	101,176	104,975	102,900
Operating expense (exclusive of depreciation, accretion and amortization)	146,869	159,337	160,024
Settlement expense (Note 16)	-	650,000	-
Goodwill impairment (Note 3)	-	71,000	-
Transaction related and other costs	7,544	63,875	43,708
Gain on sale of real estate (Note 6)	(442)	(86,267)	(28,995)
Gain on sale of operations (Note 6)	(28,143)	-	-
Other expense (income), net	18,553	11,703	(31,463)
Total costs and expenses	982,795	1,801,154	1,042,040

Income (loss) before income taxes and equity in earnings from unconsolidated entities	117,727	(734,113)	15,571
Income tax (benefit) expense	(4,916)	(15,203)	4,663
Equity in earnings from unconsolidated entities	(2,102)	(98)	-
Net income (loss)	124,745	(718,812)	10,908
Net income (loss) attributable to noncontrolling interests	1,085	(12,511)	326
Net income (loss) attributable to shareholders	123,660	(706,301)	10,582
Participating securities' share in earnings	(1,077)	(1,078)	(549)
Dividends declared on convertible preferred stock	(10)	(9)	(656)
Amortization of discount on convertible preferred stock	-	-	(993)
Net income (loss) attributable to common shareholders	$122,573	$(707,388)	$8,384

Earnings (loss) per common share (Note 14):
Basic	$0.53	$(3.47)	$0.04
Diluted	$0.51	$(3.47)	$0.04

Weighted-average number of common shares outstanding
Basic	232,888	203,600	187,358
Diluted	264,077	203,600	187,358

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Thousands)	2021	2020	2019
Net income (loss)	$124,745	$(718,812)	$10,908
Other comprehensive income (loss):
Unrealized loss on derivative contracts	-	(7,036)	(54,612)
Changes in foreign currency translation	-	-	(63)
Interest rate swap termination	11,317	10,155	-
Other comprehensive income (loss)	11,317	3,119	(54,675)
Comprehensive income (loss)	136,062	(715,693)	(43,767)
Comprehensive income (loss) attributable to noncontrolling interest	1,199	(12,467)	(1,128)
Comprehensive income (loss) attributable to common shareholders	$134,863	$(703,226)	$(42,639)

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2018	-	$-	180,535,971	$18	$757,517	$30,105	$(2,373,218)	$92,375	$-	$(1,493,203)
2019 Activity:
Cumulative effect adjustment for adoption of new accounting standard	-	-	-	-	-	-	(61,826)	-	-	(61,826)
Net income	-	-	-	-	-	-	10,582	326	-	10,908
At-the-market issuance of common stock, net of offering costs	-	-	1,176,186	-	21,641	-	-	-	-	21,641
Amortization of discount on convertible preferred stock	-	-	-	-	(993)	-	-	-	-	(993)
Other comprehensive income	-	-	-	-	-	(53,547)	-	(1,128)	-	(54,675)
Common stock dividends declared ($0.37 per share)	-	-	-	-	-	-	(69,403)	-	-	(69,403)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1,329)	-	(1,329)
Exchange of noncontrolling interest	-	-	666,576	-	6,540	-	-	(6,540)	-	-
Convertible preferred stock dividends	-	-	-	-	-	-	(875)	-	-	(875)
Equity settlement convertible preferred stock	-	-	8,677,163	1	87,499	-	-	-	-	87,500
Payments related to tax withholding for stock-based compensation	-	-	-	-	(1,834)	-	-	-	-	(1,834)
Stock-based compensation	-	-	357,066	-	10,808	-	-	-	-	10,808
Equity settlement contingent consideration	-	-	645,385	-	11,178	-	-	-	-	11,178
Issuance of common stock - employee stock purchase plan	-	-	83,287	-	884	-	-	-	-	884
Equity component value of exchangeable note issuance, net	-	-	-	-	80,770	-	-	-	-	80,770
Deferred tax liability related to exchangeable note issuance	-	-	-	-	(3,499)	-	-	-	-	(3,499)
Sale of common stock warrant	-	-	-	-	50,819	-	-	-	-	50,819
Payment for bond hedge option	-	-	-	-	(70,035)	-	-	-	-	(70,035)
Balance at December 31, 2019	-	$-	192,141,634	$19	$951,295	$(23,442)	$(2,494,740)	$83,704	$-	$(1,483,164)

2020 Activity:
Net loss	-	-	-	-		-	(706,301)	(12,511)	-	(718,812)
Other comprehensive income	-	-	-	-	-	3,075	-	44	-	3,119
Common stock dividends declared ($0.60 per share)	-	-	-	-	-	-	(129,414)	-	-	(129,414)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(2,080)	-	(2,080)
Cumulative non-voting convertible preferred stock	-	-	-	-	-	-	-	-	125	125
Payments related to tax withholding for stock-based compensation	-	-	-	-	(1,097)	-	-	-	-	(1,097)
Stock-based compensation	-	-	390,066	-	13,721	-	-	-	-	13,721
Issuance of common stock - employee stock purchase plan	-	-	96,788	-	676	-	-			676
Settlement Common Stock (Note 20)	-	-	38,633,470	4	244,546	-	-	-	-	244,550
Balance at December 31, 2020	-	$-	231,261,958	$23	$1,209,141	$(20,367)	$(3,330,455)	$69,157	$125	$(2,072,376)

2021 Activity:
Cumulative effect adjustment for adoption of new accounting standard	-	-	-	-	(59,908)	-	14,598	-	-	(45,310)
Net income	-	-	-	-	-	-	123,660	1,085	-	124,745
Other comprehensive income	-	-	-	-	-	11,203	-	114	-	11,317
Common stock dividends declared ($0.60 per share)	-	-	-	-	-	-	(141,284)	-	-	(141,284)
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(1,285)	-	(1,285)
Exchange of noncontrolling interest	-	-	2,768,199	-	55,178	-	-	(55,178)	-	-
Payments related to tax withholding for stock-based compensation	-	-	-	-	(4,100)	-	-	-	-	(4,100)
Stock-based compensation	-	-	674,140	-	13,847	-	-	-	-	13,847
Issuance of common stock - employee stock purchase plan	-	-	74,950	-	672	-	-	-	-	672
Balance at December 31, 2021	-	$-	234,779,247	$23	$1,214,830	$(9,164)	$(3,333,481)	$13,893	$125	$(2,113,774)

The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2021	2020	2019
Cash flow from operating activities
Net income (loss)	$124,745	$(718,812)	$10,908
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	290,942	329,403	405,754
Amortization of deferred financing costs and debt discount	18,122	36,955	42,779
Loss on debt extinguishment	49,280	73,952	-
Interest rate swap termination	11,317	10,155	-
Deferred income taxes	(6,467)	(13,891)	(11,428)
Equity in earnings of unconsolidated entities	(2,102)	(98)	-
Distributions of cumulative earnings from unconsolidated entities	3,922	1,960	-
Cash paid for interest rate swap settlement	(12,483)	(7,818)	-
Straight-line rental revenues	(41,239)	(6,872)	(208)
Stock-based compensation	13,847	13,721	10,808
Change in fair value of contingent consideration	21	7,163	(28,463)
Goodwill impairment (Note 3)	-	71,000	-
Gain on prepayment of settlement payable (Note 16)	(5,432)	-	-
Gain on sale of real estate	(442)	(86,267)	(28,995)
(Gain) loss on sale of operations	(28,143)	-	2,242
(Gain) loss on asset disposals	(213)	1,796	6,891
Accretion of settlement payable	16,901	-	-
Other	124	(297)	(435)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	24,497	12,634	25,592
Other assets	14,161	(24,141)	10,297
Accounts payable, accrued expenses and other liabilities	27,799	37,850	(3,260)
Deferred revenue from prepaid rent - Bluebird transaction (Note 6)	-	-	174,500
Settlement payable (Note 16)	-	418,840	-
Net cash provided by operating activities	499,157	157,233	616,982
Cash flow from investing activities
Acquisition of businesses, net of cash acquired	-	-	(10,312)
Asset acquisitions (Note 6)	-	(73,407)	(320,818)
Proceeds from sale of operations (Note 6)	62,113	-	6,400
Proceeds from sale of other equipment	1,487	-	-
Proceeds from sale of real estate, net of cash	1,034	391,885	130,429
Other capital expenditures	(385,855)	(317,084)	(350,480)
Net cash (used in) provided by investing activities	(321,221)	1,394	(544,781)
Cash flow from financing activities
Repayment of debt	(2,260,000)	(2,044,728)	-
Proceeds from issuance of Notes	2,380,000	2,250,000	345,000
Principal payment on debt	-	-	(21,080)
Dividends paid	(141,371)	(135,676)	(138,731)
Payments of settlement payable	(190,924)	-	-
Payments of contingent consideration	(2,979)	(15,713)	(32,253)
Borrowings under revolving credit facility	310,000	170,000	139,000
Payments under revolving credit facility	(220,000)	(635,019)	(203,981)
Finance lease payments	(2,019)	(3,702)	(4,257)
Payments for financing costs	(27,660)	(50,875)	(49,497)
Settlement Common Stock issuance (Note 20)	-	244,550	-
Costs related to early repayment of debt	(36,486)	-	-
Common stock issuance, net of costs	-	-	21,641
Proceeds from sale of warrants	-	-	50,819
Payment for bond hedge option	-	-	(70,035)
Distributions paid to noncontrolling interest	(1,700)	(2,322)	(3,046)
Employee stock purchase plan	672	676	883
Payments related to tax withholding for stock-based compensation	(4,100)	(1,097)	(1,834)
Net cash (used in) provided by financing activities	(196,567)	(223,906)	32,629
Effect of exchange rates on cash and cash equivalents	-	-	(43)
Net (decrease) increase in cash and cash equivalents	(18,631)	(65,279)	104,787
Cash and cash equivalents at beginning of period	77,534	142,813	38,026
Cash and cash equivalents at end of period	$58,903	$77,534	$142,813
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$15,395	$15,230	$17,032
Tenant capital improvements	$139,012	$102,396	$164,742
Receipt of equity method investment value in exchange for assets	$-	$67,904	$-
Settlement of contingent consideration through non-cash consideration	$-	$-	$11,178

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

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services (“Talk America”), which we substantially completed the wind down of the business as of the end of the second quarter of 2020. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of December 31, 2021, we are the sole general partner of the Operating Partnership and own approximately 99.7% of the partnership interests in the Operating Partnership.

Note 2. Basis of Presentation and Consolidation

The accompanying Consolidated Financial Statements include all accounts of the Company and, its wholly-owned and/or controlled subsidiaries, including the Operating Partnership. Under the Accounting Standards Codification 810, Consolidation (“ASC 810”), the Operating Partnership is considered a variable interest entity and is consolidated in the Consolidated Financial Statements of Uniti Group Inc. because the Company is the primary beneficiary.  All material intercompany balances and transactions have been eliminated.

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

The Company also enters into leasing arrangements providing for the long‑term use of constructed fiber that is then integrated into the Company’s network infrastructure. For each lease that qualifies as a finance lease, the present value of the lease payments, which may include both periodic lease payments over the term of the lease as well as upfront payments to the lessor, is capitalized at the inception of the lease and included in property and equipment. As of December 31, 2021 and 2020, the accumulated amortization of our finance lease assets was $18.4 million and $16.8 million, respectively.

On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream Holdings, Inc. (“Windstream Holdings” and together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) to Uniti. Certain property, plant and equipment acquired as part of our Spin-Off is depreciated using a group composite depreciation method. Under this method, when property is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the property. For all other property, which includes amortization of finance lease assets, depreciation is computed using the straight-line method over the estimated useful life of the respective property. When the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written-off, with the corresponding gain or loss reflected in operating results. Construction in progress includes direct materials and labor related to fixed assets during the construction period. Depreciation begins once the construction period has ceased and the related asset is placed into service, and the asset will be depreciated over its useful life.

Costs of maintenance and repairs to property, plant and equipment subject to triple-net leasing arrangements are the responsibility of our tenant. Costs of maintenance and repairs to property, plant and equipment not subject to triple-net leasing arrangements are expensed as incurred.

Tenant Capital Improvements—Our leases with Windstream provide that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2021 and 2020, the net book value of TCIs recorded as a component of property, plant and equipment on our Consolidated Balance Sheet was $838.8 million and $767.2 million, respectively. For the years ended December 31, 2021, 2020 and 2019, we recognized $39.0 million, $35.1 million, and $29.0 million of revenue and depreciation expense related to TCIs, respectively.

Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.  During the years ended December 31, 2021, 2020 and 2019, there were no events or changes in circumstances indicating that the carrying amount of any of our assets groups to not be recoverable from future undiscounted net cash flows we expect the asset groups to generate, and no impairment losses were recognized.

Asset Retirement Obligations—The Company records obligations to perform asset retirement activities, primarily including requirements to remove equipment from leased space or customer sites as required under the terms of the related lease and customer agreements. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. The liability accretes as a result of the passage of time and related accretion expense is recognized in the Consolidated Statements of Income (Loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s useful life. As of December 31, 2021 and 2020, our aggregate carrying amount of asset retirement obligations totaled $11.8 million and $10.7 million, respectively. During the years ended December 31, 2021 and 2020, we incurred liabilities of $0.4 million and $0.2 million related to asset retirement obligations, respectively.  During the years ended December 31, 2021, 2020, and 2019, we recognized $1.5 million, $1.3 million, and $1.3 million of accretion expense related to asset retirement obligations, respectively.

Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held at financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less.

Derivative Instruments and Hedging Activities—We account for our derivatives in accordance with FASB ASC 815, Derivatives and Hedging, in which we reflect all derivative instruments at fair value as either assets or liabilities on our Consolidated Balance Sheet. For derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedged instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income. See Note 8 and Note 10.

Exchangeable Notes and Related Transactions—On June 28, 2019, Uniti Fiber Holdings Inc., a subsidiary of the Company, issued $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”).  The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber Holdings Inc.’s election. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, because the conversion feature in the Exchangeable Notes is not bifurcated pursuant to ASC 815, Derivatives and Hedging, and because the conversion can be settled in cash, shares, or a combination thereof, the Exchangeable Notes were separated into a liability component and an equity component in a manner that reflects Uniti Fiber Holdings Inc.’s non-convertible debt borrowing rate. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. See Note 12. As discussed in “Recently Adopted Accounting Pronouncements” in this Note 3, the Company adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) on January 1, 2021. The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of these notes into a single liability instrument.

In connection with the offering of the Exchangeable Notes, Uniti Fiber Holdings Inc. entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers (as defined in Note 12) or their respective affiliates (collectively, the “Counterparties”).  In addition, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of $16.42 per share.  The warrant transactions may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the strike price of the Warrants. While the Note Hedge Transactions and the Warrants meet the definition of a derivative in ASC 815-10-15-83, they each meet the equity scope exception specified in ASC 815-10-15-74(a); as such, the Warrants and the Notes Hedge Transactions are not accounted for as derivatives that must be remeasured each reporting period and instead, are recorded in stockholders’ deficit. See Note 10.

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

Transaction Related and Other Costs—The Company expenses non-capitalizable transaction related and other costs in the period in which they are incurred and services are received. Transaction related costs include incremental acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs.  Pursuit and transaction costs include professional services (legal, accounting, advisory, regulatory, etc.), finder’s fees, travel expenses, and other direct expenses associated with a business acquisition.  Integration costs include direct costs necessary to integrate an acquired business, including professional services, systems and data conversion, severance and retention bonuses payable to employees of an acquired business.  In addition, other costs, such as costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us (see Note 16), and costs associated with the implementation of our new enterprise resource planning system are included within this line item on the Consolidated Statements of Income (Loss).

Settlement Expense—As described in Note 16, on July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) in an adversary proceeding against Uniti and certain of its affiliates. On March 2, 2020, Uniti and Windstream jointly announced that they agreed to the Settlement (as defined in Note 16) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement.  As a result, during the second quarter of 2020, we estimated that $650.0 million of the consideration paid to Windstream should be classified as settlement of litigation, and therefore, recorded a $650.0 million charge. The charge represented our estimated fair value of the litigation settlement component of the Settlement. See Note 16.

Debt Issuance Costs—The Company recognizes debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The costs, which include underwriting, legal, and other direct costs related to the issuance of debt, are amortized over the contractual term of the debt using the effective interest method.

Revenue Recognition— The following is a description of principal activities, separated by reportable segments (see Note 15), from which the Company generates its revenues. We exclude from the transaction price any amounts collected from customers for sales taxes and therefore, they are not included in revenue.

Leasing

Leasing revenue represents the results from our leasing program, Uniti Leasing, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis. See discussion in “Leases” in this Note 3 and Note 5.

In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, whereby Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance and maintenance and repair costs. In connection with Windstream’s emergence from bankruptcy, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety.  See Note 5. As a result, we do not record an obligation related to the payment of property taxes or insurance, as Windstream makes direct payments to the taxing authorities and insurance carriers, respectively.

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

Towers

The Towers segment represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate, which we then leased to our customers in the United

States and Latin America. Revenue from our towers business qualifies as a lease under ASC 842 and is outside the scope of ASC 606.  The Company completed a series of transactions to largely divest of its towers business and on April 2, 2019, May 23, 2019 and June 1,2020, the Company completed the sales of its Latin American business, substantially all of its U.S. ground lease business, and its U.S. tower business, respectively.

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

Commissions – Under Topic 606 and Topic 340, Other Assets and Deferred Costs, we capitalize commission fees as costs of obtaining a contract when those commissions are incremental and expected to be recovered from the revenue contract and we amortize those capitalized costs consistent with the pattern of transfer of the product or service to which the capitalized costs relate. The amortization of these costs are included in general and administrative expense on the Consolidated Statements of Income (Loss).

We are exposed to credit losses primarily through our trade receivables.  We assess ability to pay for certain customers by considering a variety of factors, such as the customer’s established credit rating, if available, and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical experience and economic expectations. We update our estimate of credit loss reserves quarterly, considering recent write-offs, collections information and underlying economic expectations.  The allowance for credit losses is recorded in accounts receivable, net on our Consolidated Balance Sheets.    At December 31, 2021 and 2020, our allowance for credit losses was $2.7 million and $2.9 million, respectively.  Credit losses for the years ended December 31, 2021, 2020 and 2019 were $1.5 million, $1.8 million and $1.6 million, respectively.

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

We enter into lease contracts including ground, towers, equipment, office, colocation and fiber lease arrangements, in which we are the lessee, and service contracts that may include embedded leases. Operating leases where we are the lessor are included in Leasing, Fiber Infrastructure and Tower revenues on our Consolidated Statements of Income (Loss).

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

Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented within Leasing, Fiber Infrastructure and Tower revenues and general and administrative expense and operating expense in our Consolidated Statements of Income (Loss) in the same line item as revenue arising from fixed lease payments (operating leases where we are the lessor) and expense arising from fixed lease payments (operating leases where we are the lessee) or amortization of the ROU asset (finance leases), respectively.

We monitor for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in general and administrative and operating expense in our Consolidated Statements of Income (Loss).

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

We adopted ASC 842 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2019-11, Leases (Topic 842): Target Improvements, which provides an alternative modified retrospective transition method. As a result, we were not required to adjust our comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). We have elected to adopt the package of transition practical expedients and, therefore, have not reassessed (i) whether existing or expired contracts contain a lease, (ii) lease classification for existing or expired leases or (iii) the accounting for initial direct costs that were previously capitalized. We elected the practical expedient to use hindsight for leases existing at the adoption date. Further, we elected to adopt the amendments in ASU 2019-01, Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transaction practical expedient to not evaluate land easements that exist or expire before the Company’s adoption of ASC 842 and that were not previously accounted for as leases under ASC 840, Leases (“ASC 840”).

In connection with the adoption of ASC 842, we have recorded an adjustment to equity of $63.2 million, net of tax for the cumulative effect from a change in accounting standard.  Of this amount, $61.5 million related to the write-off of the Master Lease straight-line revenue receivable, and $1.7 million relates to the establishment of the ROU assets and lease liabilities.

Stock-Based Compensation—We account for stock-based compensation using the fair value method of accounting. We have determined that our stock-based payment awards granted in exchange for employee services qualify as equity classified awards, which are measured based on the fair value of the award on the date of the grant. The fair value of restricted stock-based payments is based on the market value of our common stock on the date of grant. The fair value of performance-based awards, which have performance conditions, is based on a Monte Carlo simulation. The fair value of all stock-based compensation is recognized over the period during which an employee is required to provide services in exchange for the award. See Note 13.

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

Subject to the restrictions imposed by our 7.875% senior secured notes due 2025 (see Note 12), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains, until we reduce our net leverage ratio.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

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

The Company is subject to restrictions on distributions to its shareholders based on our 7.875% senior secured notes due 2025. The restrictions permit the Company to make the minimum required distribution to maintain its status as a REIT, which is limited to 90% of our REIT taxable income, as estimated in good faith as of the date on which the first quarterly dividend for the relevant tax year is declared. The restrictions will remain in place until the Company’s net leverage ratio (as defined) is below 5.75 : 1.00.

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

The Company may be subject to state corporate level tax in a certain limited number of states on any built-in gain recognized from a sale of assets occurring within a ten-year recognition period after the Spin-Off. The five-year recognition period applicable for federal corporate level tax on any built-in gain recognized from a sale of assets occurring within five years after the Spin-Off expired in 2020.

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

Noncontrolling Interest—The limited partner equity interests in our operating partnership are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value.  All of the limited partner equity interests in our operating partnership not held by the Company are reflected as noncontrolling interests. In the Consolidated Statements of Income (Loss), we allocate net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to shareholders based on their proportionate share.

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

Investments in Unconsolidated Entities—We report our investments in unconsolidated entities under the equity method of accounting. We adjust our investments in unconsolidated entities for additional contributions made, distributions received as well as our share of the investees’ earnings or losses, which are reported on a 30-day lag for the investment in BB Fiber Holdings LLC (“Fiber Holdings”) and on a 90-day lag for the investment in Harmoni Towers LP (“Harmoni”), and are included in equity in earnings from unconsolidated entities in our Consolidated Statements of Income (Loss).  See Note 7.

Goodwill—As of December 31, 2021, and 2020, all of our goodwill is included in our Fiber Infrastructure segment.  Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. In accordance with ASC 350-20, Intangibles-Goodwill and

Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units.  We performed our goodwill impairment analysis during the fourth quarter, and we concluded the implied fair value of our Fiber Infrastructure reporting unit approximates its carrying value. During the years ended December 31, 2021 and 2019, no impairment losses were recognized.  During the year ended December 31, 2020, we performed our goodwill impairment analysis during the fourth quarter of 2020.  As a result of increased capital expenditure investments in dark fiber and small cell projects and less than anticipated cash flow growth, we concluded that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, is less that its carrying amount.  Accordingly, we recorded a $71 million goodwill impairment in the Fiber Infrastructure reporting unit.

We estimate the fair value of our reporting units (which are our segments) using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent transactions.  We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each methodology in the determination of the concluded fair value.  If the carrying amount of a reporting unit's net assets is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of Income (Loss) not to exceed the carrying amount of goodwill.

Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which includes expected revenue and expense growth rates, capital expenditure plans and cost of capital. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment in future periods.  Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased rates, impacting our cost of capital.  For example, if we were to experience a significant delay in our permitting process in the construction of our fiber networks, the timing of effected cash flows could impact long term growth rates and negatively impact the income approach, leading to potential impairment.  As a result, should our expectations of average projected revenue growth percentage, average projected EBITDA margin percentage and/or average projected capital expenditures as a percentage of revenue change, we may experience future impairment to goodwill (while other assumptions remain constant). Furthermore, a deterioration in market factors such as stock prices or increased interest rates and/or declines in acquisition multiples utilized in the market approach could affect the likelihood and amount of potential impairment.

Earnings per Share—Outstanding restricted stock awards that contain rights to non-forfeitable dividends are deemed to be participating securities, requiring the application of the two-class method of computing basic and dilutive earnings per share.

Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Dilutive earnings per share includes the weighted average number of common shares and the dilutive effect of restricted stock, performance-based awards outstanding during the period and the Exchangeable Notes, when such awards are dilutive. See Note 14.

Concentration of Credit Risks—Revenue under the Master Lease and the Windstream Leases provided 66.4% of our revenue for the year ended December 31, 2021, 65.8% of our revenue for the year ended December 31, 2020, and 65.0% of our revenue for the year ended December 31, 2019.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Sections 12(g) and 15(d) under the Exchange Act. Windstream’s filings are not incorporated by reference in this Annual Report on Form 10-K.

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

As of the date of this Annual Report on Form 10-K, Windstream is current on all lease payments.  We note that in August 2020, Moody’s Investor Service assigned a B3 corporate family rating with a stable outlook to Windstream in connection with its post-emergence exit financing.  At the same time, S&P Global Ratings assigned Windstream a B- issuer rating with a stable outlook.  These ratings were both upgrades from Windstream’s pre-bankruptcy ratings.  Both ratings remain current as of the date of this filing. In order to assist us in our continuing assessment of Windstream’s creditworthiness, we periodically receive certain confidential financial information and metrics from Windstream.

Recently Adopted Accounting Pronouncements

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”), which requires lessors to classify leases as operating leases if they (1) have variable lease payments that do not depend on a reference index or rate, and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. ASU 2021-05 is effective for all entities which have previously adopted Topic 842 for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company's variable lease payments were not material for the year ended December 31, 2021, and we do not currently maintain any direct financing or sales-type leases. The Company adopted ASU 2021-05 effective January 1, 2022, and there was no material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2020-06 effective January 1, 2021, using the modified retrospective transition method. Pursuant to the transition guidance, the Company applied the guidance to the Exchangeable Notes that were outstanding as of January 1, 2021 with the cumulative effect recognized as an adjustment to the opening balance of retained earnings.

As a result of early adopting ASU 2020-06, the Company made certain adjustments to its accounting for the Exchangeable Notes. The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of these notes into a single liability instrument. The carrying value as of December 31, 2020, totaled approximately $275.4 million and as a result of the adoption increased by $61.1 million to $336.5 million as of

January 1, 2021. Because of this adoption, the effective interest rate on the exchangeable senior unsecured notes went from 11.1% to 4.8%. Additional paid-in-capital was reduced by $59.9 million and deferred tax liabilities were reduced by $15.8 million. Approximately $14.6 million of cumulative effect of adoption was recognized to the opening balance of retained earnings as of January 1, 2021.

Note 4. Revenues

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Year Ended December 31,
(Thousands)	2021	2020	2019
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$86,915	$106,125	$125,983
Enterprise and wholesale	86,390	78,702	66,545
E-Rate and government	74,396	80,428	89,430
Other	3,272	4,341	2,402
Fiber Infrastructure	$250,973	$269,596	$284,360
Leasing	4,449	1,420	-
Consumer CLEC	-	651	10,673
Total revenue from contracts with customers	255,422	271,667	295,033
Revenue accounted for under leasing guidance
Leasing	797,048	744,495	716,640
Fiber Infrastructure	48,052	44,767	31,245
Towers	-	6,112	14,693
Total revenue accounted for under leasing guidance	845,100	795,374	762,578
Total revenue	$1,100,522	$1,067,041	$1,057,611

At December 31, 2021 and 2020, lease receivables were $19.4 million and $17.5 million, respectively, and receivables from contracts with customers were $14.7 million and $45.1 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the years ended December 31, 2021, 2020, and 2019, we recognized revenues of $13.2 million, $5.4 million, and $4.7 million, respectively that was included in the December 31, 2020, December 31, 2019, and December 31, 2018 contract liabilities balance, respectively.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2020	$3,462	$18,601
Balance at December 31, 2021	$4,066	$9,099

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract assets primarily relate to costs incremental to obtaining contracts and contract liabilities primarily relate to deferred revenue from non-recurring charges.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of December 31, 2021, our future revenues (i.e. transaction price related to remaining performance obligations) under contract accounted for under Topic 606 totaled $445.3 million, of which $345.3 million is related to contracts that are currently being invoiced and have an average remaining contract term of 1.8 years, while $100.0 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 5.8 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

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

The components of lease income for the years ended December 31, 2021 and 2020 are as follows:

(Thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Lease income - operating leases	$845,100	$795,374

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms are as of December 31, 2021 are as follows:

(Thousands)	December 31, 2021 (1)
2022	$755,658
2023	767,822
2024	769,220
2025	770,575
2026	772,204
Thereafter	3,020,118
Total lease receivables	$6,855,597
(1) Total future minimum lease payments to be received include $5.9 billion relating to the Master Lease with Windstream.

The underlying assets under operating leases where we are the lessor as of December 31, 2021 and 2020 are summarized as follows:

(Thousands)	December 31, 2021	December 31, 2020
Land	26,593	$26,596
Building and improvements	343,624	335,495
Poles	281,130	266,758
Fiber	3,278,276	2,994,465
Equipment	428	421
Copper	3,918,281	3,850,988
Conduit	89,859	89,773
Tower assets	1,397	1,397
Finance lease assets(1)	28,126	32,660
Other assets	10,649	10,425
	7,978,363	7,608,978
Less: accumulated depreciation	(5,391,479)	(5,222,731)
Underlying assets under operating leases, net	$2,586,884	$2,386,247
(1) December 31, 2020 balance includes $4.5 million assets under operating leases sold on May 28, 2021. See Note 6.

Depreciation expense for the underlying assets under operating leases where we are the lessor for the years ended December 31, 2021 and 2020 is summarized as follows:

(Thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Depreciation expense for underlying assets under operating leases	$178,348	$209,946

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

As of December 31, 2021, we have short term lease commitments amounting to approximately $2.6 million, for colocation and dark fiber arrangements.

The components of lease cost are presented within general and administrative expense and operating expense, while sublease income is presented within revenues in our Consolidated Statements of Income (Loss) for the years ended December 31, 2021 and 2020 are as follows:

(Thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Finance lease cost
Amortization of ROU assets	$4,649	$3,702
Interest on lease liabilities	2,383	3,807
Total finance lease cost	7,032	7,509
Operating lease cost	18,886	24,080
Short-term lease cost	2,885	2,029
Variable lease cost	492	679
Less sublease income	(12,752)	(12,273)
Total lease cost	$16,543	$22,024

Amounts reported in the Consolidated Balance Sheets for leases where we are the lessee as of December 31, 2021 and 2020 were as follows:

(Thousands)	Location on Consolidated Balance Sheets	December 31, 2021	December 31, 2020
Operating leases
ROU asset, net(1)	Other assets, net	$80,271	$97,850
ROU liability(2)	Accounts payable, accrued expenses and other liabilities, net	57,349	71,483

Finance leases
ROU asset, gross(3)	Property, plant and equipment, net	$72,284	$128,098
ROU liability(4)	Finance lease obligations	15,348	48,724

Weighted-average remaining lease term
Operating leases		9.4 years	12.2 years
Finance leases		12.8 years	13.3 years

Weighted-average discount rate
Operating leases		8.6%	9.9%
Finance leases		10.6%	8.0%
(1) December 31, 2020 balance includes $20.7 million ROU assets sold on May 28, 2021. See Note 6.
(2) December 31, 2020 balance includes $17.6 million lease liabilities sold on May 28, 2021. See Note 6.
(3) December 31, 2020 balance includes $54.0 million finance lease assets sold on May 28, 2021. See Note 6.
(4) December 31, 2020 balance includes $33.3 million finance lease obligations sold on May 28, 2021. See Note 6.

Other information related to leases as of December 31, 2021 and 2020 are as follows:

(Thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$2,383	$3,807
Operating cash flows for operating leases	22,471	28,485
Financing cash flows for finance leases	2,019	3,702

Non-cash items:
New operating leases and remeasurements, net	$15,230	$2,681
New finance leases	-	31

Future lease payments under non-cancellable leases as of December 31, 2021 are as follows:

(Thousands)	Operating Leases	Finance Leases
2022	$14,348	$2,329
2023	12,381	2,285
2024	10,087	2,083
2025	7,504	2,021
2026	4,918	2,021
Thereafter	36,283	14,702
Total undiscounted lease payments	$85,521	$25,441
Less: imputed interest	(28,172)	(10,093)
Total lease liabilities	$57,349	$15,348

Future sublease rentals as of December 31, 2021 are as follows:

(Thousands)	Sublease Rentals
2022	$9,542
2023	9,558
2024	9,661
2025	9,748
2026	9,833
Thereafter	133,585
Total	$181,927

Windstream Leases

On September 18, 2020, in connection with Windstream’s emergence from bankruptcy and the implementation of the Settlement with Windstream described in Note 16 below, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases that each expire on April 30, 2030 (collectively, the “Windstream Leases”), which Windstream Leases amended and restated the Master Lease in its entirety. The Windstream Leases consist of two leases: (a) a master lease (the “ILEC MLA”) that governs Uniti owned assets used for Windstream’s incumbent local exchange carrier (“ILEC”) operations and (b) a master lease (the “CLEC MLA”) that governs Uniti owned assets used for Windstream’s competitive local exchange carrier (“CLEC”) operations. The aggregate initial annual rent under the Windstream Leases is equal to the annual rent under the Master Lease previously in effect. The tenants under the ILEC MLA are Windstream Holdings II, LLC (“Windstream Holdings II,” successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (“Windstream Services II,” successor in interest to Windstream Services LLC), and certain subsidiaries and/or newly formed affiliated entities operating the ILECs, and the landlords under the ILEC MLA are the Uniti entities that own the applicable ILEC assets. Similarly, the tenants under the CLEC MLA are Windstream Holdings II, Windstream Services II, and certain subsidiaries and/or newly formed affiliated entities operating CLECs, and the landlords under the CLEC MLA are the Uniti entities that own the CLEC assets. The Windstream Leases contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is the tenant under both of the Windstream Leases and unless and until the landlords under the ILEC MLA are different from the landlords under the CLEC MLA. The Windstream Leases permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the Windstream Leases, together or separately, so long as Uniti does not transfer interests in either Windstream Lease to a Windstream competitor.

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

Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020 and are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.

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

Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of GCI commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases.  Interest on these loans will accrue at 8% from the date of the borrowing.  All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans.  No such loans have been made to Windstream as of December 31, 2021.

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

During the year ended December 31, 2021, Uniti reimbursed $221.5 million of Growth Capital Improvements, of which $28.5 million, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as TCIs.  Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $0.9 million and reported within other assets on our Consolidated Balance Sheet as of December 31, 2021, will be amortized against revenue over the initial term of the Windstream Leases. Subsequent to December 31, 2021, Windstream requested and we reimbursed $13.4 million of qualifying Growth Capital Improvements that were reported as TCIs as of December 31, 2021.  As of the date of this Annual Report on Form 10-K, we have reimbursed a total of $319.6 million of Growth Capital Improvements.

Note 6. Business Combinations, Asset Acquisitions and Dispositions

2021 Transactions

Everstream OpCo-PropCo Transaction

On May 28, 2021, the Company completed its previously announced strategic transaction with Everstream Solutions LLC (“Everstream”).  As part of the transaction, Uniti entered into two 20-year dark fiber indefeasible rights of use (“IRU”) lease agreements with Everstream on Uniti owned fiber.  Concurrently, Uniti sold its Uniti Fiber Northeast operations and certain dark fiber IRU contracts acquired as part of the Windstream settlement to Everstream.  Total cash consideration, including upfront IRU payments, was approximately $135 million.  In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20-year term of the IRU lease agreements, subject to an annual escalator of 2%.  During the quarter ended June 30, 2021, we recorded a gain of $28.1 million related to this transaction, which is included in gain on sale of operations in our Consolidated Statements of Income (Loss).

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

2020 Transactions

Windstream Settlement Agreement

On September 18, 2020, and in furtherance of the Settlement Agreement (see Note 16), Uniti and Windstream closed an asset purchase agreement, as amended by a letter agreement (collectively, the “Asset Purchase Agreement”), pursuant to which (a) Uniti paid to Windstream approximately $284.6 million and (b) Windstream (i) granted to Uniti exclusive rights to use 1.8 million fiber strand miles leased by Windstream under the CLEC MLA, which fiber strands are either unutilized or utilized under certain dark fiber indefeasible rights of use (“IRUs”) that were simultaneously transferred to Uniti, (ii) conveyed to Uniti fiber assets (and underlying rights) consisting of 0.4 million fiber strand miles (covering 4,000 route miles) owned by Windstream, and (iii) transferred and assigned to subsidiaries of Uniti dark fiber IRUs relating to (x) the fiber strand miles granted to Uniti under the CLEC MLA (and described in clause (i)) and (y) the fiber assets (and underlying rights) for the 0.4 million fiber strand miles conveyed to Uniti (and described in clause (ii)), which IRUs generated $28.9 million of annual EBITDA in the aggregate as of the closing of the Asset Purchase Agreement. In addition, upon the transfer of the Windstream owned fiber assets (described in clause (ii) above), Uniti granted to Windstream a 20-year IRU for certain strands included in the transferred fiber assets.

The Company concluded that the Asset Purchase Agreement, and the obligation for Uniti to make cash payments to Windstream in accordance with the terms of the Settlement Agreement (see Note 16), should be combined for the accounting purpose of ASC 842.  As such, total consideration provided to Windstream under the Settlement has been allocated as follows:

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

Of the $69.8 million of intangible assets acquired, $59.3 million is related to contracts (8-year weighted-average life) and $10.5  million is related to underlying rights agreements (30-year life). The Company determined the useful life of the contract intangible assets using the weighted-average remaining term and the rights of way intangible asset by aligning the useful life of the intangible with that of the underlying fiber assets acquired.  The intangible liabilities represent below market leases, where we are the lessor, and has a weighted-average useful life of 19 years, which aligns with the terms of the agreements.  Acquired right of use assets $27.6  million are recorded within other assets on our Consolidated Balance Sheets.

Sale of Midwest Fiber Network

On July 1, 2020, the Company completed the sale of the entity that controlled the Company’s Midwest fiber network assets (the “Propco”) to Macquarie Infrastructure Partners (“MIP”), selling net assets having a book value of $186.5 million for total cash consideration of $167.6 million.  The Company retained a 20% investment interest in the Propco, having a fair value of $41.9 million, through a newly-formed limited liability company with MIP (see Note 7).  During the third quarter of 2020, we recorded a gain of $23.0 million related to this transaction.

Sale of U.S. Tower Portfolio

On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody, selling net assets having a book value of $190.0 million for total cash consideration of $225.8 million.  The Company retained a 10% investment interest in the tower business, having a fair value of $26.0 million, through a newly-formed limited partnership with Melody (see Note 7), and will receive incremental earn-out payments, estimated to be $1.6 million, which is included in other assets on the Consolidated Balance Sheet as of December 31, 2021.  During the second quarter of 2020, we recorded a gain of $63.4 million related to this transaction.

2019 Transactions

Bluebird Network, LLC

On August 30, 2019, the Company closed on its operating company/property company (“OpCo-PropCo”) transaction with MIP to acquire Bluebird Network, LLC (“Bluebird”). MIP operates within the Macquarie Infrastructure and Real Assets division of Macquarie Group.  Bluebird’s network consists of approximately 178,000 fiber strand miles in the Midwest across Missouri, Kansas, Illinois and Oklahoma. In the transaction, Uniti purchased the Bluebird fiber network and MIP purchased the Bluebird operations. In addition, Uniti sold Uniti Fiber’s Midwest operations to MIP, while Uniti retains its existing Midwest fiber network. Uniti acquired the fiber network of Bluebird for $320.8 million, which included transaction costs of $1.8 million.  Uniti funded $175 million in cash and $144 million from pre-paid rent received from MIP at closing. The pre-paid rent is recorded within deferred revenue on our Consolidated Balance Sheet.  In connection with the sale of the Company’s Midwest operations, we received total upfront cash of approximately $37 million, including related pre-paid rent received from MIP at closing. Concurrently with the closing of these transactions, Uniti has leased the Bluebird fiber network and its Midwest fiber network on a combined basis to MIP, under a long-term triple net lease (the “Bluebird Lease”). The Bluebird Lease is reported within the results of our Leasing segment.  The Midwest operations that were sold to MIP were previously reported in our Fiber Infrastructure segment.

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

Upon the sale of our Midwest operations, we recognized an approximately $2.2 million net loss, which is recorded within other (income) expense on the Consolidated Statements of Income (Loss).  This loss included the allocation of approximately $2.2 million of goodwill.  See Note 11.

Sale of Ground Lease Portfolio

On May 23, 2019, the Company completed the sale of substantially all of its U.S. ground lease business.  During second quarter of 2019, we received cash consideration of $30.7 million resulting in a pre-tax gain of $5.0 million.  We sold an additional ground lease during the third quarter of 2019, receiving cash consideration of $2.9 million.

Sale of Latin American Tower Portfolio

On April 2, 2019, the Company completed the sale of the Uniti Towers’ Latin America business (“LATAM”) to an entity controlled by Phoenix Towers International for cash consideration of $101.6 million resulting in a pre-tax gain of $23.8 million.

JKM Consulting Inc. (M2 Connections)

On March 25, 2019, we acquired 100% of the outstanding equity of JKM Consulting Inc. d/b/a M2 Connections (“M2”) for cash consideration of $5.5 million. M2 is a dark fiber and internet access provider primarily to educational institutions in Alabama. This acquisition strengthens Uniti Fiber’s relationships with new E-Rate customers.  The acquisition was recorded by allocating the costs of the assets acquired based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the fair value of the assets acquired is recorded as goodwill of $1.7 million within our Fiber Infrastructure segment. See Note 15. For federal income tax purposes, the transaction was treated as a taxable acquisition. Thus, all of the goodwill is expected to be deductible for tax purposes. The financial results of M2 are included in the Fiber Infrastructure segment from the date of acquisition and were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Note 7. Investment in Unconsolidated Entities

As of December 31, 2021, the Company had an aggregate investment of $64.2 million in its equity method unconsolidated entities, which included a 42% interest in Fiber Holdings and approximately a 7% interest in Harmoni.

Fiber Holdings

Fiber Holdings was primarily established to develop fiber networks as real estate property for long-term investment.  Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner.  Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco.  The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings was approximately $39.9 million as of December 31, 2021. The Company has not provided financial support to Fiber Holdings.

Harmoni

Harmoni was primarily established to develop wireless communication towers as real estate property for long-term investment.  We concluded that Harmoni is a VIE; however, the Company determined that it was not the primary beneficiary of Harmoni because the Company lacks the power to direct the activities that most significantly impact its economic performance. The Company’s current investment and maximum exposure to loss as a result of its involvement with Harmoni was approximately $24.3 million as of December 31, 2021. The Company has not provided financial support to Harmoni.

We provide transition services to Harmoni in exchange for fees and reimbursements. Total transition service fees earned in connection with Harmoni were $0.3 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively, which is included in operating expense on a net basis in our Consolidated Statements of Income (Loss).

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

The following table summarizes the fair value of our financial instruments at December 31, 2021 and 2020:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2021
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,351,576	$—	$2,351,576	$—
Senior secured notes - 4.75%, due April 15, 2028	560,857	—	560,857	—
Senior unsecured notes - 6.50%, due February 15, 2029	1,087,844	—	1,087,844	—
Senior unsecured notes - 6.00%, due January 15, 2030	659,992	—	659,992	—
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	453,104	—	453,104	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	199,980	—	199,980	—
Derivative liability, net	10,413	—	10,413	—
Settlement payable	254,725	—	254,725	—
Total	$5,578,491	$—	$5,578,491	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2020
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,410,313	$—	$2,410,313	$—
Senior secured notes - 6.00%, due April 15, 2023	561,000	—	561,000	—
Senior unsecured notes - 8.25%, due October 15, 2023	1,112,775	—	1,112,775	—
Senior unsecured notes - 7.125%, due December 15, 2024	601,500	—	601,500	—
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	426,058	—	426,058	—
Senior secured revolving credit facility, variable rate, due April 24, 2022	110,000	—	110,000	—
Derivative liability, net	22,897	—	22,897	—
Settlement payable	418,840	—	418,840	—
Contingent consideration	2,957	—	—	2,957
Total	$5,666,340	$—	$5,663,383	$2,957

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $5.18 billion at December 31, 2021, with a fair value of $5.31 billion. The estimated fair value of the Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative instruments are carried at fair value. See Note 10. The fair value of our interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti 's own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative instruments fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative instruments valuation in Level 2 of the fair value hierarchy.

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

Uniti is required to make a $490.1 million cash payment to Windstream in equal installments over 20 consecutive quarters beginning October 2020, which was the first month after Windstream’s emergence (the “Settlement Payable”) (see Note 16).  The Settlement Payable was recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy.  The remaining Settlement Payable is $239.4 million and is reported as settlement payable on our Consolidated Balance Sheet at December 31, 2021. There have been no changes in the valuation methodologies used since the initial recording.

We acquired Tower Cloud, Inc. (“Tower Cloud”) on August 31, 2016.  As part of the Tower Cloud acquisition, we were obligated to pay contingent consideration upon achievement of certain defined operational and financial milestones from the date of acquisition through December 31, 2021. During the three months ended March 31, 2021, the Company paid $3.0 million for the achievement of the final remaining milestone in accordance with the Tower Cloud merger agreement. During the year ended December 31, 2020, we paid $15.7 million for the achievement of certain milestones in accordance with the Tower Cloud merger agreement.

Changes in the fair value of contingent consideration will be recorded in our Consolidated Statements of Income (Loss) in the period in which the change occurs.  The final measurement of the contingent consideration was recorded during the three months ended March 31, 2021, resulting in an increase in the fair value of less than $0.1 million. For the year ended December 31, 2020, there was a $7.2 million increase in the fair value of the contingent consideration that was recorded in Other (income) expense on the Consolidated Statements of Income (Loss).

The following is a roll forward of our liability measured at fair value on a recurring basis using unobservable inputs (Level 3):

(Thousands)	December 31, 2020	Transfers into Level 3	(Gain)/Loss included in earnings	Settlements	December 31, 2021
Contingent consideration	$2,957	$—	$22	$(2,979)	$-

Note 9. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives(1)	December 31, 2021	December 31, 2020
Land	Indefinite	$28,449	$27,945
Building and improvements	3 - 40 years	359,980	351,305
Poles	30 years	281,130	266,758
Fiber	30 years	4,107,519	3,737,372
Equipment	5 - 7 years	331,761	298,912
Copper	20 years	3,918,281	3,850,987
Conduit	30 years	89,859	89,773
Tower assets	20 years	8,544	8,571
Finance lease assets	See Note 3	72,284	74,103
Construction in progress	See Note 3	27,366	47,086
Other assets	15 - 20 years	10,652	10,553
Corporate assets	3 - 7 years	14,326	13,475
		9,250,151	8,776,840
Less accumulated depreciation		(5,741,212)	(5,503,487)
Property, plant and equipment, net		$3,508,939	$3,273,353

(1) Certain property acquired from Windstream is depreciated using Windstream's estimated useful lives. Specifically, certain Fiber assets are depreciated using a 20 year life.

Finance lease assets above represent fiber leases, where we have the exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable.

Depreciation expense for the years ended December 31, 2021, 2020, and 2019 was $261.2 million, $301.2 million and $377.3 million, respectively.

Note 10. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate term loan facility. These interest rate swaps were designated as cash flow hedges and have a notional value of $2.00 billion and mature on October 24, 2022.  As result of the repayment of the Company’s term loan facility in February of 2020 (see Note 12), the Company entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps.  As a result, the Company discontinued hedge accounting as the hedge accounting requirements were no longer met.  Amounts in accumulated other comprehensive (loss) income as of the date of de-designation, will be reclassified to interest expense as the hedged transactions impact earnings.  Prospectively, changes in fair value of all interest rate swaps will be recorded directly to earnings.

The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Consolidated Balance Sheets.  The gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of December 31, 2021 were as follows:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Consolidated Balance Sheets
Assets
Interest rate swaps	$10,788	$(10,788)	$-
Total	$10,788	$(10,788)	$-

Liabilities
Interest rate swaps	$21,201	$(10,788)	$10,413
Total	$21,201	$(10,788)	$10,413

The following table summarizes the fair value and the presentation in our Consolidated Balance Sheet:

(Thousands)	Location on Consolidated Balance Sheet	December 31, 2021	December 31, 2020
Interest rate swaps	Derivative liability, net	$10,413	$22,897

As of December 31, 2021, all of the interest rate swaps were valued in net unrealized loss positions and recognized as a liability balance within the derivative liability, net on the Consolidated Balance Sheets. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statements of Income (Loss) for the year ended December 31, 2021 was $11.3 million.

As of December 31, 2020, all of the interest rate swaps were valued in net unrealized loss positions and recognized as a liability balance within the derivative liability, net on the Consolidated Balance Sheets. As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. For the year ended December 31, 2020, the amount recorded in other comprehensive income related to the unrealized loss on derivative instruments prior to the February 2020 discontinuance of hedge accounting was $7.7 million. For the year ended December 31, 2019, the amount recorded in other comprehensive income related to the derivative instruments was $51.3 million unrealized loss. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statements of Income (Loss) for the years ended December 31,

2020 and 2019 was $10.8 million interest expense and $3.3 million interest benefit, respectively. For the year ended December 31, 2019, there was no ineffective portion of the change in fair value derivatives.

During the next twelve months, beginning January 1, 2022, we estimate that $9.2 million will be reclassified as an increase to interest expense.

Exchangeable Notes Hedge Transactions

On June 25, 2019, concurrently with the pricing of the Exchangeable Notes (see Note 12), and on June 27, 2019, concurrently with the exercise by the Initial Purchasers (as defined below) of their option to purchase additional Exchangeable Notes, Uniti Fiber Holdings Inc., the issuer of the Exchangeable Notes, entered into the Note Hedge Transactions with certain of the Counterparties. The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber Holdings Inc. is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.

The Note Hedge Transactions are separate transactions, entered into by Uniti Fiber Holdings Inc. with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Note Hedge Transactions. Uniti Fiber Holdings Inc. used approximately $70.0 million of the net proceeds from the offering of the Exchangeable Notes to pay the cost of the Note Hedge Transactions.  The Note Hedge Transactions meet certain accounting criteria under GAAP and are recorded in additional paid-in capital on our Consolidated Balance Sheets, are not accounted for as derivatives that are remeasured each reporting period.

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

Note 11. Goodwill and Intangible Assets

As part of the transaction with Everstream (see Note 6), we reclassified the associated assets and liabilities held for sale, including $17.8 million of goodwill and $10.7 million of intangible assets as of December 31, 2020.

Changes in the carrying amount of goodwill occurring during the year ended December 31, 2021 and 2020, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2019	$690,672	$690,672
Goodwill impairment (Note 3)	(71,000)	(71,000)
Goodwill reclassified to held for sale	(17,794)	(17,794)
Goodwill at December 31, 2020	601,878	601,878
Goodwill at December 31, 2021	$601,878	$601,878

The carrying value of our other intangible assets is as follows:
(Thousands)	December 31, 2021		December 31, 2020
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(105,861)	$416,104	$(82,989)
Contracts	52,536	(8,209)	48,269	(1,068)
Underlying rights	10,497	(437)	10,497	(87)

Total intangible assets	$479,137		$474,870
Less: accumulated amortization	(114,507)		(84,145)
Total intangible assets, net	$364,630		$390,725

Finite life intangible liabilities:
Acquired below-market leases	$191,154	$(13,368)	$190,086	$(2,200)

Total intangible liabilities	191,154		190,086
Less: accumulated amortization	(13,368)		(2,200)
Total intangible liabilities, net	$177,786		$187,886

As of December 31, 2021, the remaining weighted average amortization period of the Company’s intangible assets was 14.9 years. Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $29.8 million, $28.2 million and $27.2 million, respectively. Amortization expense is estimated to be $29.7 million in 2022, $29.8 million in 2023, $29.7. million in 2024, $29.7 million in 2025 and $29.7 million in 2026.

As part of the Asset Purchase Agreement, we recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the year ended December 31, 2021 was $10.7 million. We recognized no revenue from intangible liabilities for the years ended December 31, 2020, and 2019, respectively. As of December 31, 2021, the remaining weighted average amortization period of the Company’s intangible liabilities was 17.9 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million in 2022, $10.7 million in 2023, $10.7 million in 2024, $10.7 million in 2025, and $10.7 million in 2026.

Note 12. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt is as follows:

(Thousands)	December 31, 2021	December 31, 2020
Principal amount	$5,175,000	$4,965,000
Less unamortized discount, premium and debt issuance costs	(84,463)	(148,476)
Notes and other debt less unamortized discount and debt issuance costs	$5,090,537	$4,816,524

Notes and other debt at December 31, 2021 and 2020 consisted of the following:

	December 31, 2021		December 31, 2020
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 6.00%, due April 15, 2023 (discount is based on imputed interest rate of 6.49%)	$-	$-	$550,000	$(4,053)
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	2,250,000	(31,411)	2,250,000	(39,852)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(8,886)	-	-
Senior unsecured notes - 8.25%, due October 15, 2023 (discount is based on imputed interest rate of 9.06%)	-	-	1,110,000	(22,024)
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	345,000	(6,187)	345,000	(69,608)
Senior unsecured notes - 7.125%, due December 15, 2024 (discount is based on imputed interest rate of 7.38%)	-	-	600,000	(5,316)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(20,797)	-	-
Senior unsecured notes - 6.00%, due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(11,689)	-	-
Senior secured revolving credit facility, variable rate, due December 10, 2024	200,000	(5,493)	110,000	(7,623)
Total	$5,175,000	$(84,463)	$4,965,000	$(148,476)

At December 31, 2021, notes and other debt included the following: (i) $200.0 million under the Revolving Credit Facility (as defined below) pursuant to the credit agreement by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $2.25 billion aggregate principal amount of 7.875% Senior Secured Notes due 2025 (the “2025 Secured Notes”); (iii) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “2028 Secured Notes”); (iv) $1.11 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (v) $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”); and (vi) $700.0 million aggregate principal amount of 6.00% Senior Secured Notes due January 15, 2030 (the “2030 Notes” and collectively with the 2025 Secured Notes, 2028 Secured Notes, 2029 Notes and the Exchangeable Notes, the “Notes”). Until our net leverage ratio is below 5.75:1.00, our 2025 Secured Notes limit our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains.

Credit Agreement

The Borrowers are party to the Credit Agreement, which after the Seventh Amendment (as defined below) as of December 31, 2021, provided for a $60.5 million non-extended revolving credit facility that matures on April 24, 2022 (the “Non-Extended Revolving Credit Facility”) and a $500 million revolving credit facility extended that, upon receipt of routine regulatory approvals, will mature on December 10, 2024 (the “Extended Revolving Credit Facility” and together with Non-Extended Revolving Credit facility, the “Revolving Credit Facility”), which provide us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2021, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

The Notes

Secured Notes

The Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”), have outstanding $2.25 billion aggregate principal amount of the 2025 Secured Notes, which were issued on February 10, 2020. The 2025 Secured Notes mature on February 15, 2025 and bear interest at a rate of 7.875% per year. Interest on the 2025 Secured Notes is payable on February 15 and August 15 of each year.

On April 20, 2021, the Borrowers issued $570 million aggregate principal amount of the 2028 Secured Notes (together with the 2025 Secured Notes, the “Secured Notes”) and used the net proceeds from the offering to fund the redemption in full of the $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes”) on May 6, 2021. During the three months ended June 30, 2021, we recognized a $4.3 million loss on the extinguishment of the 2023 Secured Notes within interest expense, net on the Condensed Consolidated Statements of Income (Loss), which included $1.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $3.0 million of cash interest expense for the redemption premium. The 2028 Secured Notes mature on April 15, 2028 and bear interest at a rate of 4.750% per year. Interest on the 2028 Secured Notes is payable on April 15 and October 15 of each year.

The Secured Notes and the related guarantees are secured by liens on substantially all of the assets of the issuers and guarantors thereto, which assets also ratably secure obligations under the senior secured credit facilities, in each case, subject to certain exceptions and permitted liens. The collateral does not include real property (below a specified threshold of value), but includes certain fixtures and other equipment as well as cash that we receive pursuant the Windstream Leases.

The indentures governing the Secured Notes contain customary high yield covenants limiting the ability of Uniti Group LP and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability to pay dividends or other amounts to the Borrowers or Issuers, as applicable. These covenants are subject to a number of limitations, qualifications and exceptions. Further, until our net leverage ratio is below 5.75 : 1.00, the 2025 Secured Notes limit our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains. The indentures governing the Secured Notes also contain customary events of default. As of December 31, 2021, the Company was in compliance with all of the covenants under the indentures governing the Secured Notes.

Senior Unsecured Notes

On February 2, 2021, the Borrowers issued $1.11 billion aggregate principal of the 2029 Notes and used the net proceeds to fund the tender offer and subsequent redemption of all outstanding 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”).  During the year ended December 31, 2021, we recognized a $39.1 million loss on the tendered 2023 Notes within interest expense, net on the Consolidated Statements of Income (Loss), which included $21.5 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $17.6 million of cash interest expense for the tender premium. The 2029 Notes mature on February 15, 2029 and bear interest at a rate of 6.50% per year. Interest on the 2029 Notes is payable on February 15 and August 15 of each year.

On October 13, 2021, the Issuers issued $700.0 million aggregate principal amount of  the 2030 Senior (together with the 2029 Notes, the “Senior Unsecured Notes”) and used the net proceeds to fund redemption in full of the $600.0 million 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes”) on December 15, 2021. During the year ended December 31, 2021, we recognized a $5.9 million loss on the extinguishment of the 2024 Notes within interest expense, net on the Consolidated Statements of Income (Loss), which included $1.8 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $4.1 million of cash interest expense for the redemption premium. The Company used the remaining proceeds of $78.0 million to prepay a portion of the settlement obligations under the settlement agreement with Windstream. See Note 16. The 2030 Notes mature on January 15, 2030 and bear interest at a rate of 6.000% per year. Interest on the 2030 Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2022.

The indentures governing the Senior Unsecured Notes contain customary high yield covenants limiting the ability of Uniti Group LP and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability to pay dividends or other amounts to the Issuers or Borrowers, as applicable. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indentures governing the Senior Unsecured Notes also contain customary events of default. As of December 31, 2021, the Company was in compliance with all of the covenants under the indentures governing the Senior Unsecured Notes.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by each of Uniti Group LP’s existing and future domestic restricted subsidiaries (other than the Borrowers or Issuers, as applicable) that guarantees indebtedness under the Company’s senior secured credit facilities. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the Notes.

The Exchangeable Notes

On June 28, 2019, Uniti Fiber Holdings Inc., a subsidiary of the Company, issued $345 million aggregate principal amount of the Exchangeable Notes. The Exchangeable Notes are senior unsecured notes and are guaranteed by the Company and each of the Company’s subsidiaries (other than Uniti Fiber Holdings Inc.) that is an issuer, obligor or guarantor under the Company’s Notes. The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber Holdings Inc.’s election, subject to limitations under the Company's Credit Agreement. The Exchangeable Notes will mature on June 15, 2024, unless earlier exchanged, redeemed or repurchased.

Uniti Fiber Holdings Inc. issued the Exchangeable Notes pursuant to an indenture, dated as of June 28, 2019 (the “Indenture”), among Uniti Fiber Holdings Inc., the Company, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. Prior to the close of business on the business day immediately preceding March 15, 2024, the Exchangeable Notes are exchangeable only upon satisfaction of certain conditions and during certain periods described in the Indenture, and thereafter, the Exchangeable Notes are exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber Holdings Inc.’s election, subject to limitations under the Company's Credit Agreement. The exchange rate is initially 80.4602 shares of the Company’s common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $12.43 per share of the Company’s common stock). The exchange rate is subject to adjustment in some circumstances as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date or Uniti Fiber Holdings Inc.’s delivery of a notice of redemption, Uniti Fiber Holdings Inc. will increase, in certain circumstances, the exchange rate for a holder who elects to exchange its Exchangeable Notes in connection with such corporate event or notice of redemption, as the case may be.

If Uniti Fiber Holdings Inc. or the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require Uniti Fiber Holdings Inc. to repurchase for cash all or part of their Exchangeable Notes at a repurchase price equal to 100% of the principal amount of the Exchangeable Notes to be repurchased, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date.

Uniti Fiber Holdings Inc. may redeem all or a portion of the Exchangeable Notes, at any time, at a cash redemption price equal to 100% of the principal amount of the Exchangeable Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date, if the Company’s board of directors determines such redemption is necessary to preserve the Company's status as a real estate investment trust for U.S. federal income tax purposes. Uniti Fiber Holdings Inc. may not otherwise redeem the Exchangeable Notes prior to June 20, 2022. On or after June 20, 2022 and prior to the 42nd scheduled trading day immediately preceding the maturity date, if the last reported sale price per share of the Company’s common stock has been at least 130% of the exchange price for the Exchangeable Notes for certain specified periods, Uniti Fiber Holdings Inc. may redeem all or a portion of the Exchangeable Notes at a cash redemption price equal to 100% of the principal amount of the Exchangeable Notes to be redeemed plus accrued and unpaid interest to, but not including, the redemption date.

On June 28, 2019, Uniti Fiber Holdings Inc., the Company and Barclays Capital Inc., on behalf of the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”), entered into a registration rights agreement with respect to the Company’s common stock deliverable upon exchange of the Exchangeable Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Company has agreed to file a shelf registration statement to register the resale of the common stock of the Company deliverable upon exchange of the Exchangeable Notes. The Company agreed to use its commercially reasonable efforts to cause such shelf registration statement to become effective on or prior to the 365th day after the issue date of the Exchangeable Notes.

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

The carrying amount of the equity component, which was recognized as a debt discount, represents the difference between the proceeds from the issuance of the Exchangeable Notes and the fair value of the liability component of the Exchangeable Notes. The excess of the principal amount of the liability component over its carrying amount will be amortized to interest expense using an effective interest rate of 11.1% over the term of the Exchangeable Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

As a result of early adopting ASU 2020-06, the Company made certain adjustments to its accounting for the outstanding exchangeable senior unsecured notes. The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of these notes into a single liability instrument. The carrying value as of December 31, 2020, totaled approximately $275.4 million and as a result of the adoption increased by $61.1 million to $336.5 million as of January 1, 2021. Because of this adoption, the effective interest rate on the exchangeable senior unsecured notes went from 11.1% to 4.8%. Additional paid-in-capital was reduced by $59.9 million and deferred tax liabilities were reduced by $15.8 million. Approximately $14.6 million of cumulative effect of adoption was recognized to the opening balance of retained earnings as of January 1, 2021. See Note 3.

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statements of Income (Loss). For the year ended December 31, 2021, 2020 and 2019, we recognized $16.5 million, $15.3 million and $16.2 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.

Aggregate annual maturities of our long-term obligations at December 31, 2021 are as follows:

(Thousands)
2022	$-
2023	-
2024	545,000
2025	2,250,000
2026	-
Thereafter	2,380,000
Total	$5,175,000

Note 13. Stock-Based Compensation

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

Restricted Awards

During the year ended December 31, 2021, the Company granted 691,241 shares of restricted stock to employees, which had a fair value of $8.2 million as of the date of grant. We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day on the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31, 2021, there were 2,676,776 shares available for future issuance under the Equity Plan. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2020	1,561,415	$12.33
Granted	691,241	$11.82
Forfeited	(133,061)	$11.36
Vested	(765,622)	$12.95
Unvested balance, December 31, 2021	1,353,973	$11.58	$18,969

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2021. The market value as of December 31, 2021 was $14.01 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 31, 2021, the final trading day of 2021.

During the year ended December 31, 2020, there were 996,037 shares of restricted stock granted with a weighted-average fair value of $10.39 per share.  During the year ended December 31, 2019, there were 833,448 shares of restricted stock granted with a weighted-average fair value of $11.62 per share.

The total fair value of shares vested for the years ended December 31, 2021, 2020 and 2019 was $9.9 million, $8.6 million and $6.4 million, respectively.

As of December 31, 2021, total unrecognized compensation expense on restricted awards was approximately $8.6 million, and the expense is expected to be recognized over a weighted average vesting period of 0.8 years.

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

On February 24, 2021, we issued 216,085 PSUs equal to 100% of the target amount, with an aggregate fair value of $3.5 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of the MSCI US REIT Index and a triple-net lease peer group, as defined by the Compensation Committee. Upon evaluating the results of the market conditions, the final number of shares is determined, and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2021, 75,463 PSUs were forfeited due to termination of service. The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

	Performance Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1) ($000s)
Unvested balance December 31, 2020	706,570	$17.64
Granted	216,085	$16.27
Forfeited	(75,463)	$16.96
Vested	(224,077)	$18.96
Unvested balance, December 31, 2021	623,115	$16.78	$8,730

(1)

The aggregate intrinsic value is calculated as the market value of our common stock as of December 31, 2021. The market value as of December 31, 2021 was $14.01 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 31, 2021, the final trading day of 2021.

During the year ended December 31, 2020, there were 322,209 PSUs granted with a weighted-average fair value of $15.45 per share.  During the year ended December 31, 2019, there were 255,517 PSUs granted with a weighted-average fair value of $18.99 per share.

As of December 31, 2021, total unrecognized compensation expense related to PSUs was approximately $3.9 million, and the weighted-average vesting period was 1.2 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	3.0	3.0	3.0
Expected volatility	57.1%	63.0%	57.5%
Expected annual dividend	0.0%	0.0%	0.0%
Risk free rate	0.2%	0.7%	2.3%

Employee Stock Purchase Plan

On May 17, 2018, our stockholders approved and adopted the Uniti Group Inc. Employee Stock Purchase Plan (the “ESPP”).  The ESPP authorizes us to issue up to 2,000,000 shares of our common stock to any of our employees so long as the employee is employed on the first day of the applicable offering period.  Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and one beginning on July 1 and ending on December 31.  Under the terms of the ESPP, employees can choose each plan period to have up to 15% of their annual base earnings, limited to $25,000 withheld to purchase our common stock.  The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price.  Under the ESPP the Company issued 74,950, 96,788 and 83,287 shares during the years ended December 31, 2021, 2020 and 2019, respectively.  As of December 31, 2021, there were 1,744,975 shares available for future issuance under the ESPP.  The following table summarizes the assumptions used to value the purchase rights granted under the ESPP during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	0.5	0.5	0.5
Expected volatility	28.0%	72.0%	24.0%
Expected annual dividend	5.5%	3.9%	2.1%
Risk free rate	0.1%	0.2%	2.1%

For the years ended December 31, 2021, 2020 and 2019, we recognized $13.8 million, $13.7 million and $10.8 million, respectively, of compensation expense related to restricted stock awards, performance-based awards and the ESPP, which is recorded in general and administrative expense on our Consolidated Statements of Income (Loss).

Note 14. Earnings Per Share

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

Prior to the second quarter of 2019, the earnings-per-share impact of the Company’s 3% Series A Convertible Preferred Stock, $0.0001  par value (the “Series A Shares”) (See Note 20), issued in connection with the May 2, 2016 acquisition of PEG Bandwidth, LLC, was calculated using the net share settlement method, whereby the redemption value of the instrument is assumed to be settled in cash and only the conversion premium, if any, is assumed to be settled in shares. The Series A Shares provided Uniti the option to settle the instrument in cash or shares.  During the second quarter of 2019, the Company received notice from the holder of the Series A Shares of its election to convert all its shares, and the Company made an election to issue shares upon conversion, which occurred on July 2, 2019.  As a result, the earnings-per-share impact for the year ended December 31, 2019 is calculated based on the shares outstanding from the issuance date through December 31, 2019.

The dilutive effect of the Exchangeable Notes (see Note 12) is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in the number of weighted average shares.  The dilutive effect of the Warrants (see Note 10) is calculated using the treasury-stock method.  During the years ended December 31, 2021, 2020 and 2019, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(Thousands, except per share data)	2021	2020	2019
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$123,660	$(706,301)	$10,582
Less: Income allocated to participating securities	(1,077)	(1,078)	(549)
Dividends declared on convertible preferred stock	(10)	(9)	(656)
Amortization of discount on convertible preferred stock	—	—	(993)
Net income (loss) attributable to common shares	$122,573	$(707,388)	$8,384
Denominator:
Basic weighted-average common shares outstanding	232,888	203,600	187,358
Basic earnings (loss) per common share	$0.53	$(3.47)	$0.04

	Year Ended December 31,
(Thousands, except per share data)	2021	2020	2019
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$123,660	$(706,301)	$10,582
Less: Income allocated to participating securities	(1,077)	(1,078)	(549)
Dividends declared on convertible preferred stock	(10)	(9)	(656)
Amortization of discount on convertible preferred stock	—	—	(993)
Impact on if-converted dilutive securities	11,926	—	—
Net income (loss) attributable to common shares	$134,499	$(707,388)	$8,384
Denominator:
Basic weighted-average common shares outstanding	232,888	203,600	187,358
Impact on if-converted dilutive securities	30,809	—	—
Effect of dilutive non-participating securities	380	—	—
Weighted-average shares for dilutive earnings per common share	264,077	203,600	187,358
Dilutive earnings (loss) per common share	$0.51	$(3.47)	$0.04

For the years ended December 31, 2020 and 2019, 29,777,226 and 14,221,616 potential common shares related to the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.

Note 15. Segment Information

Historically our management, including our chief executive officer, who is our chief operating decision maker, managed our operations as four operating business segments in addition to our corporate operations, as described below.  Due to the sale of our towers business and wind down of the Consumer CLEC Business, effective January 1, 2021, we will manage our operations focused on our two primary businesses, Leasing and Fiber Infrastructure.

Leasing: Represents a component of our REIT operations and includes the results from our leasing business, Uniti Leasing, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them back to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing dark fiber network assets that we either constructed or acquired.

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

Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, executive severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$801,497	$299,025	$-	$-	$-	$1,100,522

Adjusted EBITDA	$784,061	$118,452	$-	$-	$(24,232)	$878,281
Less:
Interest expense, net						446,296
Depreciation and amortization	174,622	116,065	-	-	255	290,942
Other, net						24,917
Transaction related and other costs						7,544
Gain on sale of operations						(28,143)
Gain on sale of real estate						(442)
Stock-based compensation						13,847
Income tax benefit						(4,916)
Adjustments for equity in earnings from unconsolidated entities						3,491
Net income						$124,745

Capital expenditures (1)	$223,251	$162,463	$-	$-	$141	$385,855

	Year Ended December 31, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$745,915	$314,363	$6,112	$651	$-	$1,067,041

Adjusted EBITDA	$737,337	$112,289	$77	$(545)	$(30,323)	$818,835
Less:
Interest expense, net						497,128
Depreciation and amortization	201,321	126,211	783	791	297	329,403
Other, net						11,703
Settlement expense						650,000
Goodwill impairment						71,000
Transaction related and other costs						63,875
Gain on sale of real estate						(86,267)
Stock-based compensation						13,721
Income tax benefit						(15,203)
Adjustments for equity in earnings from unconsolidated entities						2,287
Net loss						$(718,812)

Capital expenditures (1)	$169,306	$197,023	$24,162	$-	$-	$390,491

	Year Ended December 31, 2019
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$716,640	$315,605	$14,693	$10,673	$-	$1,057,611

Adjusted EBITDA	$711,119	$126,754	$(595)	$1,955	$(26,494)	$812,739
Less:
Interest expense, net						390,112
Depreciation and amortization	282,107	114,566	6,474	1,879	728	405,754
Other, net						(24,219)
Transaction related and other costs						43,708
Gain on sale of real estate						(28,995)
Stock-based compensation						10,808
Income tax expense						4,663
Net income						$10,908

Capital expenditures (1)	$338,543	$233,506	$99,234	$-	$15	$671,298

(1)

Segment capital expenditures represents capital expenditures, the Windstream Asset Purchase Agreement and Bluebird asset acquisition (see Note 6) as reported in the investing activities section of the Consolidated Statements of Cash Flows.

Total assets by business segment as of December 31, 2021 and December 31, 2020 are as follows:

	December 31,
(Thousands)	2021	2020
Leasing	$2,521,406	$2,295,289
Fiber Infrastructure	2,249,860	2,354,569
Corporate	37,977	73,253
Consumer CLEC	-	8,707
Total of reportable segments	$4,809,243	$4,731,818

Note 16. Commitments and Contingencies

Litigation

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the Bankruptcy Court in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease should be recharacterized as a financing arrangement, that certain rent payments and TCIs made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease.  On March 2, 2020, Uniti and Windstream jointly announced that they agreed to the Settlement (as defined below) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement.  As a result, during the second quarter of 2020, we estimated that $650.0 million of the consideration paid to Windstream should be classified as settlement of litigation, and therefore, recorded a $650.0 million charge. The charge represented our estimated fair value of the litigation settlement component of the Settlement.

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

On May 26, 2020, UMB Bank, National Association and U.S. Bank National Association, in their respective capacities as indenture trustees of Windstream’s bonds filed a notice of appeal in the United States District Court for the Southern District of New York from the bankruptcy court’s May 12, 2020 order approving the settlement. On July 20, 2020, UMB Bank, National Association withdrew from the appeal. The appeal was fully briefed on September 10, 2020.  The district court has not yet issued a ruling on the appeal.

On January 8, 2021, Windstream filed in the bankruptcy court a stipulation and order dismissing the adversary proceeding against Uniti with prejudice subject to the terms set forth in the parties’ settlement agreement. The stipulation and order was entered by the bankruptcy court on January 25, 2021.

On June 22, 2021, the district court dismissed the appeal of the bankruptcy court’s order approving the settlement as equitably moot. On July 26, 2021, U.S. Bank National Association filed a notice of appeal in the United States Court of Appeals for the Second Circuit from the district court’s order. U.S. Bank filed its brief on November 21, 2021 and

Windstream and intervenor-appellee Elliott Investment Management L.P. filed their briefs on January 28, 2022. U.S. Bank National Association filed its reply brief on February 18, 2022.

Under the Settlement Agreement, in addition to completing the transactions and executing the Windstream Leases (see Note 5), Uniti is required to make quarterly cash payments of $24.5 million to Windstream over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments falling due on or after the first anniversary of the Settlement’s effective date (discounted at a 9% rate).  This obligation has been recorded at its initial fair value of $438.6 million and is reported as settlement payable on our Consolidated Balance Sheet at December 31, 2020.  The difference between the initial fair value of the obligation and total undiscounted cash payments, $490.1 million, will be recognized as interest expense within our Consolidated Statements of Income (Loss) at an effective rate of 4.7%.

On October 14, 2021, the Company prepaid four installments for a total of $92.9 million, $78.0 million of which was funded from a portion of the proceeds of the 2030 Notes (see Note 12). As of December 31, 2021, the Company has made payments totaling $215.4 million.

Further, we are obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029.  Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) are limited to $225 million per year in 2021 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.  If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2021, our combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2020.  Accordingly, because we funded $84.7 million of the $125 million limit in 2020, we were committed to fund up to $265.3 million of Growth Capital Improvements in 2021. During the year ended December 31, 2021, Uniti reimbursed $221.5 million of Growth Capital Improvements, of which $28.5 million, as allowed under the Settlement, represented the reimbursement of capital improvements completed in 2020 that were previously classified as tenant funded capital improvements.

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

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, and a hearing on the motion was heard on May 12, 2020. On November 4, 2020, the court granted the Defendants’ motion and dismissed SLF’s amended complaint, in its entirety, with prejudice.  On December 1, 2020, SLF filed a notice of appeal to the United States Court of Appeals for the Third Circuit from the district court’s dismissal order.  The appeal was fully briefed on September 10, 2021, and the Court of Appeals notified the parties that it will decide the appeal without oral argument. We have evaluated this matter under the guidance provided by ASC 450-20, Contingencies (“ASC 450”), and as of the date of this Annual Report on Form 10-K, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Consolidated Balance Sheet.

Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws, based on claims similar to those asserted in the SLF Action.  On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the various shareholder actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation (the “Class Action”). On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the Class Action.  The consolidated amended complaint seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The Class Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose, among other things, the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.” The Class Action seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief.  On July 10, 2020, defendants moved to dismiss the consolidated amended complaint.  On April 1, 2021, the court issued an order denying defendants’ motion to dismiss. On April 15, 2021, defendants filed a motion for reconsideration of the order or, in the alternative, for certification of an appeal of the decision to the Eighth Circuit.  On December 22, 2021, the court issued an order denying defendants’ motion for reconsideration or, in the alternative, certification of an appeal.  On October 25, 2021, plaintiffs filed a motion for class certification, which defendants have opposed.  Discovery is ongoing. We intend to defend this matter vigorously, and, because it is still in its relatively early stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. We have evaluated this matter under the guidance provided by ASC 450, and as of the date of this Annual Report on Form 10-K, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Consolidated Balance Sheet.

On August 17, 2021, two purported shareholders filed a derivative action on behalf of Uniti in the Circuit Court for Baltimore City, Maryland, under the caption Mayer et al. v. Gunderman et al., 24-C-21-003488 (the “Derivative Action”).  The Derivative Action names Kenneth Gunderman and Mark Wallace as defendants and the Company as a nominal defendant and asserts claims for breach of fiduciary duty and unjust enrichment.  The complaint alleges that the individual defendants caused the Company to issue certain false and misleading statements relating to the Spin-Off and/or the Master Lease.  In particular, as in the Class Action, the complaint alleges, among other things, that Defendants failed to disclose the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.”  The complaint seeks unspecified damages, unspecified equitable relief, and related costs and fees.  The parties are currently discussing a potential stay of the action pending the outcome of the Class Action.  On December 23, 2021, the court entered a joint stipulation to stay the Derivative Action pending the outcome of the Class Action, including the time for the defendants to respond to the complaint.  Because this matter is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. We have evaluated this matter under the guidance provided by ASC 450, and as of the date of this Annual Report on Form 10-K, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Consolidated Balance Sheet.

On February 11, 2022, a purported shareholder filed a derivative action on behalf of Uniti in the federal District Court for the District of Maryland.  The complaint names Kenneth Gunderman, Mark Wallace, Francis Frantz, David Solomon, Jennifer Banner, and Scott Bruce as defendants and the Company as a nominal defendant and asserts claims for contribution against Gunderman and Wallace if the Company is found to be liable for violations of the federal securities laws in the Class Action and claims against all the individual defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment against.  The allegations in the complaint are similar to those in the Derivative Action and the Class Action.  The complaint seeks unspecified damages, equitable relief, and related costs and fees.  We intend to defend this matter vigorously, and, because it is still in its relatively early stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.  We have evaluated this matter under the guidance provided by ASC 450, and as of the date of this Annual Report on Form 10-K, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Consolidated Balance Sheet.

We maintain insurance policies that would provide coverage to various degrees for potential liabilities arising from the legal proceedings described above.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Consolidated Balance Sheet as of December 31, 2021.

Note 17. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) by component is as follows for the years ended December 31, 2021, 2020 and 2019:

(Thousands)	2021	2020	2019
Cash flow hedge changes in fair value gain (loss):
Balance at beginning of period	$(30,353)	$(23,442)	$30,042
Other comprehensive loss before reclassifications	—	(7,713)	(51,288)
Amounts reclassified from accumulated other comprehensive income	—	677	(3,324)
Net other comprehensive loss	(30,353)	(30,478)	(24,570)
Less: Other comprehensive loss attributable to noncontrolling interest	—	(125)	(1,128)
Balance at end of period	(30,353)	(30,353)	(23,442)
Interest rate swap termination:
Balance at beginning of period attributable to common shareholders	9,986	—	—
Amounts reclassified from accumulated other comprehensive income	11,317	10,155	—
Balance at end of period	21,303	10,155	—
Less: Other comprehensive income attributable to noncontrolling interest	114	169	—
Balance at end of period attributable to common shareholders	21,189	9,986	—
Foreign currency translation gain (loss):
Balance at beginning of period	—	—	63
Translation adjustments	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	(63)
Net other comprehensive income (loss)	—	—	—
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Balance at end of period	—	—	-
Accumulated other comprehensive income (loss) at end of period	$(9,164)	$(20,367)	$(23,442)

Note 18. Income Taxes

We elected on our initial U.S. federal income tax return to be treated as a REIT under the Code. To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year unless certain relief provisions apply, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax for open taxable years through 2017, on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Subject to the restrictions imposed by our 7.875% senior secured notes due 2025 (see Note 12), our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains, until we reduce our net leverage ratio.  As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its passthrough subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.

We have elected to treat the subsidiaries through which we operate Uniti Fiber and Talk America as TRSs.  TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT.  Our TRSs are subject to U.S. federal, state and local corporate income taxes.

Income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 as reported in the accompanying Consolidated Statements of Income (Loss) was comprised of the following:

	Year Ended December 31,
(Thousands)	2021	2020	2019
Current
Federal	$(71)	$(901)	$10,401
State	1,622	(498)	2,742
Foreign	-	87	2,948
Total current expense	1,551	(1,312)	16,091

Deferred
Federal	(5,066)	(7,665)	(9,378)
State	(1,401)	(6,226)	(2,050)
Total deferred expense	(6,467)	(13,891)	(11,428)
Total income tax (benefit) expense	$(4,916)	$(15,203)	$4,663

An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
(Thousands)	2021	2020	2019
Income from continuing operations, before tax	$119,844	$(734,015)	$15,571
Income tax at U.S. statutory federal rate	25,167	(154,143)	3,270
Increases (decreases) resulting from:
State taxes, net of federal benefit	288	(3,452)	407
Benefit of REIT status	(30,565)	129,742	(2,188)
Goodwill impairment	-	14,910	-
Return to accrual	193	(2,795)	104
Permanent differences	1	448	122
Foreign taxes	-	87	2,948
Income tax (benefit) expense	$(4,916)	$(15,203)	$4,663

The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to our status as a REIT.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The components of the Company's deferred tax assets and liabilities are as follows:

(Thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Deferred revenue	$29,275	$34,207
Accrued bonuses	-	3
Stock-based compensation	503	801
Accrued expenses and other	183	270
Asset retirement obligation	1,791	1,429
Inventory reserve	140	241
Excess business interest expense	306	17
Lease asset liability	13,952	16,842
Settlement obligation	710	883
Debt discount and interest expense	10,040	-
Other	2,215	3,032
Net operating loss carryforwards	139,020	126,464
Deferred tax assets	198,135	184,189

Deferred tax liabilities:
Property, plant and equipment	$(97,372)	$(103,441)
Customer list intangible	(40,941)	(42,898)
Other intangible amortization	(28,689)	(24,852)
Right of use asset	(16,039)	(18,443)
Deferred or prepaid costs	(3,373)	(3,041)
Debt discount and interest expense	-	(2,034)
Other	-	(20)
Deferred tax liabilities	$(186,414)	$(194,729)

Deferred tax asset (liability), net	$11,721	$(10,540)

As of December 31, 2021, the Company’s deferred tax assets were primarily the result of U.S. federal and state NOL carryforwards.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. Given the Company has significant deferred tax liabilities, management determined that sufficient positive evidence exists as of December 31, 2021, to conclude that it is more likely than not that all of its deferred tax assets are realizable, and therefore, no valuation allowance has been recorded.

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

We have total federal NOL carryforwards as of December 31, 2021 of approximately $165.2 million which will expire between 2026 and 2037, and approximately $375.4 million which will not expire but the utilization of which will be limited to 80% of taxable income annually under provisions enacted in the Tax Cut and Jobs Act.

With the exception of Tower Cloud, Inc. and Uniti Fiber Holdings Inc., our 2018 returns remain open to examination. As Tower Cloud, Inc. and Uniti Fiber Holdings Inc. have NOLs available to carry forward, the applicable tax years will generally remain open to examination several years after the applicable loss carryforwards have been utilized or expire.

The Company or its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

(Thousands)	2021	2020
Balance at January 1	$1,734	$1,734
Balance at December 31	$1,734	$1,734

The Company’s entire liability for unrecognized tax benefit would affect the annual effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense.  The Company recorded no interest expense and penalties for the period ending December 31, 2021.  The Company’s balance of accrued interest and penalties related to unrecognized tax benefits as of December 31, 2021 was $1.3 million.

Note 19. Supplemental Cash Flow Information

Cash paid for interest expense, net of capitalized interest and income taxes, net of refunds for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(Thousands)	2021	2020	2019
Cash payments for:
Interest, net of capitalized interest	$375,578	$314,276	$344,464
Income taxes, net of refunds	$1,386	$1,155	$16,073

Note 20. Capital Stock

The limited partner equity interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. During the year ended December 31, 2021, the Company exchanged 2,768,199 OP Units held by a third party for an equal number of common shares of the Company. The OP Units exchanged represented approximately 80% of the OP Units held by a third party with a carrying value of $55.2 million as of the exchange date.

On September 9, 2020, Uniti entered into stock purchase agreements with certain first lien creditors of Windstream to replace and codify the terms set forth in the previously-filed binding letters of intent, pursuant to which on September 18, 2020 Uniti sold an aggregate of 38,633,470 shares of Uniti common stock, par value $0.0001 per share (the “Settlement Common Stock”), at $6.33 per share, which represents the closing price of Uniti common stock on the date when an agreement in principle of the basic outline of the Settlement was first reached. Uniti transferred the proceeds from the sale of the Settlement Common Stock to Windstream as consideration relating to the Asset Purchase Agreement and settlement of the litigation with Windstream. The issuance and sale of the Settlement Common Stock was made in reliance upon the exemption from registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. Certain recipients of the Settlement Common Stock are subject to a one-year lock up, and all recipients are subject to a customary standstill agreement. No recipient will receive any governance rights in connection with the issuance. The binding letters of intent and the Stock Purchase Agreements also provide for customary registration rights.

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

We are authorized to issue up to 500,000,000 shares of voting common stock and 50,000,000 shares of preferred stock, of which 234,779,247 and 0 shares, respectively, were outstanding at December 31, 2021. We had 265,220,753 shares of voting common stock available for issuance at December 31, 2021.

Note 21. Dividends (Distributions)

Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the years ended December 31, 2021, 2020, and 2019, our common stock distribution per share was $0.45, $0.60 and $0.97, respectively, characterized as follows:

	Year Ended December 31,
	2021 (1)	2020 (2)	2019(3)
Ordinary dividends	$0.45	$0.52	$0.97
Capital gain distribution	$-	$0.08	$-
Non-dividend distributions	-	-	-
Total	$0.45	$0.60	$0.97

(1)    Pursuant to Internal Revenue Code Section 857(b)(9), if you were a stockholder of record as of December 17, 2021, your dividend payment of $0.1500 per share received in January 2022 will be reported on Form 1099-DIV for the 2022 taxable year for federal income tax purposes.

(2)

Pursuant to Internal Revenue Code Section 857(b)(9), if you were a stockholder of record as of December 15, 2020, your dividend payment of $0.1500 per share received in January 2021 was reported on Form 1099-DIV for the 2020 taxable year for federal income tax purposes.

(3)

Pursuant to Internal Revenue Code Section 857(b)(9), if you were a stockholder of record as of December 31, 2019, your dividend payment of $0.2200 per share received in January 2020 was reported on Form 1099-DIV for the 2019 taxable year for federal income tax purposes.

Note 22. Employee Benefit Plan

We sponsor a defined contribution plan under section 401(k) of the Internal Revenue Code, which covers employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 3% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contribution immediately. Our expense related to the plan recognized for the years ended December 31, 2021, 2020 and 2019 was $2.1 million, $2.2 million and $1.7 million, respectively.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Remediation of Previously Disclosed Material Weakness in Internal Control Over Financial Reporting

As disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2020, during the fourth quarter of 2020, we identified the following material weakness in our internal control over financial reporting.  The Company had ineffective controls over the annual goodwill impairment assessment, specifically, the control activities over the determination of the carrying value to be used in the assessment of goodwill impairment did not operate effectively due to an insufficient complement of qualified personnel.  Management initiated a plan to remediate the material weakness and implemented improvements to the design and operation of control activities and procedures associated with the determination of the carrying value to be used in the assessment of goodwill impairment, in addition to the hiring of incremental qualified personnel.

During the quarter ended December 31, 2021, we completed our testing of the design and operating effectiveness of the actions discussed above. We have concluded that the enhanced control processes have now been designed, in addition to the hiring of incremental qualified personnel, so as to provide reasonable assurance as to their operating effectiveness, and, as a result, we believe that the material weakness described above was remediated as of December 31, 2021.

Management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with US GAAP. Our principal executive officer and principal financial officer have certified that, based on such officer’s knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

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

Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2021.

The Company’s independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. KPMG LLP’s report appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than the changes made in response to the material weakness as described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plan as of December 31, 2021:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	4,421,751[1]
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	4,421,751

[1]	Amount includes 2,676,776 shares available for issuance under the Uniti Group Inc. 2015 Equity Incentive Plan and 1,744,975 shares under the Uniti Group Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2021, pursuant to Regulation 14A under the Exchange Act in connection with our 2022 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”

Financial Statement Schedules

Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) Condensed Balance Sheets as of December 31, 2021 and 2020, and the related Condensed Statements of Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2021, including the related notes, appearing on pages S-1, S-2, S-3, and S-4 of this report.

Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2021 appearing on page S-5 of this report.

Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2021 appearing on page S-6 of this report.

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
3.4

Amended and Restated Bylaws of Uniti Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed with the SEC as of March 12, 2020 (File No. 001-36708))

4.2

Indenture, dated as of June 28, 2019, among Uniti Fiber Holdings, Inc., as issuer, Uniti Group Inc. and the other guarantors named therein, as guarantors, and Deutsche Bank Trust Company Americas, as trustee, governing the 4.00% Exchangeable Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 25, 2019 and filed with the SEC as of June 28, 2019 (File No. 001-36708))

4.3

Form of 4.00% Exchangeable Senior Notes due 2024 (included in Exhibit 4.7 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 25, 2019 and filed with the SEC as of June 28, 2019 (File No. 001-36708))

4.4

Indenture, dated as of February 10, 2020, among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 7.875% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

4.5

Form of 7.875% Senior Secured Notes due 2025 (included in Exhibit 4.10 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

4.6

Indenture, dated February 2, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.7

Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.12) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.8

Indenture, dated as April 20, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 4.750% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708))

4.9

Form of 4.750% Senior Secured Notes due 2028 (included in Exhibit 4.14 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708))

Exhibit No.	Description
4.10

Indenture, dated October 13, 2021, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

4.11

Form of 6.000% Senior Notes due 2030 (included in Exhibit 4.16 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

10.1

Settlement Agreement, dated as of May 12, 2020 by and among Windstream Holdings, Inc., Windstream Services, LLC and certain of their subsidiaries, and Uniti Group Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 001-36708))

10.2

Amended and Restated ILEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.3

Amended and Restated CLEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.4

Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.5

Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.6

Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708))

10.7

Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

10.8

Amendment No. 3 (Incremental Amendment) to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

Exhibit No.	Description
10.9

Amendment No. 4 and Limited Waiver to the Credit Agreement, dated as of March 18, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.10

Amendment No. 5 to the Credit Agreement, dated as of June 24, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 24, 2019 (File No. 001-36708))

10.11

Amendment No. 6 and Limited Waiver to the Credit Agreement, dated as of February 10, 2020, among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

10.12

Amendment No. 7 to the Credit Agreement, dated as of December 10, 2020, by and among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 10, 2020 (File No. 001-36708))

10.13

Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2019, by and among Uniti Group LP, CSL Capital, LLC, Uniti Group Finance, Inc., and Uniti Fiber Holdings, Inc., as Issuers, and Deutsche Bank Trust Company Americas, as successor trustee, and Wells Fargo Bank, N.A., as resigning trustee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 8, 2019 (File No. 001-36708))

10.14

Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

10.15

Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.16+

Employment Agreement between Uniti Group Inc. and Kenneth Gunderman, effective as of December 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 14, 2018 (File No. 001-36708))

10.17+

Severance Agreement, dated as of December 30, 2020, by and between Uniti Group Inc. and Daniel L. Heard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 30, 2020 (File No. 001-36708))

10.18+

Uniti Group Inc. 2015 Equity Incentive Plan, as amended and restated effective March 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 29, 2018 (File No. 001-36708))

10.19+

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

Exhibit No.	Description
10.20+

Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.21+

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

10.27+

Uniti Group Inc. Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 11, 2020 (File No. 001-36708))

21.1*	List of Subsidiaries of Uniti Group Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm
23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

UNITI GROUP INC.

Date: February 25, 2022	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	President and Chief Executive Officer	February 25, 2022
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Paul E. Bullington	Senior Vice President – Chief Financial Officer and Treasurer	February 25, 2022
Paul E. Bullington	(Principal Financial Officer)

/s/ Travis T. Black	Vice President – Chief Accounting Officer	February 25, 2022
Travis T. Black	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	February 25, 2022
Francis X. Frantz

/s/ Jennifer S. Banner	Director	February 25, 2022
Jennifer S. Banner

/s/ Scott G. Bruce	Director	February 25, 2022
Scott G. Bruce

/s/ Carmen Perez-Carlton	Director	February 25, 2022
Carmen Perez-Carlton

/s/ David L. Solomon	Director	February 25, 2022
David L. Solomon

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Balance Sheets

(Thousands, except par value)	December 31, 2021	December 31, 2020
Assets:
Cash and cash equivalents	$3,112	$2,284
Other assets	1,541	37,894
Total Assets	$4,653	$40,178

Liabilities:
Accrued other liabilities	$2,462	$1,145
Dividends payable	1,159	36,205
Cash distributions and losses in excess of investments in consolidated subsidiaries	2,128,824	2,144,486
Total liabilities	2,132,445	2,181,836

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 234,779 shares at December 31, 2021 and 231,262 at December 31, 2020	23	23
Additional paid-in capital	1,214,830	1,209,141
Accumulated other comprehensive loss	(9,164)	(20,367)
Distributions in excess of accumulated earnings	(3,333,481)	(3,330,455)
Total Uniti shareholders' deficit	(2,127,792)	(2,141,658)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$4,653	$40,178

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Statements of Comprehensive Income

	Year Ended December 31,
(Thousands)	2021	2020	2019
Costs and Expenses:
General and administrative expense	$(58)	$42	$36
Transaction related costs	18	101	2,138
Total costs and expenses	(40)	143	2,174
Operating income (loss)	40	(143)	(2,174)
Earnings (loss) from consolidated subsidiaries	124,810	(708,139)	24,730
Income (Loss) before income taxes	124,850	(708,282)	22,556
Income tax expense (benefit)	1,190	(1,981)	11,974
Net income (loss) attributable to shareholders	123,660	(706,301)	10,582
Comprehensive income (loss) attributable to shareholders	$134,863	$(703,226)	$(42,639)

See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.

Schedule I – Condensed Financial Information of

The Registrant (Parent Company)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2021	2020	2019
Cash flow from operating activities
Net cash provided by operating activities	$141,527	$94,533	$199,572

Cash flow from investing activities
Proceeds from sale of real estate, net of cash	-	-	2,488
Net cash provided by investing activities	-	-	2,488

Cash flow from financing activities
Settlement Common Stock issuance (Note 17)	-	244,550	-
Dividends paid	(141,371)	(135,676)	(138,731)
Proceeds from issuance of Notes	-	-	83,665
Payments for financing costs	-	-	(2,895)
Common stock issuance, net of costs	-	-	21,641
Net share settlement	(4,100)	(1,097)	(1,834)
Proceeds from sale of warrants	-	-	50,819
Payment for bond hedge option	-	-	(70,035)
Intercompany transactions, net	4,100	(244,125)	(102,411)
Employee stock purchase plan	672	676	883
Net cash used in financing activities	(140,699)	(135,672)	(158,898)
Net increase (decrease) in cash and cash equivalents	828	(41,139)	43,162
Cash and cash equivalents at beginning of period	2,284	43,423	261
Cash and cash equivalents at end of period	3,112	2,284	43,423
Non-cash investing and financing activities:
Settlement of contingent consideration through non-cash consideration	$-	$-	$11,178

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

Note 2. Subsidiary Transactions

Investment in Subsidiaries

During 2017, the parent company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consists of Talk America Services, which we substantially completed the wind down of the business as of the end of the second quarter of 2020.  The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of December 31, 2021, we are the sole general partner of the Operating Partnership and own approximately 99.7% of the partnership interests in the Operating Partnership.

Dividends

Cash dividends received from subsidiaries and recorded in Cash Flow from Operating Activities in the Condensed Statement of Cash Flows were $139.9 million, $134.7 million and $136.2 million for the year ended December 31, 2021, 2020 and 2019, respectively.

Uniti Group Inc.

Schedule II – Valuation and Qualifying Accounts

(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2021	$2,940	$1,522	$-	$(1,745)	$2,717
Year Ended December 31, 2020	$2,743	$1,783	$472	$(2,058)	$2,940
Year Ended December 31, 2019	$2,288	$1,140	$-	$(685)	$2,743

Uniti Group Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2021

(dollars in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E	Col. F	Col. G	Col. H	Col. I

			Cost capitalized subsequent to acquisition(1) (3)						Life on which Depreciation in Latest Income
Description	Encumbrances	Initial cost to company(1)	Improvements	Carry Costs	Gross Amount Carried at Close of Period(5)	Accumulated Depreciation	Date of Construction(2)	Date Acquired(2)	Statements is Computed
Land	$—	(1)	(1)	(1)	$26,593	$—	(2)	(2)	Indefinite
Building and improvements	—	(1)	(1)	(1)	343,624	193,080	(2)	(2)	3 - 40 years
Poles	—	(1)	(1)	(1)	281,130	193,494	(2)	(2)	30 years
Fiber	—	(1)	(1)	(1)	3,041,546	1,452,498	(2)	(2)	30 years
Copper	—	(1)	(1)	(1)	3,918,281	3,451,376	(2)	(2)	20 years
Conduit	—	(1)	(1)	(1)	89,859	67,983	(2)	(2)	30 years
Towers	—	(1)	(1)	(1)	1,397	881	(2)	(2)	20 years
Finance lease assets	—	(1)	(1)	(1)	25,511	3,818	(2)	(2)	See Note 3
Other assets	—	(1)	(1)	(1)	10,649	3,788	(2)	(2)	15 - 20 years
Construction in progress	—	(1)	(1)	(1)	3,479	—	(2)	(2)	See Note 3

(1) Given the voluminous nature and variety of our real estate investment assets, this schedule omits columns C and D from the schedule III presentation.

(2) Because additions and improvements to our real estate investment assets are ongoing, construction and acquisition dates are not applicable.

(3) For the year ended December 31, 2021, the amount of capitalized costs related to the Distribution Systems is as follows (millions):

Tenant capital improvements(4)	$139.0
Growth capital improvements(5)	$221.5

(4) Tenant capital improvements (“TCIs”) represent, maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature.

(5) Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”).

(6) Aggregate cost for Federal income tax purposes related to our real estate investment assets is $7.1 billion.

Uniti Group Inc.

Schedule III – Real Estate Investments and Accumulated Depreciation

As of December 31, 2021

(dollars in thousands)

	2021	2020
Gross amount at beginning	$7,387,915	$7,394,951
Additions during period:
Tenant capital improvements(1)	110,506	102,396
Growth capital improvements(1)	221,498	84,700
Acquisitions	3,975	220,674
Other	38,165	170
Total additions	374,144	407,940

Deductions during period:
Cost of real estate sold or disposed	19,990	414,976
Other	-	-
Total deductions	19,990	414,976

Balance at end	$7,742,069	$7,387,915

(1) During the year ended December 31, 2021, TCIs totaled $139.0 million, offset by $28.5 million which represented the reimbursement of Growth Capital Improvements completed in 2020 that were previously classified as TCIs and are included within the Growth Capital Improvement additions of $221.5 million.

	2021	2020
Gross amount of accumulated depreciation at beginning	$5,205,395	$5,022,929
Additions during period:
Depreciation	170,977	202,877
Other	7,345	-
Total additions	178,322	202,877

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	16,799	20,411
Other	-	-
Total deductions	16,799	20,411

Balance at end	$5,366,918	$5,205,395