Form 10-K/A
period 2021-12-31
Uniti Group Inc.
filed 2022-03-22
CIK 1620280

f

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

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Dallas, Texas

ii

Explanatory Note

Uniti Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to its Annual Report for the year ended December 31, 2021 (the “Original 10-K”) filed with the U.S. Securities and Exchange Commission on February 25, 2022 to include financial statements and related notes of Windstream Holdings, Inc., Windstream Holdings II, LLC, its successor in interest, and consolidated subsidiaries (collectively, “Windstream”), the Company’s most significant customer. For the years ended December 31, 2021, 2020 and 2019, 66.4%, 65.8% and 65.0% of our revenues, respectively, were derived from leasing the Company’s fiber and copper networks and other real estate to Windstream.

The Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the Windstream audited financial statements as of December 31, 2021, and for the year ended December 31, 2021, as of December 31, 2020 and for the period from September 22, 2020 to December 31, 2020 and for the period from January 1, 2020 to September 21, 2020 and for the year ended December 31, 2019, prepared in accordance with generally accepted accounting principles in the United States, (ii) the consent of the independent registered public accounting firm of Windstream and (iii) certifications by our Chief Executive Officer and Chief Financial Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

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

Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2021 appearing on page S-5 of the Original 10-K.

Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2021 appearing on page S-6 of the Original 10-K.

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
3.4

Amended and Restated Bylaws of Uniti Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed with the SEC as of March 12, 2020 (File No. 001-36708))

4.2

Indenture, dated as of June 28, 2019, among Uniti Fiber Holdings, Inc., as issuer, Uniti Group Inc. and the other guarantors named therein, as guarantors, and Deutsche Bank Trust Company Americas, as trustee, governing the 4.00% Exchangeable Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 25, 2019 and filed with the SEC as of June 28, 2019 (File No. 001-36708))

4.3

Form of 4.00% Exchangeable Senior Notes due 2024 (included in Exhibit 4.2 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 25, 2019 and filed with the SEC as of June 28, 2019 (File No. 001-36708))

4.4

Indenture, dated as of February 10, 2020, among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 7.875% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

4.5

Form of 7.875% Senior Secured Notes due 2025 (included in Exhibit 4.4 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

4.6

Indenture, dated February 2, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.7

Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.6) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.8

Indenture, dated as April 20, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 4.750% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708))

Exhibit No.	Description
4.9

Form of 4.750% Senior Secured Notes due 2028 (included in Exhibit 4.8 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708))

4.10

Indenture, dated October 13, 2021, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

4.11

Form of 6.000% Senior Notes due 2030 (included in Exhibit 4.10 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

10.1

Settlement Agreement, dated as of May 12, 2020 by and among Windstream Holdings, Inc., Windstream Services, LLC and certain of their subsidiaries, and Uniti Group Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 001-36708))

10.2

Amended and Restated ILEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.3

Amended and Restated CLEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.4

Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.5

Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.6

Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708))

10.7

Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

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

Exhibit No.	Description
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

21.1#	List of Subsidiaries of Uniti Group Inc.
23.1#	Consent of KPMG LLP, independent registered public accounting firm
23.2#	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
23.3*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Windstream Holdings, Inc.
23.4*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Windstream Holdings II, LLC

Exhibit No.	Description
31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Financial Statements of Windstream Holdings, Inc., Windstream Holding II, LLC, its successor in interest, and consolidated subsidiaries
101.INS#	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

UNITI GROUP INC.

Date: March 22, 2022	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer