Form 10-Q
period 2022-03-31
Uniti Group Inc.
filed 2022-05-05
CIK 1620280

2

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-36708

Uniti Group Inc.

(Exact name of registrant as specified in its charter)

Maryland	46-5230630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2101 Riverfront Drive, Suite A Little Rock, Arkansas	72202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 850-0820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	UNIT	The NASDAQ Global Select Market

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

As of April 28, 2022, the registrant had 237,106,412 shares of common stock, $0.0001 par value per share, outstanding.

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

•

changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs, including the impact of the CARES Act, the Families First Coronavirus Response Act and the 2021 Appropriations Act;

•	covenants in our debt agreements that may limit our operational flexibility;
•	the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
•

other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and

•

additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Uniti Group Inc.

Condensed Consolidated Balance Sheets

(Thousands, except par value)	(Unaudited) March 31, 2022	December 31, 2021
Assets:
Property, plant and equipment, net	$3,546,501	$3,508,939
Cash and cash equivalents	51,129	58,903
Accounts receivable, net	41,269	38,455
Goodwill	601,878	601,878
Intangible assets, net	357,183	364,630
Straight-line revenue receivable	48,865	41,323
Operating lease right-of-use assets, net	81,810	80,271
Other assets	81,556	38,900
Investment in unconsolidated entities	64,333	64,223
Deferred income tax assets, net	15,385	11,721
Total Assets	$4,889,909	$4,809,243
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$122,157	$86,868
Settlement payable (Note 13)	242,261	239,384
Intangible liabilities, net	175,112	177,786
Accrued interest payable	68,298	109,826
Deferred revenue	1,134,585	1,134,236
Derivative liability, net	7,269	10,413
Dividends payable	37,145	1,264
Operating lease liabilities	59,679	57,355
Finance lease obligations	15,144	15,348
Notes and other debt, net	5,120,281	5,090,537
Total liabilities	6,981,931	6,923,017

Commitments and contingencies (Note 13)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 235,298 shares at March 31, 2022 and 234,779 at December 31, 2021	23	23
Additional paid-in capital	1,220,039	1,214,830
Accumulated other comprehensive loss	(6,341)	(9,164)
Distributions in excess of accumulated earnings	(3,316,781)	(3,333,481)
Total Uniti shareholders' deficit	(2,103,060)	(2,127,792)
Noncontrolling interests:
Operating partnership units	10,788	13,893
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	125
Total shareholders' deficit	(2,092,022)	(2,113,774)
Total Liabilities and Shareholders' Deficit	$4,889,909	$4,809,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Income (Loss)

(unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2022	2021
Revenues:
Leasing	$204,641	$194,936
Fiber Infrastructure	73,393	77,650
Total revenues	278,034	272,586
Costs and Expenses:
Interest expense, net	96,172	140,581
Depreciation and amortization	71,457	70,964
General and administrative expense	23,870	25,823
Operating expense (exclusive of depreciation and amortization)	34,976	38,084
Transaction related and other costs	1,714	4,137
Other (income) expense, net	(398)	454
Total costs and expenses	227,791	280,043

Income (loss) before income taxes and equity in earnings from unconsolidated entities	50,243	(7,457)
Income tax benefit	(2,071)	(2,557)
Equity in earnings from unconsolidated entities	(544)	(398)
Net income (loss)	52,858	(4,502)
Net income (loss) attributable to noncontrolling interests	128	(64)
Net income (loss) attributable to shareholders	52,730	(4,438)
Participating securities' share in earnings	(331)	(248)
Dividends declared on convertible preferred stock	(5)	(3)
Net income (loss) attributable to common shareholders	$52,394	$(4,689)

Income (loss) per common share:
Basic	$0.22	$(0.02)
Diluted	$0.21	$(0.02)

Weighted-average number of common shares outstanding:
Basic	235,046	231,469
Diluted	267,304	231,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
(Thousands)	2022	2021
Net income (loss)	$52,858	$(4,502)
Other comprehensive income:
Interest rate swap termination	2,830	2,829
Other comprehensive income:	2,830	2,829
Comprehensive income (loss)	55,688	(1,673)
Comprehensive income (loss) attributable to noncontrolling interest	135	(22)
Comprehensive income (loss) attributable to shareholders	$55,553	$(1,651)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited)

	For the Three Months Ended March 31,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non-voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	-	$-	231,261,958	$23	$1,209,141	$(20,367)	$(3,330,455)	$69,157	$125	$(2,072,376)
Cumulative effect adjustment for adoption of new accounting standard	-	$-	-	$-	$(59,908)	$-	$14,598	$-	$-	$(45,310)
Net loss	-	-	-	-	-	-	(4,438)	(64)	-	(4,502)
Other comprehensive income	-	-	-	-	-	2,787	-	42	-	2,829
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(35,128)	-	-	(35,128)
Distributions to noncontrolling interest declared	-	-	-	-	-	-	-	(520)	-	(520)
Payments related to tax withholding for stock-based compensation	-	-	-	-	(2,306)	-	-	-	-	(2,306)
Stock-based compensation	-	-	396,481	-	3,335	-	-	-	-	3,335
Issuance of common stock - employee stock purchase plan	-	-	35,764	-	288	-	-	-	-	288
Balance at March 31 2021	-	$-	231,694,203	$23	$1,150,550	$(17,580)	$(3,355,423)	$68,615	$125	$(2,153,690)

Balance at December 31, 2021	-	$-	234,779,247	$23	$1,214,830	$(9,164)	$(3,333,481)	$13,893	$125	$(2,113,774)
Net income	-	-	-	-	-	-	52,730	128	-	52,858
Other comprehensive income	-	-	-	-	-	2,823	-	7	-	2,830
Common stock dividends declared ($0.15 per share)	-	-	-	-	-	-	(35,905)	-	-	(35,905)
Distributions to noncontrolling interest declared	-	-	-	-	-	-	-	(82)	-	(82)
Cumulative non-voting convertible preferred stock	-	-	-	-	-	-	(125)	-	125	-
Exchange of noncontrolling interest	-	-	157,733	-	3,158	-	-	(3,158)	-	-
Payments related to tax withholding for stock-based compensation	-	-	-	-	(1,525)	-	-	-	-	(1,525)
Stock-based compensation	-	-	331,686	-	3,312	-	-	-	-	3,312
Issuance of common stock - employee stock purchase plan	-	-	29,324	-	264	-	-	-	-	264
Balance at March 31, 2022	-	$-	235,297,990	$23	$1,220,039	$(6,341)	$(3,316,781)	$10,788	$250	$(2,092,022)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(Thousands)	2022	2021
Cash flow from operating activities
Net income (loss)	$52,858	$(4,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,457	70,964
Amortization of deferred financing costs and debt discount	4,514	4,959
Loss on debt extinguishment	-	37,965
Interest rate swap termination	2,830	2,829
Deferred income taxes	(3,664)	(3,428)
Equity in earnings of unconsolidated entities	(544)	(398)
Distributions of cumulative earnings from unconsolidated entities	980	960
Cash paid for interest rate swap settlement	(3,144)	(2,989)
Straight-line revenues and amortization of below-market lease intangibles	(11,022)	(6,906)
Stock-based compensation	3,312	3,335
Change in fair value of contingent consideration	-	21
Loss on asset disposals	663	134
Accretion of settlement obligation	2,876	4,553
Other	(318)	181
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,814)	11,466
Other assets	157	47,630
Accounts payable, accrued expenses and other liabilities	(54,920)	(40,110)
Net cash provided by operating activities	63,221	126,664
Cash flow from investing activities
Other capital expenditures	(94,728)	(84,377)
Proceeds from sale of other equipment	379	-
Net cash used in investing activities	(94,349)	(84,377)
Cash flow from financing activities
Repayment of debt	-	(1,051,181)
Proceeds from issuance of notes	-	1,110,000
Dividends paid	(105)	(34,961)
Payments of settlement payable	-	(24,505)
Payments of contingent consideration	-	(2,979)
Distributions paid to noncontrolling interest	-	(520)
Borrowings under revolving credit facility	85,000	105,000
Payments under revolving credit facility	(60,000)	(55,000)
Finance lease payments	(280)	(710)
Payments for financing costs	-	(22,931)
Payment of tender premium	-	(17,550)
Employee stock purchase program	264	288
Payments related to tax withholding for stock-based compensation	(1,525)	(2,306)
Net cash provided by financing activities	23,354	2,645

Net (decrease) increase in cash and cash equivalents	(7,774)	44,932
Cash and cash equivalents at beginning of period	58,903	77,534
Cash and cash equivalents at end of period	$51,129	$122,466

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$13,338	$17,795
Tenant capital improvements	38,669	62,888

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

The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Talk America Services (“Talk America”) business, the wind down of which was substantially completed as of the end of the second quarter of 2020. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency.  As of March 31, 2022, we are the sole general partner of the Operating Partnership and own approximately 99.8% of the partnership interests in the Operating Partnership.

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

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 25, 2022, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 22, 2022 (the “Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.

Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries,

“Windstream”) pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety.  Revenue under the Windstream Leases provided 66.9% and 66.3% of our revenue for the three months ended March 31, 2022 and 2021, respectively.  Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream’s historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. Additionally, the Windstream audited financial statements as of December 31, 2021, and for the year ended December 31, 2021, as of December 31, 2020 and for the period from September 22, 2020 to December 31, 2020 and for the period from January 1, 2020 to September 21, 2020 and for the year ended December 31, 2019 are included as an exhibit to our Annual Report.  On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Sections 12(g) and 15(d) under the Exchange Act.  Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

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

Reclassifications—Certain prior year asset and liability categories and related amounts have been reclassified to conform with current year presentation.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange (“ASU 2021-04”). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2021-04 effective January 1, 2022, and there was no impact on our consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”), which requires lessors to classify leases as operating leases if they (1) have variable lease payments that do not depend on a reference index or rate, and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. ASU 2021-05 is effective for all entities which have previously adopted Topic 842 for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted ASU 2021-05 effective January 1, 2022, and there was no impact on our consolidated financial statements.

Note 3. Revenues

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended
	March 31,
(Thousands)	2022	2021
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$19,438	$25,044
Enterprise and wholesale	20,935	21,000
E-Rate and government	14,276	19,364
Other	661	816
Fiber Infrastructure	$55,310	$66,224
Leasing	1,159	1,167
Total revenue from contracts with customers	56,469	67,391
Revenue accounted for under leasing guidance
Leasing	203,482	193,769
Fiber Infrastructure	18,083	11,426
Total revenue accounted for under leasing guidance	221,565	205,195
Total revenue	$278,034	$272,586

At March 31, 2022, and December 31, 2021, lease receivables were $19.0 million and $19.4 million, respectively, and receivables from contracts with customers were $19.3 million and $14.7 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)

Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheet.  When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount.  Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three months ended March 31, 2022, we recognized revenues of $1.8 million which was included in the December 31, 2021 contract liabilities balance.

The following table provides information about contract assets and contract liabilities accounted for under ASC 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2021	$4,066	$9,099
Balance at March 31, 2022	$159	$9,869

Transaction Price Allocated to Remaining Performance Obligations

Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments.  The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation.  As of March 31, 2022, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $441.9 million, of which $336.1 million is related to contracts that are currently being invoiced and have an average remaining contract term of 1.7 years, while $105.8 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 5.6 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.

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

The components of lease income for the three months ended March 31, 2022 and 2021, respectively, are as follows:

	Three Months Ended March 31,
(Thousands)	2022	2021
Lease income - operating leases	$221,565	$205,195

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms are as of March 31, 2022 are as follows:

(Thousands)	March 31, 2022 (1)
2022	$566,495
2023	772,167
2024	774,111
2025	775,326
2026	776,735
Thereafter	3,033,462
Total lease receivables	$6,698,296
(1) Total future minimum lease payments to be received include $5.7 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	March 31, 2022	December 31, 2021
Land	$26,580	$26,593
Building and improvements	343,934	343,624
Poles	285,474	281,130
Fiber	3,317,265	3,278,276
Equipment	428	428
Copper	3,933,940	3,918,281
Conduit	89,859	89,859
Tower assets	1,397	1,397
Finance lease assets	28,126	28,126
Other assets	10,577	10,649
	8,037,580	7,978,363
Less: accumulated depreciation	(5,433,927)	(5,391,479)
Underlying assets under operating leases, net	$2,603,653	$2,586,884

Depreciation expense for the underlying assets under operating leases where we are the lessor for the three months ended March 31, 2022 and 2021, respectively, is summarized as follows:

	Three Months Ended March 31,
(Thousands)	2022	2021
Depreciation expense for underlying assets under operating leases	$43,187	$45,913

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

As of March 31, 2022, we have short term lease commitments amounting to approximately $2.5 million.

Future lease payments under non-cancellable leases as of March 31, 2022 are as follows:

(Thousands)	Operating Leases	Finance Leases
2022	$11,387	$1,724
2023	13,515	2,281
2024	11,204	2,082
2025	8,590	2,021
2026	5,964	2,021
Thereafter	37,309	14,749
Total undiscounted lease payments	$87,969	$24,878
Less: imputed interest	(28,290)	(9,734)
Total lease liabilities	$59,679	$15,144

Note 5. Investments in Unconsolidated Entities

As of March 31, 2022, the Company had an aggregate investment of $64.3 million in its equity method unconsolidated entities, which included a 42% interest in BB Fiber Holdings LLC (“Fiber Holdings”) and a 7% interest in Harmoni Towers LP (“Harmoni”).

Fiber Holdings

Fiber Holdings was primarily established to develop fiber networks as real estate property for long-term investment.  On July 1, 2020, the Company completed the sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”).  Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner.  Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco.  The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings was approximately $39.6 million as of March 31, 2022. The Company has not provided financial support to Fiber Holdings.

Harmoni

Harmoni was primarily established to develop wireless communication towers as real estate property for long-term investment.  We concluded that Harmoni is a VIE; however, the Company determined that it was not the primary beneficiary of Harmoni because the Company lacks the power to direct the activities that most significantly impact its economic performance. The Company’s current investment and maximum exposure to loss as a result of its involvement with Harmoni was approximately $24.7 million as of March 31, 2022. The Company has not provided financial support to Harmoni.

We provided transition services to Harmoni through January 31, 2022 in exchange for fees and reimbursements. Total transition service fees earned in connection with Harmoni were less than $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, which is included in operating expense on a net basis in our Condensed Consolidated Statements of Income (Loss).

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

The following table summarizes the fair value of our financial instruments at March 31, 2022 and December 31, 2021:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2022
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,318,873	$-	$2,318,873	$-
Senior secured notes - 4.75%, due April 15, 2028	522,419	-	522,419	-
Senior unsecured notes - 6.50% , due February 15, 2029	995,226	-	995,226	-
Senior unsecured notes - 6.00%, due January 15, 2030	605,822	-	605,822	-
Exchangeable senior notes - 4.00%, due June 15, 2024	460,354	-	460,354	-
Senior secured revolving credit facility, variable rate, due December 10, 2024	224,978	-	224,978	-
Settlement payable	245,750	-	245,750	-
Derivative liability, net	7,269	-	7,269	-
Total	$5,380,691	$-	$5,380,691	$-

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2021
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,351,576	$-	$2,351,576	$-
Senior secured notes - 4.75%, due April 15, 2028	560,857	-	560,857	-
Senior unsecured notes - 6.50% , due February 15, 2029	1,087,844	-	1,087,844	-
Senior unsecured notes - 6.00%, due January 15, 2030	659,992	-	659,992	-
Exchangeable senior notes - 4.00%, due June 15, 2024	453,104	-	453,104	-
Senior secured revolving credit facility, variable rate, due December 10, 2024	199,980	-	199,980	-
Settlement payable	254,725	-	254,725	-
Derivative liability, net	10,413	-	10,413	-
Total	$5,578,491	$-	$5,578,491	$-

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $5.20 billion at March 31, 2022, with a fair value of $5.13 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 8. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.

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

Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning the first month after Windstream’s emergence (the “Settlement Payable”). See Note 13.  The Settlement Payable was recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy.  The remaining Settlement Payable is $242.3 million and is reported on our Condensed Consolidated Balance Sheet at March 31, 2022. There have been no changes in the valuation methodologies used since the initial recording.

Note 7. Property, Plant and Equipment

The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	March 31, 2022	December 31, 2021
Land	Indefinite	$28,683	$28,449
Building and improvements	3 - 40 years	360,572	359,980
Poles	30 years	285,474	281,130
Fiber	30 years	4,164,962	4,107,519
Equipment	5 - 7 years	348,114	331,761
Copper	20 years	3,933,940	3,918,281
Conduit	30 years	89,859	89,859
Tower assets	20 years	8,544	8,544
Finance lease assets	(1)	72,284	72,284
Other assets	15 - 20 years	10,578	10,652
Corporate assets	3 - 7 years	14,581	14,326
Construction in progress	(1)	32,873	27,366
		9,350,464	9,250,151
Less accumulated depreciation		(5,803,963)	(5,741,212)
Net property, plant and equipment		$3,546,501	$3,508,939
(1) See our Annual Report for property, plant and equipment accounting policies.

Depreciation expense for the three months ended March 31, 2022 and 2021 was $64.0 million and $66.2 million, respectively.

Note 8. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured term loan B facility. These interest rate swaps were designated as cash flow hedges and have a notional value of $2.0 billion and mature on October 24, 2022.  As result of the repayment of the Company’s senior secured term loan B facility in February 2020, the Company entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps.  As a result, the Company discontinued hedge accounting as the hedge accounting requirements were no longer met.  Amounts in accumulated other comprehensive (loss) income as of the date of de-designation, will be reclassified to interest expense as the hedged transactions impact earnings.  Prospectively, changes in fair value of all interest rate swaps will be recorded directly to earnings.

The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Condensed Consolidated Balance Sheets.  The following tables present the gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of March 31, 2022 and December 31, 2021:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At March 31, 2022
Assets
Interest rate swaps	$900	$(900)	$-
Total	$900	$(900)	$-

Liabilities
Interest rate swaps	$8,169	$(900)	$7,269
Total	$8,169	$(900)	$7,269

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At December 31, 2021
Assets
Interest rate swaps	$10,788	$(10,788)	$-
Total	$10,788	$(10,788)	$-

Liabilities
Interest rate swaps	$21,201	$(10,788)	$10,413
Total	$21,201	$(10,788)	$10,413

The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	March 31, 2022	December 31, 2021
Interest rate swaps	Derivative liability, net	$7,269	$10,413

As of March 31, 2022, all of the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within the derivative liability, net in our Condensed Consolidated Balance Sheets. As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2022 and 2021 was $2.8 million and $2.8 million, respectively.

During the next twelve months, beginning April 1, 2022, we estimate that $6.4 million will be reclassified as an increase to interest expense.

Exchangeable Notes Hedge Transactions

On June 25, 2019, concurrently with the pricing of the Exchangeable Notes, and on June 27, 2019, concurrently with the exercise by the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”) of their option to purchase additional Exchangeable Notes, Uniti Fiber Holdings Inc., the issuer of the Exchangeable Notes, entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers or their respective affiliates (collectively, the “Counterparties”). The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.

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

Note 9. Goodwill and Intangible Assets and Liabilities

There were no changes in the carrying amount of goodwill occurring during the three months ended March 31, 2022. The balance of goodwill recorded in our Fiber Infrastructure segment as of March 31, 2022 and December 31, 2021 is as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2021	$601,878	$601,878
Goodwill at March 31, 2022	$601,878	$601,878

(Thousands)	March 31, 2022		December 31, 2021
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(111,579)	$416,104	$(105,861)
Contracts	52,536	(9,850)	52,536	(8,209)
Underlying Rights	10,497	(525)	10,497	(437)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(121,954)		(114,507)
Total intangible assets, net	$357,183		$364,630

Finite life intangible liabilities:
Below-market leases	$191,154	(16,042)	$191,154	(13,368)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(16,042)		(13,368)
Total intangible liabilities, net	$175,112		$177,786

As of March 31, 2022, the remaining weighted average amortization period of the Company’s intangible assets was 14.7 years.

Amortization expense for the three months ended March 31, 2022 and 2021 was $7.4 million and $4.8 million, respectively. Amortization expense is estimated to be $29.7 million for the full year of 2022, $29.8 million in 2023, $29.7 million in 2024, $29.7 million in 2025, and $29.7 million for 2026.

We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three months ended March 31, 2022 was $2.7 million. During the three months ended March 31, 2021, $2.7 million was recorded as a benefit to amortization expense, and subsequently reclassified to revenue during the fourth quarter of 2021. As of March 31, 2022, the remaining weighted average amortization period of the Company’s intangible liabilities was 17.7 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2022, $10.7 million in 2023, $10.7 million in 2024, $10.7 million in 2025, and $10.7 million in 2026.

Note 10. Notes and Other Debt

All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below.  The Company is, however, a guarantor of such debt.

Notes and other debt are as follows:

(Thousands)	March 31, 2022	December 31, 2021
Principal amount	$5,200,000	$5,175,000
Less unamortized discount, premium and debt issuance costs	(79,719)	(84,463)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,120,281	$5,090,537

Notes and other debt at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022		December 31, 2021
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	$2,250,000	$(29,191)	$2,250,000	$(31,411)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(8,584)	570,000	(8,886)
Senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	345,000	(5,590)	345,000	(6,187)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(20,000)	1,110,000	(20,797)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(11,407)	700,000	(11,689)
Senior secured revolving credit facility, variable rate, due December 10, 2024	225,000	(4,947)	200,000	(5,493)
Total	$5,200,000	$(79,719)	$5,175,000	$(84,463)

At March 31, 2022, notes and other debt included the following: (i) $225.0 million under the Revolving Credit Facility (as defined below) pursuant to the credit agreement by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $2.25 billion aggregate principal amount of 7.875% Senior Secured Notes due 2025 (the “2025 Secured Notes”); (iii) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due 2028 (the “2028 Secured Notes”); (iv) $1.11 billion aggregate principal amount of 6.50% Senior Notes due February 15, 2029 (the “2029 Notes”); and (v) $345.0 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”); and (vi) $700.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes” and collectively with the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Notes and the Exchangeable Notes, the “Notes”). Until our net leverage ratio is below 5.75 : 1.00, our 2025 Secured Notes limit our ability to make cash distributions to our shareholders in amounts exceeding 90% of our good faith estimate, as of the date on which the first quarterly dividend for the relevant year is declared, of our REIT taxable income for such year, determined without regard to the dividends paid deduction and excluding any capital gains. The terms of the Notes are as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Credit Agreement

The Borrowers are party to the Credit Agreement, which provides for a $500 million revolving credit facility that will mature on December 10, 2024 (the “Revolving Credit Facility”) and provides us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00.  In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2022, the Borrowers were in compliance with all of the covenants under the Credit Agreement.

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

Deferred Financing Cost

Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income (Loss). For the three months ended March 31, 2022 and 2021, we recognized $4.3 million and $4.1 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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

The dilutive effect of the Exchangeable Notes is calculated by using the “if-converted” method.  This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares.  The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method.  During the three months ended March 31, 2022 and 2021, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
(Thousands, except per share data)	2022	2021
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$52,730	$(4,438)
Less: Income allocated to participating securities	(331)	(248)
Dividends declared on convertible preferred stock	(5)	(3)
Net income (loss) attributable to common shares	$52,394	$(4,689)
Denominator:
Basic weighted-average common shares outstanding	235,046	231,469
Basic earnings (loss) per common share	$0.22	$(0.02)

	Three Months Ended March 31,
(Thousands, except per share data)	2022	2021
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$52,730	$(4,438)
Less: Income allocated to participating securities	(331)	(248)
Dividends declared on convertible preferred stock	(5)	(3)
Impact on if-converted dilutive securities	2,994	-
Net income (loss) attributable to common shares	$55,388	$(4,689)
Denominator:
Basic weighted-average common shares outstanding	235,046	231,469
Effect of dilutive non-participating securities	1,226	-
Impact on if-converted dilutive securities	31,032	-
Weighted-average shares for dilutive earnings per common share	267,304	231,469
Dilutive earnings (loss) per common share	$0.21	$(0.02)

For the three months ended March 31, 2021, 30,052,433 potential common shares related to the Exchangeable Notes and 762,355 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.

Note 12. Segment Information

Our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as two reportable segments, in addition to our corporate operations, which include:

Leasing: Represents the operations of our leasing business, Uniti Leasing, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing dark fiber network assets that we either constructed or acquired. While the Leasing segment represents our REIT operations, certain aspects of the Leasing segment are also operated through taxable REIT subsidiaries.

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

Selected financial data related to our segments is presented below for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$204,641	$73,393	$-	$278,034

Adjusted EBITDA	$198,973	$31,459	$(5,643)	$224,789
Less:
Interest expense				96,172
Depreciation and amortization	42,102	29,319	36	71,457
Other, net				361
Transaction related and other costs				1,714
Stock-based compensation				3,312
Income tax benefit				(2,071)
Adjustments for equity in earnings from unconsolidated entities				986
Net income				$52,858

	Three Months Ended March 31, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$194,936	$77,650	$-	$272,586

Adjusted EBITDA	$191,497	$29,721	$(6,970)	$214,248
Less:
Interest expense				140,581
Depreciation and amortization	42,226	28,670	68	70,964
Other, net				1,318
Transaction related and other costs				4,137
Stock-based compensation				3,335
Income tax benefit				(2,557)
Adjustments for equity in earnings from unconsolidated entities				972
Net loss				$(4,502)

Note 13. Commitments and Contingencies

In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.

Windstream Commitments

Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate).  On October 14, 2021, the Company prepaid four installments for a total of $92.9 million. As of March 31, 2022, the Company has made payments totaling $215.4 million.

Further, we are obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029.  Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million per year in 2021, and are limited to $225 million per year in 2022 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.  If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period.  In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year.  During the three months ended March 31, 2022, Uniti reimbursed $48.2 million of Growth Capital Improvements, of which $29.0 million represented the reimbursement of capital improvements completed in 2021 that were previously classified as tenant funded capital improvements. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive.  This lease incentive, which is $0.9 million and reported within other assets on our Condensed Consolidated Balance Sheets as of March 31, 2022, will be amortized as a reduction to revenue over the initial term of the Windstream Leases.

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

Other Litigation

On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream.   On September 26, 2019, the action was transferred to United States District Court for the District of Delaware.  On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.”  The amended complaint seeks compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety.  That motion was fully briefed as of February 7, 2020, and a hearing on the motion was heard on May 12, 2020. On November 4, 2020, the court granted the Defendants’ motion and dismissed SLF’s amended complaint, in its entirety, with prejudice.  On December 1, 2020, SLF filed a notice of appeal to the United States Court of Appeals for the Third Circuit from the district court’s dismissal order.  The appeal was fully briefed on September 10, 2021. We have evaluated this matter under the guidance provided by ASC 450, Contingencies (“ASC 450”), and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheets.

Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws based on claims similar to those asserted in the SLF Action.  On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation (the “Class Action”). On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the Class Action.  The consolidated amended complaint seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019.  The Class Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose, among other things, the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.” The Class Action seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief.  On July 10, 2020, defendants moved to dismiss the consolidated amended complaint.  On April 1, 2021, the court issued an order denying defendants’ motion to dismiss. On April 15, 2021, defendants filed a motion for reconsideration of the order or, in the alternative, for certification of an appeal of the decision to the Eighth Circuit.  On October 25, 2021, plaintiffs filed a motion for class certification, which defendants opposed.  On December 22, 2021, the court issued an order denying defendants’ motion for reconsideration or, in the alternative, certification of an appeal.  On March 25, 2022, the parties reached an agreement to settle the Class Action, on behalf of a settlement class, for $38.9 million, to be funded entirely by the Company’s insurance carriers.  The settlement remains subject to negotiation of definitive settlement documents, notice to the settlement class and court approval.  In accordance with ASC 450, we recorded $38.9 million of settlement expense within general and administrative expense within our Condensed Consolidated Statements of Income (Loss) during the three months ended March 31, 2022 and accounts payable, accrued expenses and other liabilities, net within our Condensed Consolidated Balance Sheets as of March 31, 2022. Additionally, we recorded the probable insurance recovery of $38.9 million as a reduction to general and administrative expense during the three months ended March 31, 2022 within our Condensed Consolidated Statements of Income (Loss), and other assets within Condensed Consolidated Balance Sheets as of March 31, 2022.

On August 17, 2021, two purported shareholders filed a derivative action on behalf of Uniti in the Circuit Court for Baltimore City, Maryland, under the caption Mayer et al. v. Gunderman et al., 24-C-21-003488 (the “Mayer Derivative Complaint”).  The Mayer Derivative Action names Kenneth Gunderman and Mark Wallace as defendants and the Company as a nominal defendant and asserts claims for breach of fiduciary duty and unjust enrichment.  The complaint alleges that the individual defendants caused the Company to issue certain false and misleading statements relating to the Spin-Off and/or the Master Lease.  In particular, as in the Shareholder Actions, the complaint alleges, among other things, that defendants failed to disclose the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.”  The complaint seeks unspecified damages, unspecified equitable relief, and related costs and fees.  On December 23, 2021, the court entered a joint stipulation to stay the Mayer Derivative Action, including the time for the defendants to respond to the complaint, pending the outcome of the Class Action.  Because this matter is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. We have evaluated this matter under the guidance provided by ASC 450, and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheets.

On February 11, 2022, a purported shareholder filed a derivative action on behalf of Uniti in the federal District Court for the District of Maryland, under the caption Guzzo et al. v. Gunderman et al., 1:22-cv-00366-GLR (the “Guzzo Derivative Action”).  The complaint names Kenneth Gunderman, Mark Wallace, Francis Frantz, David Solomon, Jennifer Banner, and Scott Bruce as defendants and the Company as a nominal defendant and asserts claims for contribution against Gunderman and Wallace if the Company is found to be liable for violations of the federal securities laws in the Class Action and claims against all the individual defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment against.  The allegations in the Guzzo Derivative Action are similar to those in the Mayer Derivative Action and the Class Action.  The complaint seeks unspecified damages, equitable relief, and related costs and fees.  On March 16, 2022, the court entered a joint stipulation to stay the Guzzo Derivative Action, including the time for the defendants to respond to the complaint, pending the outcome of the Class Action.  We intend to defend this matter vigorously, and, because it is still in its relatively early stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.

We maintain insurance policies that would provide coverage to various degrees for potential liabilities arising from the legal proceedings described above.

Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2022.

Note 14. Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income by component is as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Thousands)	2022	2021
Cash flow hedge changes in fair value (loss) gain:
Balance at beginning of period attributable to shareholders	$(30,353)	$(30,353)
Balance at end of period attributable to shareholders	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to shareholders	21,189	9,986
Amounts reclassified from accumulated other comprehensive income	2,830	2,829
Balance at end of period	24,019	12,815
Less: Other comprehensive income attributable to noncontrolling interest	7	42
Balance at end of period attributable to shareholders	24,012	12,773
Accumulated other comprehensive loss at end of period	$(6,341)	$(17,580)

Note 15. Capital Stock

The limited partner equity interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. During the three months ended March 31, 2022, the Company exchanged 157,733 OP Units held by third parties for an equal number of common shares of the Company. The OP Units exchanged represented approximately 23% of the OP Units held by a third party with a carrying value of $3.2 million as of the exchange date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2022. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2022, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 22, 2022 (the “Annual Report”).

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

Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Windstream Leases. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, certain aspects of our leasing business, Uniti Leasing, certain aspects of our former towers business, and Talk America Services, LLC, which operated the Consumer CLEC Business (“Talk America”), as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2022, we are the sole general partner of the Operating Partnership and own approximately 99.8% of the partnership interests in the Operating Partnership. In addition, we have undertaken series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.

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

Segments

We manage our operations as the two reportable business segments, in addition to our corporate operations, which include:

Leasing Segment: Represents the operations of our leasing business, Uniti Leasing, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing fiber network assets that we either constructed or acquired. While the Leasing segment represents our REIT operations, certain aspects of the Leasing segment are also operated through TRSs.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth, for the periods indicated, our results of operations expressed as dollars and as a percentage of total revenues:

	Three Months Ended March 31,
	2022		2021
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$204,641	73.6%	$194,936	71.5%
Fiber Infrastructure	73,393	26.4%	77,650	28.5%
Total revenues	278,034	100.0%	272,586	100.0%
Costs and Expenses:
Interest expense	96,172	34.5%	140,581	51.5%
Depreciation and amortization	71,457	25.7%	70,964	26.0%
General and administrative expense	23,870	8.6%	25,823	9.5%
Operating expense (exclusive of depreciation and amortization)	34,976	12.6%	38,084	14.0%
Transaction related and other costs	1,714	0.6%	4,137	1.5%
Other (income) expense, net	(398)	(0.1%)	454	0.2%
Total costs and expenses	227,791	81.9%	280,043	102.7%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	50,243	18.1%	(7,457)	(2.7%)
Income tax benefit	(2,071)	(0.7%)	(2,557)	(0.9%)
Equity in earnings from unconsolidated entities	(544)	(0.2%)	(398)	(0.1%)
Net income (loss)	52,858	19.0%	(4,502)	(1.7%)
Net income (loss) attributable to noncontrolling interests	128	0.1%	(64)	(0.1%)
Net income (loss) attributable to shareholders	52,730	18.9%	(4,438)	(1.6%)
Participating securities' share in earnings	(331)	(0.1%)	(248)	(0.1%)
Dividends declared on convertible preferred stock	(5)	(0.0%)	(3)	(0.0%)
Net income (loss) attributable to common shareholders	$52,394	18.8%	$(4,689)	(1.7%)

The following tables set forth, for the three months ended March 31, 2022 and 2021, revenues, Adjusted EBITDA and net (loss) income of our reportable segments:

	Three Months Ended March 31, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$204,641	$73,393	$-	$278,034

Adjusted EBITDA	$198,973	$31,459	$(5,643)	$224,789
Less:
Interest expense				96,172
Depreciation and amortization	42,102	29,319	36	71,457
Other, net				361
Transaction related and other costs				1,714
Stock-based compensation				3,312
Income tax benefit				(2,071)
Adjustments for equity in earnings from unconsolidated entities				986
Net income				$52,858

	Three Months Ended March 31, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$194,936	$77,650	$-	$272,586

Adjusted EBITDA	$191,497	$29,721	$(6,970)	$214,248
Less:
Interest expense				140,581
Depreciation and amortization	42,226	28,670	68	70,964
Other, net				1,318
Transaction related and other costs				4,137
Stock-based compensation				3,335
Income tax benefit				(2,557)
Adjustments for equity in earnings from unconsolidated entities				972
Net loss				$(4,502)

Summary of Operating Metrics

	Operating Metrics
	As of March 31,
	2022	2021	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	4,910,000	4,550,000	7.9%
Copper strand miles	230,000	230,000	0.0%
Fiber Infrastructure:
Fiber strand miles	2,760,000	2,490,000	10.8%
Customer connections	26,631	26,315	1.2%

Revenues

	Three Months Ended March 31,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$204,641	73.6%	$194,936	71.5%
Fiber Infrastructure	73,393	26.4%	77,650	28.5%
Total revenues	$278,034	100.0%	$272,586	100.0%

Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases (and historically, the Master Lease). Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities.  The initial term of the Windstream Leases expires on April 30, 2030. Annual rent under the Windstream Leases for the full year 2022 is $668.9 million and is subject to annual escalation at a rate of 0.5%. For a description of the Windstream Leases, see Part I, Item 2 Management’s Discussion and Analysis in “Liquidity and Capital Resources—Windstream Master Lease and Windstream Leases.”

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

Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements” or “GCIs”). Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements is discussed below in this Part I, Item 2 Management’s Discussion and Analysis in “Liquidity and Capital Resources—Windstream Master Lease and Windstream Leases.”

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

	Three Months Ended March 31,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$166.7	81.5%	$165.8	85.1%
GCI revenue	1.9	0.9%	-	0.0%
Total cash revenue	168.6	82.4%	165.8	85.1%
Non-cash revenue
TCI revenue	10.4	5.1%	9.3	4.7%
GCI revenue	3.9	1.9%	1.7	0.9%
Other straight-line revenue	3.1	1.5%	3.9	2.0%
Total non-cash revenue	17.4	8.5%	14.9	7.6%
Total Windstream Leases revenue	186.0	90.9%	180.7	92.7%
Other triple-net leasing and dark fiber IRU	18.6	9.1%	14.2	7.3%
Total Leasing revenues	$204.6	100.0%	$194.9	100.0%

The increase in TCI revenue is attributable to continued investment by Windstream, which invested $38.7 million in TCIs during the three months ended March 31, 2022, offset by the Growth Capital Improvement reimbursement of capital improvements completed in 2021, as allowed under the Settlement, that were previously classified as TCIs of $29.0 million.  The total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $994.4 million as of March 31, 2022.

The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the three months ended March 31, 2022, Uniti reimbursed $48.2 million of Growth Capital Improvements. Subsequent to March 31, 2022, Windstream requested, and we reimbursed $10.4 million of qualifying Growth Capital Improvements.  As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $364.8 million of Growth Capital Improvements.

For the three months ended March 31, 2022, we recognized $18.6 million of leasing revenues from non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements. For the three months ended March 31, 2021, we recognized $14.2 million from non-Windstream triple-net leasing and dark fiber IRU arrangements.

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

Prior to its emergence from bankruptcy on September 21, 2020, Windstream was a publicly traded company and was subject to the periodic filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Windstream’s historic filings through their quarter ended June 30, 2020 can be found at www.sec.gov. Additionally, the Windstream audited financial statements as of December 31, 2021, and for the year ended December 31, 2021, as of December 31, 2020 and for the period from September 22, 2020 to December 31, 2020 and for the period from January 1, 2020 to September 21, 2020 and for the year ended December 31, 2019 are included as an exhibit to our Annual Report.  On September 22, 2020, Windstream filed a Form 15 to terminate all filing obligations under Section 12(g) and 15(d) under the Exchange Act.  Windstream filings are not incorporated by reference in this Quarterly Report on Form 10-Q.

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

Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$19,438	26.5%	$25,044	32.3%
Enterprise and wholesale	20,935	28.5%	21,000	27.0%
E-Rate and government	14,276	19.5%	19,364	24.9%
Dark fiber and small cells	18,083	24.6%	11,426	14.7%
Other services	661	0.9%	816	1.1%
Total Fiber Infrastructure revenues	$73,393	100.0%	$77,650	100.0%

For the three months ended March 31, 2022, Fiber Infrastructure revenues totaled $73.4 million as compared to $77.7 million for the three months ended March 31, 2021. As of March 31, 2022, we had approximately 26,631 customer connections, up from 26,315 customer connections as of March 31, 2021. The $4.3 million decrease in Fiber Infrastructure revenues is attributable to the following factors: (i) Lit backhaul service revenues decreased $5.6 million driven by a $4.3 million decrease attributable to the Uniti Fiber Northeast operations sold on May 28, 2021, a $1.0 million decrease due to lit-to-dark fiber conversions and $0.3 million decease due to contract renewals at a lower rate and longer term; and (ii) E-Rate and government decreased $5.1 million primarily related to a $4.0 million decrease in installation and equipment sales and a $0.7 million decrease due to the wind down of our construction activities. These reductions were partially offset by a $6.7 million increase in dark fiber and small cell revenues primarily attributable to one-time early termination revenues.

Interest Expense, net

	Three Months Ended March 31,
(Thousands)	2022	2021	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$51,066	$52,547	(1,481)
Senior unsecured notes	31,988	34,885	(2,897)
Senior secured revolving credit facility - variable rate	2,602	2,315	287
Tender premium payment	-	17,550	(17,550)
Interest rate swap termination	2,830	2,829	1
Other	356	921	(565)
Total cash interest	88,842	111,047	(22,205)
Non-cash:
Amortization of deferred financing costs and debt discount	4,514	4,959	(445)
Write off of deferred financing costs and debt discount	-	20,415	(20,415)
Accretion of settlement payable	2,876	4,563	(1,687)
Capitalized Interest	(60)	(403)	343
Total non-cash interest	7,330	29,534	(22,204)
Total interest expense, net	$96,172	$140,581	$(44,409)

Interest expense for the three months ended March 31, 2022 decreased $44.4 million compared to the three months ended March 31, 2021. The decrease is primarily due to the February 2, 2021 issuance of $1.11 billion aggregate principal amount of 6.50% Senior Unsecured Notes due 2029 (the “2029 Notes”) used to fund the redemption of the 8.25% Senior Unsecured Notes due 2023 (the “2023 Notes”) which resulted in a $17.6 million tender premium payment and the $20.4 million write off of deferred financing costs and debt discount during the three months ended March 31, 2021 and reduced cash interest of $2.5 million for the three months ended March 31, 2022.

Depreciation and Amortization Expense

	Three Months Ended March 31,
(Thousands)	2022	2021	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$40,372	$43,170	$(2,798)
Fiber Infrastructure	23,602	22,952	650
Corporate	36	68	(32)
Total depreciation expense	64,010	66,190	(2,180)
Amortization expense
Leasing	1,730	(944)	2,674
Fiber Infrastructure	5,717	5,718	(1)
Total amortization expense	7,447	4,774	2,673
Total depreciation and amortization expense	$71,457	$70,964	$493

Leasing – Leasing depreciation expense decreased $2.8 million for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021.  The decrease is primarily attributable to a $3.1 million decrease related to the natural decrease in remaining useful life of the Windstream Distribution System assets which utilize the group composite depreciation method, partially offset by a $0.4 million increase in depreciation related to depreciable asset additions since March 31, 2021.  During the three months ended March 31, 2021, $2.7 million was recorded as a benefit to amortization expense, and subsequently reclassified to revenue during the fourth quarter of 2021.

Fiber Infrastructure – Fiber Infrastructure depreciation expense increased $0.7 million for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021. The increase in depreciation expense is primarily attributable to depreciable asset additions since March 31, 2021, net of depreciation expenses due to fully depreciated assets and disposals.

General and Administrative Expense

General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended March 31,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$3,303	1.2%	$2,570	0.9%
Fiber Infrastructure	12,646	4.6%	13,836	5.1%
Corporate	7,921	2.8%	9,417	3.5%
Total general and administrative expenses	$23,870	8.6%	$25,823	9.5%

Leasing – Leasing general and administrative expense increased $0.7 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase is primarily attributable to a $0.4 million increase in personnel expenses and a $0.3 million loss on the retirement of assets.

Fiber Infrastructure – Fiber Infrastructure general and administrative expense decreased $1.2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease is primarily attributable to decreases in bad debt reserves of $0.3 million driven by increased collections, decreased personnel expense of $0.2 million and gains on the sale of equipment and idle fleet vehicle assets of $0.2 million.

Corporate – Corporate general and administrative expense decreased $1.5 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease is attributable to a $1.2 million decrease in insurance expenses and $1.0 million decrease in personnel expenses, partially offset by a $0.5 million increase in professional and legal expenses.

Operating Expense

Operating expense for the three months ended March 31, 2022 decreased by $3.1 million from the three months ended March 31, 2021, which was primarily attributable to a decrease in Fiber Infrastructure operating expenses partially offset by an increase in Leasing operating expenses discussed below.  Operating expense for our reportable segments for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expenses by segment:
Leasing	$4,867	1.8%	$3,229	1.2%
Fiber Infrastructure	30,109	10.8%	34,855	12.8%
Total operating expenses	$34,976	12.6%	$38,084	14.0%

Leasing – Leasing operating expense was $4.9 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively.  The increase is primarily driven by growth within our Leasing business growth resulting in a $1.0 million increase in network expenses.

Fiber Infrastructure – For the three months ended March 31, 2022, Fiber Infrastructure operating expenses totaled $30.1 million as compared to $34.9 million for the three months ended March 31, 2021.  Operating expense consists of network related costs, such as dark fiber and tower rents, and lit service and maintenance expense.  In addition, costs associated with our construction activities are presented within operating expenses. The $4.7 million decrease in operating expenses is primarily attributable to decreases of $3.9 million in equipment sales and installations expenses, $1.7 million in expenses related to the Uniti Fiber Northeast operations sold on May 28, 2021 and $1.1 million in construction related expenses, partially offset by a $1.5 million increase in dark fiber early termination fees.

Transaction Related and Other Costs

Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our new enterprise resource planning system.  For the three months ended March 31, 2022, we incurred $1.7 million of transaction related and other costs, compared to $4.1 million of such costs during the three months ended March 31, 2021. The decrease is primarily attributable to a $1.3 million decrease in costs incurred related to the Windstream bankruptcy for the comparable periods.

Income Tax Benefit

The income tax benefit recorded for the three months ended March 31, 2022 and 2021, respectively, is related to the tax impact of the following:

	Three Months Ended March 31,
(Thousands)	2022	2021
Income tax benefit
Pre-tax loss (Fiber Infrastructure)	$(3,812)	$(3,058)
Other undistributed REIT taxable income	1,160	-
REIT state and local taxes	538	370
Other	43	131
Total income tax benefit	$(2,071)	$(2,557)

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

The Company defines AFFO, as FFO excluding (i) Transaction Related and Other Costs; (ii) costs related to the litigation settlement with Windstream, accretion on our settlement obligation, and gains on prepayment of our settlement obligation as these items are not reflective of ongoing operating performance; (iii) goodwill impairment charges; (iv) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, amortization of non-cash rights-of-use assets, straight line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; and (v) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, executive severance costs, taxes associated with tax basis cancellation of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments and similar or infrequent items less maintenance capital expenditures. AFFO includes adjustments to reflect the Company’s share of AFFO from unconsolidated entities. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.

Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA and of our net income (loss) attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
(Thousands)	2022	2021
Net income (loss)	$52,858	$(4,502)
Depreciation and amortization	71,457	70,964
Interest expense, net	96,172	140,581
Income tax benefit	(2,071)	(2,557)
EBITDA	$218,416	$204,486
Stock based compensation	3,312	3,335
Transaction related and other costs	1,714	4,137
Other, net	361	1,318
Adjustments for equity in earnings from unconsolidated entities	986	972
Adjusted EBITDA	$224,789	$214,248

	Three Months Ended March 31,
(Thousands)	2022	2021
Net income (loss) attributable to common shareholders	$52,394	$(4,689)
Real estate depreciation and amortization	51,893	53,377
Participating securities share in earnings	331	248
Participating securities share in FFO	(658)	(344)
Real estate depreciation and amortization from unconsolidated entities	690	616
Adjustments for noncontrolling interests	(129)	(796)
FFO attributable to common shareholders	$104,521	$48,412
Transaction related and other costs	1,714	4,137
Change in fair value of contingent consideration	-	21
Amortization of deferred financing costs and debt discount	4,514	4,959
Write off of deferred financing costs and debt discount	-	20,415
Costs related to the early repayment of debt	-	17,550
Stock based compensation	3,312	3,335
Non-real estate depreciation and amortization	19,564	17,587
Straight-line revenues and amortization of below-market lease intangibles	(11,022)	(6,906)
Maintenance capital expenditures	(2,366)	(1,976)
Other, net	(8,170)	(3,970)
Adjustments for equity in earnings from unconsolidated entities	296	356
Adjustments for noncontrolling interests	(21)	(818)
AFFO attributable to common shareholders	$112,342	$103,102

Liquidity and Capital Resources

Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions.  Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $215.4 million of the $490.1 million due to Windstream under the settlement agreement, including $92.9 million that we pre-paid on October 14, 2021, $78.0 million of which was funded from a portion of the proceeds of the 2030 Notes.  Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020 and $225 million in 2021, and are limited to $225 million per year in 2022 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.

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

As of March 31, 2022, we had cash and cash equivalents of $51.1 million and approximately $335.5 million of borrowing availability under our Revolving Credit Facility. Subsequent to March 31, 2022, other than $10.4 million of Growth Capital Improvements (see “Result of Operations—Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments.  Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1.  In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends.  See “—Dividends.”

	Three Months Ended March 31,
(Thousands)	2022	2021
Cash flow from operating activities:
Net cash provided by operating activities	$63,221	$126,664

Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities include compensation and related costs, interest payments, and other changes in working capital. Cash provided by operating activities was $63.2 million and $126.7 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash provided by operating activities during the three months ended March 31, 2022 is primarily attributable to changes in working capital, including the timing of interest payments associated with debt refinancing activities occurring in 2021.

	Three Months Ended March 31,
(Thousands)	2022	2021
Cash flow from investing activities:
Other capital expenditures	$(94,728)	$(84,377)
Proceeds from sale of other equipment	379	-
Net cash used in investing activities	$(94,349)	$(84,377)

Cash used in investing activities was $94.3 million and $84.4 million for the three months ended March 31, 2022 and 2021, respectively, and is driven by capital expenditures, primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets.

	Three Months Ended March 31,
(Thousands)	2022	2021
Cash flow from financing activities:
Repayment of debt	$-	$(1,051,181)
Proceeds from issuance of notes	-	1,110,000
Dividends paid	(105)	(34,961)
Payments of settlement payable	-	(24,505)
Payments of contingent consideration	-	(2,979)
Distributions paid to noncontrolling interest	-	(520)
Borrowings under revolving credit facility	85,000	105,000
Payments under revolving credit facility	(60,000)	(55,000)
Finance lease payments	(280)	(710)
Payments for financing costs	-	(22,931)
Payment for tender premium		(17,550)
Employee stock purchase program	264	288
Payments related to tax withholding for stock-based compensation	(1,525)	(2,306)
Net cash provided by financing activities	$23,354	$2,645

Cash provided by financing activities was $23.4 million for the three months ended March 31, 2022, which was primarily driven by net borrowings of $25.0 million under the Revolving Credit Facility.  Cash provided by financing activities was $2.6 million for the three months ended March 31, 2021, which was primarily driven by proceeds from the issuance of the 2029 Notes ($1.11 billion) and net borrowings under the Revolving Credit Facility ($50.0 million), partially offset by the repayment of the 2023 Notes ($1.05 billion), dividend payments ($35.0 million), payments for financing costs ($22.9 million), payment of settlement obligation ($24.5 million), 2023 Notes tender premium payment ($17.6 million) and contingent consideration payments ($3.0 million).

Windstream Master Lease and Windstream Leases

On September 18, 2020, in connection with Windstream’s emergence from bankruptcy and the implementation of the Settlement, Uniti and Windstream bifurcated the Master Lease and entered into the Windstream Leases that each expires on April 30, 2030. The aggregate initial annual rent under the Windstream Leases is equal to the annual rent under the Master Lease previously in effect. The Windstream Leases contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is the tenant under both of the Windstream Leases and unless and until the landlords under the ILEC MLA are different from the landlords under the CLEC MLA. The Windstream Leases permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the Windstream Leases, together or separately, so long as Uniti does not transfer interests in either Windstream Lease to a Windstream competitor.

Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020 and $225 million in 2021, and are limited to $225 million per year in 2022 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the costs incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year.

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

At-the-Market Common Stock Offering Program

We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time.  Under the registration statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250 million.  During the three months ended March 31, 2022, we did not make any sales under the ATM Program.  This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.

Outlook

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios.   We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities.  As of March 31, 2022, we had $335.5 million in borrowing availability under our Revolving Credit Facility, however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders.  We may also issue equity securities to repay debt and reduce our leverage ratio to be below 5.75 to 1.0 to obtain additional flexibility under our debt covenants, as described under “—Dividends.”  We are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt.

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

Capital Expenditures

	Three Months Ended March 31, 2022
(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$4,544	$-	$-	$-	$4,544
Growth capital improvements	48,166	-	-	-	48,166
Fiber Infrastructure	39,207	2,366	154	255	41,982
Corporate	-	-	-	36	36
Total capital expenditures	$91,917	$2,366	$154	$291	$94,728

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

Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements is discussed above in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Liquidity and Capital Resources—Windstream Master Lease and Windstream Leases.” Growth Capital Improvements are treated as success-based capital improvements based on the rents paid with respect to such amounts.

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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2021 - December 31, 2021	January 3, 2022	$0.15	December 17, 2021
January 1, 2022 - March 31, 2022	April 15, 2022	$0.15	April 1, 2022

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

For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of March 31, 2022, there has been no material change to these estimates.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A description of legal proceedings can be found in Note 13 - Commitments and Contingencies to our Condensed Consolidated Financial Statements, included in this report at Part I, Item 1-Financial Statements, and is incorporated by reference into this Item 1.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	4,023	$13.04	—	—
February 1, 2022 to February 28, 2022	55,056	11.20	—	—
March 1, 2022 to March 31, 2022	63,572	13.61	—	—
Total	122,651	$12.51	—	—

(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Severance Agreement, dated as of February 24, 2022, by and between Uniti Group Inc. and Michael Friloux

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	May 5, 2022	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 5, 2022	/s/ Travis T. Black
Travis T. Black Vice President – Chief Accounting Officer (Principal Accounting Officer)