Form 10-Q
period 2022-06-30
Uniti Group Inc.
filed 2022-08-04
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-36708
_______________________________________________________________
Uniti Group Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Maryland	46-5230630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Riverfront Drive, Suite A Little Rock, Arkansas	72202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (501) 850-0820
_______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of July 28, 2022, the registrant had 237,251,277 shares of common stock, $0.0001 par value per share, outstanding.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:
•the future prospects of our largest customer, Windstream, following its emergence from bankruptcy;
•adverse impacts of the COVID-19 pandemic, inflation and rising interest rates on our employees, our business, the business of our customers and other business partners and the global financial markets;
•the ability and willingness of our customers to meet and/or perform their obligations under any contractual arrangements entered into with us, including master lease arrangements;
•the ability of our customers to comply with laws, rules and regulations in the operation of the assets we lease to them;
•the ability and willingness of our customers to renew their leases with us upon their expiration, our ability to reach agreement on the price of such renewal or ability to obtain a satisfactory renewal rent from an independent appraisal, and the ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we replace an existing tenant;
•our ability to renew, extend or retain our contracts or to obtain new contracts with significant customers (including customers of the businesses that we acquire);
•the availability of and our ability to identify suitable acquisition opportunities and our ability to acquire and lease the respective properties on favorable terms or operate and integrate the acquired businesses;
•our ability to generate sufficient cash flows to service our outstanding indebtedness and fund our capital funding commitments;
•our ability to access debt and equity capital markets;
•the impact on our business or the business of our customers as a result of credit rating downgrades and fluctuating interest rates;
•adverse impacts of litigation or disputes involving us or our customers;
•our ability to retain our key management personnel;
•our ability to maintain our status as a REIT;

•changes in the U.S. tax law and other federal, state or local laws, whether or not specific to REITs, including the impact of the CARES Act, the Families First Coronavirus Response Act and the 2021 Appropriations Act;
•covenants in our debt agreements that may limit our operational flexibility;
•the possibility that we may experience equipment failures, natural disasters, cyber attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
•other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and
•additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).
Forward-looking statements speak only as of the date of this Quarterly Report. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Uniti Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(Thousands, except par value)	June 30, 2022	December 31, 2021
Assets:
Property, plant and equipment, net	$3,615,532	$3,508,939
Cash and cash equivalents	61,405	58,903
Accounts receivable, net	45,679	38,455
Goodwill	601,878	601,878
Intangible assets, net	349,737	364,630
Straight-line revenue receivable	55,621	41,323
Operating lease right-of-use assets, net	82,162	80,271
Other assets	84,976	38,900
Investment in unconsolidated entities	39,309	64,223
Deferred income tax assets, net	18,907	11,721
Total Assets	$4,955,206	$4,809,243
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$131,073	$86,868
Settlement payable (Note 13)	245,171	239,384
Intangible liabilities, net	172,439	177,786
Accrued interest payable	131,080	109,826
Deferred revenue	1,170,004	1,134,236
Derivative liability, net	4,067	10,413
Dividends payable	745	1,264
Operating lease liabilities	60,829	57,355
Finance lease obligations	15,214	15,348
Notes and other debt, net	5,099,782	5,090,537
Total liabilities	7,030,404	6,923,017

Commitments and contingencies (Note 13)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 235,700 shares at June 30, 2022 and 234,779 at December 31, 2021	24	23
Additional paid-in capital	1,224,427	1,214,830
Accumulated other comprehensive loss	(3,516)	(9,164)
Distributions in excess of accumulated earnings	(3,298,455)	(3,333,481)
Total Uniti shareholders' deficit	(2,077,520)	(2,127,792)
Noncontrolling interests:
Operating partnership units	2,072	13,893
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	125
Total shareholders' deficit	(2,075,198)	(2,113,774)
Total Liabilities and Shareholders' Deficit	$4,955,206	$4,809,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2022	2021	2022	2021
Revenues:
Leasing	$205,614	$196,057	$410,255	$390,993
Fiber Infrastructure	78,361	72,123	151,754	149,773
Total revenues	283,975	268,180	562,009	540,766
Costs and Expenses:
Interest expense, net	96,377	106,388	192,549	246,969
Depreciation and amortization	72,303	69,671	143,760	140,635
General and administrative expense	25,085	24,900	48,955	50,723
Operating expense (exclusive of depreciation and amortization)	36,917	33,185	71,893	71,269
Transaction related and other costs	3,235	424	4,949	4,561
Gain on sale of real estate	(250)	(442)	(250)	(442)
Gain on sale of operations	—	(28,143)	—	(28,143)
Other (income) expense, net	(7,930)	8,021	(8,328)	8,475
Total costs and expenses	225,737	214,004	453,528	494,047

Income before income taxes and equity in earnings from unconsolidated entities	58,238	54,176	108,481	46,719
Income tax expense	4,944	5,084	2,873	2,527
Equity in earnings from unconsolidated entities	(480)	(547)	(1,024)	(945)
Net income	53,774	49,639	106,632	45,137
Net income attributable to noncontrolling interests	77	732	205	668
Net income attributable to shareholders	53,697	48,907	106,427	44,469
Participating securities' share in earnings	(340)	(333)	(671)	(581)
Dividends declared on convertible preferred stock	(5)	(2)	(10)	(5)
Net income attributable to common shareholders	$53,352	$48,572	$105,746	$43,883

Income per common share:
Basic	$0.23	$0.21	$0.45	$0.19
Diluted	$0.21	$0.20	$0.42	$0.19

Weighted-average number of common shares outstanding:
Basic	235,656	231,801	235,352	231,636
Diluted	267,361	262,268	267,045	231,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Net income	$53,774	$49,639	$106,632	$45,137
Other comprehensive income:
Interest rate swap termination	2,829	2,829	5,659	5,658
Other comprehensive income:	2,829	2,829	5,659	5,658
Comprehensive income	56,603	52,468	112,291	50,795
Comprehensive income attributable to noncontrolling interest	81	773	216	751
Comprehensive income attributable to shareholders	$56,522	$51,695	$112,075	$50,044
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited)

	For the Three Months Ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	—	$—	231,694,203	$23	$1,150,550	$(17,580)	$(3,355,423)	$68,615	$125	$(2,153,690)
Net income	—	—	—	—	—	—	48,907	732	—	49,639
Other comprehensive income	—	—	—	—	—	2,788	—	41	—	2,829
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(34,855)	—	—	(34,855)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(520)	—	(520)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(336)	—	—	—	—	(336)
Stock-based compensation	—	—	110,718	—	3,462	—	—	—	—	3,462
Issuance of common stock - employee stock purchase plan	—	—	—	—	31	—	—	—	—	31
Balance at June 30 2021	—	—	231,804,921	23	1,153,707	(14,792)	(3,341,371)	68,868	125	(2,133,440)

Balance at March 31, 2022	—	$—	235,297,990	$23	$1,220,039	$(6,341)	$(3,316,781)	$10,788	$250	$(2,092,022)
Net income	—	—	—	—	—	—	53,697	77	—	53,774
Other comprehensive income	—	—	—	—	—	2,825	—	4	—	2,829
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,371)	—	—	(35,371)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(78)	—	(78)
Exchange of noncontrolling interest	—	—	86,949	—	4,099	—	—	(8,719)	—	(4,620)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(2,911)	—	—	—	—	(2,911)
Stock-based compensation	—	—	314,574	1	3,200	—	—	—	—	3,201
Balance at June 30, 2022	—	—	235,699,513	24	1,224,427	(3,516)	(3,298,455)	2,072	250	(2,075,198)

	For the Six Months Ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	231,261,958	$23	$1,209,141	$(20,367)	$(3,330,455)	$69,157	$125	$(2,072,376)
Cumulative effect adjustment for adoption of new accounting standard	—	—	—	—	(59,908)	—	14,598	—	—	(45,310)
Net income	—	—	—	—	—	—	44,469	668	—	45,137
Other comprehensive income	—	—	—	—	—	5,575	—	83	—	5,658
Common stock dividends declared ($0.30 per share)	—	—	—	—	—	—	(69,983)	—	—	(69,983)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(1,040)	—	(1,040)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(2,642)	—	—	—	—	(2,642)
Stock-based compensation	—	—	507,199	—	6,797	—	—	—	—	6,797
Issuance of common stock - employee stock purchase plan	—	—	35,764	—	319	—	—	—	—	319
Balance at June 30 2021	—	—	231,804,921	23	1,153,707	(14,792)	(3,341,371)	68,868	125	(2,133,440)

Balance at December 31, 2021	—	$—	234,779,247	$23	$1,214,830	$(9,164)	$(3,333,481)	$13,893	$125	$(2,113,774)
Net income	—	—	—	—	—	—	106,427	205	—	106,632
Other comprehensive income	—	—	—	—	—	5,648	—	11	—	5,659
Common stock dividends declared ($0.30 per share)	—	—	—	—	—	—	(71,276)	—	—	(71,276)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(160)	—	(160)
Cumulative non-voting convertible preferred stock	—	—	—	—	—	—	(125)	—	125	—
Exchange of noncontrolling interest	—	—	244,682	—	7,257	—	—	(11,877)	—	(4,620)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4,436)	—	—	—	—	(4,436)
Stock-based compensation	—	—	646,260	1	6,512	—	—	—	—	6,513
Issuance of common stock - employee stock purchase plan	—	—	29,324	—	264	—	—	—	—	264
Balance at June 30, 2022	—	—	235,699,513	24	1,224,427	(3,516)	(3,298,455)	2,072	250	(2,075,198)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(Thousands)	2022	2021
Cash flow from operating activities
Net income	$106,632	$45,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,760	140,635
Amortization of deferred financing costs and debt discount	9,015	9,371
Loss on debt extinguishment	—	43,369
Interest rate swap termination	5,659	5,658
Deferred income taxes	(7,185)	605
Equity in earnings of unconsolidated entities	(1,024)	(945)
Distributions of cumulative earnings from unconsolidated entities	1,969	1,950
Cash paid for interest rate swap settlement	(6,346)	(6,110)
Straight-line revenues and amortization of below-market lease intangibles	(21,148)	(14,215)
Stock-based compensation	6,513	6,797
Change in fair value of contingent consideration	—	21
Gain on sale of unconsolidated entity (see Note 5)	(7,923)	—
Gain on sale of real estate	(250)	(442)
Gain on sale of operations	—	(28,143)
Loss (gain) on asset disposals	586	(218)
Accretion of settlement obligation	5,787	8,889
Other	(630)	143
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,224)	19,965
Other assets	559	39,019
Accounts payable, accrued expenses and other liabilities	5,858	46,991
Net cash provided by operating activities	234,608	318,477
Cash flow from investing activities
Capital expenditures	(184,039)	(177,934)
Proceeds from sale of unconsolidated entity (see Note 5)	32,527	—
Proceeds from sale of real estate, net of cash	325	1,034
Proceeds from sale of operations	—	62,113
Proceeds from sale of other equipment	431	399
Net cash used in investing activities	(150,756)	(114,388)
Cash flow from financing activities
Repayment of debt	—	(1,660,000)
Proceeds from issuance of notes	—	1,680,000
Dividends paid	(71,771)	(70,386)
Payments of settlement payable	—	(49,011)
Payments of contingent consideration	—	(2,979)
Distributions paid to noncontrolling interest	(186)	(1,039)
Payment for exchange of noncontrolling interest	(4,620)	—
Borrowings under revolving credit facility	105,000	205,000
Payments under revolving credit facility	(105,000)	(220,000)
Finance lease payments	(601)	(1,393)
Payments for financing costs	—	(25,156)
Payment of tender premium	—	(25,800)
Employee stock purchase program	264	319
Payments related to tax withholding for stock-based compensation	(4,436)	(2,642)
Net cash used in financing activities	(81,350)	(173,087)

Net increase in cash and cash equivalents	2,502	31,002
Cash and cash equivalents at beginning of period	58,903	77,534
Cash and cash equivalents at end of period	$61,405	$108,536

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$10,739	$17,764
Tenant capital improvements	85,389	106,789
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2022, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership.
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
Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. Revenue under the Windstream Leases provided 66.3% and 67.1% of our revenue for the six months ended June 30, 2022 and 2021, respectively. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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

Note 3. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$19,937	$22,979	$39,375	$48,023
Enterprise and wholesale	21,001	21,327	41,936	42,327
E-Rate and government	18,505	15,926	32,782	35,290
Other	712	824	1,373	1,640
Fiber Infrastructure	$60,155	$61,056	$115,466	$127,280
Leasing	1,194	1,000	2,352	2,167
Total revenue from contracts with customers	61,349	62,056	117,818	129,447
Revenue accounted for under leasing guidance
Leasing	204,420	195,057	407,903	388,826
Fiber Infrastructure	18,206	11,067	36,288	22,493
Total revenue accounted for under leasing guidance	222,626	206,124	444,191	411,319
Total revenue	$283,975	$268,180	$562,009	$540,766
At June 30, 2022 and December 31, 2021, lease receivables were $19.5 million and $19.4 million, respectively, and receivables from contracts with customers were $22.7 million and $14.7 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and six months ended June 30, 2022, we recognized revenues of $1.2 million and $3.0 million, respectively, which was included in the December 31, 2021 contract liabilities balance.
The following table provides information about contract assets and contract liabilities accounted for under ASC 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2021	$4,066	$9,099
Balance at June 30, 2022	$805	$8,853

Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of June 30, 2022, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $438.1 million, of which $341.2 million is related to contracts that are currently being invoiced and have an average remaining contract term of 1.7 years, while $96.9 million represents our backlog for sales bookings which have yet to be installed and have an average contract term of 5.5 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the three and six months ended June 30, 2022 and 2021, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Lease income - operating leases	$222,626	$206,124	$444,191	$411,319
Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of June 30, 2022 are as follows:

(Thousands)	June 30, 2022⁽¹⁾
2022	$379,415
2023	775,007
2024	778,548
2025	779,719
2026	781,321
Thereafter	3,043,381
Total lease receivables	$6,537,391
(1) Total future minimum lease payments to be received include $5.6 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	June 30, 2022	December 31, 2021
Land	$26,564	$26,593
Building and improvements	343,988	343,624
Poles	290,624	281,130
Fiber	3,382,487	3,278,276
Equipment	428	428
Copper	3,952,978	3,918,281
Conduit	89,925	89,859
Tower assets	1,397	1,397
Finance lease assets	28,126	28,126
Other assets	10,602	10,649
	8,127,119	7,978,363
Less: accumulated depreciation	(5,477,554)	(5,391,479)
Underlying assets under operating leases, net	$2,649,565	$2,586,884
Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and six months ended June 30, 2022 and 2021, respectively, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Depreciation expense for underlying assets under operating leases	$43,544	$44,107	$86,731	$90,020
Lessee Accounting
We have commitments under operating leases for communications towers, ground, colocation, dark fiber lease arrangements and buildings. We also have finance leases for dark fiber lease arrangements. Our leases have initial lease terms ranging from less than one year to 30 years, most of which include options to extend or renew the leases for less than one year to 20 years, and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.
As of June 30, 2022, we have short term lease commitments amounting to approximately $2.6 million.
Future lease payments under non-cancellable leases as of June 30, 2022 are as follows:

(Thousands)	Operating Leases	Finance Leases
2022	$7,978	$1,192
2023	14,362	2,375
2024	11,971	2,176
2025	9,323	2,115
2026	6,608	2,115
Thereafter	39,103	14,683
Total undiscounted lease payments	$89,345	$24,656
Less: imputed interest	(28,516)	(9,442)
Total lease liabilities	$60,829	$15,214

Note 5. Investments in Unconsolidated Entities
Fiber Holdings
BB Fiber Holdings LLC (“Fiber Holdings”) was primarily established to develop fiber networks as real estate property for long-term investment. On July 1, 2020, the Company completed the sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”). Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner. Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco. The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings, an equity method unconsolidated entity, was approximately $39.3 million as of June 30, 2022. The Company has not provided financial support to Fiber Holdings.
Harmoni
On June 21, 2022, the Company completed the sale of its investment in Harmoni Towers LP (“Harmoni”) to Palistar Communications Infrastructure GP LLC, our partner in the investment, for total cash consideration of $32.5 million. As a result of the transaction, during the second quarter of 2022 we recorded a pre-tax gain of $7.9 million within other income (expense), net and $6.7 million of tax expense within income tax expense within our Condensed Consolidated Statements of Income.
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

The following table summarizes the fair value of our financial instruments at June 30, 2022 and December 31, 2021:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2022
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,183,625	$—	$2,183,625	$—
Senior secured notes - 4.75%, due April 15, 2028	471,695	—	471,695	—
Senior unsecured notes - 6.50% , due February 15, 2029	817,471	—	817,471	—
Senior unsecured notes - 6.00%, due January 15, 2030	491,719	—	491,719	—
Exchangeable senior notes - 4.00%, due June 15, 2024	367,999	—	367,999	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	199,980	—	199,980	—
Settlement payable	211,500	—	211,500	—
Derivative liability, net	4,067	—	4,067	—
Total	$4,748,056	$—	$4,748,056	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2021
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,351,576	$—	$2,351,576	$—
Senior secured notes - 4.75%, due April 15, 2028	560,857	—	560,857	—
Senior unsecured notes - 6.50% , due February 15, 2029	1,087,844	—	1,087,844	—
Senior unsecured notes - 6.00%, due January 15, 2030	659,992	—	659,992	—
Exchangeable senior notes - 4.00%, due June 15, 2024	453,104	—	453,104	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	199,980	—	199,980	—
Settlement payable	254,725	—	254,725	—
Derivative liability, net	10,413	—	10,413	—
Total	$5,578,491	$—	$5,578,491	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our outstanding notes and other debt was $5.18 billion at June 30, 2022, with a fair value of $4.53 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 8. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.
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
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). See Note 13. The Settlement Payable was recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. As of June 30, 2022, the remaining Settlement Payable is $245.2 million and is reported on our Condensed Consolidated Balance Sheets. There have been no changes in the valuation methodologies used since the initial recording.
Note 7. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	June 30, 2022	December 31, 2021
Land	Indefinite	$28,693	$28,449
Building and improvements	3 - 40 years	360,736	359,980
Poles	30 years	290,624	281,130
Fiber	30 years	4,254,488	4,107,519
Equipment	5 - 7 years	360,376	331,761
Copper	20 years	3,952,978	3,918,281
Conduit	30 years	89,925	89,859
Tower assets	20 years	8,544	8,544
Finance lease assets	(1)	72,680	72,284
Other assets	15 - 20 years	10,833	10,652
Corporate assets	3 - 7 years	14,621	14,326
Construction in progress	(1)	38,471	27,366
		9,482,969	9,250,151
Less accumulated depreciation		(5,867,437)	(5,741,212)
Net property, plant and equipment		$3,615,532	$3,508,939
(1) See our Annual Report for property, plant and equipment accounting policies.
Depreciation expense for the three and six months ended June 30, 2022 was $64.9 million and $128.9 million, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $64.9 million and $131.1 million, respectively.
Note 8. Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured term loan B facility. These interest rate swaps were designated as cash flow hedges and have a notional value of $2.0 billion and mature on October 24, 2022. As a result of the repayment of the Company’s senior secured term loan B facility in February 2020, the Company entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps. As a result, the Company discontinued hedge accounting as the hedge accounting requirements were no longer met. Amounts in accumulated other comprehensive loss as of the date of de-designation will be reclassified to interest expense as the hedged transactions impact earnings. Prospectively, changes in fair value of all interest rate swaps will be recorded directly to earnings.
The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Condensed Consolidated Balance Sheets. The following tables present the gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of June 30, 2022 and December 31, 2021:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At June 30, 2022
Assets
Interest rate swaps	$1,310	$(1,310)	$—
Total	$1,310	$(1,310)	$—

Liabilities
Interest rate swaps	$5,377	$(1,310)	$4,067
Total	$5,377	$(1,310)	$4,067

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At December 31, 2021
Assets
Interest rate swaps	$10,788	$(10,788)	$—
Total	$10,788	$(10,788)	$—

Liabilities
Interest rate swaps	$21,201	$(10,788)	$10,413
Total	$21,201	$(10,788)	$10,413
The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	June 30, 2022	December 31, 2021
Interest rate swaps	Derivative liability, net	$4,067	$10,413
As of June 30, 2022, the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within derivative liability, net in our Condensed Consolidated Balance Sheets. As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 was $2.8 million and $5.7 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 was $2.8 million and $5.7 million, respectively.
During the next twelve months, beginning July 1, 2022, we estimate that $3.6 million will be reclassified as an increase to interest expense.
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

Note 9. Goodwill and Intangible Assets and Liabilities
There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2022. The balance of goodwill recorded in our Fiber Infrastructure segment as of June 30, 2022 and December 31, 2021 is as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2021	$601,878	$601,878
Goodwill at June 30, 2022	$601,878	$601,878

(Thousands)	June 30, 2022		December 31, 2021
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(117,296)	$416,104	$(105,861)
Contracts	52,536	(11,492)	52,536	(8,209)
Underlying Rights	10,497	(612)	10,497	(437)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(129,400)		(114,507)
Total intangible assets, net	$349,737		$364,630

Finite life intangible liabilities:
Below-market leases	$191,154	(18,715)	$191,154	(13,368)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(18,715)		(13,368)
Total intangible liabilities, net	$172,439		$177,786
As of June 30, 2022, the remaining weighted average amortization period of the Company’s intangible assets was 14.6 years.
Amortization expense for the three and six months ended June 30, 2022 was $7.4 million and $14.8 million, respectively. Amortization expense for the three and six months ended June 30, 2021 was $4.7 million and $9.5 million, respectively. Amortization expense is estimated to be $29.8 million for the full year of 2022, $29.8 million in 2023, $29.7 million in 2024, $29.7 million in 2025, and $29.7 million for 2026.
We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three and six months ended June 30, 2022 was $2.6 million and $5.3 million. During the three and six months ended June 30, 2021, $2.6 million and $5.3 million was recorded as a benefit to amortization expense, and subsequently reclassified these amounts to revenue during the fourth quarter of 2021. As of June 30, 2022, the remaining weighted average amortization period of the Company’s intangible liabilities was 17.4 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2022, $10.7 million in 2023, $10.7 million in 2024, $10.7 million in 2025, and $10.7 million in 2026.
Note 10. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.

Notes and other debt are as follows:

(Thousands)	June 30, 2022	December 31, 2021
Principal amount	$5,175,000	$5,175,000
Less unamortized discount, premium and debt issuance costs	(75,218)	(84,463)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,099,782	$5,090,537
Notes and other debt at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022		December 31, 2021
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	$2,250,000	$(26,922)	$2,250,000	$(31,411)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(8,278)	570,000	(8,886)
Senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	345,000	(4,986)	345,000	(6,187)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(19,425)	1,110,000	(20,797)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(11,121)	700,000	(11,689)
Senior secured revolving credit facility, variable rate, due December 10, 2024	200,000	(4,486)	200,000	(5,493)
Total	$5,175,000	$(75,218)	$5,175,000	$(84,463)
At June 30, 2022, notes and other debt included the following: (i) $200.0 million under the Revolving Credit Facility (as defined below) pursuant to the credit agreement by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $2.25 billion aggregate principal amount of 7.875% Senior Secured Notes due 2025 (the “2025 Secured Notes”); (iii) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due 2028 (the “2028 Secured Notes”); (iv) $1.11 billion aggregate principal amount of 6.50% Senior Notes due February 15, 2029 (the “2029 Notes”); and (v) $345.0 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”); and (vi) $700.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes” and collectively with the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Notes and the Exchangeable Notes, the “Notes”). The terms of the Notes are as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
We have achieved a consolidated net leverage ratio as defined in the indenture governing the 2025 Secured Notes below 5.75 to 1.0 and, therefore, the covenant reversion date (as defined in the 2025 Secured Notes indenture) has occurred. As a result, the restriction imposed by our 2025 Secured Notes from paying cash dividends in excess of 90% of our REIT taxable income has been lifted.
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

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2022, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
A termination of either Windstream Lease would result in an “event of default” under the Credit Agreement if a replacement lease is not entered into within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a eurodollar rate plus an applicable margin ranging from 3.75% to 4.50% in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.50% of the average amount of unused commitments during the applicable quarter (subject to a step-down to 0.40% per annum of the average amount of unused commitments during the applicable quarter upon achievement of a consolidated secured leverage ratio not to exceed a certain level), as well as quarterly letter of credit fees equal to the product of (A) the applicable margin with respect to eurodollar borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2022, we recognized $4.3 million and $8.6 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and six months ended June 30, 2021, we recognized $4.1 million and $8.2 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.
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
The dilutive effect of the Exchangeable Notes is calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method. During the three and six months ended June 30, 2022 and 2021, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2022	2021	2022	2021
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$53,697	$48,907	$106,427	$44,469
Less: Income allocated to participating securities	(340)	(333)	(671)	(581)
Dividends declared on convertible preferred stock	(5)	(2)	(10)	(5)
Net income attributable to common shares	$53,352	$48,572	$105,746	$43,883
Denominator:
Basic weighted-average common shares outstanding	235,656	231,801	235,352	231,636
Basic earnings per common share	$0.23	$0.21	$0.45	$0.19

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2022	2021	2022	2021
Diluted earnings per share:
Numerator:
Net income attributable to shareholders	$53,697	$48,907	$106,427	$44,469
Less: Income allocated to participating securities	(340)	(333)	(671)	(581)
Dividends declared on convertible preferred stock	(5)	(2)	(10)	(5)
Impact on if-converted dilutive securities	3,000	2,974	5,994	—
Net income attributable to common shares	$56,352	$51,546	$111,740	$43,883
Denominator:
Basic weighted-average common shares outstanding	235,656	231,801	235,352	231,636
Effect of dilutive non-participating securities	359	135	347	226
Impact on if-converted dilutive securities	31,346	30,332	31,346	—
Weighted-average shares for dilutive earnings per common share	267,361	262,268	267,045	231,862
Dilutive earnings per common share	$0.21	$0.20	$0.42	$0.19
For the three and six months ended June 30, 2022, 603,575 non-participating securities were excluded from the computation of earnings per share, as their performance metrics were not met. For the six months ended June 30, 2021, 30,332,262 potential common shares related to the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.
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

Selected financial data related to our segments is presented below for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$205,614	78,361	$—	$283,975

Adjusted EBITDA	$200,349	33,583	(6,768)	$227,164
Less:
Interest expense				96,377
Depreciation and amortization	42,513	29,753	37	72,303
Transaction related and other costs				3,235
Gain on sale of real estate				(250)
Other, net				(7,495)
Stock-based compensation				3,201
Income tax expense				4,944
Adjustments for equity in earnings from unconsolidated entities				1,075
Net income				$53,774

	Three Months Ended June 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$196,057	$72,123	$—	$268,180

Adjusted EBITDA	$192,137	$29,439	$(5,842)	$215,734
Less:
Interest expense				106,388
Depreciation and amortization	40,474	29,132	65	69,671
Transaction related and other costs				424
Gain on sale of real estate				(442)
Gain on sale of operations				(28,143)
Other, net				8,779
Stock-based compensation				3,462
Income tax expense				5,084
Adjustments for equity in earnings from unconsolidated entities				872
Net income				$49,639

	Six Months Ended June 30, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	410,255	151,754	$—	$562,009

Adjusted EBITDA	399,322	65,042	(12,411)	$451,953
Less:
Interest expense				192,549
Depreciation and amortization	84,616	59,071	73	143,760
Transaction related and other costs				4,949
Gain on sale of real estate				(250)
Other, net				(7,134)
Stock-based compensation				6,513
Income tax expense				2,873
Adjustments for equity in earnings from unconsolidated entities				2,061
Net income				$106,632

	Six Months Ended June 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$390,993	$149,773	$—	$540,766

Adjusted EBITDA	$383,634	$59,160	$(12,812)	$429,982
Less:
Interest expense				246,969
Depreciation and amortization	82,700	57,802	133	140,635
Transaction related and other costs				4,561
Gain on sale of real estate				(442)
Gain on sale of operations				(28,143)
Other, net				10,097
Stock-based compensation				6,797
Income tax expense				2,527
Adjustments for equity in earnings from unconsolidated entities				1,844
Net income				$45,137
Note 13. Commitments and Contingencies
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Windstream Commitments
Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). On October 14, 2021, the Company prepaid four installments for a total of $92.9 million. As of June 30, 2022, the Company has made payments totaling $215.4 million.

Further, we are obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020, $225 million in 2021, and are limited to $225 million per year in 2022 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year. During the six months ended June 30, 2022, Uniti reimbursed $91.7 million of Growth Capital Improvements, of which $29.4 million represented the reimbursement of capital improvements completed in 2021 that were previously classified as tenant funded capital improvements. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive. This lease incentive, which is $0.8 million and reported within other assets on our Condensed Consolidated Balance Sheets as of June 30, 2022, will be amortized as a reduction to revenue over the initial term of the Windstream Leases.
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

Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws based on claims similar to those asserted in the SLF Action. On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation (the “Class Action”). On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the Class Action. The consolidated amended complaint seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019. The Class Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose, among other things, the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.” The Class Action seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. On July 10, 2020, defendants moved to dismiss the consolidated amended complaint. On April 1, 2021, the court issued an order denying defendants’ motion to dismiss. On April 15, 2021, defendants filed a motion for reconsideration of the order or, in the alternative, for certification of an appeal of the decision to the Eighth Circuit. On October 25, 2021, plaintiffs filed a motion for class certification, which defendants opposed. On December 22, 2021, the court issued an order denying defendants’ motion for reconsideration or, in the alternative, certification of an appeal. On March 25, 2022, the parties reached an agreement to settle the Class Action, on behalf of a settlement class, for $38.9 million, to be funded entirely by the Company’s insurance carriers. On June 17, 2022, the parties signed a stipulation of settlement and plaintiffs moved for preliminary approval of the settlement. The settlement remains subject to notice to the settlement class and court approval. In accordance with ASC 450, we recorded $38.9 million of settlement expense within general and administrative expense within our Condensed Consolidated Statements of Income during the first quarter of 2022 and accounts payable, accrued expenses and other liabilities, net within our Condensed Consolidated Balance Sheets as of June 30, 2022. Additionally, we recorded the probable insurance recovery of $38.9 million as a reduction to general and administrative expense during the first quarter of 2022 within our Condensed Consolidated Statements of Income, and other assets within Condensed Consolidated Balance Sheets as of June 30, 2022.
On August 17, 2021, two purported shareholders filed a derivative action on behalf of Uniti in the Circuit Court for Baltimore City, Maryland, under the caption Mayer et al. v. Gunderman et al., 24-C-21-003488 (the “Mayer Derivative Action”). The Mayer Derivative Action names Kenneth Gunderman and Mark Wallace as defendants and the Company as a nominal defendant and asserts claims for breach of fiduciary duty and unjust enrichment. The complaint alleges that the individual defendants caused the Company to issue certain false and misleading statements relating to the Spin-Off and/or the Master Lease. In particular, as in the Shareholder Actions, the complaint alleges, among other things, that defendants failed to disclose the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.” The complaint seeks unspecified damages, unspecified equitable relief, and related costs and fees. On December 23, 2021, the court entered a joint stipulation to stay the Mayer Derivative Action, including the time for the defendants to respond to the complaint, pending the outcome of the Class Action. Because this matter is still in its preliminary stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations. We have evaluated this matter under the guidance provided by ASC 450, and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheets.
On February 11, 2022, a purported shareholder filed a derivative action on behalf of Uniti in the federal District Court for the District of Maryland, under the caption Guzzo et al. v. Gunderman et al., 1:22-cv-00366-GLR (the “Guzzo Derivative Action”). The complaint names Kenneth Gunderman, Mark Wallace, Francis Frantz, David Solomon, Jennifer Banner, and Scott Bruce as defendants and the Company as a nominal defendant and asserts claims for contribution against Gunderman and Wallace if the Company is found to be liable for violations of the federal securities laws in the Class Action and claims against all the individual defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment. The allegations in the Guzzo Derivative Action are similar to those in the Mayer Derivative Action and the Class Action. The complaint seeks unspecified damages, equitable relief, and related costs and fees. On March 16, 2022, the court entered a joint stipulation to stay the Guzzo Derivative Action, including the time for the defendants to respond to the complaint, pending the outcome of the Class Action. We intend to defend this matter vigorously, and, because it is still in its relatively early stages, we have not yet determined what effect this lawsuit will have, if any, on our financial position or results of operations.
We maintain insurance policies that would provide coverage to various degrees for potential liabilities arising from the legal proceedings described above.
Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheets as of June 30, 2022.
Note 14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component is as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Cash flow hedge changes in fair value:
Balance at beginning of period attributable to shareholders	$(30,353)	$(30,353)	$(30,353)	$(30,353)
Balance at end of period attributable to shareholders	(30,353)	(30,353)	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to shareholders	24,012	12,773	21,189	9,986
Amounts reclassified from accumulated other comprehensive income	2,829	2,829	5,659	5,658
Balance at end of period	26,841	15,602	26,848	15,644
Less: Other comprehensive income attributable to noncontrolling interest	$4	41	11	83
Balance at end of period attributable to shareholders	26,837	15,561	26,837	15,561
Accumulated other comprehensive loss at end of period	$(3,516)	$(14,792)	$(3,516)	$(14,792)
Note 15. Capital Stock
The limited partner equity interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. During the three months ended June 30, 2022, the Company exchanged 433,617 OP Units held by third parties, of which 86,949 OP Units were exchanged for an equal number of common shares of the Company and 346,667 OP Units were exchanged for cash consideration of $4.6 million , representing approximately 80% of the OP Units held by third parties with a carrying value of $8.7 million as of the exchange dates. During the six months ended June 30, 2022, the Company exchanged 591,349 OP Units held by third parties, of which 244,683 OP Units were exchanged for an equal number of common shares of the Company and 346,667 OP Units were exchanged for cash consideration of $4.6 million, representing approximately 85% of the OP Units held by third parties with a carrying value of $11.9 million as of the exchange dates.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2022. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2022, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 22, 2022 (the “Annual Report”).
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
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2022, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
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
Significant Business Developments
Sale of Harmoni Towers Interest. On June 21, 2022, the Company completed the sale of its investment in Harmoni Towers LP to Palistar Communications Infrastructure GP LLC for total cash consideration of $32.5 million. As a result of the transaction, during the second quarter of 2022 we recorded a pre-tax gain of $7.9 million within other income (expense), net within our Condensed Consolidated Statements of Income.

Results of Operations
Comparison of the three months ended June 30, 2022 and 2021
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$205,614	72.4%	$196,057	73.1%
Fiber Infrastructure	78,361	27.6%	72,123	26.9%
Total revenues	283,975	100.0%	268,180	100.0%
Costs and Expenses:
Interest expense, net	96,377	34.0%	106,388	39.6%
Depreciation and amortization	72,303	25.5%	69,671	26.0%
General and administrative expense	25,085	8.8%	24,900	9.3%
Operating expense (exclusive of depreciation and amortization)	36,917	13.0%	33,185	12.4%
Transaction related and other costs	3,235	1.1%	424	0.2%
Gain on sale of real estate	(250)	(0.1%)	(442)	(0.2)%
Gain on sale of operations	—	—%	(28,143)	(10.5)%
Other (income) expense, net	(7,930)	(2.8%)	8,021	3.0%
Total costs and expenses	225,737	79.5%	214,004	79.8%
Income before income taxes and equity in earnings from unconsolidated entities	58,238	20.5%	54,176	20.2%
Income tax expense	4,944	1.8%	5,084	1.9%
Equity in earnings from unconsolidated entities	(480)	(0.2%)	(547)	(0.2%)
Net income	53,774	18.9%	49,639	18.5%
Net income attributable to noncontrolling interests	77	0.0%	732	0.3%
Net income attributable to shareholders	53,697	18.9%	48,907	18.2%
Participating securities' share in earnings	(340)	(0.1%)	(333)	(0.1%)
Dividends declared on convertible preferred stock	(5)	0.0%	(2)	0.0%
Net income attributable to common shareholders	$53,352	18.8%	$48,572	18.1%

The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$205,614	$78,361	$—	$283,975

Adjusted EBITDA	$200,349	$33,583	$(6,768)	$227,164
Less:
Interest expense				96,377
Depreciation and amortization	42,513	29,753	37	72,303
Gain on sale of real estate				(250)
Other, net				(7,495)
Transaction related and other costs				3,235
Stock-based compensation				3,201
Income tax expense				4,944
Adjustments for equity in earnings from unconsolidated entities				1,075
Net income				$53,774

	Three Months Ended June 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$196,057	$72,123	$—	$268,180

Adjusted EBITDA	$192,137	$29,439	$(5,842)	$215,734
Less:
Interest expense				106,388
Depreciation and amortization	40,474	29,132	65	69,671
Other, net				8,779
Transaction related and other costs				424
Gain on sale of real estate				(442)
Gain on sale of operations				(28,143)
Stock-based compensation				3,462
Income tax expense				5,084
Adjustments for equity in earnings from unconsolidated entities				872
Net income				$49,639

Summary of Operating Metrics

	Operating Metrics
	As of June 30,
	2022	2021	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	4,980,000	4,600,000	8.3%
Copper strand miles	230,000	230,000	0.0%
Fiber Infrastructure:
Fiber strand miles	2,800,000	2,540,000	10.2%
Customer connections	27,171	25,383	7.0%
Revenues

	Three Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$205,614	72.4%	$196,057	73.1%
Fiber Infrastructure	78,361	27.6%	72,123	26.9%
Total revenues	$283,975	100.0%	$268,180	100.0%
Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases (and historically, the Master Lease). Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The initial term of the Windstream Leases expires on April 30, 2030. Annual rent under the Windstream Leases for the full year 2022 is $668.9 million and is subject to annual escalation at a rate of 0.5%. For a description of the Windstream Leases, see “Liquidity and Capital Resources—Windstream Master Lease and Windstream Leases” below.
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
Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements” or “GCIs”). Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements is discussed below in “Liquidity and Capital Resources—Windstream Master Lease and Windstream Leases.”
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

	Three Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$167,223	81.3%	$166,390	84.9%
GCI revenue	2,891	1.4%	—	0.0%
Total cash revenue	170,114	82.7%	166,390	84.9%
Non-cash revenue
TCI revenue	10,667	5.2%	9,580	4.9%
GCI revenue	3,609	1.8%	2,513	1.3%
Other straight-line revenue	2,525	1.2%	3,375	1.7%
Total non-cash revenue	16,801	8.2%	15,468	7.9%
Total Windstream revenue	186,915	90.9%	181,858	92.8%
Other services	18,699	9.1%	14,199	7.2%
Total Leasing revenues	$205,614	100.0%	$196,057	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. As of June 30, 2022 and 2021, the total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $1.0 billion and $952.5 million, respectively.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the three months ended June 30, 2022, Uniti reimbursed $43.5 million of Growth Capital Improvements. Subsequent to June 30, 2022, Windstream requested, and we reimbursed $22.9 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $420.8 million of Growth Capital Improvements.
We recognized $18.7 million and $14.2 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements for the three months ended June 30, 2022 and 2021, respectively.
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
Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$19,937	25.4%	$22,979	31.9%
Enterprise and wholesale	21,001	26.8%	21,327	29.6%
E-Rate and government	18,505	23.6%	15,926	22.1%
Dark fiber and small cells	18,206	23.2%	11,067	15.3%
Other services	712	0.9%	824	1.1%
Total Fiber Infrastructure revenues	$78,361	100.0%	$72,123	100.0%

For the three months ended June 30, 2022, Fiber Infrastructure revenues totaled $78.4 million as compared to $72.1 million for the three months ended June 30, 2021. As of June 30, 2022, we had approximately 27,171 customer connections, up from 25,383 customer connections as of June 30, 2021. Fiber Infrastructure revenues increased $6.2 million, primarily due to an increase in one-time early termination revenues of $5.7 million within dark fiber and small cells revenues and an increase in installation and equipment sales of $3.7 million within E-Rate and government revenues, partially offset by a $3.0 million decrease in lit backhaul service revenues, primarily driven by the sale of our Uniti Fiber Northeast operations on May 28, 2021, and a $0.9 million decrease related to the wind down of our construction activities.

Interest Expense, net

	Three Months Ended June 30,
(Thousands)	2022	2021	% Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$51,066	$54,312	(3,246)
Senior unsecured notes	31,987	32,377	(390)
Senior secured revolving credit facility - variable rate	2,877	2,571	306
Tender premium payment	—	2,991	(2,991)
Interest rate swap termination	2,829	2,829	—
Other	323	783	(460)
Total cash interest	89,082	95,863	(6,781)
Non-cash:
Amortization of deferred financing costs and debt discount	4,501	4,412	89
Write off of deferred financing costs and debt discount	—	2,413	(2,413)
Accretion of settlement payable	2,911	4,326	(1,415)
Capitalized interest	(117)	(626)	509
Total non-cash interest	7,295	10,525	(3,230)
Total interest expense, net	$96,377	$106,388	$(10,011)
Interest expense for the three months ended June 30, 2022 decreased $10.0 million compared to the three months ended June 30, 2021. The decrease is attributable to (i) the April 20, 2021 issuance of the $570.0 million aggregate principal amount 4.75% Senior Secured Notes due 2028 (the “2028 Secured Notes”) to fund the redemption of the $550 million aggregate principal amount of outstanding 6.00% Senior Secured Notes due 2023 (the “2023 Secured Notes”), which resulted in a tender premium payment of $3.0 million and the write off of $1.3 million of deferred financing costs and debt discount, (ii) the February 2, 2021 issuance of $1.11 billion aggregate principal amount of 6.50% Senior Unsecured Notes due 2029 (the “2029 Notes”) used to fund the redemption of the 8.25% Senior Unsecured Notes due 2023 (the “2023 Notes”), which resulted in the write off of $1.1 million of deferred financing costs and debt discount during the three months ended June 30, 2021 and (iii) lower cash interest expense of $4.0 million, primarily associated with the 2028 Notes and 2029 Notes financing transactions, and a $1.4 million decrease in accretion expense associated with the settlement payable during the three months ended June 30, 2022.
Depreciation and Amortization Expense

	Three Months Ended June 30,
(Thousands)	2022	2021	% Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$40,784	$41,419	$(635)
Fiber Infrastructure	24,035	23,414	621
Corporate	37	65	(28)
Total depreciation expense	64,856	64,898	(42)
Amortization expense
Leasing	1,729	(945)	2,674
Fiber Infrastructure	5,718	5,718	—
Total amortization expense	7,447	4,773	2,674
Total depreciation and amortization expense	$72,303	$69,671	$2,632

Leasing – Leasing depreciation expense decreased $0.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease is primarily attributable to an increase in fully depreciated Windstream Distribution System assets of $0.9 million, partially offset by a $0.3 million increase related to asset additions since June 30, 2021. During the three months ended June 30, 2021, $2.7 million was recorded as a benefit to amortization expense, and subsequently reclassified to revenue during the fourth quarter of 2021.
Fiber Infrastructure – Fiber Infrastructure depreciation expense increased $0.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in depreciation expense is primarily attributable to asset additions since June 30, 2021.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$3,236	1.1%	$2,612	1.0%
Fiber Infrastructure	13,137	4.6%	13,926	5.2%
Corporate	8,712	3.1%	8,362	3.1%
Total general and administrative expenses	$25,085	8.8%	$24,900	9.3%
Leasing – Leasing general and administrative expense increased $0.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase is primarily attributable to a $0.6 million increase in personnel expenses driven by incremental customer growth.
Fiber Infrastructure – Fiber Infrastructure general and administrative expense decreased $0.8 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This decrease is primarily attributable to decreases in franchise taxes of $0.3 million and insurance expense associated with favorable premium renewals of $0.2 million.
Corporate – Corporate general and administrative expense increased $0.4 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase is attributable to a $0.6 million increase in professional and legal fees, partially offset by a $0.3 million decrease in insurance expense.
Operating Expense
Operating expense for the three months ended June 30, 2022 increased by $3.7 million from the three months ended June 30, 2021. Operating expense for our reportable segments for the three months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Leasing	$4,839	1.7%	$3,613	1.3%
Fiber Infrastructure	32,078	11.3%	29,572	11.1%
Total operating expenses	$36,917	13.0%	$33,185	12.4%

Leasing – Leasing operating expense increased $1.2 million for the three months ended June 30, 2022 and as compared to the three months ended June 30, 2021. The increase is primarily driven by incremental customer growth and increased network related expenses of $1.0 million.
Fiber Infrastructure – Fiber Infrastructure operating expenses increased $2.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities. The increase in operating expenses is primarily attributable to increases in equipment sales and installations expenses of $1.3 million, unsplicing expenses of $0.8 million, network maintenance expenses of $0.3 million, and dark fiber early termination fees of $0.3 million.
Transaction Related and Other Costs
Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our enterprise resource planning system. For the three months ended June 30, 2022, we incurred $3.2 million of transaction related and other costs, compared to $0.4 million of such costs during the three months ended June 30, 2021.
Income Tax Expense
The income tax expense recorded for the three months ended June 30, 2022 and 2021, respectively, is related to the tax impact of the following:

	Three Months Ended June 30,
(Thousands)	2022	2021
Income tax expense
Pre-tax loss (Fiber Infrastructure)	$(3,431)	$(2,949)
Gain on sale of operations	—	7,041
Gain on sale of unconsolidated entity	6,711	—
Other undistributed REIT taxable income	1,106	467
REIT state and local taxes	540	561
Other	18	(36)
Total income tax expense	$4,944	$5,084

Comparison of the six months ended June 30, 2022 and 2021
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Six Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$410,255	73.0%	$390,993	72.3%
Fiber Infrastructure	151,754	27.0%	149,773	27.7%
Total revenues	562,009	100.0%	540,766	100.0%
Costs and Expenses:
Interest expense, net	192,549	34.3%	246,969	45.7%
Depreciation and amortization	143,760	25.6%	140,635	26.0%
General and administrative expense	48,955	8.7%	50,723	9.4%
Operating expense (exclusive of depreciation and amortization)	71,893	12.8%	71,269	13.2%
Transaction related and other costs	4,949	0.9%	4,561	0.8%
Gain on sale of real estate	(250)	(0.1%)	(442)	(0.1)%
Gain on sale of operations	—	—%	(28,143)	(5.2)%
Other (income) expense, net	(8,328)	(1.5%)	8,475	1.6%
Total costs and expenses	453,528	80.7%	494,047	91.4%
Income before income taxes and equity in earnings from unconsolidated entities	108,481	19.3%	46,719	8.6%
Income tax expense	2,873	0.5%	2,527	0.5%
Equity in earnings from unconsolidated entities	(1,024)	(0.2%)	(945)	(0.2%)
Net income	106,632	19.0%	45,137	8.3%
Net income attributable to noncontrolling interests	205	0.1%	668	0.1%
Net income attributable to shareholders	106,427	18.9%	44,469	8.2%
Participating securities' share in earnings	(671)	(0.1%)	(581)	(0.1%)
Dividends declared on convertible preferred stock	(10)	0.0%	(5)	0.0%
Net income attributable to common shareholders	$105,746	18.8%	$43,883	8.1%

The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$410,255	$151,754	$—	$562,009

Adjusted EBITDA	$399,322	$65,042	$(12,411)	$451,953
Less:
Interest expense				192,549
Depreciation and amortization	84,616	59,071	73	143,760
Gain on sale of real estate				(250)
Other, net				(7,134)
Transaction related and other costs				4,949
Stock-based compensation				6,513
Income tax expense				2,873
Adjustments for equity in earnings from unconsolidated entities				2,061
Net income				$106,632

	Six Months Ended June 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$390,993	$149,773	$—	$540,766

Adjusted EBITDA	$383,634	$59,160	$(12,812)	$429,982
Less:
Interest expense				246,969
Depreciation and amortization	82,700	57,802	133	140,635
Other, net				10,097
Transaction related and other costs				4,561
Gain on sale of real estate				(442)
Gain on sale of operations				(28,143)
Stock-based compensation				6,797
Income tax expense				2,527
Adjustments for equity in earnings from unconsolidated entities				1,844
Net income				$45,137

Revenues

	Six Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$410,255	73.0%	$390,993	72.3%
Fiber Infrastructure	151,754	27.0%	149,773	27.7%
Total revenues	$562,009	100.0%	$540,766	100.0%
Leasing – Leasing revenues for the six months ended June 30, 2022 and 2021 consisted of the following:

	Six Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$333,890	81.4%	$332,229	85.0%
GCI revenue	4,820	1.2%	—	0.0%
Total cash revenue	338,710	82.6%	332,229	85.0%
Non-cash revenue
TCI revenue	21,073	5.1%	18,832	4.8%
GCI revenue	7,449	1.8%	4,224	1.1%
Other straight-line revenue	5,610	1.4%	7,309	1.9%
Total non-cash revenue	34,132	8.3%	30,365	7.8%
Total Windstream revenue	372,842	90.9%	362,594	92.7%
Other services	37,414	9.1%	28,399	7.3%
Total Leasing revenues	$410,255	100.0%	$390,993	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. As of June 30, 2022 and 2021, the total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $1.0 billion and $952.5 million, respectively.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the six months ended June 30, 2022, Uniti reimbursed $91.7 million of Growth Capital Improvements. Subsequent to June 30, 2022, Windstream requested, and we reimbursed $22.9 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $420.8 million of Growth Capital Improvements.
We recognized $37.4 million and $28.4 million of revenues from non-Windstream triple-net leasing, dark fiber IRU arrangements, and other services for the six months ended June 30, 2022 and 2021, respectively.

Fiber Infrastructure – Fiber Infrastructure revenues for the six months ended June 30, 2022 and 2021 consisted of the following:

	Six Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$39,375	26.0%	$48,023	32.0%
Enterprise and wholesale	41,936	27.6%	42,327	28.3%
E-Rate and government	32,782	21.6%	35,290	23.6%
Dark fiber and small cells	36,288	23.9%	22,493	15.0%
Other services	1,373	0.9%	1,640	1.1%
Total Fiber Infrastructure revenues	$151,754	100.0%	$149,773	100.0%

For the six months ended June 30, 2022, Fiber Infrastructure revenues totaled $151.8 million as compared to $149.8 million for the six months ended June 30, 2021. Fiber Infrastructure revenues increased $2.0 million, primarily due to an increase in one-time early termination revenues of $12.3 million within dark fiber and small cells revenues, partially offset by a $8.6 million decrease in Lit backhaul service revenues, primarily driven by the sale of our Uniti Fiber Northeast operations on May 28, 2021 and lit-to-dark fiber conversions, and a $1.6 million decrease due to the wind down of our construction activities.

Interest Expense, net

	Six Months Ended June 30,
(Thousands)	2022	2021	% Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$102,132	$106,859	(4,727)
Senior unsecured notes	63,975	67,262	(3,287)
Senior secured revolving credit facility - variable rate	5,479	4,885	594
Tender premium payment	—	20,541	(20,541)
Interest rate swap termination	5,659	5,658	1
Other	679	1,705	(1,026)
Total cash interest	177,924	206,910	(28,986)
Non-cash:
Amortization of deferred financing costs and debt discount	9,015	9,371	(356)
Write off of deferred financing costs and debt discount	—	22,828	(22,828)
Accretion of settlement payable	5,787	8,889	(3,102)
Capitalized interest	(177)	(1,029)	852
Total non-cash interest	14,625	40,059	(25,434)
Total interest expense, net	$192,549	$246,969	$(54,420)
Interest expense for the six months ended June 30, 2022 decreased $54.4 million compared to the six months ended June 30, 2021. The decrease is attributable to (i) the issuance of 2029 Notes used to fund the redemption of the 2023 Notes, and issuance of the 2028 Secured Notes to fund the redemption of the 2023 Secured Notes, which collectively resulted in $20.5 million of tender premium payments and the write off of $22.8 million of deferred financing costs, during the six months ended June 30, 2021 and (ii) lower cash interest expense of $8.2 million, primarily associated with the 2029 Notes and 2028 Notes financing transactions, and a $3.1 million decrease in accretion expense associated with the settlement payable during the six months ended June 30, 2022.
Depreciation and Amortization Expense

	Six Months Ended June 30,
(Thousands)	2022	2021	% Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$81,157	$84,589	$(3,432)
Fiber Infrastructure	47,637	46,366	1,271
Corporate	73	133	(60)
Total depreciation expense	128,867	131,088	(2,221)
Amortization expense
Leasing	3,459	(1,889)	5,348
Fiber Infrastructure	11,434	11,436	(2)
Total amortization expense	14,893	9,547	5,346
Total depreciation and amortization expense	$143,760	$140,635	$3,125
Leasing – Leasing depreciation expense decreased $3.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease is primarily attributable to an increase in fully depreciated Windstream Distribution System assets of $4.0 million, partially offset by a $0.7 million increase in depreciation related to asset additions since June 30, 2021. During the six months ended June 30, 2021, $5.3 million was recorded as a benefit to amortization expense, and subsequently reclassified to revenue during the fourth quarter of 2021.

Fiber Infrastructure – Fiber Infrastructure depreciation expense increased $1.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in depreciation expense is primarily attributable to asset additions since June 30, 2021.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Six Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$6,539	1.1%	$5,182	1.0%
Fiber Infrastructure	25,783	4.6%	27,763	5.1%
Corporate	16,633	3.0%	17,778	3.3%
Total general and administrative expenses	$48,955	8.7%	$50,723	9.4%
Leasing – Leasing general and administrative expense increased $1.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is primarily attributable to a $1.0 million increase in personnel expenses.
Fiber Infrastructure – Fiber Infrastructure general and administrative expense decreased $2.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease is primarily attributable to decreases in personnel expenses of $0.5 million, franchise taxes of $0.4 million, and insurance expense associated with favorable premium renewals of $0.3 million.
Corporate – Corporate general and administrative expense decreased $1.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease is attributable to reductions in insurance expenses of $1.7 million and personnel expenses of $1.2 million, partially offset by increases in professional and legal expenses of $1.1 million, computer software and maintenance of $0.2 million, and facility lease expense of $0.2 million..
Operating Expense
Operating expense for the six months ended June 30, 2022 increased by $0.6 million from the six months ended June 30, 2021, which was primarily attributable to a $2.9 million increase in Leasing operating expenses partially offset by a $2.2 million decrease in Fiber Infrastructure operating expenses discussed below. Operating expense for our reportable segments for the six months ended June 30, 2022 and 2021 consisted of the following:

	Six Months Ended June 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Leasing	$9,706	1.7%	$6,842	1.3%
Fiber Infrastructure	62,187	11.1%	64,427	11.9%
Total operating expenses	$71,893	12.8%	$71,269	13.2%
Leasing – Leasing operating expense increased $2.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase is primarily driven by incremental customer growth and increased network related expenses of $1.9 million.
Fiber Infrastructure – Fiber Infrastructure operating expenses decreased $2.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense, and costs associated with our construction activities. The decrease in operating expenses is primarily attributable to decreases in equipment sales and installations of $2.6 million, construction expenses of $1.7 million, and $1.5 million related to the sale of our Uniti Fiber Northeast operations on May 28, 2021, partially offset by increases in dark fiber early termination fees of $1.8 million, unsplicing expenses of $0.9 million, and network maintenance and repair expenses of $0.8 million.
Transaction Related and Other Costs
Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our enterprise resource planning system. For the six months ended June 30, 2022, we incurred $4.9 million of transaction related and other costs, compared to $4.6 million of such costs during the six months ended June 30, 2021.
Income Tax Expense
The income tax expense recorded for the six months ended June 30, 2022 and 2021, respectively, is related to the tax impact of the following:

	Six Months Ended June 30,
(Thousands)	2022	2021
Income tax expense
Pre-tax loss (Fiber Infrastructure)	$(7,243)	$(6,008)
Gain on sale of operations	—	7,041
Gain on sale of unconsolidated entity	6,711	—
Other undistributed REIT taxable income	2,266	532
REIT state and local taxes	1,078	939
Other	61	23
Total income tax expense	$2,873	$2,527
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

The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Net income	$53,774	$49,639	$106,632	$45,137
Depreciation and amortization	72,303	69,671	143,760	140,635
Interest expense, net	96,377	106,388	192,549	246,969
Income tax expense	4,944	5,084	2,873	2,527
EBITDA	$227,398	$230,782	$445,814	$435,268
Stock based compensation	3,201	3,462	6,513	6,797
Transaction related and other costs	3,235	424	4,949	4,561
Gain on sale of operations	—	(28,143)	—	(28,143)
Gain on sale of real estate	(250)	(442)	(250)	(442)
Other, net	(7,495)	8,779	(7,134)	10,097
Adjustments for equity in earnings from unconsolidated entities	1,075	872	2,061	1,844
Adjusted EBITDA	$227,164	$215,734	$451,953	$429,982

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2022	2021	2022	2021
Net income attributable to common shareholders	$53,352	$48,572	$105,746	$43,883
Real estate depreciation and amortization	52,424	52,178	104,317	105,555
Gain on sale of real estate assets, net of tax	(250)	(442)	(250)	(442)
Participating securities share in earnings	340	333	671	581
Participating securities share in FFO	(904)	(681)	(1,562)	(1,025)
Real estate depreciation and amortization from unconsolidated entities	806	614	1,496	1,230
Adjustments for noncontrolling interests	(82)	(771)	(211)	(1,567)
FFO attributable to common shareholders	$105,686	$99,803	$210,207	$148,215
Transaction related and other costs	3,235	424	4,949	4,561
Change in fair value of contingent consideration	—	—	—	21
Amortization of deferred financing costs and debt discount	4,501	4,412	9,015	9,371
Write off of deferred financing costs and debt discount	—	2,413	—	22,828
Costs related to the early repayment of debt	—	10,935	—	28,485
Stock based compensation	3,201	3,462	6,513	6,797
Gain on sale of unconsolidated entity, net of tax	(1,212)	—	(1,212)	—
Gain on sale of operations	—	(28,143)	—	(28,143)
Non-real estate depreciation and amortization	19,879	17,493	39,443	35,080
Straight-line revenues and amortization of below-market lease intangibles	(10,126)	(7,309)	(21,148)	(14,215)
Maintenance capital expenditures	(2,456)	(2,408)	(4,822)	(4,384)
Other, net	(8,060)	1,961	(16,230)	(2,009)
Adjustments for equity in earnings from unconsolidated entities	269	258	565	614
Adjustments for noncontrolling interests	(20)	(52)	(41)	(870)
AFFO attributable to common shareholders	$114,897	$103,249	$227,239	$206,351

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
As of June 30, 2022, we had cash and cash equivalents of $61.4 million and approximately $300.0 million of borrowing availability under our Revolving Credit Facility under the Credit Agreement. Subsequent to June 30, 2022, other than $22.9 million of Growth Capital Improvements (see “Result of Operations—Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends. See “—Dividends.”

	Six Months Ended June 30,
(Thousands)	2022	2021
Cash flow from operating activities:
Net cash provided by operating activities	$234,608	$318,477
Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $234.6 million and $318.5 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2022 is primarily attributable to changes in working capital, including the timing of interest payments associated with debt refinancing activities occurring in 2021.

	Six Months Ended June 30,
(Thousands)	2022	2021
Cash flow from investing activities:
Capital expenditures	$(184,039)	$(177,934)
Proceeds from sale of unconsolidated entity (see Note 5)	32,527	—
Proceeds from sale of real estate, net of cash	325	1,034
Proceeds from sale of operations	—	62,113
Proceeds from sale of other equipment	431	399
Net cash used in investing activities	$(150,756)	$(114,388)

Net cash used in investing activities was $150.8 million for the six months ended June 30, 2022, primarily driven by capital expenditures ($184.0 million), partially offset by proceeds received from the sale of the Harmoni investment ($32.5 million). Net cash used in investing activities was $114.4 million for the six months ended June 30, 2021, primarily driven by capital expenditures ($177.9 million), partially offset by proceeds from the sale of the Uniti Fiber Northeast operations to Everstream ($62.1 million). Capital expenditures are primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets, as described under “—Capital Expenditures.”

	Six Months Ended June 30,
(Thousands)	2022	2021
Cash flow from financing activities:
Repayment of debt	$—	$(1,660,000)
Proceeds from issuance of notes	—	1,680,000
Dividends paid	(71,771)	(70,386)
Payments of settlement payable	—	(49,011)
Payments of contingent consideration	—	(2,979)
Distributions paid to noncontrolling interest	(186)	(1,039)
Payment for exchange of noncontrolling interest	(4,620)	—
Borrowings under revolving credit facility	105,000	205,000
Payments under revolving credit facility	(105,000)	(220,000)
Finance lease payments	(601)	(1,393)
Payments for financing costs	—	(25,156)
Payment of tender premium	—	(25,800)
Employee stock purchase program	264	319
Payments related to tax withholding for stock-based compensation	(4,436)	(2,642)
Net cash used in financing activities	$(81,350)	$(173,087)
Net cash used in financing activities was $81.4 million for the six months ended June 30, 2022, which was primarily related to dividend payments of $71.8 million, payment for an exchange of noncontrolling interest of $4.6 million, and payments related to tax withholding for stock-based compensation of $4.4 million. Net cash used in financing activities was $173.1 million for the six months ended June 30, 2021, which was primarily driven by the repayment of the 2023 Notes and 2023 Secured Notes ($1.66 billion), net payments under the Revolving Credit Facility ($15.0 million), dividend payments ($70.4 million), payments for financing costs ($25.2 million), payment of settlement obligation ($49.0 million), 2023 Notes tender premium payment ($17.6 million), 2023 Secured Notes early redemption payment ($8.3 million) and contingent consideration payments ($3.0 million), partially offset by proceeds from the issuance of the 2029 Notes and 2028 Secured Notes ($1.68 billion).
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
Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70.0 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth

Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020 and $225 million in 2021, and are limited to $225 million per year in 2022 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the costs incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250.0 million in any calendar year.
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
At-the-Market Common Stock Offering Program
We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the registration statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the three and six months ended June 30, 2022, we did not make any sales under the ATM Program. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities. As of June 30, 2022, we had $300.0 million in borrowing availability under our Revolving Credit Facility (subject to customary borrowing conditions), however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt.

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
Capital Expenditures

	Six Months Ended June 30,
(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$14,161	$—	$—	$—	$14,161
Growth capital improvements	91,657	—	—	—	91,657
Fiber Infrastructure	72,390	4,822	367	296	77,875
Corporate	—	—	—	346	346
Total capital expenditures	$178,208	$4,822	$367	$642	$184,039
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
The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2021 - December 31, 2021	January 3, 2022	$0.15	December 17, 2021
January 1, 2022 - March 31, 2022	April 15, 2022	$0.15	April 1, 2022
April 1, 2022 - June 30, 2022	July 1, 2022	$0.15	June 17, 2022
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
We have achieved a consolidated net leverage ratio as defined in the indenture governing the 7.875% senior secured notes due 2025 (the "2025 Secured Notes") below 5.75 to 1.0 and, therefore, the covenant reversion date (as defined in the 2025 Secured Notes indenture) has occurred. As a result, the restriction imposed by our 2025 Secured Notes from paying cash dividends in excess of 90% of our REIT taxable income has been lifted.
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
For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of June 30, 2022, there has been no material change to these estimates.
Recent Accounting Guidance
New accounting rules and disclosures can impact our reported results and comparability of our financial statements. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	209,717	$13.85	—	—
May 1, 2022 to May 31, 2022	976	10.65	—	—
June 1, 2022 to June 30, 2022	—	—	—	—
Total	210,693	$13.83	—	—
(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit Number	Description

10.1*	First Amendment to the Amended and Restated Agreement of Limited Partnership of Uniti Group LP, dated as of April 18, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	August 4, 2022	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 4, 2022	/s/ Travis T. Black
Travis T. Black Vice President – Chief Accounting Officer (Principal Accounting Officer)