Form 10-Q
period 2022-09-30
Uniti Group Inc.
filed 2022-11-07
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☐ No ☒
As of October 27, 2022, the registrant had 237,200,050 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to retain our key management personnel;
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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Uniti Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(Thousands, except par value)	September 30, 2022	December 31, 2021
Assets:
Property, plant and equipment, net	$3,693,581	$3,508,939
Cash and cash equivalents	43,394	58,903
Accounts receivable, net	41,317	38,455
Goodwill	385,878	601,878
Intangible assets, net	342,291	364,630
Straight-line revenue receivable	62,137	41,323
Operating lease right-of-use assets, net	86,212	80,271
Other assets	83,762	38,900
Investment in unconsolidated entities	38,990	64,223
Deferred income tax assets, net	33,444	11,721
Total Assets	$4,811,006	$4,809,243
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$137,019	$86,868
Settlement payable (Note 13)	248,117	239,384
Intangible liabilities, net	169,765	177,786
Accrued interest payable	57,848	109,826
Deferred revenue	1,197,375	1,134,236
Derivative liability, net	822	10,413
Dividends payable	658	1,264
Operating lease liabilities	64,681	57,355
Finance lease obligations	15,569	15,348
Notes and other debt, net	5,179,327	5,090,537
Total liabilities	7,071,181	6,923,017

Commitments and contingencies (Note 13)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized; issued and outstanding: 235,741 shares at September 30, 2022 and 234,779 at December 31, 2021	24	23
Additional paid-in capital	1,227,905	1,214,830
Accumulated other comprehensive loss	(688)	(9,164)
Distributions in excess of accumulated earnings	(3,489,718)	(3,333,481)
Total Uniti shareholders' deficit	(2,262,477)	(2,127,792)
Noncontrolling interests:
Operating partnership units	2,052	13,893
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	125
Total shareholders' deficit	(2,260,175)	(2,113,774)
Total Liabilities and Shareholders' Deficit	$4,811,006	$4,809,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2022	2021	2022	2021
Revenues:
Leasing	$208,623	$199,485	$618,878	$590,478
Fiber Infrastructure	74,480	67,262	226,234	217,035
Total revenues	283,103	266,747	845,112	807,513
Costs and Expenses:
Interest expense, net	97,731	94,793	290,280	341,762
Depreciation and amortization	73,516	70,530	217,276	211,165
General and administrative expense	26,863	25,077	75,818	75,800
Operating expense (exclusive of depreciation and amortization)	36,291	34,167	108,184	105,436
Goodwill impairment (Note 2)	216,000	—	216,000	—
Transaction related and other costs	2,375	1,063	7,324	5,624
Gain on sale of real estate	(94)	—	(344)	(442)
Gain on sale of operations	(176)	—	(176)	(28,143)
Other (income) expense, net	74	283	(8,254)	8,758
Total costs and expenses	452,580	225,913	906,108	719,960

(Loss) income before income taxes and equity in earnings from unconsolidated entities	(169,477)	40,834	(60,996)	87,553
Income tax (benefit) expense	(13,056)	(2,244)	(10,183)	283
Equity in earnings from unconsolidated entities	(672)	(604)	(1,696)	(1,549)
Net (loss) income	(155,749)	43,682	(49,117)	88,819
Net (loss) income attributable to noncontrolling interests	(70)	316	135	984
Net (loss) income attributable to shareholders	(155,679)	43,366	(49,252)	87,835
Participating securities' share in earnings	(226)	(283)	(897)	(864)
Dividends declared on convertible preferred stock	(5)	(3)	(15)	(8)
Net (loss) income attributable to common shareholders	$(155,910)	$43,080	$(50,164)	$86,963

(Loss) income per common share:
Basic	$(0.66)	$0.18	$(0.21)	$0.37
Diluted	$(0.66)	$0.17	$(0.21)	$0.37

Weighted-average number of common shares outstanding:
Basic	235,739	233,513	235,483	232,269
Diluted	235,739	264,421	235,483	232,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Net (loss) income	$(155,749)	$43,682	$(49,117)	$88,819
Other comprehensive income:
Interest rate swap termination	2,829	2,830	8,488	8,488
Other comprehensive income	2,829	2,830	8,488	8,488
Comprehensive (loss) income	(152,920)	46,512	(40,629)	97,307
Comprehensive (loss) income attributable to noncontrolling interest	(69)	338	147	1,089
Comprehensive (loss) income attributable to shareholders	$(152,851)	$46,174	$(40,776)	$96,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited)

	For the Three Months Ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	—	$—	231,804,921	$23	$1,153,707	$(14,792)	$(3,341,371)	$68,868	$125	$(2,133,440)
Net income	—	—	—	—	—	—	43,366	316	—	43,682
Other comprehensive income	—	—	—	—	—	2,808	—	22	—	2,830
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,681)	—	—	(35,681)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(141)	—	(141)
Exchange of noncontrolling interest	—	—	2,528,199	—	50,395	—	—	(50,395)	—	—
Payments related to tax withholding for stock-based compensation	—	—	—	—	(10)	—	—	—	—	(10)
Stock-based compensation	—	—	123,050	—	4,166	—	—	—	—	4,166
Issuance of common stock - employee stock purchase plan	—	—	39,186	—	353	—	—	—	—	353
Balance at September 30 2021	—	—	234,495,356	23	1,208,611	(11,984)	(3,333,686)	18,670	125	(2,118,241)

Balance at June 30, 2022	—	$—	235,699,513	$24	$1,224,427	$(3,516)	$(3,298,455)	$2,072	$250	$(2,075,198)
Net loss	—	—	—	—	—	—	(155,679)	(70)	—	(155,749)
Other comprehensive income	—	—	—	—	—	2,828	—	1	—	2,829
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,584)	—	—	(35,584)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	49	—	49
Payments related to tax withholding for stock-based compensation	—	—	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	1,201	—	3,151	—	—	—	—	3,151
Issuance of common stock - employee stock purchase plan	—	—	40,530	—	325	—	—	—	—	325
Balance at September 30, 2022	—	—	235,741,244	24	1,227,905	(688)	(3,489,718)	2,052	250	(2,260,175)

	For the Nine Months Ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	231,261,958	$23	$1,209,141	$(20,367)	$(3,330,455)	$69,157	$125	$(2,072,376)
Cumulative effect adjustment for adoption of new accounting standard	—	—	—	—	(59,908)	—	14,598	—	—	(45,310)
Net income	—	—	—	—	—	—	87,835	984	—	88,819
Other comprehensive income	—	—	—	—	—	8,383	—	105	—	8,488
Common stock dividends declared ($0.45 per share)	—	—	—	—	—	—	(105,664)	—	—	(105,664)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(1,181)	—	(1,181)
Exchange of noncontrolling interest	—	—	2,528,199	—	50,395	—	—	(50,395)	—	—
Payments related to tax withholding for stock-based compensation	—	—	—	—	(2,652)	—	—	—	—	(2,652)
Stock-based compensation	—	—	630,249	—	10,963	—	—	—	—	10,963
Issuance of common stock - employee stock purchase plan	—	—	74,950	—	672	—	—	—	—	672
Balance at September 30 2021	—	—	234,495,356	23	1,208,611	(11,984)	(3,333,686)	18,670	125	(2,118,241)

Balance at December 31, 2021	—	$—	234,779,247	$23	$1,214,830	$(9,164)	$(3,333,481)	$13,893	$125	$(2,113,774)
Net (loss) income	—	—	—	—	—	—	(49,252)	135	—	(49,117)
Other comprehensive income	—	—	—	—	—	8,476	—	12	—	8,488
Common stock dividends declared ($0.45 per share)	—	—	—	—	—	—	(106,860)	—	—	(106,860)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(111)	—	(111)
Cumulative non-voting convertible preferred stock	—	—	—	—	—	—	(125)	—	125	—
Exchange of noncontrolling interest	—	—	244,682	—	7,257	—	—	(11,877)	—	(4,620)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4,434)	—	—	—	—	(4,434)
Stock-based compensation	—	—	647,461	1	9,663	—	—	—	—	9,664
Issuance of common stock - employee stock purchase plan	—	—	69,854	—	589	—	—	—	—	589
Balance at September 30, 2022	—	—	235,741,244	24	1,227,905	(688)	(3,489,718)	2,052	250	(2,260,175)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(Thousands)	2022	2021
Cash flow from operating activities
Net (loss) income	$(49,117)	$88,819
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	217,276	211,165
Amortization of deferred financing costs and debt discount	13,510	13,723
Loss on debt extinguishment	—	43,369
Interest rate swap termination	8,488	8,488
Deferred income taxes	(21,723)	(2,270)
Equity in earnings of unconsolidated entities	(1,696)	(1,549)
Distributions of cumulative earnings from unconsolidated entities	2,959	2,933
Cash paid for interest rate swap settlement	(9,591)	(9,291)
Straight-line revenues and amortization of below-market lease intangibles	(31,066)	(22,455)
Stock-based compensation	9,664	10,963
Change in fair value of contingent consideration	—	21
Goodwill impairment (see Note 2)	216,000	—
Gain on sale of unconsolidated entity (see Note 5)	(7,923)	—
Gain on sale of real estate	(344)	(442)
Gain on sale of operations	(176)	(28,143)
Loss (gain) on asset disposals	902	(232)
Accretion of settlement obligation	8,733	13,006
Other	(126)	97
Changes in assets and liabilities:
Accounts receivable	(2,863)	23,938
Other assets	7,756	(150)
Accounts payable, accrued expenses and other liabilities	(75,556)	1,363
Net cash provided by operating activities	285,107	353,353
Cash flow from investing activities
Capital expenditures	(292,666)	(276,010)
Proceeds from sale of unconsolidated entity (see Note 5)	32,527	—
Proceeds from sale of real estate, net of cash	575	1,034
Proceeds from sale of operations	541	62,113
Proceeds from sale of other equipment	338	1,143
Net cash used in investing activities	(258,685)	(211,720)
Cash flow from financing activities
Repayment of debt	—	(1,660,000)
Proceeds from issuance of notes	—	1,680,000
Dividends paid	(107,362)	(105,941)
Payments of settlement payable	—	(73,516)
Payments of contingent consideration	—	(2,979)
Distributions paid to noncontrolling interest	(217)	(1,700)
Payment for exchange of noncontrolling interest	(4,620)	—
Borrowings under revolving credit facility	180,000	290,000
Payments under revolving credit facility	(105,000)	(220,000)
Finance lease payments	(887)	(1,745)
Payments for financing costs	—	(25,755)
Payment of tender premium	—	(25,800)
Employee stock purchase program	589	672
Payments related to tax withholding for stock-based compensation	(4,434)	(2,652)
Net cash used in financing activities	(41,931)	(149,416)

Net increase in cash and cash equivalents	(15,509)	(7,783)
Cash and cash equivalents at beginning of period	58,903	77,534
Cash and cash equivalents at end of period	$43,394	$69,751

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$12,751	$22,586
Tenant capital improvements	120,239	140,996

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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of September 30, 2022, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership.
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
Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. Revenue under the Windstream Leases provided 66.4% and 67.6% of our revenue for the nine months ended September 30, 2022 and 2021, respectively. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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

Goodwill—As of September 30, 2022 and December 31, 2021, all of our goodwill is included in our Fiber Infrastructure segment. Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis during the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). On the occurrence of a Triggering Event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit must be compared with its carrying value.

In performing the quantitative assessment of goodwill, we estimate the fair value of our fiber reporting unit using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses, and acquisition multiples paid in recent transactions. Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which include expected revenue and expense growth rates, capital expenditure plans and discount rate. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment in future periods. Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased interest rates, impacting our discount rate. For example, if we were to experience a significant delay in our permitting process in the construction of our fiber networks, the timing of effected cash flows could impact long term growth rates and negatively impact the income approach, leading to potential impairment. As a result, should our expectations of average projected revenue growth percentage, average projected EBITDA margin percentage and/or average projected capital expenditures as a percentage of revenue change, we may experience future impairment to goodwill (while other assumptions remain constant). Furthermore, a deterioration in market factors such as stock prices or increased interest rates and/or declines in acquisition multiples utilized in the market approach could affect the likelihood and amount of potential impairment. We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each methodology in the determination of the concluded fair value. If the carrying amount of a reporting unit's net assets is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of (Loss) Income not to exceed the carrying amount of goodwill.

In connection with the preparation of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022, the Company identified a Triggering Event and, therefore, performed a qualitative and quantitative goodwill impairment test. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates, impacting our discount rate. As a result of this interim assessment of goodwill, we concluded that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, is less than its carrying amount. Accordingly, we recorded a $216.0 million goodwill impairment charge in the Fiber Infrastructure reporting unit during the three months ended September 30, 2022.
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

Note 3. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$19,969	$19,381	$59,344	$67,404
Enterprise and wholesale	21,423	20,863	63,359	63,190
E-Rate and government	15,245	13,505	48,026	48,795
Other	703	839	2,076	2,479
Fiber Infrastructure	$57,340	$54,588	$172,805	$181,868
Leasing	1,201	1,070	3,553	3,237
Total revenue from contracts with customers	58,541	55,658	176,358	185,105
Revenue accounted for under leasing guidance
Leasing	207,422	198,415	615,325	587,241
Fiber Infrastructure	17,140	12,674	53,429	35,167
Total revenue accounted for under leasing guidance	224,562	211,089	668,754	622,408
Total revenue	$283,103	$266,747	$845,112	$807,513
At September 30, 2022 and December 31, 2021, lease receivables were $23.8 million and $19.4 million, respectively, and receivables from contracts with customers were $17.2 million and $14.7 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and nine months ended September 30, 2022, we recognized revenues of $2.6 million and $5.6 million, respectively, which was included in the December 31, 2021 contract liabilities balance.
The following table provides information about contract assets and contract liabilities accounted for under ASC 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2021	$4,066	$9,099
Balance at September 30, 2022	$391	$11,061

Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of September 30, 2022, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $564.2 million, of which $464.1 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.4 years, while $100.1 million represents our backlog for sales bookings which have yet to be installed and have an average contract term of 6.0 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the three and nine months ended September 30, 2022 and 2021, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Lease income - operating leases	$224,562	$211,089	$668,754	$622,408
Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of September 30, 2022 are as follows:

(Thousands)	September 30, 2022⁽¹⁾
2022	$191,496
2023	777,937
2024	784,400
2025	785,568
2026	787,169
Thereafter	3,066,497
Total lease receivables	$6,393,067
(1) Total future minimum lease payments to be received include $5.5 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	September 30, 2022	December 31, 2021
Land	$26,550	$26,593
Building and improvements	344,836	343,624
Poles	293,504	281,130
Fiber	3,465,878	3,278,276
Equipment	428	428
Copper	3,955,180	3,918,281
Conduit	89,925	89,859
Tower assets	1,397	1,397
Finance lease assets	28,126	28,126
Other assets	10,434	10,649
	8,216,258	7,978,363
Less: accumulated depreciation	(5,502,245)	(5,391,479)
Underlying assets under operating leases, net	$2,714,013	$2,586,884
Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and nine months ended September 30, 2022 and 2021, respectively, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Depreciation expense for underlying assets under operating leases	$44,127	$44,763	$130,858	$134,783
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
As of September 30, 2022, we have short term lease commitments amounting to approximately $2.8 million.
Future lease payments under non-cancellable leases as of September 30, 2022 are as follows:

(Thousands)	Operating Leases	Finance Leases
2022	$4,079	$625
2023	15,588	2,497
2024	13,201	2,307
2025	10,529	2,254
2026	7,739	2,254
Thereafter	47,463	14,878
Total undiscounted lease payments	$98,599	$24,815
Less: imputed interest	(33,918)	(9,246)
Total lease liabilities	$64,681	$15,569

Note 5. Investments in Unconsolidated Entities
Fiber Holdings
BB Fiber Holdings LLC (“Fiber Holdings”) was primarily established to develop fiber networks as real estate property for long-term investment. On July 1, 2020, the Company completed the sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”). Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner. Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco. The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings, an equity method unconsolidated entity, was approximately $39.0 million as of September 30, 2022. The Company has not provided financial support to Fiber Holdings.
Harmoni
On June 21, 2022, the Company completed the sale of its investment in Harmoni Towers LP (“Harmoni”) to Palistar Communications Infrastructure GP LLC, our partner in the investment, for total cash consideration of $32.5 million. As a result of the transaction, during the second quarter of 2022 we recorded a pre-tax gain of $7.9 million within other income (expense), net and $6.7 million of income tax expense within our Condensed Consolidated Statements of Income.
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

The following table summarizes the fair value of our financial instruments at September 30, 2022 and December 31, 2021:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2022
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,198,565	$—	$2,198,565	$—
Senior secured notes - 4.75%, due April 15, 2028	451,640	—	451,640	—
Senior unsecured notes - 6.50% , due February 15, 2029	748,728	—	748,728	—
Senior unsecured notes - 6.00%, due January 15, 2030	447,965	—	447,965	—
Exchangeable senior notes - 4.00%, due June 15, 2024	316,517	—	316,517	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	274,972	—	274,972	—
Settlement payable	235,225	—	235,225	—
Derivative liability, net	822	—	822	—
Total	$4,674,434	$—	$4,674,434	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2021
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,351,576	$—	$2,351,576	$—
Senior secured notes - 4.75%, due April 15, 2028	560,857	—	560,857	—
Senior unsecured notes - 6.50% , due February 15, 2029	1,087,844	—	1,087,844	—
Senior unsecured notes - 6.00%, due January 15, 2030	659,992	—	659,992	—
Exchangeable senior notes - 4.00%, due June 15, 2024	453,104	—	453,104	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	199,980	—	199,980	—
Settlement payable	254,725	—	254,725	—
Derivative liability, net	10,413	—	10,413	—
Total	$5,578,491	$—	$5,578,491	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our outstanding notes and other debt was $5.25 billion at September 30, 2022, with a fair value of $4.44 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative assets and liabilities are carried at fair value. See Note 8. The fair value of an interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti’s own non-performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative assets and liabilities fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative assets and liabilities valuation in Level 2 of the fair value hierarchy.
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
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). See Note 13. The Settlement Payable was recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. As of September 30, 2022, the remaining Settlement Payable is $248.1 million and is reported on our Condensed Consolidated Balance Sheets. There have been no changes in the valuation methodologies used since the initial recording.
Note 7. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	September 30, 2022	December 31, 2021
Land	Indefinite	$28,678	$28,449
Building and improvements	3 - 40 years	361,592	359,980
Poles	30 years	293,504	281,130
Fiber	30 years	4,354,532	4,107,519
Equipment	5 - 7 years	375,340	331,761
Copper	20 years	3,955,180	3,918,281
Conduit	30 years	89,925	89,859
Tower assets	20 years	8,544	8,544
Finance lease assets	(1)	73,203	72,284
Other assets	15 - 20 years	10,451	10,652
Corporate assets	3 - 7 years	14,775	14,326
Construction in progress	(1)	40,141	27,366
		9,605,865	9,250,151
Less accumulated depreciation		(5,912,284)	(5,741,212)
Net property, plant and equipment		$3,693,581	$3,508,939
(1) See our Annual Report for property, plant and equipment accounting policies.
Depreciation expense for the three and nine months ended September 30, 2022 was $66.1 million and $194.9 million, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $65.7 million and $196.8 million, respectively.
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
The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Condensed Consolidated Balance Sheets. The following tables present the gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of September 30, 2022 and December 31, 2021:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At September 30, 2022
Assets
Interest rate swaps	$1,278	$(1,278)	$—
Total	$1,278	$(1,278)	$—

Liabilities
Interest rate swaps	$2,100	$(1,278)	$822
Total	$2,100	$(1,278)	$822

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Condensed Consolidated Balance Sheets
At December 31, 2021
Assets
Interest rate swaps	$10,788	$(10,788)	$—
Total	$10,788	$(10,788)	$—

Liabilities
Interest rate swaps	$21,201	$(10,788)	$10,413
Total	$21,201	$(10,788)	$10,413
The following table summarizes the fair value and the presentation in our Condensed Consolidated Balance Sheets:

(Thousands)	Location on Condensed Consolidated Balance Sheets	September 30, 2022	December 31, 2021
Interest rate swaps	Derivative liability, net	$822	$10,413
As of September 30, 2022, the interest rate swaps were valued in net unrealized loss positions and recognized as liability balances within derivative liability, net in our Condensed Consolidated Balance Sheets. As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 was $2.8 million and $8.5 million, respectively. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 was $2.8 million and $8.5 million, respectively.
During the next twelve months, beginning October 1, 2022, we estimate that $0.8 million will be reclassified as an increase to interest expense.
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

Note 9. Goodwill and Intangible Assets and Liabilities
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2022 are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2021	$601,878	$601,878
Goodwill impairment (Note 2)	(216,000)	$(216,000)
Goodwill at September 30, 2022	$385,878	$385,878

(Thousands)	September 30, 2022		December 31, 2021
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(123,012)	$416,104	$(105,861)
Contracts	52,536	(13,134)	52,536	(8,209)
Underlying Rights	10,497	(700)	10,497	(437)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(136,846)		(114,507)
Total intangible assets, net	$342,291		$364,630

Finite life intangible liabilities:
Below-market leases	$191,154	(21,389)	$191,154	(13,368)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(21,389)		(13,368)
Total intangible liabilities, net	$169,765		$177,786
As of September 30, 2022, the remaining weighted average amortization period of the Company’s intangible assets was 14.4 years.
Amortization expense for the three and nine months ended September 30, 2022 was $7.5 million and $22.3 million, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $4.8 million and $14.3 million, respectively. Amortization expense is estimated to be $29.8 million for the full year of 2022, $29.8 million in 2023, $29.7 million in 2024, $29.7 million in 2025, and $29.7 million for 2026.
We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three and nine months ended September 30, 2022 was $2.7 million and $8.0 million. During the three and nine months ended September 30, 2021, $2.7 million and $8.0 million was recorded as a benefit to amortization expense, and subsequently reclassified to revenue during the fourth quarter of 2021. As of September 30, 2022, the remaining weighted average amortization period of the Company’s intangible liabilities was 17.2 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2022, $10.7 million in 2023, $10.7 million in 2024, $10.7 million in 2025, and $10.7 million in 2026.
Note 10. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.

Notes and other debt are as follows:

(Thousands)	September 30, 2022	December 31, 2021
Principal amount	$5,250,000	$5,175,000
Less unamortized discount, premium and debt issuance costs	(70,673)	(84,463)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,179,327	$5,090,537
Notes and other debt at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022		December 31, 2021
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	$2,250,000	$(24,604)	$2,250,000	$(31,411)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(7,968)	570,000	(8,886)
Senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	345,000	(4,376)	345,000	(6,187)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(18,840)	1,110,000	(20,797)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(10,831)	700,000	(11,689)
Senior secured revolving credit facility, variable rate, due December 10, 2024	275,000	(4,054)	200,000	(5,493)
Total	$5,250,000	$(70,673)	$5,175,000	$(84,463)
At September 30, 2022, notes and other debt included the following: (i) $275.0 million under the Revolving Credit Facility (as defined below) pursuant to the credit agreement by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (the “Borrowers”), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $2.25 billion aggregate principal amount of 7.875% Senior Secured Notes due 2025 (the “2025 Secured Notes”); (iii) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due 2028 (the “2028 Secured Notes”); (iv) $1.11 billion aggregate principal amount of 6.50% Senior Notes due February 15, 2029 (the “2029 Notes”); and (v) $345.0 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”); and (vi) $700.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes” and collectively with the 2025 Secured Notes, the 2028 Secured Notes, the 2029 Notes and the Exchangeable Notes, the “Notes”). The terms of the Notes are as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2022, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2022, we recognized $4.4 million and $13.0 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and nine months ended September 30, 2021, we recognized $4.2 million and $12.4 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.
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
The dilutive effect of the Exchangeable Notes is calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method. During the three and nine months ended September 30, 2022 and 2021, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2022	2021	2022	2021
Basic earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(155,679)	$43,366	$(49,252)	$87,835
Less: Income allocated to participating securities	(226)	(283)	(897)	(864)
Dividends declared on convertible preferred stock	(5)	(3)	(15)	(8)
Net (loss) income attributable to common shares	$(155,910)	$43,080	$(50,164)	$86,963
Denominator:
Basic weighted-average common shares outstanding	235,739	233,513	235,483	232,269
Basic (loss) earnings per common share	$(0.66)	$0.18	$(0.21)	$0.37

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2022	2021	2022	2021
Diluted earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(155,679)	$43,366	$(49,252)	$87,835
Less: Income allocated to participating securities	(226)	(283)	(897)	(864)
Dividends declared on convertible preferred stock	(5)	(3)	(15)	(8)
Impact on if-converted dilutive securities	—	2,984	—	—
Net (loss) income attributable to common shares	$(155,910)	$46,064	$(50,164)	$86,963
Denominator:
Basic weighted-average common shares outstanding	235,739	233,513	235,483	232,269
Effect of dilutive non-participating securities	—	338	—	271
Impact on if-converted dilutive securities	—	30,570	—	—
Weighted-average shares for dilutive earnings per common share	235,739	264,421	235,483	232,540
Dilutive (loss) earnings per common share	$(0.66)	$0.17	$(0.21)	$0.37
For the three and nine months ended September 30, 2022, 847,147 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2022, 31,691,390 potential common shares related to the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the nine months ended September 30, 2021, 30,569,588 potential common shares related to the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.
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

Selected financial data related to our segments is presented below for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$208,623	74,480	$—	$283,103

Adjusted EBITDA	$203,209	28,586	(6,742)	$225,053
Less:
Interest expense				97,731
Depreciation and amortization	43,121	30,370	25	73,516
Transaction related and other costs				2,375
Gain on sale of real estate				(94)
Gain on sale of operations				(176)
Goodwill impairment				216,000
Other, net				600
Stock-based compensation				3,151
Income tax benefit				(13,056)
Adjustments for equity in earnings from unconsolidated entities				755
Net loss				$(155,749)

	Three Months Ended September 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$199,485	$67,262	$—	$266,747

Adjusted EBITDA	$194,303	$27,556	$(4,632)	$217,227
Less:
Interest expense				94,793
Depreciation and amortization	41,432	29,036	62	70,530
Transaction related and other costs				1,063
Gain on sale of real estate				—
Gain on sale of operations				—
Other, net				4,472
Stock-based compensation				4,166
Income tax benefit				(2,244)
Adjustments for equity in earnings from unconsolidated entities				765
Net income				$43,682

	Nine Months Ended September 30, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	618,878	226,234	$—	$845,112

Adjusted EBITDA	602,531	93,628	(19,153)	$677,006
Less:
Interest expense				290,280
Depreciation and amortization	127,738	89,440	98	217,276
Transaction related and other costs				7,324
Gain on sale of real estate				(344)
Gain on sale of operations				(176)
Goodwill impairment				216,000
Other, net				(6,534)
Stock-based compensation				9,664
Income tax benefit				(10,183)
Adjustments for equity in earnings from unconsolidated entities				2,816
Net loss				$(49,117)

	Nine Months Ended September 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$590,478	$217,035	$—	$807,513

Adjusted EBITDA	$577,937	$86,716	$(17,444)	$647,209
Less:
Interest expense				341,762
Depreciation and amortization	124,132	86,838	195	211,165
Transaction related and other costs				5,624
Gain on sale of real estate				(442)
Gain on sale of operations				(28,143)
Other, net				14,569
Stock-based compensation				10,963
Income tax expense				283
Adjustments for equity in earnings from unconsolidated entities				2,609
Net income				$88,819
Note 13. Commitments and Contingencies
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Windstream Commitments
Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). On October 14, 2021, the Company prepaid four installments for a total of $92.9 million. As of September 30, 2022, the Company has made payments totaling $215.4 million.
Further, we are obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020, $225 million in 2021, and are limited to $225 million per year in 2022 through 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year. During the nine months ended September 30, 2022, Uniti reimbursed $158.1 million of Growth Capital Improvements, of which $30.6 million represented the reimbursement of capital improvements completed in 2021 that were previously classified as tenant funded capital improvements. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive. This lease incentive, which is $0.8 million and reported within other assets on our Condensed Consolidated Balance Sheets as of September 30, 2022, will be amortized as a reduction to revenue over the initial term of the Windstream Leases.
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
Other Litigation
On July 3, 2019, SLF Holdings, LLC (“SLF”) filed a complaint against the Company, Uniti Fiber, and certain current and former officers of the Company (collectively, the “Defendants”) in the United States District Court for the Southern District of Alabama, in connection with Uniti Fiber’s purchase of Southern Light, LLC from SLF in July 2017. The complaint asserted claims for fraud and conspiracy, as well as claims under federal and Alabama securities laws, alleging that Defendants improperly failed to disclose to SLF the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream. On September 26, 2019, the action was transferred to United States District Court for the District of Delaware. On November 18, 2019, SLF filed an amended complaint, adding allegations that Defendants also failed to fully disclose the risk that the Master Lease purportedly could be recharacterized as a financing instead of a

“true lease.” The amended complaint sought compensatory and punitive damages, as well as reformation of the purchase agreement for the sale. On December 18, 2019, Defendants moved to dismiss the amended complaint in its entirety. On November 4, 2020, the court granted the Defendants’ motion and dismissed SLF’s amended complaint, in its entirety, with prejudice. On December 1, 2020, SLF filed a notice of appeal to the United States Court of Appeals for the Third Circuit from the district court’s dismissal order. On August 17, 2022, the Court of Appeals for the Third Circuit denied SLF's appeal. We have evaluated this matter under the guidance provided by ASC 450, Contingencies (“ASC 450”), and as of the date of this Quarterly Report on Form 10-Q, we consider a loss not to be probable and are unable to estimate a reasonably possible range of loss; therefore, we have not recorded any liabilities associated with these claims in our Condensed Consolidated Balance Sheets.

Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws based on claims similar to those asserted in the SLF Action. On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation (the “Class Action”). On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the Class Action. The consolidated amended complaint seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019. The Class Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose, among other things, the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.” The Class Action seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. On July 10, 2020, defendants moved to dismiss the consolidated amended complaint. On April 1, 2021, the court issued an order denying defendants’ motion to dismiss. On April 15, 2021, defendants filed a motion for reconsideration of the order or, in the alternative, for certification of an appeal of the decision to the Eighth Circuit. On October 25, 2021, plaintiffs filed a motion for class certification, which defendants opposed. On December 22, 2021, the court issued an order denying defendants’ motion for reconsideration or, in the alternative, certification of an appeal. On March 25, 2022, the parties reached an agreement to settle the Class Action, on behalf of a settlement class, for $38.9 million, to be funded entirely by the Company’s insurance carriers. On June 17, 2022, the parties signed a stipulation of settlement and plaintiffs moved for preliminary approval of the settlement. The court granted preliminary approval on July 20, 2022. The settlement remains subject to final court approval. In accordance with ASC 450, we recorded $38.9 million of settlement expense within general and administrative expense within our Condensed Consolidated Statements of Income during the first quarter of 2022 and accounts payable, accrued expenses and other liabilities, net within our Condensed Consolidated Balance Sheets as of September 30, 2022. Additionally, we recorded the probable insurance recovery of $38.9 million as a reduction to general and administrative expense during the first quarter of 2022 within our Condensed Consolidated Statements of Income, and other assets within Condensed Consolidated Balance Sheets as of September 30, 2022.
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
Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2022.
Note 14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component is as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Cash flow hedge changes in fair value:
Balance at beginning of period attributable to shareholders	$(30,353)	$(30,353)	$(30,353)	$(30,353)
Balance at end of period attributable to shareholders	(30,353)	(30,353)	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to shareholders	26,837	15,561	21,189	9,986
Amounts reclassified from accumulated other comprehensive income	2,829	2,830	8,488	8,488
Balance at end of period	29,666	18,391	29,677	18,474
Less: Other comprehensive income attributable to noncontrolling interest	$1	22	12	105
Balance at end of period attributable to shareholders	29,665	18,369	29,665	18,369
Accumulated other comprehensive loss at end of period	$(688)	$(11,984)	$(688)	$(11,984)
Note 15. Capital Stock
The limited partner equity interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. No OP Units held by third parties were exchanged during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company exchanged 591,349 OP Units held by third parties, of which 244,683 OP Units were exchanged for an equal number of common shares of the Company and 346,667 OP Units were exchanged for cash consideration of $4.6 million, representing approximately 85% of the OP Units held by third parties with a carrying value of $11.9 million as of the exchange dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2022. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2022, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 22, 2022 (the “Annual Report”).
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
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of September 30, 2022, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
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

Results of Operations
Comparison of the three months ended September 30, 2022 and 2021
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$208,623	73.7%	$199,485	74.8%
Fiber Infrastructure	74,480	26.3%	67,262	25.2%
Total revenues	283,103	100.0%	266,747	100.0%
Costs and Expenses:
Interest expense, net	97,731	34.5%	94,793	35.6%
Depreciation and amortization	73,516	26.1%	70,530	26.4%
General and administrative expense	26,863	9.5%	25,077	9.4%
Operating expense (exclusive of depreciation and amortization)	36,291	12.8%	34,167	12.8%
Goodwill impairment	216,000	76.3%	—	—%
Transaction related and other costs	2,375	0.8%	1,063	0.4%
Gain on sale of real estate	(94)	0.0%	—	—%
Gain on sale of operations	(176)	(0.1%)	—	—%
Other (income) expense, net	74	0.0%	283	0.1%
Total costs and expenses	452,580	159.9%	225,913	84.7%
(Loss) income before income taxes and equity in earnings from unconsolidated entities	(169,477)	(59.8)%	40,834	15.3%
Income tax (benefit) expense	(13,056)	(4.6%)	(2,244)	(0.9%)
Equity in earnings from unconsolidated entities	(672)	(0.2%)	(604)	(0.2%)
Net (loss) income	(155,749)	(55.0%)	43,682	16.4%
Net (loss) income attributable to noncontrolling interests	(70)	0.0%	316	0.1%
Net (loss) income attributable to shareholders	(155,679)	(55.0)%	43,366	16.3%
Participating securities' share in earnings	(226)	(0.1%)	(283)	(0.1%)
Dividends declared on convertible preferred stock	(5)	0.0%	(3)	0.0%
Net (loss) income attributable to common shareholders	$(155,910)	(55.1)%	$43,080	16.2%

The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$208,623	$74,480	$—	$283,103

Adjusted EBITDA	$203,209	$28,586	$(6,742)	$225,053
Less:
Interest expense				97,731
Depreciation and amortization	43,121	30,370	25	73,516
Gain on sale of real estate				(94)
Gain on sale of operations				(176)
Goodwill impairment				216,000
Other, net				600
Transaction related and other costs				2,375
Stock-based compensation				3,151
Income tax benefit				(13,056)
Adjustments for equity in earnings from unconsolidated entities				755
Net loss				$(155,749)

	Three Months Ended September 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$199,485	$67,262	$—	$266,747

Adjusted EBITDA	$194,303	$27,556	$(4,632)	$217,227
Less:
Interest expense				94,793
Depreciation and amortization	41,432	29,036	62	70,530
Other, net				4,472
Transaction related and other costs				1,063
Gain on sale of real estate				—
Gain on sale of operations				—
Stock-based compensation				4,166
Income tax benefit				(2,244)
Adjustments for equity in earnings from unconsolidated entities				765
Net income				$43,682

Summary of Operating Metrics

	Operating Metrics
	September 30,
	2022	2021	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	5,140,000	4,890,000	5.1%
Copper strand miles	230,000	230,000	0.0%
Fiber Infrastructure:
Fiber strand miles	2,840,000	2,590,000	9.7%
Customer connections	27,615	25,897	6.6%
Revenues

	Three Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$208,623	73.7%	$199,485	74.8%
Fiber Infrastructure	74,480	26.3%	67,262	25.2%
Total revenues	$283,103	100.0%	$266,747	100.0%
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

	Three Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$167,500	80.3%	$166,666	83.5%
GCI revenue	3,914	1.9%	—	—%
Total cash revenue	171,414	82.2%	166,666	83.5%
Non-cash revenue
TCI revenue	10,939	5.2%	9,929	5.0%
GCI revenue	3,624	1.7%	3,505	1.8%
Other straight-line revenue	2,241	1.1%	3,085	1.5%
Total non-cash revenue	16,804	8.0%	16,519	8.3%
Total Windstream revenue	188,218	90.2%	183,185	91.8%
Other services	20,405	9.8%	16,300	8.2%
Total Leasing revenues	$208,623	100.0%	$199,485	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. As of September 30, 2022 and 2021, the total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $1.1 billion and $986.7 million, respectively.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the three months ended September 30, 2022, Uniti reimbursed $66.4 million of Growth Capital Improvements. Subsequent to September 30, 2022, Windstream requested, and we reimbursed $27.4 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $491.7 million of Growth Capital Improvements.
We recognized $20.4 million and $16.3 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements for the three months ended September 30, 2022 and 2021, respectively.
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
Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$19,969	26.8%	$19,381	28.8%
Enterprise and wholesale	21,423	28.8%	20,863	31.1%
E-Rate and government	15,245	20.5%	13,505	20.1%
Dark fiber and small cells	17,140	23.0%	12,674	18.8%
Other services	703	0.9%	839	1.2%
Total Fiber Infrastructure revenues	$74,480	100.0%	$67,262	100.0%

For the three months ended September 30, 2022, Fiber Infrastructure revenues totaled $74.5 million as compared to $67.3 million for the three months ended September 30, 2021. Fiber Infrastructure revenues increased $7.2 million, primarily due to an increase in one-time early termination revenues of $4.0 million within dark fiber and small cells revenues and an increase of $2.4 million within Enterprise and Wholesale revenues primarily due to increased customer connections.

Interest Expense, net

	Three Months Ended September 30,
(Thousands)	2022	2021	% Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$51,066	$49,691	1,375
Senior unsecured notes	31,988	32,176	(188)
Senior secured revolving credit facility - variable rate	3,539	2,210	1,329
Tender premium payment	—	—	—
Interest rate swap termination	2,829	2,829	—
Other	985	366	619
Total cash interest	90,407	87,272	3,135
Non-cash:
Amortization of deferred financing costs and debt discount	4,495	4,352	143
Write off of deferred financing costs and debt discount	—	—	—
Accretion of settlement payable	2,946	4,117	(1,171)
Capitalized interest	(117)	(948)	831
Total non-cash interest	7,324	7,521	(197)
Total interest expense, net	$97,731	$94,793	$2,938
Interest expense for the three months ended September 30, 2022 increased $2.9 million compared to the three months ended September 30, 2021. The increase is primarily attributable to higher cash interest expense of $3.1 million, a $1.2 million decrease in accretion expense associated with the settlement payable, and a $0.8 million decrease in capitalized interest during the three months ended September 30, 2022.
Depreciation and Amortization Expense

	Three Months Ended September 30,
(Thousands)	2022	2021	% Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$41,392	$42,376	$(984)
Fiber Infrastructure	24,653	23,318	1,335
Corporate	25	62	(37)
Total depreciation expense	66,070	65,756	314
Amortization expense
Leasing	1,729	(944)	2,673
Fiber Infrastructure	5,717	5,718	(1)
Total amortization expense	7,446	4,774	2,672
Total depreciation and amortization expense	$73,516	$70,530	$2,986
Leasing – Leasing depreciation expense decreased $1.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease is primarily attributable to an increase in fully depreciated Windstream Distribution System assets of $1.1 million, partially offset by a $0.2 million increase related to asset additions since September 30, 2021. During the three months ended September 30, 2021, $2.7 million was recorded as a benefit to amortization expense, and subsequently reclassified to revenue during the fourth quarter of 2021.

Fiber Infrastructure – Fiber Infrastructure depreciation expense increased $1.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in depreciation expense is primarily attributable to asset additions since September 30, 2021.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$3,368	1.2%	$2,254	0.8%
Fiber Infrastructure	14,820	5.2%	13,427	5.1%
Corporate	8,675	3.1%	9,396	3.5%
Total general and administrative expenses	$26,863	9.5%	$25,077	9.4%
Leasing – Leasing general and administrative expense increased $1.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase is primarily attributable to a $0.7 million increase in personnel expenses driven by incremental customer growth, a $0.1 million increase in legal fees, and a $0.3 million increase in other operating expenses.
Fiber Infrastructure – Fiber Infrastructure general and administrative expense increased $1.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase is primarily attributable to a $0.5 million increase in advertising expenses, a $0.4 million increase in regulatory and professional fees, a $0.2 million increase in personnel expenses driven by incremental customer growth, and a $0.3 million increase in other operating expenses.
Corporate – Corporate general and administrative expense decreased $0.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease is primarily attributable to a $1.2 million decrease in personnel expenses, partially offset by a $0.2 million increase in computer software and maintenance expenses and a $0.1 increase in facility expenses.
Operating Expense
Operating expense for the three months ended September 30, 2022 increased by $2.1 million from the three months ended September 30, 2021. Operating expense for our reportable segments for the three months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Leasing	$4,679	1.7%	$5,184	1.9%
Fiber Infrastructure	31,612	11.1%	28,983	10.9%
Total operating expenses	$36,291	12.8%	$34,167	12.8%

Leasing – Leasing operating expense decreased $0.5 million for the three months ended September 30, 2022 and as compared to the three months ended September 30, 2021. The decrease is primarily driven by lower network related expenses of $0.6 million.
Fiber Infrastructure – Fiber Infrastructure operating expenses increased $2.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities. The increase in operating expenses is primarily attributable to increases in personnel expense of $1.2 million, dark fiber early termination fees of $0.6 million, property taxes of $0.4 million, and unsplicing expenses of $0.4 million.
Goodwill Impairment
As a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, we concluded that it was more likely than not that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, is less that its carrying amount. Accordingly, we recorded a $216.0 million goodwill impairment in the Fiber Infrastructure reporting unit during the three months ended September 30, 2022. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.
Transaction Related and Other Costs
Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our enterprise resource planning system. For the three months ended September 30, 2022, we incurred $2.4 million of transaction related and other costs, compared to $1.1 million of such costs during the three months ended September 30, 2021.
Income Tax Benefit
The income tax benefit recorded for the three months ended September 30, 2022 and 2021, respectively, is related to the tax impact of the following:

	Three Months Ended September 30,
(Thousands)	2022	2021
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(14,555)	$(3,476)
Gain on sale of operations	—	—
Gain on sale of unconsolidated entity	—	—
Other undistributed REIT taxable income	963	778
REIT state and local taxes	516	352
Other	20	102
Total income tax (benefit) expense	$(13,056)	$(2,244)
Comparison of the nine months ended September 30, 2022 and 2021
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Nine Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$618,878	73.2%	$590,478	73.1%
Fiber Infrastructure	226,234	26.8%	217,035	26.9%
Total revenues	845,112	100.0%	807,513	100.0%
Costs and Expenses:
Interest expense, net	290,280	34.3%	341,762	42.3%
Depreciation and amortization	217,276	25.7%	211,165	26.2%
General and administrative expense	75,818	8.9%	75,800	9.4%
Operating expense (exclusive of depreciation and amortization)	108,184	12.8%	105,436	13.1%
Goodwill impairment	216,000	25.6%	—	—%
Transaction related and other costs	7,324	0.9%	5,624	0.7%
Gain on sale of real estate	(344)	0.0%	(442)	(0.1)%
Gain on sale of operations	(176)	0.0%	(28,143)	(3.5)%
Other (income) expense, net	(8,254)	(1.0%)	8,758	1.1%
Total costs and expenses	906,108	107.2%	719,960	89.2%
(Loss) income before income taxes and equity in earnings from unconsolidated entities	(60,996)	(7.2)%	87,553	10.8%
Income tax (benefit) expense	(10,183)	(1.2%)	283	0.0%
Equity in earnings from unconsolidated entities	(1,696)	(0.2%)	(1,549)	(0.2%)
Net (loss) income	(49,117)	(5.8%)	88,819	11.0%
Net (loss) income attributable to noncontrolling interests	135	0.0%	984	0.1%
Net (loss) income attributable to shareholders	(49,252)	(5.8)%	87,835	10.9%
Participating securities' share in earnings	(897)	(0.1%)	(864)	(0.1%)
Dividends declared on convertible preferred stock	(15)	0.0%	(8)	0.0%
Net (loss) income attributable to common shareholders	$(50,164)	(5.9)%	$86,963	10.8%
The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$618,878	$226,234	$—	$845,112

Adjusted EBITDA	$602,531	$93,628	$(19,153)	$677,006
Less:
Interest expense				290,280
Depreciation and amortization	127,738	89,440	98	217,276
Gain on sale of real estate				(344)
Gain on sale of operations				(176)
Goodwill impairment				216,000
Other, net				(6,534)
Transaction related and other costs				7,324
Stock-based compensation				9,664
Income tax benefit				(10,183)
Adjustments for equity in earnings from unconsolidated entities				2,816
Net loss				$(49,117)

	Nine Months Ended September 30, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$590,478	$217,035	$—	$807,513

Adjusted EBITDA	$577,937	$86,716	$(17,444)	$647,209
Less:
Interest expense				341,762
Depreciation and amortization	124,132	86,838	195	211,165
Other, net				14,569
Transaction related and other costs				5,624
Gain on sale of real estate				(442)
Gain on sale of operations				(28,143)
Stock-based compensation				10,963
Income tax expense				283
Adjustments for equity in earnings from unconsolidated entities				2,609
Net income				$88,819

Revenues

	Nine Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$618,878	73.2%	$590,478	73.1%
Fiber Infrastructure	226,234	26.8%	217,035	26.9%
Total revenues	$845,112	100.0%	$807,513	100.0%
Leasing – Leasing revenues for the nine months ended September 30, 2022 and 2021 consisted of the following:

	Nine Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$501,390	81.0%	$498,896	84.5%
GCI revenue	8,734	1.4%	—	—%
Total cash revenue	510,124	82.4%	498,896	84.5%
Non-cash revenue
TCI revenue	32,010	5.2%	28,761	4.8%
GCI revenue	11,073	1.7%	7,730	1.3%
Other straight-line revenue	7,851	1.3%	10,394	1.8%
Total non-cash revenue	50,934	8.2%	46,885	7.9%
Total Windstream revenue	561,057	90.7%	545,780	92.4%
Other services	57,821	9.3%	44,697	7.6%
Total Leasing revenues	$618,878	100.0%	$590,478	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. As of September 30, 2022 and 2021, the total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $1.1 billion and $986.7 million, respectively.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the nine months ended September 30, 2022, Uniti reimbursed $158.1 million of Growth Capital Improvements. Subsequent to September 30, 2022, Windstream requested, and we reimbursed $27.4 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $491.7 million of Growth Capital Improvements.
We recognized $57.8 million and $44.7 million of revenues from non-Windstream triple-net leasing, dark fiber IRU arrangements, and other services for the nine months ended September 30, 2022 and 2021, respectively. The increase is primarily related to continued lease-up of our network to new customers.

Fiber Infrastructure – Fiber Infrastructure revenues for the nine months ended September 30, 2022 and 2021 consisted of the following:

	Nine Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$59,344	26.3%	$67,404	31.0%
Enterprise and wholesale	63,359	28.0%	63,190	29.1%
E-Rate and government	48,026	21.2%	48,795	22.5%
Dark fiber and small cells	53,429	23.6%	35,167	16.2%
Other services	2,076	0.9%	2,479	1.1%
Total Fiber Infrastructure revenues	$226,234	100.0%	$217,035	100.0%

For the nine months ended September 30, 2022, Fiber Infrastructure revenues totaled $226.2 million as compared to $217.0 million for the nine months ended September 30, 2021. Fiber Infrastructure revenues increased $9.2 million, primarily due to an increase in one-time early termination revenues of $16.3 million within dark fiber and small cells revenues, partially offset by an $8.1 million decrease in Lit backhaul service revenues, primarily driven by the sale of our Uniti Fiber Northeast operations on May 28, 2021 and lit-to-dark fiber conversions.

Interest Expense, net

	Nine Months Ended September 30,
(Thousands)	2022	2021	% Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$153,198	$156,550	(3,352)
Senior unsecured notes	95,963	99,438	(3,475)
Senior secured revolving credit facility - variable rate	9,018	7,095	1,923
Tender premium payment	—	20,541	(20,541)
Interest rate swap termination	8,488	8,488	—
Other	1,664	2,070	(406)
Total cash interest	268,331	294,182	(25,851)
Non-cash:
Amortization of deferred financing costs and debt discount	13,510	13,723	(213)
Write off of deferred financing costs and debt discount	—	22,828	(22,828)
Accretion of settlement payable	8,733	13,006	(4,273)
Capitalized interest	(294)	(1,977)	1,683
Total non-cash interest	21,949	47,580	(25,631)
Total interest expense, net	$290,280	$341,762	$(51,482)
Interest expense for the nine months ended September 30, 2022 decreased $51.5 million compared to the nine months ended September 30, 2021. The decrease is primarily attributable to (i) the 2021 issuance of the 2029 Notes used to fund the redemption of the 2023 Notes and the 2021 issuance of the 2028 Secured Notes used to fund the redemption of the 2023 Secured Notes, which collectively resulted in $20.5 million of tender premium payments and the write off of $22.8 million of deferred financing costs, during the nine months ended September 30, 2021 and (ii) lower cash interest expense of $5.3 million, primarily associated with the 2029 Notes and 2028 Notes financing transactions, and a $4.3 million decrease in accretion expense associated with the settlement payable during the nine months ended September 30, 2022.
Depreciation and Amortization Expense

	Nine Months Ended September 30,
(Thousands)	2022	2021	% Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$122,550	$126,965	$(4,415)
Fiber Infrastructure	72,290	69,684	2,606
Corporate	98	195	(97)
Total depreciation expense	194,938	196,844	(1,906)
Amortization expense
Leasing	5,188	(2,833)	8,021
Fiber Infrastructure	17,150	17,154	(4)
Total amortization expense	22,338	14,321	8,017
Total depreciation and amortization expense	$217,276	$211,165	$6,111
Leasing – Leasing depreciation expense decreased $4.4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease is primarily attributable to an increase in fully depreciated Windstream Distribution System assets of $5.2 million, partially offset by a $0.9 million increase in depreciation related to asset additions since September 30, 2021. During the nine months ended September 30, 2021, $8.0 million was recorded as a benefit to amortization expense, and subsequently reclassified to revenue during the fourth quarter of 2021.
Fiber Infrastructure – Fiber Infrastructure depreciation expense increased $2.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in depreciation expense is primarily attributable to asset additions since September 30, 2021.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Nine Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$9,907	1.1%	$7,436	0.9%
Fiber Infrastructure	40,603	4.9%	41,190	5.1%
Corporate	25,308	3.0%	27,174	3.4%
Total general and administrative expenses	$75,818	9.0%	$75,800	9.4%
Leasing – Leasing general and administrative expense increased $2.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily attributable to a $1.7 million increase in personnel expenses and a $0.8 million increase in other operating expense.
Fiber Infrastructure – Fiber Infrastructure general and administrative expense decreased $0.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This decrease is primarily attributable to a $0.2 million decrease in personnel expenses, a $0.2 million decrease in facility expenses, and a $0.1 million decrease in other operating expenses.
Corporate – Corporate general and administrative expense decreased $1.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease is attributable to reductions in personnel expenses of $2.4 million and insurance expenses of $1.7 million, partially offset by increases in professional and legal expenses of $1.5 million, computer software and maintenance of $0.4 million, and facility expense of $0.3 million.
Operating Expense
Operating expense for the nine months ended September 30, 2022 increased by $2.7 million from the nine months ended September 30, 2021, which was primarily attributable to a $2.3 million increase in Leasing operating expenses and a $0.4 million increase in Fiber Infrastructure operating expenses discussed below. Operating expense for our reportable segments for the nine months ended September 30, 2022 and 2021 consisted of the following:

	Nine Months Ended September 30,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Leasing	$14,385	1.7%	$12,026	1.5%
Fiber Infrastructure	93,799	11.1%	93,410	11.6%
Total operating expenses	$108,184	12.8%	$105,436	13.1%

Leasing – Leasing operating expense increased $2.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is primarily driven by a $1.9 million increase in other operating expense resulting from incremental customer growth and increased network related expense of $0.5 million.
Fiber Infrastructure – Fiber Infrastructure operating expenses increased $0.4 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense, and costs associated with our construction activities. The increase in operating expenses is primarily attributable to to increases in dark fiber early termination fees of $2.4 million, property taxes of $1.6 million, personnel expense of $1.4 million, and unsplicing expenses of $1.4 million, partially offset by decreases in construction expenses of $2.0 million, non-recurring equipment and installation expenses of $1.6 million, and expenses related to the Uniti Fiber Northeast operations sold on May 28, 2021 of $1.5 million, right of way expense of $0.9 million, and network maintenance and repair expenses of $0.5 million reduction.
Goodwill Impairment
As a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, we concluded that it was more likely than not that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, is less that its carrying amount. Accordingly, we recorded a $216.0 million goodwill impairment in the Fiber Infrastructure reporting unit during the nine months ended September 30, 2022. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.
Transaction Related and Other Costs
Transaction related and other costs included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us and costs associated with the implementation of our enterprise resource planning system. For the nine months ended September 30, 2022, we incurred $7.3 million of transaction related and other costs, compared to $5.6 million of such costs during the nine months ended September 30, 2021.
Income Tax (Benefit) Expense
The income tax (benefit) expense recorded for the nine months ended September 30, 2022 and 2021, respectively, is related to the tax impact of the following:

	Nine Months Ended September 30,
(Thousands)	2022	2021
Income tax (benefit) expense
Pre-tax loss (Fiber Infrastructure)	$(21,798)	$(9,484)
Gain on sale of operations	—	7,041
Gain on sale of unconsolidated entity	6,711	—
Other undistributed REIT taxable income	3,229	1,310
REIT state and local taxes	1,594	1,291
Other	81	125
Total income tax (benefit) expense	$(10,183)	$283
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

The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA and of our net (loss) income attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Net (loss) income	$(155,749)	$43,682	$(49,117)	$88,819
Depreciation and amortization	73,516	70,530	217,276	211,165
Interest expense, net	97,731	94,793	290,280	341,762
Income tax (benefit) expense	(13,056)	(2,244)	(10,183)	283
EBITDA	$2,442	$206,761	$448,256	$642,029
Stock based compensation	3,151	4,166	9,664	10,963
Transaction related and other costs	2,375	1,063	7,324	5,624
Gain on sale of operations	(176)	—	(176)	(28,143)
Gain on sale of real estate	(94)	—	(344)	(442)
Goodwill impairment	216,000	—	216,000	—
Other, net	600	4,472	(6,534)	14,569
Adjustments for equity in earnings from unconsolidated entities	755	765	2,816	2,609
Adjusted EBITDA	$225,053	$217,227	$677,006	$647,209

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2022	2021	2022	2021
Net (loss) income attributable to common shareholders	$(155,910)	$43,080	$(50,164)	$86,963
Real estate depreciation and amortization	53,118	53,620	157,436	159,175
Gain on sale of real estate assets, net of tax	(94)	—	(344)	(442)
Participating securities share in earnings	226	283	897	864
Participating securities share in FFO	(226)	(635)	(1,788)	(1,660)
Real estate depreciation and amortization from unconsolidated entities	436	646	1,931	1,876
Adjustments for noncontrolling interests	(24)	(412)	(235)	(1,979)
FFO attributable to common shareholders	$(102,474)	$96,582	$107,733	$244,797
Transaction related and other costs	2,375	1,063	7,324	5,624
Change in fair value of contingent consideration	—	—	—	21
Amortization of deferred financing costs and debt discount	4,495	4,352	13,510	13,723
Write off of deferred financing costs and debt discount	—	—	—	22,828
Costs related to the early repayment of debt	—	—	—	28,485
Stock based compensation	3,151	4,166	9,664	10,963
Gain on sale of unconsolidated entity, net of tax	—	—	(1,212)	—
Gain on sale of operations	(176)	—	(176)	(28,143)
Non-real estate depreciation and amortization	20,398	16,910	59,840	51,990
Goodwill impairment	216,000	—	216,000	—
Straight-line revenues and amortization of below-market lease intangibles	(9,918)	(8,240)	(31,066)	(22,455)
Maintenance capital expenditures	(2,314)	(1,938)	(7,136)	(6,322)
Other, net	(19,182)	(2,949)	(35,412)	(4,958)
Adjustments for equity in earnings from unconsolidated entities	319	119	887	733
Adjustments for noncontrolling interests	(96)	(120)	(137)	(990)
AFFO attributable to common shareholders	$112,578	$109,945	$339,819	$316,296
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
As of September 30, 2022, we had cash and cash equivalents of $43.4 million and approximately $225.0 million of borrowing availability under our Revolving Credit Facility under the Credit Agreement. Subsequent to September 30, 2022, other than $27.4 million of Growth Capital Improvements (see “Result of Operations—Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends. See “—Dividends.”

	Nine Months Ended September 30,
(Thousands)	2022	2021
Cash flow from operating activities:
Net cash provided by operating activities	$285,107	$353,353
Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $285.1 million and $353.4 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net cash provided by operating activities during the nine months ended September 30, 2022 is primarily attributable to the timing of the upfront IRU payments received in connection with the sale of the Uniti Fiber Northeast operations on May 28, 2021.

	Nine Months Ended September 30,
(Thousands)	2022	2021
Cash flow from investing activities:
Capital expenditures	$(292,666)	$(276,010)
Proceeds from sale of unconsolidated entity (see Note 5)	32,527	—
Proceeds from sale of real estate, net of cash	575	1,034
Proceeds from sale of operations	541	62,113
Proceeds from sale of other equipment	338	1,143
Net cash used in investing activities	$(258,685)	$(211,720)
Net cash used in investing activities was $258.7 million for the nine months ended September 30, 2022, primarily driven by capital expenditures ($292.7 million), partially offset by proceeds received from the sale of the Harmoni investment ($32.5 million). Net cash used in investing activities was $211.7 million for the nine months ended September 30, 2021, primarily driven by capital expenditures ($276.0 million), partially offset by proceeds from the May 28, 2021 sale of the Uniti Fiber Northeast operations ($62.1 million). Capital expenditures are primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets, as described under “—Capital Expenditures.”

	Nine Months Ended September 30,
(Thousands)	2022	2021
Cash flow from financing activities:
Repayment of debt	$—	$(1,660,000)
Proceeds from issuance of notes	—	1,680,000
Dividends paid	(107,362)	(105,941)
Payments of settlement payable	—	(73,516)
Payments of contingent consideration	—	(2,979)
Distributions paid to noncontrolling interest	(217)	(1,700)
Payment for exchange of noncontrolling interest	(4,620)	—
Borrowings under revolving credit facility	180,000	290,000
Payments under revolving credit facility	(105,000)	(220,000)
Finance lease payments	(887)	(1,745)
Payments for financing costs	—	(25,755)
Payment of tender premium	—	(25,800)
Employee stock purchase program	589	672
Payments related to tax withholding for stock-based compensation	(4,434)	(2,652)
Net cash used in financing activities	$(41,931)	$(149,416)
Net cash used in financing activities was $41.9 million for the nine months ended September 30, 2022, which was primarily related to dividend payments of $107.4 million, net borrowings under the Revolving Credit Facility of $75.0 million, payment for an exchange of noncontrolling interest of $4.6 million, and payments related to tax withholding for stock-based compensation of $4.4 million. Net cash used in financing activities was $149.4 million for the nine months ended September 30, 2021, which was primarily driven by the repayment of the 2023 Notes and 2023 Secured Notes ($1.66 billion), net payments under the Revolving Credit Facility ($70.0 million), dividend payments ($105.9 million), payments for financing costs ($25.8 million), payment of settlement obligation ($73.5 million), 2023 Notes tender premium payment ($17.6 million), 2023 Secured Notes early redemption payment ($8.3 million) and contingent consideration payments ($3.0 million), partially offset by proceeds from the issuance of the 2029 Notes and 2028 Secured Notes ($1.68 billion).
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
At-the-Market Common Stock Offering Program
We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the registration statement, we have established an at-the-market common stock offering program (the “ATM Program”) to sell shares of common stock having an aggregate offering price of up to $250.0 million. During the three and nine months ended September 30, 2022, we did not make any sales under the ATM Program. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions. In addition, our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends.
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities. As of September 30, 2022, we had $225.0 million in borrowing availability under our Revolving Credit Facility (subject to customary borrowing conditions), however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
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
Capital Expenditures

	Nine Months Ended September 30, 2022
(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$19,645	$—	$—	$—	$19,645
Growth capital improvements	158,086	—	—	—	158,086
Fiber Infrastructure	106,072	7,136	931	460	114,599
Corporate	—	—	—	336	336
Total capital expenditures	$283,803	$7,136	$931	$796	$292,666
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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2021 - December 31, 2021	January 3, 2022	$0.15	December 17, 2021
January 1, 2022 - March 31, 2022	April 15, 2022	$0.15	April 1, 2022
April 1, 2022 - June 30, 2022	July 1, 2022	$0.15	June 17, 2022
July 1, 2022 - September 30, 2022	September 23, 2022	$0.15	September 9, 2022
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
Goodwill—As of September 30, 2022 and December 31, 2021, all of our goodwill is included in our Fiber Infrastructure segment. Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis during the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). On the occurrence of a Triggering Event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit must be compared with its carrying value.

In performing the quantitative assessment of goodwill, we estimate the fair value of our fiber reporting unit using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses, and acquisition multiples paid in recent transactions. Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which include expected revenue and expense growth rates, capital expenditure plans and discount rate. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment in future periods. Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased interest rates, impacting our discount rate. For example, if we were to experience a significant delay in our permitting process in the construction of our fiber networks, the timing of effected cash flows could impact long term growth rates and negatively impact the income approach, leading to potential impairment. As a result, should our expectations of average projected revenue growth percentage, average projected EBITDA margin percentage and/or average projected capital expenditures as a percentage of revenue change, we may experience future impairment to goodwill (while other assumptions remain constant). Furthermore, a deterioration in market factors such as stock prices or increased interest rates and/or declines in acquisition multiples utilized in the market approach could affect the likelihood and amount of potential impairment. We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each methodology in the determination of the concluded fair value. If the carrying amount of a reporting unit's net assets is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of (Loss) Income not to exceed the carrying amount of goodwill.

In connection with the preparation of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022, the Company identified a Triggering Event and, therefore, performed a qualitative and quantitative goodwill impairment test. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates, impacting our discount rate. As a result of this interim assessment of goodwill, we concluded that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, is less than its carrying amount. Accordingly, we recorded a $216.0 million goodwill impairment charge in the Fiber Infrastructure reporting unit during the three months ended September 30, 2022.
For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of September 30, 2022, there has been no material change to these estimates other than discussion above on goodwill.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	616	$9.88	—	—
August 1, 2022 to August 31, 2022	—	—	—	—
September 1, 2022 to September 30, 2022	—	—	—	—
Total	616	$9.88	—	—
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

UNITI GROUP INC.

Date:	November 7, 2022	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 7, 2022	/s/ Travis T. Black
Travis T. Black Vice President – Chief Accounting Officer (Principal Accounting Officer)