Form 10-K
period 2022-12-31
Uniti Group Inc.
filed 2023-02-28
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-36708
________________________________________________________________
Uniti Group Inc.
(Exact name of Registrant as specified in its Charter)
________________________________________________________________

Maryland	46-5230630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2101 Riverfront Drive Suite A Little Rock, Arkansas	72202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (501) 850-0820
________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2022 was $1,388,293,808
The number of shares of the Registrant’s common stock outstanding as of February 17, 2023 was 237,252,934.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have entered into with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”); the future prospects and financial health of Windstream; our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding filing an amendment to this Form 10-K to include Windstream’s audited financial statements as of and for the year ended December 31, 2022; our expectations regarding the effect of the COVID-19 pandemic on our results of operations and financial condition, including the potential need to perform an interim goodwill analysis and report an impairment charge related thereto; our expectations regarding the effect of tax-related legislation on our tax position; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; and expectations regarding the payment of dividends.
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
•adverse impacts of the COVID-19 pandemic, inflation and higher interest rates on our employees, our business, the business of our customers and other business partners and the global financial markets;
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
•the possibility that we may experience equipment failures, natural disasters, cyber-attacks or terrorist attacks for which our insurance may not provide adequate coverage;
•the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire;
•other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and
•additional factors discussed in Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
As of December 31, 2022, Uniti and its subsidiaries own approximately 136,000 fiber network route miles, representing approximately 8.0 million fiber strand miles, approximately 230,000 route miles of copper cable lines, central office land and buildings across 44 states and beneficial rights to permits, pole agreements and easements. Refer to Part I, Item 2 “Properties” of this Annual Report on Form 10-K for a more detailed breakdown of our telecommunications properties.
For the year ended December 31, 2022, we had revenues of $1.1 billion, net loss attributable to common shareholders of $9.4 million, Funds From Operations (“FFO”) of $202.9 million and Adjusted Funds From Operations (“AFFO”) of $455.1 million. Both FFO and AFFO are non-GAAP financial measures, which we use to analyze our results. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K for additional information regarding these non-GAAP financial measures. We manage our operations in two reportable segments, Leasing and Fiber (which we refer to as Uniti Leasing and Uniti Fiber, respectively), which are described in more detail in Note 15 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data” in addition to our corporate operations.
Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments,” of this Annual Report on Form 10-K for information regarding significant developments in our business in 2022.
Industry
The current communications infrastructure industry is marked by the growing demand for and use of bandwidth-intensive devices and applications, such as smart devices, real-time and online streaming video, cloud-based applications, social media and mobile broadband. This growth in consumption requires the support of robust communications infrastructure, of which fiber networks and communications towers are critical components. Substantial investments have been made in recent years in fiber networks, lit services and colocation facilities to keep pace with the increased bandwidth use of both enterprise and consumer-end users. As companies attempt to keep pace with this rapidly evolving business sector, communications infrastructure continues to increase in priority and economic importance. We believe this considerable demand creates significant opportunities for us as an operator and as a funding source for operators seeking to capitalize on these trends through build outs and acquisitions of infrastructure assets.
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
This strategy is also designed to expand our mix of tenants and other real property and will reduce our revenue concentration with Windstream Holdings, Inc. (“Windstream Holdings” together with Windstream Holdings II, LLC, its successor in interest, and subsidiaries, “Windstream”), our anchor tenant. We expect that this objective will be achieved over time as part of our overall strategy to acquire new distribution systems and other real property within the communications infrastructure industry to further diversify our overall portfolio.
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
Fund Capital Extensions to Existing and New Tenants for Improvements of Infrastructure Assets
We believe the communications infrastructure industry in the United States is currently going through an upgrade cycle driven by consumers’ general desire for greater bandwidth and wireless services. These upgrades require significant capital expenditures, and we believe Uniti provides a non-competitive funding source for communication service providers to help accelerate expansion of their networks.
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
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and financial flexibility to position us to capitalize on strategic growth opportunities. Our access to, and cost of, external capital is dependent on various factors, including general market conditions, credit ratings on our securities, interest rates and expectations of our future business performance. We intend to maintain a strong balance sheet through disciplined use of leverage, aiming to lower our relative cost of capital over time, and continuing to have access to multiple sources of capital and liquidity. As of December 31,

2022, we had $43.8 million of unrestricted cash and cash equivalents. As of December 31, 2022, with the exception of our Revolving Credit Facility, all of our debt was fixed-rate debt.
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
Large Scale Anchor Tenant
Windstream, as our anchor tenant, provides us with a base of rent revenues as an initial platform for us to grow and diversify our portfolio and tenant base. For the year ended December 31, 2022, Windstream represented 66.5% of our revenue.
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
Windstream has a diverse customer base, encompassing enterprise and small business customers, carriers and consumers. We believe the assets we lease to Windstream under the Windstream Leases (as defined below) are critical for Windstream to successfully run its business and operations following its emergence from bankruptcy.
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
Uniti Leasing
Uniti Leasing is engaged in acquiring and constructing mission-critical communications assets, such as fiber, data centers, next-generation consumer broadband, coaxial and upgradeable copper, and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Presently, a substantial portion of Uniti Leasing’s revenue is rental revenues from leasing the Distribution Systems to Windstream as described below in the section titled “Significant Customers.” We believe our attractive cost of capital and advantageous REIT structure will enable Uniti Leasing to provide creative and tax-efficient solutions to additional customers, including (i) sale leaseback transactions, whereby Uniti Leasing acquires existing infrastructure assets from communications service providers and leases them back on a long-term basis; (ii) capital investment financing, whereby Uniti Leasing offers communications service providers a cost-efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iii) mergers and acquisitions financing, whereby Uniti Leasing facilitates mergers and acquisition transactions as a capital partner. Results for Uniti Leasing are reported in our consolidated financial statements in our Leasing business segment.
Uniti Fiber
Uniti Fiber is a leading provider of infrastructure solutions, including cell site backhaul and small cell for wireless operators and ethernet, wavelengths and dark fiber for telecommunications carriers and enterprises. With Uniti Fiber, our goal is to capitalize on the rising demand by carriers and enterprises for dark fiber, establish ourselves as a proven small-cell systems provider and leverage wholesale enterprise opportunities as well as opportunities through the School and Libraries Program (commonly referred to as "E-Rate") administered by the Universal Service Administrative Company (also known as USAC). We believe fiber is the mission-critical focal point in the modern communications infrastructure industry and that Uniti Fiber will accelerate our growth and diversification strategy and expand our relationships with high quality national and international wireless carriers.
At December 31, 2022, Uniti Fiber’s revenues under contract were over $1.1 billion, with a network consisting of approximately 2.9 million strand miles of fiber and approximately 28,137 customer connections. Results for Uniti Fiber are reported in our consolidated financial statements in our Fiber Infrastructure business segment.
The Company
Uniti Group Inc. was incorporated in the state of Maryland on September 4, 2014.
Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, certain aspects of our leasing business, Uniti Leasing, certain aspects of our former towers business, and our former small consumer competitive local exchange carrier business (the "Consumer CLEC Business" or “Talk America”), as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2022, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain of our assets indirectly through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
Human Capital Resources
On December 31, 2022, we employed 784 people, of whom 460 work directly developing and maintaining network operations, 110 in sales and sales support, 68 in shared services, 78 accounting and finance related positions and 68 in operations support roles. None of our employees are subject to a collective bargaining agreement.

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
To support the mental health needs of our employees we added an employer-paid virtual mental health benefit in addition to our already available Employee Assistance Program ("EAP"). Our EAP offers free, confidential assessments and short-term counseling to employees. Together, with our additional virtual mental health benefit, employees have the opportunity to seek in person or virtual assistance with personal and/or work-related problems. In 2021, Uniti launched Remote Work Academy which allows eligible employees primarily located within offices to enroll in a six-month virtual learning academy teaching them successful and effective business practices necessary to work remotely. Upon graduation of Remote Work Academy, employees are formally transitioned to a remote work opportunity giving them the flexibility to work from home in lieu of reporting to an office location.
Uniti will continue to seek opportunities to support the overall health and well-being of our employees as we continue to realize significant value for our stockholders, customers and communities.
Significant Customers
For the years ended December 31, 2022, 2021 and 2020, 66.5%, 66.4% and 65.8% of our revenues, respectively, were derived from leasing our Distribution Systems to Windstream.
On April 24, 2015, we were separated and spun-off from Windstream pursuant to which Windstream contributed the Distribution Systems and the Consumer CLEC Business to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived. In connection with Windstream’s emergence from bankruptcy, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream’s incumbent local exchange carrier (“ILEC”) operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream’s CLEC operations.
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
Our subsidiaries are subject to a number of federal, state, and local regulations that govern the way we can conduct our business. Such regulations may impose requirements and costs for our entities to operate and utilize local rights of way. They may also impose other operating costs on our businesses, including restrictions on pricing flexibility for certain products, minimum service quality standards, service reporting, intercarrier compensation, contributions to universal service, and other obligations. Further, the relaxation of regulatory requirements on our competitors, such as those granting us access to incumbent local exchange carrier facilities and/or services or the prices that such carriers may charge for such services or access to their facilities, may also have a detrimental effect on the businesses of our subsidiaries and/or tenants.
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

With respect to the broadband internet services that we provide, traditionally, the FCC has recognized that broadband internet access services are “information services” subject to limited regulation. In 2015, the FCC issued a “network neutrality” decision that declared broadband internet access services to be subject to certain “telecommunications services” regulation under Title II of the Communications Act of 1934. These regulations would have limited the ways that broadband internet access service providers could structure business arrangements and manage their networks and spurred additional restrictions, including rate regulation, which could adversely affect broadband investment and innovation. In 2017, the FCC voted to return broadband internet access service to its prior classification as “information services.” As a result of these decisions, state legislators and governors have introduced, and in some cases passed, state laws and executive orders requiring different levels of adherence to “network neutrality” principles for broadband internet access service providers active in the applicable states. As a result of these laws and regulations, it is unclear at this time how broadband internet services will be regulated in the future, and the potential impact those regulations may have on our broadband internet service business. In addition, while they have not sought to specifically regulate the manner in which broadband internet service providers manage network traffic, the FCC has nonetheless continued to adopt other forms of regulation over such services, such as broadband labelling requirements, which may affect our operations and subject us to sanctions if we fail to comply with them. We cannot anticipate what additional requirements may be imposed on our broadband internet access business by federal, state or local authorities in the future.
Uniti Fiber
Our subsidiaries that compose Uniti Fiber own and operate significant fiber and other communications facilities throughout various regions of the United States. The provision of such services is often subject to FCC and PUC licensure in many jurisdictions, and the companies are typically licensed as CLECs and/or interexchange carriers in those states where they operate. The companies also hold various FCC wireless licenses in order to provide microwave backhaul and other wireless services. Because of the nature of the licenses that these companies hold, and the nature of the services that they provide, they are subject to various federal and state regulatory requirements, including, but not limited to, revenue and other reporting requirements and tariffing requirements. The companies must also maintain their wireless licenses with the FCC, which requires construction and notification reporting and other regulatory requirements. New fiber network construction is also subject to certain state and local governmental permitting and licensing requirements. Delays in the local and state permitting process can delay the construction of new facilities. Failure to abide by permit requirements can subject the company to fines and other penalties.
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
A number of our subsidiaries that compose Uniti Fiber provide services to customers within the FCC’s E-Rate and Rural Healthcare (“RHC”) programs. E-Rate and RHC are a federally funded programs that provide discounts to assist eligible schools, libraries, and healthcare providers to fund the acquisition and operation of certain communications services and technology. These programs are administered by the Universal Service Administrative Company under the direction of the FCC. The E-Rate and RHC programs are subject to regulatory requirements that change often, and require strict-adherence to program requirements and deadlines. Failure to abide by program and regulatory requirements can result in loss of funding, claw back of prior funding, and fines or other sanctions. The E-Rate, RHC and other programs are funded by the universal service fund ("USF") program The USF program design, including the manner in which USF contributions are made by service providers, is currently subject to federal court challenges. We cannot predict future developments or changes to the regulatory environment with respect to the USF, E-Rate or RHC programs, or the impact such developments or changes would have on our business.
Regulatory Changes
Future revenues, costs, and capital investment in the communication businesses of our tenants, Uniti Fiber, and other related entities could be adversely affected by material changes to, or decisions regarding applicability of, government requirements, including, but not limited to, changes in rules governing inter-carrier compensation, interconnection access to network facilities, state and federal USF support, rules governing the prices that can be charged for business data services, infrastructure location and siting rules, access to unbundled network elements, and other requirements. Federal and state communications laws and regulations may be amended in the future, and other new laws and regulations may affect our business. In addition, certain laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts and could be vacated or modified at any time. We cannot predict future developments or changes to the regulatory environment or the impact such developments or changes would have on our business.
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
If Windstream elects to renew the Windstream Leases, we and Windstream will need to reach a mutual agreement on the rent for the renewal term. The Windstream Leases require that the renewal rent be “Fair Market Rent,” and if we and Windstream are unable to agree on that amount, the renewal Fair Market Rent will be determined by an independent appraisal process. If the current rent payable by Windstream exceeds the Fair Market Rent at the time of renewal, then the renewal term rent will be lower than the current rent payable by Windstream. We are confident that any renewal will be at a rate reflecting fair value as required by the terms of the Windstream Leases and should be at an amount that will at least approximate current rent amounts, but we can provide no assurance as to the outcome of any negotiation or appraisal process. Any significant decrease in the renewal rent of the Windstream Leases could have a material adverse effect on our results of operations, financial condition and future prospects.
Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility.
As of December 31, 2022, we had outstanding long term indebtedness of approximately $5.26 billion consisting of senior notes and a revolving credit facility provided by a syndicate of banks and other financial institutions, which, as of December 31, 2022, provided for an aggregate committed amount of borrowings up to approximately $500.0 million. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets or sell assets as needed, and our ability to pay dividends.
We anticipate that we will have sufficient access to liquidity to fund our cash needs; if we are unable to do so, we would need to reduce our spending and it could have an adverse effect on us.
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate declaring dividends for the 2023 tax year to comply with our REIT distribution requirements. We anticipate that we will partially finance these needs, together with operating expenses (including our debt service obligations) from our cash on hand and cash flows provided by operating activities. We also expect the need to raise capital to fund obligations to
Windstream, including (i) $490.1 million of settlement payments payable over time (of which $269.6 million remains to be paid as of December 31, 2022) and (ii) an aggregate of up to $1.75 billion for certain growth capital improvements (of which $1.2 billion remains to be paid as of December 31, 2022) in long-term value accretive fiber and related assets made by Windstream (or other applicable tenant) to certain ILEC and CLEC properties (the “Growth Capital Improvements”)
subject to the Windstream Leases (although such investments will lead to higher rent payments). However, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations. If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.
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
Media outlets have recently reported, and may report in the future, that certain unaffiliated third parties are interested in acquiring us. There can be no assurance that any such transaction will occur. We generally do not confirm or deny rumors, and we also do not generally announce negotiations or discussions until definitive documentation has been executed. Such rumors and any related actions taken by third parties could adversely affect our business, as responding to such reports and activity can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. Moreover, such reports and activities may create perceived uncertainties among current and potential customers, employees and other constituencies as to our future direction, which could result in the loss of business opportunities and make it more difficult to attract and retain qualified personnel. In addition, any perception of a possible transaction may cause significant fluctuations in our stock price that do not necessarily reflect the underlying fundamentals and prospects of our business.
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
Our business is subject to government regulations and changes in current or future laws, regulations or rules could restrict our ability to operate our business in the manner currently contemplated.
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
In addition, in response to the COVID-19 pandemic, federal, state, and local governments adopted certain policies and initiatives including travel restrictions, stay at home policies, temporary business closures, social distancing and vaccination requirements. While many of these measures have been loosened, the COVID-19 pandemic resulted in, and future outbreak of highly infectious or contagious diseases could result in, reinstating these measures or implementing new or additional measures. While we were able to navigate workplace restrictions and limitations in connection with COVID-19 with minimal disruptions to our business operations, we may be required to further modify our business practices in response to further government policies and initiatives or other negative impacts in response to COVID-19 or other highly infectious or contagious diseases.
Any further impairment of our goodwill would negatively impact our financial condition.
Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in the key assumptions regarding our fair value. The extent to which the fair value of net assets acquired in business combinations is ultimately impacted will depend on numerous evolving factors that are presently uncertain and which we may not be able to predict. Although we assess potential impairment of our goodwill on an annual basis, negative industry or economic trends and/or any changes in key assumptions regarding our fair value may cause us to perform an interim analysis of our goodwill and cause us to report an impairment charge in the future, which could have a significant adverse impact on our reported earnings. At December 31, 2022, we had $361.4 million of goodwill on our consolidated balance sheet after recognizing a $240.5 million goodwill impairment charge for the Fiber Infrastructure reporting unit during the year ended December 31, 2022. For a discussion of our goodwill impairment testing, see Note 3 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” and “Critical Accounting Estimates-Evaluation of Goodwill Impairment” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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
Additionally, many of our employees may be working remotely from their homes, which could have the effect of exacerbating any of the foregoing risks. While we have taken steps to ensure the security of our data and to prevent security breaches, many of these measures are being deployed for the first time on a widespread and sustained basis, and there is no guarantee the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely. As a result, we may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches.
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
Unforeseen events could adversely affect our operations, business, and reputation
We could be negatively impacted by unforeseen events, such as extreme weather events, natural disasters (including as a result of any potential effects of climate change), acts of vandalism or terrorism, or outbreak of highly infectious or contagious diseases. For example, the COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets, and another pandemic or other unforeseen event in the future could do the same. Also, there is increasing concern that global climate change is occurring and could result in increased frequency of certain types of natural disasters and extreme weather events. We cannot predict with certainty the rate at which climate change is occurring or the potential direct or indirect impacts of climate change to our business. Any such unforeseen events could, among other things, damage or delay deployment of our communication infrastructure, interrupt or delay service to our tenants or could result in legal claims or penalties, disruption in operations, damage to our reputation, negative market perception, or costly response measures, which could adversely affect our business.
Although our businesses are considered essential, an unforeseen event, such as the COVID-19 pandemic or a future pandemic, could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations and cash flows due to, among other factors: significant disruptions or delays in our operations or network performance; increases in operating costs, inventory shortages and/or a decrease in productivity; delays in permitting activities due to the shutdown of local permitting authorities; a deterioration in our ability to operate in affected areas or delays in the supply of products or services; the impact on our contracts with customers and suppliers, including potential disputes over force majeure events; adverse impact on the timing of installs in our enterprise and wholesale customer segments at Uniti Fiber; a general reduction in business and economic activity; difficulty accessing debt and equity capital on attractive terms, or at all; our access to capital may be restricted; and the potential negative impact on the health and well-being of our personnel. We have implemented policies and procedures designed to mitigate the risk of adverse impacts of unforeseen events on our operations, but we may incur additional costs to ensure continuity of business operations caused by these events, which could adversely affect our financial condition and results of operations. However, the extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of an unforeseen event and actions taken to contain it or its impact, among others.
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
Item 1B. Unresolved Staff Comments.
None
Item 2. Properties.
Uniti and its subsidiaries own or lease approximately 136,000 fiber network route miles, representing approximately 8.0 million fiber strand miles, approximately 230,000 route miles of copper cable lines, wireless communication towers, central office land and buildings across 44 states and beneficial rights to permits, pole agreements and easements.

Leasing Segment
Uniti Leasing’s network properties include its fiber route miles and copper route miles. Below is a geographic distribution summary as of December 31, 2022:

Location	Fiber Route Miles	Copper Route Miles	Total Route Miles
TX	13,300	39,000	52,300
GA	12,700	44,900	57,600
KY	12,500	32,200	44,700
IA	9,200	31,500	40,700
NC	5,800	18,000	23,800
OH	5,800	10,400	16,200
AR	4,500	13,400	17,900
IL	3,500	—	3,500
FL	3,100	8,300	11,400
OK	2,300	12,000	14,300
IN	2,200	—	2,200
MI	2,100	—	2,100
WI	2,000	—	2,000
CA	1,800	—	1,800
MO	1,700	10,800	12,500
NM	1,600	5,100	6,700
NY	1,400	—	1,400
PA	1,300	—	1,300
TN	1,300	—	1,300
AL	1,200	2,400	3,600
VA	1,100	—	1,100
LA	1,000	—	1,000
CO	1,000	0	1,000
Other(1)	6,500	1,500	8,000
Total	98,900	229,500	328,400
(1)Includes 21 states.

Fiber Segment
Uniti Fiber’s network properties include its fiber route miles and wireless communications towers. Below is a geographic distribution summary of approximate fiber route miles and wireless communications towers as of December 31, 2022:

Location	Fiber Route Miles
FL	9,200
LA	6,500
GA	6,100
AL	5,200
MS	3,100
VA	1,600
NY	1,500
TX	1,300
Other(1)	2,100
Total	36,600
(1)Includes 13 states.

Location	Towers
LA	32
NM	19
AR	11
TX	18
NE	10
Other(1)	20
Total	110
(1)Includes 10 states.
Item 3. Legal Proceedings.
A description of legal proceedings can be found in Note 16 - Commitments and Contingencies to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K and is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures.
None

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “UNIT.”
Holders
As of February 17, 2023, the closing price of our common stock was $5.94 per share as reported on the NASDAQ Global Select Market. As of February 17, 2023, we had 237,252,934 outstanding shares of common stock, and there were approximately 16,778 registered holders of record of Uniti’s common stock. A substantially greater number of holders of Uniti common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
As a result, we may be required to record a provision in our Consolidated Financial Statements for U.S. federal income taxes related to the activities of the REIT and its pass-through subsidiaries for any undistributed income. We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.
Stock Performance
The following graph shows a comparison from December 31, 2017 through December 31, 2022 on the NASDAQ Global Select Market of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (S&P 400 Index), and the MSCI US REIT Index. The graph assumes that $100 was invested at the market open on December 31,

2017 and that all dividends were reinvested in the common stock of Uniti, the S&P 400 Index and the MSCI US REIT Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Annual Cumulative Total Return
Assumes Initial Investment of $100
December 2022
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Uniti Group Inc.
S&P 400 Index - Total Return
MSCI US REIT INDEX

Cumulative Total Stockholder Returns
Based on Investment of $100.00 Beginning on December 31, 2017

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Uniti Group Inc.	$100.00	$99.99	$55.05	$84.42	$106.08	$44.80
S&P 400 Index	100.00	88.92	112.21	127.54	159.12	138.34
MSCI US REIT Index	100.00	95.49	120.21	111.11	158.96	120.00
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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	58,366	$6.95	—	—
November 1, 2022 to November 30, 2022	—	—	—	—
December 1, 2022 to December 31, 2022	12,235	5.94	—	—
Total	70,601	$6.77	—	—
(1)The average price paid per share is the weighted-average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting estimates.
This section generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 25, 2022, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 22, 2022.
Overview
Company Description
Uniti is an independent, internally managed REIT engaged in the acquisition and construction of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic, copper and coaxial broadband networks and data centers.
Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Windstream Leases. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, certain aspects of our leasing business, Uniti Leasing, certain aspects of our former towers business, and our former Consumer CLEC Business, as TRSs. TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through the Operating Partnership that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2022, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets indirectly through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
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
We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, goodwill impairment charges, executive severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 15 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data.”
Significant Business Developments
Secured Notes Offering. On February 14, 2023, the Operating Partnership, Uniti Fiber Holdings Inc., Uniti Group Finance
2019 Inc. and CSL Capital, LLC issued $2.6 billion aggregate principal amount of 10.50% senior secured notes due 2028 (the “Secured Notes due February 2028”) and deposited amounts with the trustee sufficient to fund the redemption in full of the 2025 Secured Notes (as defined herein). Consequently, our obligations with respect to the indenture governing the 2025 Secured Notes have been satisfied and discharged. We used the remaining net proceeds from the offering of the Secured Notes due February 2028 to repay outstanding borrowings under our Revolving Credit Facility (as defined below). See Note 23 to our Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" for additional information.
Convertible Notes. The Company issued $300 million aggregate principal amount of 7.50% Convertible Senior Notes due 2027 on December 12, 2022 and, pursuant to an over-allotment option, $6.5 million aggregate principal amount of 7.50% Convertible Senior Notes due 2027 on December 23, 2022 (collectively, the “Convertible 2027 Notes”). The Convertible 2027 Notes are guaranteed by each of the Company’s subsidiaries that is an issuer, obligor or guarantor under the Company’s existing senior notes (except initially those subsidiaries that require regulatory approval prior to guaranteeing the Convertible 2027 Notes). The Convertible 2027 Notes bear interest at a fixed rate of 7.50% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2023. The Convertible 2027 Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election at an initial conversion rate of 137.1742 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $7.29 per share) subject to adjustment. The Convertible 2027 Notes will mature on December 1, 2027, unless earlier converted, redeemed or repurchased.

The net proceeds from the sale of the Convertible 2027 Notes were approximately $298.1 million, after deducting discounts and commissions to the initial purchasers and other estimated fees and expenses. The Company contributed approximately $198.1 million of the net proceeds of the offering to Uniti Fiber Holdings Inc., a wholly owned subsidiary of the Company (“Uniti Fiber Holdings”), to fund the repurchase of, and to pay accrued and unpaid interest with respect to, approximately $207.1 million aggregate principal amount of 4.00% exchangeable senior notes due 2024 (the “Exchangeable Notes”) issued by Uniti Fiber Holdings. The Company used $21.1 million of the net proceeds of the offering to pay the cost of certain capped call transactions in connection with the Convertible 2027 Notes offering, as described in Note 12 to our consolidated financial statements contained in Part II, Item 8 "Financial Statements and Supplementary Data". The Company intends to use the remaining net proceeds from the offering for general corporate purposes, which may include the repurchase or repayment of other outstanding debt, including, but not limited to, additional open market repurchases, redemptions or tender offers of the Exchangeable Notes.
Sale of Harmoni Towers Interest. On June 21, 2022, the Company completed the sale of its investment in Harmoni Towers LP (“Harmoni”) to Palistar Communications Infrastructure GP LLC for total cash consideration of $32.5 million. As a result of the transaction, during the second quarter of 2022 we recorded a pre-tax gain of $7.9 million within other (income) expense, net within our Consolidated Statements of Income (Loss).

Comparison of the years ended December 31, 2022 and 2021
The following tables sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

(Thousands)	Year Ended December 31, 2022	% of Revenues	Year Ended December 31, 2021	% of Revenues
Revenues:
Leasing	$827,457	73.3%	$801,497	72.8%
Fiber Infrastructure	301,390	26.7%	299,025	27.2%
Total revenues	1,128,847	100.0%	1,100,522	100.0%
Costs and Expenses:
Interest expense, net	376,832	33.4%	446,296	40.6%
Depreciation and amortization	292,788	25.9%	290,942	26.4%
General and administrative expense	100,992	8.9%	101,176	9.2%
Operating expense (exclusive of depreciation and amortization)	143,131	12.7%	146,869	13.3%
Goodwill impairment	240,500	21.3%	—	0.0%
Transaction related and other costs	10,340	0.9%	7,544	0.7%
Gain on sale of real estate	(433)	0.0%	(442)	0.0%
Gain on sale of operations	(176)	0.0%	(28,143)	(2.6%)
Other (income) expense, net	(7,269)	(0.6%)	18,553	1.7%
Total costs and expenses	1,156,705	102.5%	982,795	89.3%
(Loss) income before income taxes and equity in earnings from unconsolidated entities	(27,858)	(2.4%)	117,727	10.7%
Income tax benefit	(17,365)	(1.5%)	(4,916)	(0.4%)
Equity in earnings from unconsolidated entities	(2,371)	(0.2%)	(2,102)	(0.2%)
Net (loss) income	(8,122)	(0.7%)	124,745	11.3%
Net income attributable to noncontrolling interests	153	0.0%	1,085	0.1%
Net (loss) income attributable to shareholders	(8,275)	(0.7%)	123,660	11.2%
Participating securities' share in earnings	(1,135)	(0.1%)	(1,077)	(0.1%)
Dividends declared on convertible preferred stock	(20)	0.0%	(10)	0.0%
Net (loss) income attributable to common shareholders	$(9,430)	(0.8%)	$122,573	11.1%

The following table sets forth revenues, Adjusted EBITDA and net (loss) income of our reportable segments for the years ended December 31, 2022 and 2021

	Year Ended December 31, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Total of Reportable Segments
Revenues	$827,457	$301,390	$—	$1,128,847

Adjusted EBITDA	$806,027	$125,361	$(25,492)	$905,896
Less:
Interest expense, net				376,832
Depreciation and amortization	172,007	120,666	115	292,788
Other, net				(4,790)
Transaction related and other costs				10,340
Gain on sale of operations				(176)
Gain on sale of real estate				(433)
Goodwill impairment				240,500
Stock-based compensation				12,751
Income tax benefit				(17,365)
Adjustments for equity in earnings from unconsolidated entities				3,571
Net loss				$(8,122)

	Year Ended December 31, 2021
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Total of Reportable Segments
Revenues	$801,497	$299,025	$—	$1,100,522

Adjusted EBITDA	$784,061	$118,452	$(24,232)	$878,281
Less:
Interest expense, net				446,296
Depreciation and amortization	174,622	116,065	255	290,942
Other, net				24,917
Transaction related and other costs				7,544
Gain on sale of operations				(28,143)
Gain on sale of real estate				(442)
Stock-based compensation				13,847
Income tax benefit				(4,916)
Adjustments for equity in earnings from unconsolidated entities				3,491
Net Income				$124,745

	Operating Metrics
	As of December 31,
	2022	2021	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	5,175,000	4,900,000	5.6%
Copper route miles	230,000	230,000	0.0%
Fiber Infrastructure:
Fiber strand miles	2,860,000	2,680,000	6.7%
Customer connections	28,137	26,300	7.0%
Revenues
Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases. Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The initial term of the Windstream Leases expires on April 30, 2030. Annual rent under the Windstream Leases is $668.9 million, and is subject to annual escalation at a rate of 0.5%. The rent for the first year of each renewal term under the Windstream Leases will be an amount agreed to by us and Windstream. While the agreements require that the renewal rent be "Fair Market Rent," if we are unable to agree, the renewal Fair Market Rent will be determined by an independent appraisal process. Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%. For a description of the Windstream Leases, see Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources—Windstream Leases.”

	Year Ended December 31,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$668,890	80.8%	$665,562	83.0%
GCI revenue	13,981	1.7%	1,192	0.1%
Total cash revenue	682,871	82.5%	666,754	83.1%
Non-cash revenue
TCI revenue	43,199	5.2%	38,962	4.9%
GCI revenue	14,615	1.8%	11,263	1.4%
Other straight-line revenue	10,091	1.2%	13,478	1.7%
Total non-cash revenue	67,905	8.2%	63,703	8.0%
Total Windstream revenue	750,776	90.7%	730,457	91.1%
Other services	76,681	9.3%	71,040	8.9%
Total Leasing revenues	$827,457	100.0%	$801,497	100.0%
The increase in tenant funded capital improvements ("TCIs") revenue is attributable to continued investment by Windstream, where Windstream invested $119.7 million of TCIs during the year ended December 31, 2022, offset by the Growth Capital Improvement reimbursements of capital improvements completed in 2021, as allowed under the Settlement, that were previously classified as TCIs of $30.9 million. The total amount invested in TCIs by Windstream since the inception of the Windstream Leases (including the Master Lease) was $1.1 billion as of December 31, 2022 and $984.7 million as of December 31, 2021.
The increase in GCI revenue is attributable to continued reimbursement by Uniti, where Uniti reimbursed $238.0 million of Growth Capital Improvements during the year ended December 31, 2022. Subsequent to December 31, 2022, Windstream requested and we reimbursed $19.5 million of qualifying Growth Capital Improvements. As of the date of this Annual Report on Form 10-K, we have reimbursed a total of $563.6 million of Growth Capital Improvements.
For the year ended December 31, 2022, we recognized $76.7 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements, compared to $71.0 million for the year ended December 31, 2021. The increase is primarily driven by revenues from new customer arrangements.
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
Under the terms of the Windstream Leases, Windstream is required to provide us audited financial statements as of and for the year ended December 31, 2022 (the “2022 Financial Statements”) no later than 90-days after its fiscal year-end. After receipt of the 2022 Financial Statements, Uniti expects to file a Form 10-K/A to include the 2022 Financial Statements in our annual report. As of the date of this Annual Report on Form 10-K, Windstream is current on all lease payments required under the Windstream Leases.
Fiber Infrastructure – Revenue components for the Fiber Infrastructure segment for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
	2022		2021
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$78,977	26.2%	$86,915	29.0%
Enterprise and wholesale	85,820	28.5%	86,390	28.9%
E-Rate and government	64,219	21.3%	74,396	24.9%
Dark fiber and small cells	69,547	23.1%	48,052	16.1%
Other services	2,827	0.9%	3,272	1.1%
Total Fiber Infrastructure revenues	$301,390	100.0%	$299,025	100.0%
For the years ended December 31, 2022 and 2021, we recognized $301.4 million and $299.0 million of revenue, respectively, in our Fiber Infrastructure segment. The change is primarily due to an increase in dark fiber and small cells revenues of $18.9 million related to one-time early termination revenues and an increase in enterprise and wholesale revenues of $8.1 million related to increased internet services and customer connections, partially offset by decreases of $8.5 million within enterprise and wholesale revenues driven by decreased equipment and installation sales, $7.9 million within lit backhaul services revenues due to the sale of our Uniti Fiber Northeast operations on May 28, 2021, and $8.8 million within E-Rate and government revenues related to decreased non-recurring construction projects.

Interest Expense, net

	Year Ended December 31,
(Thousands)	2022	2021	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$204,263	$207,615	$(3,352)
Senior unsecured notes	128,749	138,931	(10,182)
Senior secured revolving credit facility - variable rate	13,868	9,467	4,401
Tender premium payment	—	24,694	(24,694)
Interest rate swap termination	9,243	11,317	(2,074)
Other	2,013	2,437	(424)
Total cash interest	358,136	394,461	(36,325)
Non-cash:
Amortization of deferred financing costs and debt discount	18,147	18,122	25
Accretion of settlement payable	11,714	16,901	(5,187)
Gain on prepayment of settlement payable	—	(5,432)	5,432
Pre-tax (gain) loss on extinguishment of debt	(10,754)	24,587	(35,341)
Capitalized interest	(411)	(2,343)	1,932
Total non-cash interest	18,696	51,835	(33,139)
Total interest expense, net	376,832	446,296	(69,464)

Interest expense for the year ended December 31, 2022 decreased $69.5 million compared to the year ended December 31, 2021. The decrease in cash interest expense is primarily due to the financing transactions involving the 2029 Notes, 2028 Secured Notes, and 2030 Notes (as defined below) occurring during the year ended December 31, 2021, in which $24.7 million of tender premium payments were paid in the year ended December 31, 2021 and led to $13.6 million of cash interest expense savings in the year ended December 31, 2022. Non-cash interest expense decreased primarily due to the $24.6 million loss on extinguishment of debt related to financing transactions involving the 2029 Notes, 2028 Secured Notes, and 2030 Notes during the year ended December 31, 2021 and the $10.8 million pre-tax gain on the extinguishment of $207.1 million aggregate principal of the Exchangeable Notes during the year ended December 31, 2022.

Depreciation and Amortization Expense
We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Depreciation and amortization expense for our reportable segments for the years ended December 31, 2022 and 2021 consisted of the following:

	Year Ended December 31,
(Thousands)	2022	2021	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$165,090	$167,705	$(2,615)
Fiber Infrastructure	97,800	93,193	4,607
Corporate	115	255	(140)
Total depreciation expense	263,005	261,153	1,852
Amortization expense
Leasing	6,917	6,917	—
Fiber Infrastructure	22,866	22,872	(6)
Total amortization expense	29,783	29,789	(6)
Total depreciation and amortization expense	$292,788	$290,942	$1,846
Leasing – Leasing depreciation expense decreased $2.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease is primarily attributable to an increase in fully depreciated Windstream Distribution Systems assets of $3.6 million, partially offset by a $1.0 million increase in depreciation related to asset additions since December 31, 2021.
Fiber Infrastructure – Fiber Infrastructure depreciation and amortization expense increased $4.6 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in depreciation expense is primarily attributable to asset additions since December 31, 2021.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with the administrative activities of our segments.

	Year Ended December 31,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$12,792	1.1%	$10,127	0.9%
Fiber Infrastructure	54,695	4.8%	55,074	5.0%
Corporate	33,505	3.0%	35,975	3.3%
Total general and administrative expenses	$100,992	8.9%	$101,176	9.2%
Leasing – Leasing general and administrative expense increased $2.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase is primarily attributable to increased personnel expenses of $2.4 million due to growth in the number of our employees.
Fiber Infrastructure – Fiber Infrastructure general and administrative expense decreased $0.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease is primarily attributable to decreased personnel expense of $0.3 million and facility expense of $0.2 million.

Corporate – Corporate general and administrative expense decreased $2.5 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease is primarily attributable to decreased personnel expense of $3.1 million, insurance expense of $1.5 million, and professional fees of $0.3 million, partially offset by increased legal fees of $1.5 million, computer software expense of $0.5 million, and facility expense of $0.3 million.
Operating Expense
Operating expense for the year ended December 31, 2022, totaled $143.1 million compared to $146.9 million for the year ended December 31, 2021 and consisted of the following:

	Year Ended December 31,
	2022		2021
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Leasing	$19,232	1.7%	$16,556	1.5%
Fiber Infrastructure	123,899	11.0%	130,313	11.8%
Total operating expenses	$143,131	12.7%	$146,869	13.3%
Leasing – For the year ended December 31, 2022, Leasing operating expense totaled $19.2 million as compared to $16.6 million for the year ended December 31, 2021. The $2.7 million increase is primarily driven by a $1.8 million increase in leased asset cost and a $0.8 million increase in splicing expenses resulting from customer growth.
Fiber Infrastructure – For the year ended December 31, 2022, Fiber Infrastructure operating expenses totaled $123.9 million as compared to $130.3 million for the year ended December 31, 2021. The $6.4 million decrease in operating expense is primarily attributable to decreases in non-recurring equipment and installation expenses of $5.7 million as a result of decreases in attributable sales.
Goodwill Impairment
During the third quarter of 2022, the Company identified a Triggering Event (as defined below) and, therefore, performed a qualitative and quantitative goodwill impairment test with a valuation date of September 30, 2022. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate. As a result, we concluded that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, was less than its carrying amount. Accordingly, we recorded a $216.0 million goodwill impairment charge in the Fiber Infrastructure reporting unit. During the fourth quarter of 2022, we performed an additional quantitative and qualitative impairment test, and concluded that as a result of the continuing macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, the fair value of the Fiber Infrastructure reporting unit was less than its carrying amount. As a result, we recorded a $24.5 million goodwill impairment charge in the Fiber Infrastructure reporting unit. Goodwill impairment charges totaled $240.5 million for the year ended December 31, 2022.
Transaction Related and Other Costs
Transaction related costs include incremental acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs. Pursuit and transaction costs include professional services (legal, accounting, advisory, regulatory, etc.) and costs associated with the implementation of our enterprise resource planning system. For the year ended December 31, 2022, we incurred $10.3 million of transaction related and other costs, compared to $7.5 million of such costs during the year ended December 31, 2021.
Gain on Sale of Operations
For the year ended December 31, 2021, we recognized a gain of $28.1 million related to the May 28, 2021 completion of the Everstream OpCo-PropCo Transaction. See Note 6 to our Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data".

Other Expense (Income), net
We recognized $7.3 million of other income for the year ended December 31, 2022, primarily attributable to a $7.9 million pre-tax gain on the sale of our investment in Harmoni. Other expense for the year ended December 31, 2021 totaled $18.6 million, which included $17.6 million of expenses related to the issuance of the 2028 Secured Notes and 2030 Notes.
Income Tax Benefit
The income tax benefit recorded for the years ended December 31, 2022 and 2021 relates to the following:

	Year Ended December 31,
(Thousands)	2022	2021
Income tax benefit
Pre-tax loss (Fiber Infrastructure)	$(29,031)	$(6,657)
Gain on sale of operations	6,711	—
Other undistributed REIT taxable income	3,329	—
REIT state and local taxes	1,558	—
Return to accrual adjustments	11	—
Other	57	1,741
Total income tax benefit	$(17,365)	$(4,916)
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
The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA and of our net (loss) income attributable to common shareholders to FFO and AFFO for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
(Thousands)	2022	2021
Net (loss) income	$(8,122)	$124,745
Depreciation and amortization	292,788	290,942
Interest expense, net	376,832	446,296
Income tax benefit	(17,365)	(4,916)
EBITDA	$644,133	$857,067
Stock based compensation	12,751	13,847
Transaction related and other costs	10,340	7,544
Gain on sale of operations	(176)	(28,143)
Gain on sale of real estate	(433)	(442)
Goodwill impairment	240,500	—
Other, net	(4,790)	24,917
Adjustments for equity in earnings from unconsolidated entities	3,571	3,491
Adjusted EBITDA	$905,896	$878,281

	Year Ended December 31,
(Thousands)	2022	2021
Net (loss) income attributable to common shareholders	$(9,430)	$122,573
Real estate depreciation and amortization	211,892	211,472
Gain on sale of real estate assets	(433)	(442)
Participating securities share in earnings	1,135	1,077
Participating securities share in FFO	(2,345)	(2,188)
Real estate depreciation and amortization from unconsolidated entities	2,366	2,465
Adjustments for noncontrolling interests	(260)	(2,154)
FFO attributable to common shareholders	$202,925	$332,803
Transaction related and other costs	10,340	7,544
Change in fair value of contingent consideration	—	21
Amortization of deferred financing costs and debt discount	18,147	18,122
(Gain) loss on extinguishment of debt	(10,754)	24,587
Costs related to the early repayment of debt	—	49,414
Stock based compensation	12,751	13,847
Gain on sale of unconsolidated entity, net of tax	(1,212)	—
Gain on sale of operations	(176)	(28,143)
Non-real estate depreciation and amortization	80,896	79,470
Goodwill impairment	240,500	—
Straight-line revenues and amortization of below-market lease intangibles	(40,925)	(41,239)
Maintenance capital expenditures	(10,000)	(8,342)
Other, net	(48,435)	(17,694)
Adjustments for equity in earnings from unconsolidated entities	1,207	1,026
Adjustments for noncontrolling interests	(146)	(1,090)
AFFO attributable to common shareholders	$455,118	$430,326
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
Income Taxes
We elected on our initial U.S. federal income tax return to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.
We have elected to treat the subsidiaries through which we operate Uniti Fiber and certain subsidiaries of Uniti Leasing, and operated Talk America as TRSs. TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.
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
Service revenues are primarily derived from providing broadband transport and backhaul communications services and are recognized using the following five step model: (i) identify the contract with a customer, (ii) identify the performance obligation in the contract, (iii) determine the transaction price, (iv) allocate the transaction price, and (v) recognize revenue when the related performance obligation is satisfied. Services provided to the Company’s customers are pursuant to contractual fee‑based arrangements, which generally provide for recurring fees charged for the use of designated portions of the Company’s network and typically range for a period of three to ten years. The Company’s revenue arrangements often include upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement.
Impairment of Property, Plant and Equipment
We continually monitor events and changes in circumstances that could indicate that the carrying amount of our property, plant and equipment may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of those assets through its undiscounted future cash flows and the eventual disposition of the asset. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our property, plant and equipment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the related assets. During the years ended December 31, 2022 and 2021, no impairment losses were recognized.

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
Goodwill
As of December 31, 2022 and 2021, all of our goodwill is included in our Fiber Infrastructure segment. Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. Our annual impairment test is performed with a valuation date of October 1. In accordance with ASC 350-20, Intangibles-Goodwill and Other ("ASC 350-20"), we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). On the occurrence of a Triggering Event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit must be compared with its carrying value. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and the assignment of goodwill to reporting units. During the third quarter of 2022, the Company identified a Triggering Event and, therefore, performed a qualitative and quantitative goodwill impairment test with a valuation date of September 30, 2022. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate. As a result, we concluded that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, was less than its carrying amount. Accordingly, we recorded a $216.0 million goodwill impairment charge in the Fiber Infrastructure reporting unit. During the fourth quarter of 2022, we performed an additional quantitative and qualitative impairment test, and concluded that as a result of the continuing macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, the fair value of the Fiber Infrastructure reporting unit was less than its carrying amount. As a result, we recorded a $24.5 million goodwill impairment charge in the Fiber Infrastructure reporting unit.
During the year ended December 31, 2021, no impairment losses were recognized. During the year ended December 31, 2020, we performed our annual goodwill impairment analysis during the fourth quarter of 2020 and concluded that, as a result of increased capital expenditure investments in dark fiber and small cell projects and less than anticipated cash flow growth, the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, was less that its carrying amount. Accordingly, we recorded a $71.0 million goodwill impairment in the Fiber Infrastructure reporting unit.
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
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $215.4 million of the $490.1 million due to Windstream under the settlement agreement, including $92.9 million that we pre-paid on October 14, 2021, $78 million of which was funded from a portion of the proceeds of the 2030 Notes. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020, $225 million in 2021 and 2022 and are limited to $225 million per year in 2023 and 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. As of December 31, 2022, we have reimbursed a total of $544.2 million in Growth Capital Improvements.
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
As of December 31, 2022, we had cash and cash equivalents of $43.8 million and approximately $312.0 million of borrowing availability under our Revolving Credit Facility under the Credit Agreement. Subsequent to December 31, 2022, other than $19.5 million of Growth Capital Improvements, there have been no material outlays of funds outside of our scheduled interest and dividend payments. Subsequent to December 31, 2022, the Operating Partnership, Uniti Fiber
Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC issued $2.6 billion aggregate principal amount of the
Secured Notes due February 2028 and deposited amounts with the trustee sufficient to fund the redemption in full of the 2025 Secured Notes.

Consequently, our obligations with respect to the indenture governing the 2025 Secured Notes have been satisfied and discharged. We used the remaining net proceeds from the sale of the Secured Notes due February 2028 to repay outstanding borrowings under our Revolving Credit Facility. See Note 23 to our Consolidated Financial Statements in Part II, Item 8 "Financial Statements and Supplementary Data" for additional information.
Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose restrictions on our ability to pay dividends. There were no such restrictions as of December 31, 2022.

	Year Ended December 31,
(Thousands)	2022	2021
Cash flow from operating activities:
Net cash provided by operating activities	$460,115	$499,157
Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $460.1 million and $499.2 million for the years ended December 31, 2022 and 2021, respectively. The decrease in net cash provided by operating activities during the year ended December 31, 2022 is primarily attributable to the timing of the upfront IRU payments received in connection with the sale of the Uniti Fiber Northeast operations on May 28, 2021.

	Year Ended December 31,
(Thousands)	2022	2021
Cash flow from investing activities:
Proceeds from sale of unconsolidated entity	$32,527	$—
Proceeds from sale of operations	541	62,113
Proceeds from sale of other equipment	1,815	1,487
Proceeds from sale of real estate, net of cash	665	1,034
Other capital expenditures	(427,567)	(385,855)
Net cash used in investing activities	$(392,019)	$(321,221)
Cash used in investing activities was $392.0 million for the year ended December 31, 2022 and is primarily driven by capital expenditures of $427.6 million, which includes $238.0 million of Growth Capital Improvements, partially offset by proceeds received from the sale of the Harmoni investment of $32.5 million. Cash used in investing activities for the year ended December 31, 2021 was $321.2 million and is primarily driven by capital expenditures of $385.9 million, which includes $221.5 million of Growth Capital Improvements, partially offset by proceeds from the sale of the Uniti Fiber Northeast operations to Everstream of $62.1 million.

	Year Ended December 31,
(Thousands)	2022	2021
Cash flow from financing activities:
Repayment of debt	$(194,043)	$(2,260,000)
Proceeds from issuance of Notes	306,500	2,380,000
Dividends paid	(142,950)	(141,371)
Payments of settlement payable	—	(190,924)
Payments of contingent consideration	—	(2,979)
Payment for exchange of noncontrolling interest	(4,620)	—
Borrowings under revolving credit facility	180,000	310,000
Payments under revolving credit facility	(192,000)	(220,000)
Payments for capped call option	(21,149)	—
Payment for settlement of common stock warrant	(522)	—
Termination of bond hedge option	1,190	—
Finance lease payments	(1,193)	(2,019)
Payments for financing costs	(9,852)	(27,660)
Costs related to early repayment of debt	—	(36,486)
Distributions paid to noncontrolling interest	(233)	(1,700)
Employee stock purchase plan	589	672
Payments related to tax withholding for stock-based compensation	(4,913)	(4,100)
Net cash used in financing activities	$(83,196)	$(196,567)
Cash used in financing activities was $83.2 million for the year ended December 31, 2022, which was primarily driven by the repayment of the Exchangeable Notes ($194.0 million), dividend payments ($143.0 million), payments under the Revolving Credit Facility ($192.0 million), and payments for the capped call option related to the Secured Notes due February 2028 ($21.1 million), partially offset by proceeds received from the issuance of the 2028 Secured Notes due February 2028 ($306.5 million), and borrowings under the Revolving Credit Facility ($180.0 million). Cash used in financing activities was $196.6 million for the year ended December 31, 2021, which was primarily driven by the repayment of the 2023 Notes, 2023 Secured Notes and 2024 Notes ($2.3 billion), dividend payments ($141.4 million), payments for financing costs ($27.7 million), payment of settlement obligation ($190.9 million), 2023 Notes tender premium payment ($17.6 million), 2024 Notes early redemption payment ($10.6 million), 2023 Secured Notes early redemption payment ($8.3 million), partially offset by proceeds from the issuance of the 2030 Notes, 2029 Notes, and 2028 Secured Notes ($2.4 billion) and net borrowings under the Revolving Credit Facility ($90.0 million).
Windstream Leases
The initial term of the Windstream Leases expires on April 30, 2030. The aggregate initial annual rent under the Windstream Leases is $663.0 million. The Windstream Leases contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is the tenant under both of the Windstream Leases and unless and until the landlords under the ILEC MLA are different from the landlords under the CLEC MLA. The Windstream Leases permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the Windstream Leases, together or separately, so long as Uniti does not transfer interests in either Windstream Lease to a Windstream competitor.
Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion of Growth Capital Improvements. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020, $225 million in 2021 and 2022, and are limited to $225 million per year in 2023 and 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2022, Uniti’s combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2021.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. No such loans have been made as of December 31, 2022.
At-the-Market Common Stock Offering Program
We have an effective shelf registration statement on file with the SEC (the “Registration Statement”) to offer and sell various securities from time to time. Under the registration statement, we have established an at-the-market common stock offering program (the "ATM Program") to sell shares of common stock having an aggregate offering price of up to $250 million. During the year ended December 31, 2022, we did not make any sales under the refreshed ATM Program. This program is intended to provide additional financial flexibility and an alternative mechanism to access the capital markets at an efficient cost as and when we need financing, including for acquisitions.
UPREIT Operating Partnership Units
During 2017, the Company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure. Under this structure, the Operating Partnership now holds substantially all of the Company’s assets and is the direct or indirect parent company of, among others, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings.
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

Senior Notes
At December 31, 2022, the Operating Partnership and certain of its subsidiaries had outstanding $570 million aggregate principal amount of 4.750% Senior Secured Notes due April 15, 2028 (the “2028 Secured Notes”), $2.25 billion aggregate principal amount of 7.875% Senior Secured Notes due February 15, 2025 (the “2025 Secured Notes”), $1.1 billion aggregate principal amount of 6.50% Senior Notes due February 15, 2029 (the “2029 Notes”), and $700 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”).
On February 2, 2021, the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”) issued $1.1 billion aggregate principal amount of the 2029 Notes and used the net proceeds to fund the tender offer and subsequent redemption of all outstanding 2023 Notes.
On April 20, 2021, the Borrowers issued $570 million aggregate principal amount of the 2028 Secured Notes and used the net proceeds from the offering to fund the redemption in full of the $550 million aggregate principal amount of the 2023 Secured Notes on May 6, 2021.
On October 13, 2021, the Operating Partnership, Uniti Fiber Holdings, Uniti Group Finance 2019 Inc. and CSL Capital, LLC issued $700 million aggregate principal amount of 6.00% Senior Notes due 2030 and used the proceeds to fund the redemption in full of the 2024 Notes on December 15, 2021.
In connection with the up-REIT Reorganization, the Operating Partnership replaced the Company and assumed its obligations as an obligor under the Facilities. The Company is a guarantor to all series of senior notes, including the Exchangeable Notes, and under the Credit Agreement. Separate financial statements of the Operating Partnership have not been included since the Operating Partnership is not a registrant.
Convertible Notes
The Company issued $300 million aggregate principal amount of 7.50% Convertible Senior Notes due 2027 on December 12, 2022 and, pursuant to an over-allotment option, $6.5 million aggregate principal amount of 7.50% Convertible Senior Notes due 2027 on December 23, 2022 (collectively, the “Convertible 2027 Notes”). The Convertible 2027 Notes are guaranteed by each of the Company’s subsidiaries that is an issuer, obligor or guarantor under the Company’s existing senior notes (except initially those subsidiaries that require regulatory approval prior to guaranteeing the Convertible 2027 Notes). The Convertible 2027 Notes bear interest at a fixed rate of 7.50% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2023. The Convertible 2027 Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election at an initial conversion rate of 137.1742 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $7.29 per share) subject to adjustment. The Convertible 2027 Notes will mature on December 1, 2027, unless earlier converted, redeemed or repurchased.

The net proceeds from the sale of the Convertible 2027 Notes were approximately $298.1 million, after deducting discounts and commissions to the initial purchasers and other estimated fees and expenses. The Company contributed approximately $198.1 million of the net proceeds of the offering to Uniti Fiber Holdings Inc., a subsidiary of the Company (“Uniti Fiber Holdings”), to fund the repurchase of, and to pay accrued and unpaid interest with respect to, approximately $207.1 million aggregate principal amount of the Exchangeable Notes issued by Uniti Fiber Holdings. The Company used $21.1 million of the net proceeds of the offering to pay the cost of certain capped call transactions in connection with the Convertible 2027 Notes offering, as described in Note 12 to our consolidated financial statements contained in Part II, Item 8 "Financial Statements and Supplementary Data". The Company intends to use the remaining net proceeds from the offering for general corporate purposes, which may include the repurchase or repayment of other outstanding debt, including, but not limited to, additional open market repurchases, redemptions or tender offers of the Exchangeable Notes.
Exchangeable Notes
On June 28, 2019, Uniti Fiber Holdings Inc. issued $345.0 million aggregate principal amount of the Exchangeable Notes. The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber Holding Inc.’s election.

Credit Agreement
The Borrowers are party to the Credit Agreement, which as of December 31, 2022, provided for a $500 million revolving credit facility that matures on December 10, 2024 (the “Revolving Credit Facility”), which provide us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2022, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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
Interest Rate Swaps
We were party to interest rate swap agreements that we entered into to mitigate interest rate risk associated with our now repaid variable rate term loan facility under the Credit Agreement. These interest rate swaps were designated as cash flow hedges, had a notional value of $2.0 billion and matured on October 24, 2022. The weighted average fixed rate paid was 2.105%, and the variable rate received resets monthly to the one-month LIBOR subject to a minimum rate of 1.0%.
As result of the repayment of the term loan facility in February of 2020, the Company entered into receive-fixed interest rate swaps (the “Replacement Swaps”) to offset its existing pay-fixed interest rate swaps (the “Existing Swaps”) that were designated as cash flow hedges of interest payments initially associated with the term loan facility. On February 10, 2020, the Company discontinued hedge accounting on its Existing Swaps as the hedge accounting requirements were no longer met. Amounts in accumulated other comprehensive (loss) income associated with the Existing Swaps as of the date of dedesignation, will be reclassified to interest expense as the hedged interest payments impact earnings. The net effect of these offsetting interest rate swaps resulted in a monthly cash outflows of approximately $1.1 million through October 2022.
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate declaring dividends for the 2023 tax year to comply with our REIT distribution requirements. We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities. In December 2020, we amended the Credit Agreement to increase the commitments under our Revolving Credit Facility that mature on December 10, 2024 from $418 million to $500 million and extended the maturity date to December 10, 2024. We refinanced and extended the maturity of our 2023 Notes through the issuance of our 2029 Notes. We expect to access the capital markets to fund Growth Capital Improvements over the term of the Windstream Leases, business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and will seek to access them again promptly when we determine market conditions are appropriate. Our debt covenants currently do not permit us to incur material additional debt.
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
Contractual Obligations
We enter into various contractual arrangements as a part of our normal operations. Many of these contractual obligations are discussed in the notes (“Notes”) to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December 31, 2022, material obligations discussed in the Notes included principal and interest payments on our long-term debt discussed above and in Note 12, operating and finance leases discussed in Note 5, and reimbursement commitments for growth capital improvements and cash payments related to the settlement agreement discussed in Note 3.
In addition, we have material purchase commitments related to network deployment for success-based projects for which we have a signed customer contract before we commit resources to expand our network. As of December 31, 2022, purchase commitments totaled $28.5 million due in 2023 and $5.0 million due in 2024. Projections of future cash flows are subject to substantial uncertainty as discussed throughout Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and particularly in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so.
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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
October 1, 2021 - December 31, 2021	January 3, 2022	$0.15	December 17, 2021
January 1, 2022 - March 31, 2022	April 15, 2022	$0.15	April 1, 2022
April 1, 2022 - June 30, 2022	July 1, 2022	$0.15	June 17, 2022
July 1, 2022 - September 30, 2022	September 23, 2022	$0.15	September 9, 2022
October 1, 2022 - December 31, 2022	December 30, 2022	$0.15	December 16, 2022
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
Capital Expenditures

	Twelve Months Ended December 31, 2022
(Thousands)	Success Based	Maintenance	Integration	Non-Network	Total
Capital expenditures:
Leasing	$24,959	$324	$—	$—	$25,283
Growth capital improvements	237,986	—	—	—	237,986
Fiber Infrastructure	151,818	10,000	1,511	633	163,962
Corporate	—	—	—	336	336
Total capital expenditures	$414,763	$10,324	$1,511	$969	$427,567
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
Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements is discussed above in this Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources—Windstream Leases.” Growth Capital Improvements are treated as success-based capital improvements based on the rents paid with respect to such amounts.
If circumstances warrant, we may need to take measures to conserve cash, which may include a suspension, delay or reduction in success-based capital expenditures. We continually assess our capital expenditure plans in light of developments the impact COVID-19 has on our business and that of our tenants and customers.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
In fiscal year 2022, our primary market risk exposure was interest rate risk with respect to our variable rate indebtedness under our Revolving Credit Facility, which had an aggregate principal amount of $188.0 million as of December 31, 2022.

A hypothetical 10% change in interest rates effective at December 31, 2022, would have had a $1.4 million impact on Uniti’s results of operations for the year ended December 31, 2022.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Uniti Group Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its method of accounting for certain financial instruments with characteristics of liabilities and equity as of January 1, 2021 due to the adoption of Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40).
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

Fair Value of the Fiber Infrastructure Reporting Unit
As discussed in Notes 3 and 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $361.4M as of December 31, 2022, all of which is associated with the Fiber Infrastructure segment. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company estimated the fair value of the Fiber Infrastructure reporting unit using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses and acquisition multiples paid in recent market transactions.  The Company recorded impairment of goodwill for the Fiber Infrastructure reporting unit of $240.5 million during the year ended December 31, 2022 to reduce the carrying value of the reporting unit to its estimated fair value.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s reporting unit fair value determination. This included controls related to forecasted revenue, profit margin, and capital expenditures as well as the discount rate, long-term growth rate, terminal capitalization rate, and acquisition multiple. We evaluated the forecasted revenue and profit margins by comparing them to peer company analyst reports. We also obtained an understanding of the Company’s intent to carry out particular courses of action by inspecting their written plans and other relevant documentation, and assessed how the Company incorporated those planned actions into forecasted revenue, profit margins and capital expenditures. We compared the Company’s historical revenue, profit margin and capital expenditure forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s forecasted revenue, profit margin, and capital expenditures by comparing them to historical results. We also evaluated whether the information used in the determination of the fair value of the reporting unit was consistent with other information used internally, presented to the Board of Directors, and used to develop other externally presented financial information. In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate, long-term growth rate, terminal capitalization rate and acquisition multiples by comparing them to market data for comparable entities and transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020

Dallas, Texas
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Uniti Group Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Uniti Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Dallas, Texas
February 28, 2023

Uniti Group Inc.
Consolidated Balance Sheets

(Thousands, except par value)	December 31, 2022	December 31, 2021
Assets:
Property, plant and equipment, net	$3,754,547	$3,508,939
Cash and cash equivalents	43,803	58,903
Accounts receivable, net	42,631	38,455
Goodwill	361,378	601,878
Intangible assets, net	334,846	364,630
Straight-line revenue receivable	68,595	41,323
Operating lease right-of-use assets, net	88,545	80,271
Other assets, net	77,597	38,900
Investments in unconsolidated entities	38,656	64,223
Deferred income tax assets, net	40,631	11,721
Total Assets	$4,851,229	$4,809,243
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$122,195	$86,874
Settlement payable (Note 3)	251,098	239,384
Intangible liabilities, net	167,092	177,786
Accrued interest payable	121,316	109,826
Deferred revenue	1,190,041	1,134,236
Derivative liability, net	—	10,413
Dividends payable	2	1,264
Operating lease liabilities	66,356	57,349
Finance lease obligations	15,520	15,348
Notes and other debt, net	5,188,815	5,090,537
Total liabilities	7,122,435	6,923,017

Commitments and contingencies (Note 16)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 235,829 shares at December 31, 2022 and 234,779 at December 31, 2021	24	23
Additional paid-in capital	1,210,033	1,214,830
Accumulated other comprehensive loss	—	(9,164)
Distributions in excess of accumulated earnings	(3,483,634)	(3,333,481)
Total Uniti shareholders' deficit	(2,273,577)	(2,127,792)
Noncontrolling interests:
Operating partnership units	2,121	13,893
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	125
Total shareholders' deficit	(2,271,206)	(2,113,774)
Total Liabilities and Shareholders' Deficit	$4,851,229	$4,809,243
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Income (Loss)

	Year Ended December 31,
(Thousands, except per share data)	2022	2021	2020
Revenues:
Leasing	$827,457	$801,497	$745,915
Fiber Infrastructure	301,390	299,025	314,363
Tower	—	—	6,112
Consumer CLEC	—	—	651
Total revenues	1,128,847	1,100,522	1,067,041
Costs and Expenses:
Interest expense, net	376,832	446,296	497,128
Depreciation and amortization	292,788	290,942	329,403
General and administrative expense	100,992	101,176	104,975
Operating expense (exclusive of depreciation, accretion and amortization)	143,131	146,869	159,337
Settlement expense (Note 3)	—	—	650,000
Goodwill impairment (Note 3)	240,500	—	71,000
Transaction related and other costs	10,340	7,544	63,875
Gain on sale of real estate	(433)	(442)	(86,267)
Gain on sale of operations	(176)	(28,143)	—
Other expense (income), net	(7,269)	18,553	11,703
Total costs and expenses	1,156,705	982,795	1,801,154

(Loss) income before income taxes and equity in earnings from unconsolidated entities	(27,858)	117,727	(734,113)
Income tax (benefit) expense	(17,365)	(4,916)	(15,203)
Equity in earnings from unconsolidated entities	(2,371)	(2,102)	(98)
Net (loss) income	(8,122)	124,745	(718,812)
Net income (loss) attributable to noncontrolling interests	153	1,085	(12,511)
Net (loss) income attributable to shareholders	(8,275)	123,660	(706,301)
Participating securities' share in earnings	(1,135)	(1,077)	(1,078)
Dividends declared on convertible preferred stock	(20)	(10)	(9)
Net (loss) income attributable to common shareholders	$(9,430)	$122,573	$(707,388)

Earnings (loss) per common share (Note 14):
Basic	$(0.04)	$0.53	$(3.47)
Diluted	$(0.04)	$0.51	$(3.47)

Weighted-average number of common shares outstanding
Basic	235,567	232,888	203,600
Diluted	235,567	264,077	203,600
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Thousands)	2022	2021	2020
Net (loss) income	$(8,122)	$124,745	$(718,812)
Other comprehensive income (loss):
Unrealized loss on derivative contracts	—	—	(7,036)
Interest rate swap termination	9,243	11,317	10,155
Other comprehensive income (loss)	9,243	11,317	3,119
Comprehensive income (loss)	1,121	136,062	(715,693)
Comprehensive income (loss) attributable to noncontrolling interest	232	1,199	(12,467)
Comprehensive income (loss) attributable to shareholders	$889	$134,863	$(703,226)
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	192,141,634	$19	$951,295	$(23,442)	$(2,494,740)	$83,704	$—	$(1,483,164)
2020 Activity:
Net Loss	—	—	—	—		—	(706,301)	(12,511)	—	(718,812)
Other comprehensive income	—	—	—	—	—	3,075	—	44	—	3,119
Common stock dividends declared ($0.60 per share)	—	—	—	—	—	—	(129,414)	—	—	(129,414)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,080)	—	(2,080)
Issuance of non-voting convertible preferred stock	—	—	—	—	—	—	—	—	125	125
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,097)	—	—	—	—	(1,097)
Stock-based compensation	—	—	390,066	—	13,721	—	—	—	—	13,721
Issuance of common stock - employee stock purchase plan	—	—	96,788	—	676	—	—			676
Settlement Common Stock (Note 20)	—	—	38,633,470	4	244,546	—	—	—	—	244,550
Balance at December 31, 2020	—	$—	231,261,958	$23	$1,209,141	$(20,367)	$(3,330,455)	$69,157	$125	$(2,072,376)

2021 Activity:
Cumulative effect adjustment for adoption of new account standard	—	—	—	—	(59,908)	—	14,598	—	—	(45,310)
Net Income	—	—	—	—	—	—	123,660	1,085	—	124,745
Other comprehensive income	—	—	—	—	—	11,203	—	114	—	11,317
Common stock dividends declared ($0.60 per share)	—	—	—	—	—	—	(141,284)	—	—	(141,284)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,285)	—	(1,285)
Exchange of noncontrolling interest	—	—	2,768,199	—	55,178	—	—	(55,178)	—	—
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4,100)	—	—	—	—	(4,100)
Stock-based compensation	—	—	674,140	—	13,847	—	—	—	—	13,847
Issuance of common stock - employee stock purchase plan	—	—	74,950	—	672	—	—	—		672
Balance at December 31, 2021	—	$—	234,779,247	$23	$1,214,830	$(9,164)	$(3,333,481)	$13,893	$125	$(2,113,774)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount

2022 Activity:
Net loss	—	—	—	—	—	—	(8,275)	153	—	(8,122)
Other comprehensive income	—	—	—	—	—	9,164	—	79	—	9,243
Common stock dividends declared ($0.60 per share)	—	—	—	—	—	—	(141,753)	—	—	(141,753)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(127)	—	(127)
Issuance of non-voting convertible preferred stock	—	—	—	—	—	—	(125)	—	125	—
Exchange of noncontrolling interest	—	—	244,682	—	7,257	—	—	(11,877)	—	(4,620)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4,913)	—	—	—	—	(4,913)
Stock-based compensation	—	—	735,702	0	12,751	—	—	—	—	12,751
Issuance of common stock - employee stock purchase plan	—	—	69,854	—	589	—	—	—	—	589
Payments to settle capped call option	—	—	—	—	(21,149)	—	—	—	—	(21,149)
Payment for settlement of common stock warrant	—	—	—	—	(522)	—	—	—	—	(522)
Termination of bond hedge option	—	—	—	—	1,190	—	—	—	—	1,190
Balance at December 31, 2022	—	$—	235,829,485	$24	$1,210,033	$—	$(3,483,634)	$2,121	$250	$(2,271,206)
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2022	2021	2020
Cash flow from operating activities
Net (loss) income	$(8,122)	$124,745	$(718,812)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	292,788	290,942	329,403
Amortization of deferred financing costs and debt discount	18,147	18,122	36,955
(Gain) Loss on debt extinguishment	(10,754)	49,280	73,952
Interest rate swap termination	9,243	11,317	10,155
Deferred income taxes	(28,909)	(6,467)	(13,891)
Equity in earnings of unconsolidated entities	(2,371)	(2,102)	(98)
Distributions of cumulative earnings from unconsolidated entities	3,969	3,922	1,960
Cash paid for interest rate swap settlement	(10,413)	(12,483)	(7,818)
Straight-line rental revenues	(40,925)	(41,239)	(6,872)
Stock-based compensation	12,751	13,847	13,721
Change in fair value of contingent consideration	—	21	7,163
Gain on sale of operations	(176)	(28,143)	—
Gain on sale of unconsolidated entity	(7,923)	—	—
Goodwill impairment (Note 3)	240,500	—	71,000
Gain on prepayment of settlement payable (Note 3)	—	(5,432)	—
Loss (gain) on asset disposals	898	(213)	1,796
Gain on sale of real estate	(433)	(442)	(86,267)
Accretion of settlement payable	11,714	16,901	—
Other	(72)	124	(297)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,176)	24,497	12,634
Other assets	15,148	14,161	(24,141)
Accounts payable, accrued expenses and other liabilities	(30,769)	27,799	37,850
Settlement payable (Note 3)	—	—	418,840
Net cash provided by operating activities	460,115	499,157	157,233
Cash flow from investing activities
Proceeds from sale of other equipment	1,815	1,487	—
Proceeds from sale of operations (Note 6)	541	62,113	—
Proceeds from sale of real estate, net of cash	665	1,034	391,885
Proceeds from sale of unconsolidated entity	32,527	—	—
Capital expenditures	(427,567)	(385,855)	(317,084)
Asset acquisitions (Note 6)	—	—	(73,407)
Net cash (used in) provided by investing activities	(392,019)	(321,221)	1,394
Cash flow from financing activities
Repayment of debt	(194,043)	(2,260,000)	(2,044,728)
Proceeds from issuance of Notes	306,500	2,380,000	2,250,000
Dividends paid	(142,950)	(141,371)	(135,676)
Payments of settlement payable	—	(190,924)	—
Payments of contingent consideration	—	(2,979)	(15,713)
Borrowings under revolving credit facility	180,000	310,000	170,000
Payments under revolving credit facility	(192,000)	(220,000)	(635,019)
Finance lease payments	(1,193)	(2,019)	(3,702)
Payments for financing costs	(9,852)	(27,660)	(50,875)
Payments for capped call option	(21,149)	—	—
Payment for settlement of common stock warrant	(522)	—	—
Termination of bond hedge option	1,190	—	—
Settlement Common Stock issuance (Note 20)	—	—	244,550
Costs related to early repayment of debt	—	(36,486)	—
Distributions paid to noncontrolling interest	(233)	(1,700)	(2,322)
Payment for exchange of noncontrolling interest	(4,620)	—	—

Employee stock purchase plan	589	672	676
Payments related to tax withholding for stock-based compensation	(4,913)	(4,100)	(1,097)
Net cash used in financing activities	(83,196)	(196,567)	(223,906)
Effect of exchange rates on cash and cash equivalents	—	—
Net decrease in cash and cash equivalents	(15,100)	(18,631)	(65,279)
Cash and cash equivalents at beginning of period	58,903	77,534	142,813
Cash and cash equivalents at end of period	$43,803	$58,903	$77,534
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$8,519	$15,395	$15,230
Tenant capital improvements	$119,685	$139,012	$102,396
Receipt of equity method investment value in exchange for assets	$—	$—	$67,904
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2022, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership.
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
The Company also enters into leasing arrangements providing for the long‑term use of constructed fiber that is then integrated into the Company’s network infrastructure. For each lease that qualifies as a finance lease, the present value of the lease payments, which may include both periodic lease payments over the term of the lease as well as upfront payments to the lessor, is capitalized at the inception of the lease and included in property and equipment. As of December 31, 2022 and 2021, the accumulated amortization of our finance lease assets was $22.2 million and $18.4 million, respectively.
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
Tenant Capital Improvements—The leases with Windstream (as discussed below) provide that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as property, plant and equipment and deferred revenue. We depreciate the property, plant and equipment over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2022 and 2021, the net book value of TCIs recorded as a component of property, plant and equipment on our Consolidated Balance Sheet was $884.4 million and $838.8 million, respectively. For the years ended December 31, 2022, 2021 and 2020, we recognized $43.2 million, $39.0 million, and $35.1 million of revenue and depreciation expense related to TCIs, respectively.
Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. During the years ended December 31, 2022, 2021 and 2020, there were no events or changes in circumstances indicating that the carrying amount of any of our assets groups was not recoverable from future undiscounted net cash flows we expect the asset groups to generate, and no impairment losses were recognized.
Asset Retirement Obligations—The Company records obligations to perform asset retirement activities, primarily including requirements to remove equipment from leased space or customer sites as required under the terms of the related lease and customer agreements. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. The liability accretes as a result of the passage of time and related accretion expense is recognized in the Consolidated Statements of Income (Loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s useful life. As of December 31, 2022 and 2021, our aggregate carrying amount of asset retirement obligations totaled $13.3 million and $11.8 million, respectively. During the year ended December 31, 2022, we incurred no liabilities related to asset retirement obligations. During the year ended December 31, 2021, we incurred $0.4 million related to asset retirement obligations. During the years ended December 31, 2022, 2021, and 2020, we recognized $1.7 million, $1.5 million, and $1.3 million of accretion expense related to asset retirement obligations, respectively, included in depreciation and amortization expense in our Consolidated Statements of Income (Loss).
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
Exchangeable Notes and Related Transactions—On June 28, 2019, Uniti Fiber Holdings Inc., a subsidiary of the Company, issued $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”). The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber Holdings Inc.’s election. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, because the conversion feature in the Exchangeable Notes is not bifurcated pursuant to ASC 815, Derivatives and Hedging, and because the conversion can be settled in cash, shares, or a combination thereof, the Exchangeable Notes were separated into a liability component and an equity component in a manner that reflects Uniti Fiber Holdings Inc.’s non-convertible debt borrowing rate. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. See Note 12. The Company adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) on January 1, 2021. ASU 2020-06 (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of these notes into a single liability instrument.
In connection with the offering of the Exchangeable Notes, Uniti Fiber Holdings Inc. entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the initial purchasers or their respective affiliates (collectively, the “2019 Counterparties”). In addition, the Company entered into warrant transactions to sell to the 2019 Counterparties warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of $16.42 per share. The warrant transactions may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the strike price of the Warrants. While the Note Hedge Transactions and the Warrants each meet the definition of a derivative in ASC 815-10-15-83, they each meet the equity scope exception specified in ASC 815-10-15-74(a); as such, the Warrants and the Note Hedge Transactions are not accounted for as derivatives that must be remeasured each reporting period and instead, are recorded in stockholders’ deficit. See Note 10.
Intangible Assets—Intangible assets are presented in the financial statements at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives.
Transaction Related and Other Costs—The Company expenses non-capitalizable transaction related and other costs in the period in which they are incurred and services are received. Transaction related costs include incremental acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs. Pursuit and transaction costs include professional services (legal, accounting, advisory, regulatory, etc.), finder’s fees, travel expenses, and other direct expenses associated with a business acquisition. Integration costs include direct costs necessary to integrate an acquired business, including professional services, systems and data conversion, severance and retention bonuses payable to employees of an acquired business. In addition, other costs, such as costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us (see Note 16), and costs associated with the implementation of our enterprise resource planning system are included within this line item on the Consolidated Statements of Income (Loss).
Settlement Expense—On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream Holdings and Windstream Services, LLC (“Windstream Services”) filed a complaint with the Bankruptcy Court in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease (as defined in Note 5) should be recharacterized as a financing arrangement, that certain rent payments and TCIs made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease. On March 2, 2020, Uniti and Windstream jointly announced that they agreed to the Settlement (as defined below) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement. As a result, during the second quarter of 2020, we estimated that $650.0 million of the consideration paid to Windstream should be classified as settlement of litigation, and therefore, recorded a $650.0 million charge. The charge represented our estimated fair value of the litigation settlement component of the Settlement.
On May 26, 2020, UMB Bank, National Association and U.S. Bank National Association ("U.S. Bank"), in their respective capacities as indenture trustees of Windstream’s bonds, filed a notice of appeal in the United States District Court for the Southern District of New York from the bankruptcy court’s May 12, 2020 order approving the settlement. On July 20, 2020, UMB Bank, National Association withdrew from the appeal. On June 22, 2021, the district court dismissed the appeal of the bankruptcy court’s order approving the settlement as equitably moot. On July 26, 2021, U.S. Bank filed a notice of appeal in the United States Court of Appeals for the Second Circuit from the district court’s order. On November 8, 2022, U.S. Bank petitioned the Second Circuit for a rehearing or, in the alternative, a rehearing en banc of the October 25 summary opinion affirming the district court's dismissal of U.S. Bank's appeal. On December 16, 2022, the Second Circuit denied the petition for a rehearing or a rehearing en banc.

On September 21, 2020, Windstream emerged from bankruptcy following its voluntary petition for relief under Chapter 11 of the Bankruptcy Code. In connection with Windstream’s emergence from bankruptcy, Uniti entered into several agreements and consummated the transactions, each as described herein, to implement its settlement (the “Settlement”) with Windstream pursuant to the settlement agreement dated as of May 12, 2020 between Uniti and Windstream. Pursuant to the Settlement, Uniti and Windstream agreed to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those brought by Windstream and certain of its creditors relating to Windstream’s Chapter 11 proceedings and the Master Lease. On January 8, 2021, Windstream filed in the bankruptcy court a stipulation and order dismissing the adversary proceeding against Uniti with prejudice subject to the terms set forth in the settlement agreement. The stipulation and order was entered by the bankruptcy court on January 25, 2021.

In accordance with the Settlement, we have a number of obligations including the following:
i.we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and we may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). As of December 31, 2022, the Company has made payments totaling $215.4 million;
ii.we are obligated to reimburse Windstream for Growth Capital Improvements as described in Note 5;
iii.we closed the Stock Purchase Agreement with certain first lien creditors of Windstream (see Note 20); and
iv.we closed the Asset Purchase Agreement with Windstream (see Note 6).
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
Leasing
Leasing revenue represents the results from our leasing segment, Uniti Leasing, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis. See discussion in “Leases” in this Note 3 and Note 5.
The Windstream Leases (as defined in Note 5) are long-term exclusive triple-net leases, whereby Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes or insurance, as Windstream makes direct payments to the taxing authorities and insurance carriers, respectively.
Fiber Infrastructure
The Fiber Infrastructure segment represents the operations of our fiber business, Uniti Fiber, which provides:
i.Consumer, enterprise, wholesale, and backhaul lit fiber revenue is recognized over the life of the contracts in a pattern that reflects the satisfaction of Uniti’s stand-ready obligation to provide lit fiber services. The transaction price is equal to the monthly-recurring charge multiplied by the contract term, plus any non-recurring or variable charges. For each contract, the customer is invoiced monthly.
ii.E-Rate contracts involve providing lit fiber services to schools and libraries, and revenue is recognized over the life of the contract in a pattern that reflects the satisfaction of Uniti’s stand-ready obligation to provide lit fiber services. The transaction price is equal to the monthly-recurring charge multiplied by the contract term, plus any non-recurring or variable charges. For each contract, the customer is invoiced monthly.
iii.Small cell contracts provide improved network connection to areas that may not require or accommodate a tower. Small cell arrangements typically contain five streams of revenue: site development, radio frequency (“RF”) design, dark fiber lease, construction services, and maintenance services. Site development, RF design and construction are each separate services and are considered distinct performance obligations. Dark fiber and associated maintenance services constitute a lease, and as such, revenue is recognized under the leasing guidance.
iv.Construction revenue is generated from contracts to provide various construction services such as equipment installation or the laying of fiber. Construction revenue is recognized over time as construction activities occur as we are either enhancing a customer’s owned asset or constructing an asset with no alternative use to us and we would be entitled to our costs plus a reasonable profit margin if the contract was terminated early by the customer. We are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.
v.Dark fiber arrangements represent operating leases and revenue is recognized under the leasing guidance. When (i) a customer makes an advance payment or (ii) a customer is contractually obligated to pay any amounts in advance, which is not deemed a separate performance obligation, deferred leasing revenue is recorded. This leasing revenue is recognized ratably over the expected term of the contract, unless the pattern of service suggests otherwise.
vi.The Company generates revenues from other services, such as consultation services and equipment sales. Revenue from the sale of customer premise equipment and modems that are not provided as an essential part of the telecommunications services, including broadband, long distance, and enhanced services is recognized when products are delivered to and accepted by the customer. Revenue from customer premise equipment and modems provided as an essential part of the telecommunications services, including broadband, long distance, and enhanced services are recognized over time in a pattern that reflects the satisfaction of the service performance obligation.
Towers
The Towers segment represents the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate, which we then leased to our customers in the United States and Latin America. Revenue from our towers business qualifies as lease revenues under ASC 842 and is outside the scope of ASC 606. The Company completed a series of transactions to largely divest of its towers business and on April 2, 2019, May 23, 2019 and June 1, 2020, the Company completed the sales of its Latin American business, substantially all of its U.S. ground lease business, and its U.S. tower business, respectively.
Consumer CLEC
The Consumer CLEC segment represents the operations of our former small consumer competitive local exchange carrier business (the "Consumer CLEC Business" or "Talk America", which provided local telephone, high-speed internet and long-distance services to customers in the eastern and central United States. Customers were billed monthly for services rendered based on actual usage or contracted amounts. The transaction price is equal to the monthly-recurring charge multiplied by the initial contract term (typically 12 months), plus any non-recurring or variable charges. As of the end of the second quarter of 2020, we substantially completed a wind down of our Consumer CLEC Business.
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
We are exposed to credit losses primarily through our trade receivables. We assess ability to pay for certain customers by considering a variety of factors, such as the customer’s established credit rating, if available, and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical experience and economic expectations. We update our estimate of credit loss reserves quarterly, considering recent write-offs, collections information and underlying economic expectations. The allowance for credit losses is recorded in accounts receivable, net on our Consolidated Balance Sheets. At December 31, 2022 and 2021, our allowance for credit losses was $2.9 million and $2.7 million, respectively. Credit losses for the years ended December 31, 2022, 2021 and 2020 were $0.6 million, $1.5 million and $1.8 million, respectively.
Straight-Line Revenue Receivable—We evaluate the collectability of our straight-line revenue receivables in accordance with the provisions of ASC 842, Leases ("ASC 842"), where if the collectability of lease payments is not probable at the commencement date, or at any time during the lease term, then we limit the lease revenue to the lesser of the revenue recognized on a straight-line basis or cash basis. If our assessment of collectability changes after the commencement date, we record the difference between the lease revenue that would have been recognized on a straight-line basis and cash basis as a current period adjustment to lease revenue.
Leases—We classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is comprised of amortization on the right-of-use (“ROU”) asset and interest expense recognized based on an effective interest method (a finance lease) or as a single lease cost recognized on a straight-line basis over the term of the lease (an operating lease). We recognize an ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.
We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.

We enter into lease contracts including ground, towers, equipment, office, colocation and fiber lease arrangements, in which we are the lessee, and service contracts that may include embedded leases. Operating leases where we are the lessor are included in Leasing, Fiber Infrastructure and Tower revenues on our Consolidated Statements of Income (Loss).
From time to time we may enter into direct financing lease arrangements as a lessee that include (i) a lessee obligation to purchase the leased equipment at the end of the lease term, (ii) a bargain purchase option, (iii) a lease term having a duration that is for the major part of the remaining economic life of the leased equipment or (iv) provides for minimum lease payments with a present value amounting to substantially all of the fair value of the leased asset at the date of lease inception.
ROU assets and lease liabilities related to operating leases where we are the lessee are separately stated on our Consolidated Balance Sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments.
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
i.ASC 842 requires a lessor to discount its unpaid lease payments using the interest rate implicit in the lease and a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As we generally do not know the implicit rate for our leases where we are the lessee, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.
ii.The lease term for all of our leases includes the noncancellable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that the lessee is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
iii.Lease payments included in the measurement of the lease asset or liability comprise the following: (i) fixed payments (including in-substance fixed payments), (ii) variable payments that depend on index or rate based on the index or rate at lease commencement, and (iii) the exercise price of a lessee option to purchase the underlying asset if the lessee is reasonably certain to exercise.
For operating leases where we are the lessor, we continue recognizing the underlying asset and depreciating it over its estimated useful life. Lease income is recognized on a straight-line basis over the lease term. Leasing revenue is not recognized when collection of all contractual rents over the term of the agreement is not probable. When collection is not probable, we limit the lease revenue to the lesser of the revenue recognized on a straight-line basis or cash basis.
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
We have lease agreements which include lease and nonlease components. For leases where we are a lessee, we have elected to combine lease and nonlease components for all lease contracts. For leases where we are the lessor, we combine the lease and non-lease components when the components qualify to be combined and we account for the combined arrangement based on whether the lease or non-lease component is predominant. Maintenance services are the primary nonlease components and the combined components typically are treated as leases for revenue recognition purposes.
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
Income Taxes—We elected on our initial U.S. federal income tax return to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
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
We have elected to treat the subsidiaries through which we operate Uniti Fiber and certain subsidiaries of Uniti Leasing, and operated Talk America as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

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
Noncontrolling Interest—The limited partner equity interests in our operating partnership are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. All of the limited partner equity interests in our operating partnership not held by the Company are reflected as noncontrolling interests. In the Consolidated Statements of Income (Loss), we allocate net income (loss) attributable to noncontrolling interests to arrive at net (loss) income attributable to shareholders based on their proportionate share.
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
Goodwill—As of December 31, 2022, and 2021, all of our goodwill is included in our Fiber Infrastructure segment. Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. Our annual impairment test is performed with a valuation date of October 1. In accordance with ASC 350-20, Intangibles-Goodwill and Other ("ASC 350-20"), we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). On the occurrence of a Triggering Event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit must be compared with its carrying value. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; and the estimation of the fair value of a reporting unit. During the third quarter of 2022, the Company identified a triggering event under ASC 350-20 and, therefore, performed a qualitative and quantitative goodwill impairment test with a valuation date of September 30, 2022. The triggering event was a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate. As a result, we concluded that the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, was less than its carrying amount. Accordingly, we recorded a $216.0 million goodwill impairment charge in the Fiber Infrastructure reporting unit. During the fourth quarter of 2022, we performed an additional quantitative and qualitative impairment test, and concluded that as a result of the continuing macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, the fair value of the Fiber Infrastructure reporting unit was less than its carrying amount. As a result, we recorded a $24.5 million goodwill impairment charge in the Fiber Infrastructure reporting unit.
During the year ended December 31, 2021, no impairment losses were recognized. During the year ended December 31, 2020, we performed our annual goodwill impairment analysis during the fourth quarter of 2020 and concluded that, as a result of increased capital expenditure investments in dark fiber and small cell projects and less than anticipated cash flow growth, the fair value of the Fiber Infrastructure reporting unit, estimated using a combination of the income approach and market approach, was less that its carrying amount. Accordingly, we recorded a $71 million goodwill impairment in the Fiber Infrastructure reporting unit.
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
Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Dilutive earnings per share includes the weighted average number of common shares and the dilutive effect of restricted stock, performance-based awards outstanding during the period, the Convertible 2027 Notes and the Exchangeable Notes, when such awards are dilutive. See Note 14.
Concentration of Credit Risks—Revenue under the Windstream Leases provided 66.5% of our revenue for the year ended December 31, 2022, 66.4% of our revenue for the year ended December 31, 2021, and 65.8% of our revenue for the year ended December 31, 2020. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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
Reclassifications—Certain prior year asset and liability categories and related amounts have been reclassified to conform with current year presentation. Operating lease right of use assets, net and operating lease liabilities are now presented separately on our Consolidated Balance Sheets.
Recently Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 effective January 1, 2022, and there was no impact on our consolidated financial statements.

In July 1, 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”), which requires lessors to classify leases as operating leases if they (1) have variable lease payments that do not depend on a reference index or rate, and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as a sales-type or direct financing lease. The Company adopted ASU 2021-05 effective January 1, 2022, and there was no impact on our consolidated financial statements.
Note 4. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Year Ended December 31,
(Thousands)	2022	2021	2020
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$78,977	$86,915	$106,125
Enterprise and wholesale	85,820	86,390	78,702
E-Rate and government	64,219	74,396	80,428
Other	2,827	3,272	4,341
Fiber Infrastructure	$231,843	$250,973	$269,596
Leasing	4,590	4,449	1,420
Consumer CLEC	—	—	651
Total revenue from contracts with customers	236,433	255,422	271,667
Revenue accounted for under leasing guidance
Leasing	822,867	797,048	744,495
Fiber Infrastructure	69,547	48,052	44,767
Towers	—	—	6,112
Total revenue accounted for under leasing guidance	892,414	845,100	795,374
Total revenue	$1,128,847	$1,100,522	$1,067,041
At December 31, 2022 and 2021, lease receivables were $26.2 million and $19.4 million, respectively, and receivables from contracts with customers were $16.1 million and $14.7 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivables, net on our Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the years ended December 31, 2022, 2021, and 2020, we recognized revenues of $6.4 million, $13.2 million, and $5.4 million, respectively that was included in the December 31, 2021, December 31, 2020, and December 31, 2019 contract liabilities balance, respectively.

The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2021	$4,066	$9,099
Balance at December 31, 2022	$173	$8,699
Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of December 31, 2022, our future revenues (i.e. transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $563.4 million, of which $463.8 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.3 years, while $99.7 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 5.7 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
Note 5. Leases
Lessor Accounting
We lease communications towers, ground, colocation, other communication equipment and dark fiber to tenants under operating leases. Our leases have initial lease terms ranging from less than one year to 35 years, most of which include options to extend or renew the leases for less than one year to 20 years (based on the satisfaction of certain conditions as defined in the lease agreements), and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.
The components of lease income for the years ended December 31, 2022 and 2021 are as follows:

(Thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease income - operating leases	$892,414	$845,100
Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of December 31, 2022 are as follows:

(Thousands)	December 31, 2022 (1)
2023	$779,794
2024	792,205
2025	793,341
2026	794,728
2027	795,338
Thereafter	2,295,504
Total lease receivables	$6,250,910
(1) Total future minimum lease payments to be received include $5.3 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor as of December 31, 2022 and 2021 are summarized as follows:

(Thousands)	December 31, 2022	December 31, 2021
Land	$26,549	$26,593
Building and improvements	346,093	343,624
Poles	296,941	281,130
Fiber	3,529,835	3,278,276
Equipment	437	428
Copper	3,964,439	3,918,281
Conduit	89,963	89,859
Tower assets	1,397	1,397
Finance lease assets	28,126	28,126
Other assets	10,434	10,649
	8,294,214	7,978,363
Less: accumulated depreciation	(5,542,726)	(5,391,479)
Underlying assets under operating leases, net	$2,751,488	$2,586,884
Depreciation expense for the underlying assets under operating leases where we are the lessor for the years ended December 31, 2022 and 2021 is summarized as follows:

(Thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Depreciation expense for underlying assets under operating leases	$176,160	$178,348
Lessee Accounting
We have commitments under operating leases for communications towers, ground, colocation, other communication equipment, dark fiber lease arrangements and buildings. We also have finance leases for automobiles and dark fiber lease arrangements. Our leases have initial lease terms ranging from less than one year to 30 years, most of which include options to extend or renew the leases for less than one year to 20 years, and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.
As of December 31, 2022, we have short term lease commitments amounting to approximately $2.9 million, for colocation and dark fiber arrangements.

The components of lease cost are presented within general and administrative expense and operating expense, while sublease income is presented within revenues in our Consolidated Statements of Income (Loss) for the years ended December 31, 2022 and 2021 are as follows:

(Thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Finance lease cost
Amortization of ROU assets	$3,793	$4,649
Interest on lease liabilities	1,437	2,383
Total finance lease cost	5,230	7,032
Operating lease cost	19,946	18,886
Short-term lease cost	3,109	2,885
Variable lease cost	547	492
Less sublease income	(13,683)	(12,752)
Total lease cost	$15,149	$16,543
Amounts reported in the Consolidated Balance Sheets for leases where we are the lessee as of December 31, 2022 and 2021 were as follows:

(Thousands)	Location on Consolidated Balance Sheets	December 31, 2022	December 31, 2021
Operating leases
ROU asset, net	Operating lease right-of-use assets, net	$88,545	$80,271
ROU liability	Operating lease liabilities	66,356	57,349

Finance leases
ROU asset, gross	Property, plant and equipment, net	$73,487	$72,284
ROU liability	Finance lease obligations	15,520	15,348

Weighted-average remaining lease term
Operating leases		10.1 years	9.4 years
Finance leases		11.5 years	12.8 years

Weighted-average discount rate
Operating leases		8.6%	8.6%
Finance leases		10.1%	10.6%

Other information related to leases as of December 31, 2022 and 2021 are as follows:

(Thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$1,437	$2,383
Operating cash flows for operating leases	19,874	22,471
Financing cash flows for finance leases	1,193	2,019

Non-cash items:
New operating leases and remeasurements, net	$23,173	$15,230
New finance leases	1,314	—
Future lease payments under non-cancellable leases as of December 31, 2022 are as follows:

(Thousands)	Operating Leases	Finance Leases
2023	$16,252	$2,560
2024	13,755	2,370
2025	11,113	2,316
2026	8,440	2,316
2027	5,908	2,185
Thereafter	47,179	12,718
Total undiscounted lease payments	$102,647	$24,465
Less: imputed interest	(36,291)	(8,945)
Total lease liabilities	$66,356	$15,520
Future sublease rentals as of December 31, 2022 are as follows:

(Thousands)	Sublease Rentals
2023	$9,659
2024	9,763
2025	9,852
2026	9,937
2027	9,961
Thereafter	124,096
Total	$173,268
Windstream Leases
Pursuant to the Spin-Off, Uniti entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived. In connection with Windstream’s emergence from bankruptcy, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases that each expire on April 30, 2030 (collectively, the “Windstream Leases”), which Windstream Leases amended and restated the Master Lease in its entirety. The Windstream Leases consist of two leases: (a) a master lease (the “ILEC MLA”) that governs Uniti owned assets used for Windstream’s incumbent local exchange carrier (“ILEC”) operations and (b) a master lease (the “CLEC MLA”) that governs Uniti owned assets used for Windstream’s competitive local exchange carrier (“CLEC”) operations. The aggregate initial annual rent under the Windstream Leases is $663.0 million. The tenants under the ILEC MLA are Windstream Holdings II, LLC (“Windstream Holdings II,” successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (“Windstream Services II,” successor in interest to Windstream Services LLC), and certain subsidiaries and/or newly formed affiliated entities operating the ILECs, and the landlords under the ILEC MLA are the Uniti entities that own the applicable ILEC assets. Similarly, the tenants under the CLEC MLA are Windstream Holdings II, Windstream Services II, and certain subsidiaries and/or newly formed affiliated entities operating CLECs, and the landlords under the CLEC MLA are the Uniti entities that own the CLEC assets. The Windstream Leases contain cross-guarantees and cross-default provisions, which will remain effective as long as Windstream or an affiliate is the tenant under both of the Windstream Leases and unless and until the landlords under the ILEC MLA are different from the landlords under the CLEC MLA. The Windstream Leases permit Uniti to transfer its rights and obligations and otherwise monetize or encumber the Windstream Leases, together or separately, so long as Uniti does not transfer interests in either Windstream Lease to a Windstream competitor.
In addition, the Windstream Leases impose certain financial restrictions on Windstream if Windstream fails to maintain certain financial covenants. Windstream covenants not to incur certain indebtedness (other than certain refinancing in a principal amount that does not exceed the sum of the principal amount of the indebtedness refinanced, the accrued and unpaid interest on such indebtedness refinanced and any other amounts owing thereon and any customary costs incurred in connection with such refinancing or drawings under its third party syndicated revolving credit facility, in an amount not to exceed $750 million) if its total leverage ratio, pro forma for the incurrence of such indebtedness, would exceed 3.00 :1:00. Further, Windstream covenants not to incur certain additional indebtedness, pay dividends, repurchase stock or prepay unsecured debt, or enter into a transaction with an entity controlled by a member of the board without Uniti’s consent if Windstream’s total leverage ratio exceeds 3.50:1.00. Notwithstanding the foregoing, the financial covenants described herein shall not apply at any time in which Windstream maintains a corporate family rating of not less than “B2” by Moody’s and either “B” by Standard & Poor’s or “B” by Fitch Ratings.
Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020, $225 million in 2021 and 2022 and are limited to $225 million per year in 2023 and 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvement commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made to Windstream as of December 31, 2022.
The Windstream Leases provide that TCIs, defined as maintenance, repair, overbuild, upgrade or replacement to the Distribution Systems, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as real estate investments and deferred revenue. We depreciate the real estate investments over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. TCIs exclude Growth Capital Improvements as an when reimbursed by Uniti.
During the year ended December 31, 2022, Uniti reimbursed $238.0 million of Growth Capital Improvements, of which $30.9 million, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2021 that were previously classified as TCIs. Subsequent to December 31, 2022, Windstream requested and we reimbursed $19.5 million of qualifying Growth Capital Improvements that were reported as TCIs as of December 31, 2022. As of the date of this Annual Report on Form 10-K, we have reimbursed a total of $563.6 million of Growth Capital Improvements.
Note 6. Business Combinations, Asset Acquisitions and Dispositions
2021 Transactions
Everstream OpCo-PropCo Transaction
On May 28, 2021, the Company completed its previously announced strategic transaction with Everstream Solutions LLC (“Everstream”). As part of the transaction, Uniti entered into two 20-year dark fiber indefeasible rights of use (“IRU”) lease agreements with Everstream on Uniti owned fiber. Concurrently, Uniti sold its Uniti Fiber Northeast operations and certain dark fiber IRU contracts acquired as part of the Windstream settlement to Everstream. Total cash consideration, including upfront IRU payments, was approximately $135 million. In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20 -year term of the IRU lease agreements, subject to an annual escalator of 2%. During the quarter ended June 30, 2021, we recorded a gain of $28.1 million related to this transaction, which is included in gain on sale of operations in our Consolidated Statements of Income (Loss).

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
Of the $69.8 million of intangible assets acquired, $59.3 million is related to contracts (8-year weighted-average life) and $10.5 million is related to underlying rights agreements (30-year life). The Company determined the useful life of the contract intangible assets using the weighted-average remaining term and the rights of way intangible asset by aligning the useful life of the intangible assets with that of the underlying fiber assets acquired. The intangible liabilities represent below market leases, where we are the lessor, and has a weighted-average useful life of 19 years, which aligns with the terms of the agreements. Acquired right of use assets of $27.6 million are recorded within other assets on our Consolidated Balance Sheets.
Sale of Midwest Fiber Network
On July 1, 2020, the Company completed the sale of the entity that controlled the Company’s Midwest fiber network assets (the “Propco”) to Macquarie Infrastructure Partners (“MIP”), selling net assets having a book value of $186.5 million for total cash consideration of $167.6 million. The Company retained a 20% investment interest in the Propco, having a fair value of $41.9 million, through a newly-formed limited liability company with MIP. During the third quarter of 2020, we recorded a gain of $23.0 million related to this transaction.

Sale of U.S. Tower Portfolio
On June 1, 2020, the Company completed the sale of its U.S. tower business to Melody, selling net assets having a book value of $190.0 million for total cash consideration of $225.8 million. The Company retained a 10% investment interest in the tower business, having a fair value of $26.0 million, through a newly-formed limited partnership with Melody, and will receive incremental earn-out payments, estimated to be $1.6 million, which is included in other assets on the Consolidated Balance Sheet as of December 31, 2022. During the second quarter of 2020, we recorded a gain of $63.4 million related to this transaction.
Note 7. Investment in Unconsolidated Entities
Fiber Holdings
Fiber Holdings was primarily established to develop fiber networks as real estate property for long-term investment. On July 1, 2020, the Company completed the sale of an ownership stake in the Propco. Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner. Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco. The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings, as equity method unconsolidated entity, was approximately $38.7 million as of December 31, 2022. The Company has not provided financial support to Fiber Holdings.
Harmoni
On June 21, 2022, the Company completed the sale of its investment in Harmoni Towers LP to Palistar Communications Infrastructure GP LLC, our partner in the investment, for total cash consideration of $32.5 million. As a result of the transaction, during the second quarter of 2022 we recorded a pre-tax gain of $7.9 million within other income (expense), net and $6.7 million of income tax expense within our Consolidated Statements of Income (Loss).
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
Our financial instruments consist of cash and cash equivalents, accounts and other receivables, derivative instruments, contingent consideration, our outstanding notes and other debt, settlement payable, contingent consideration and accounts, interest and dividends payable.

The following table summarizes the fair value of our financial instruments at December 31, 2022 and 2021:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2022
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,208,319	$—	$2,208,319	$—
Senior secured notes - 4.75%, due April 15, 2028	469,740	—	469,740	—
Senior unsecured notes - 6.50%, due February 15, 2029	759,917	—	759,917	—
Senior unsecured notes - 6.00%, due January 15, 2030	467,401	—	467,401	—
Convertible senior notes - 7.50%, due December 1, 2027	297,765	—	297,765	—
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	127,024	—	127,024	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	187,981	—	187,981	—
Settlement payable	232,350	—	232,350	—
Total	$4,750,497	$—	$4,750,497	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2021
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,351,576	$—	$2,351,576	$—
Senior secured notes - 4.75%, due April 15, 2028	560,857	—	560,857	—
Senior unsecured notes - 6.50%, due February 15, 2029	1,087,844	—	1,087,844	—
Senior unsecured notes - 6.00%, due January 15, 2030	659,992	—	659,992	—
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	453,104	—	453,104	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	199,980	—	199,980	—
Settlement payable	254,725	—	254,725	—
Derivative liability, net	10,413	—	10,413	—
Total	$5,578,491	$—	$5,578,491	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our Notes and other debt was $5.26 billion at December 31, 2022, with a fair value of $4.52 billion. The estimated fair value of the Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative instruments are carried at fair value. See Note 10. The fair value of our interest rate swap is determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swap and also incorporate credit valuation adjustments to appropriately reflect both Uniti 's own non-

performance risk and non-performance risk of the respective counterparties. The Company has determined that the majority of the inputs used to value its derivative instruments fall within Level 2 of the fair value hierarchy; however, the associated credit valuation adjustments utilized Level 3 inputs, such as estimates of credit spreads, to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustment is not significant to the overall value of the derivatives. As such, the Company classifies its derivative instruments valuation in Level 2 of the fair value hierarchy.
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
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”) (see Note 3). The Settlement Payable was recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. The remaining Settlement Payable is $251.1 million and is reported as settlement payable on our Consolidated Balance Sheet at December 31, 2022. There have been no changes in the valuation methodologies used since the initial recording.
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
Changes in the fair value of contingent consideration were recorded in our Consolidated Statements of Income (Loss) in the period in which the change occurred. The final measurement of the contingent consideration was recorded during the three months ended March 31, 2021, resulting in an increase in the fair value of less than $0.1 million. For the year ended December 31, 2020, there was a $7.2 million increase in the fair value of the contingent consideration that was recorded in Other (income) expense on the Consolidated Statements of Income (Loss).
Note 9. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives(1)	December 31, 2022	December 31, 2021
Land	Indefinite	$28,845	$28,449
Building and improvements	3 - 40 years	363,077	359,980
Poles	30 years	296,941	281,130
Fiber	30 years	4,434,506	4,107,519
Equipment	5 - 7 years	399,473	331,761
Copper	20 years	3,964,439	3,918,281
Conduit	30 years	89,963	89,859
Tower assets	20 years	5,619	8,544
Finance lease assets	See Note 3	73,487	72,284
Construction in progress	See Note 3	46,508	27,366
Other assets	15 - 20 years	10,436	10,652
Corporate assets	3 - 7 years	14,883	14,326
		9,728,177	9,250,151
Less accumulated depreciation		(5,973,630)	(5,741,212)
Property, plant and equipment, net		$3,754,547	$3,508,939

(1)Certain property acquired from Windstream is depreciated using Windstream's estimated useful lives. Specifically, certain Fiber assets are depreciated using an average 20 year life.
Finance lease assets above predominantly represent fiber leases, where we have the exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable.
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $263.0 million, $261.2 million and $301.2 million, respectively.
Note 10. Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.
On April 27, 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured term loan facility. These interest rate swaps were designated as cash flow hedges and had a notional value of $2.0 billion. As result of the repayment of the Company’s senior secured term loan facility in February of 2020 (see Note 12), the Company entered into receive-fixed interest rate swaps to offset its existing pay-fixed interest rate swaps, which matured on October 24, 2022. As a result, the Company discontinued hedge accounting as the hedge accounting requirements were no longer met. Amounts in accumulated other comprehensive (loss) income as of the date of de-designation, were reclassified to interest expense as the hedged transactions impact earnings. Prospectively, changes in fair value of all interest rate swaps will be recorded directly to earnings.
The Company has elected to offset derivative positions that are subject to master netting arrangements with the same counterparty in our Consolidated Balance Sheets. The following table presents the gross amounts of our derivative instruments subject to master netting arrangements with the same counterparty as of December 31, 2021:

Offsetting of Derivative Assets and Liabilities (Thousands)	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets or Liabilities presented in the Consolidated Balance Sheets
At December 31, 2021
Assets
Interest rate swaps	$10,788	$(10,788)	$—
Total	$10,788	$(10,788)	$—

Liabilities
Interest rate swaps	$21,201	$(10,788)	$10,413
Total	$21,201	$(10,788)	$10,413

The following table summarizes the fair value and the presentation in our Consolidated Balance Sheet:

(Thousands)	Location on Consolidated Balance Sheet	December 31, 2022	December 31, 2021
Interest rate swaps	Derivative liability, net	$—	$10,413
As of December 31, 2022, all of the interest rate swaps matured and have no impact on the Consolidated Balance Sheets. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statements of Income (Loss) for the year ended December 31, 2022 was $9.2 million.
As of December 31, 2021, all of the interest rate swaps were valued in net unrealized loss positions and recognized as a liability balance within the derivative liability, net on the Consolidated Balance Sheets. As hedge accounting is no longer applied beginning in February 2020, the unrealized loss amounts are now being recorded directly to earnings. For the year ended December 31, 2020, the amount recorded in other comprehensive income related to the derivative instruments was a $7.7 million unrealized loss. The amount reclassified out of other comprehensive income into interest expense on our Consolidated Statements of Income (Loss) for the years ended December 31, 2021 and 2020 was $11.3 million and $10.8 million, respectively.
Exchangeable Notes Hedge Transactions
On June 25, 2019, concurrently with the pricing of the Exchangeable Notes (see Note 12), and on June 27, 2019, concurrently with the exercise by the initial purchasers of their option to purchase additional Exchangeable Notes, Uniti Fiber Holdings Inc., the issuer of the Exchangeable Notes, entered into the Note Hedge Transactions with certain of the 2019 Counterparties. The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber Holdings Inc. is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.
The Note Hedge Transactions are separate transactions, entered into by Uniti Fiber Holdings Inc. with the 2019 Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Note Hedge Transactions. Uniti Fiber Holdings Inc. used approximately $70.0 million of the net proceeds from the offering of the Exchangeable Notes to pay the cost of the Note Hedge Transactions. The Note Hedge Transactions meet certain accounting criteria under GAAP and are recorded in additional paid-in capital on our Consolidated Balance Sheets, and are not accounted for as derivatives that are remeasured each reporting period.
Warrant Transactions
On June 25, 2019, concurrently with the pricing of the Exchangeable Notes, and on June 27, 2019 concurrently with the exercise by the initial purchasers of their option to purchase additional Exchangeable Notes, the Company entered into warrant transactions to sell to the 2019 Counterparties Warrants to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of approximately $16.42 per share. The maximum number of shares of the Company’s common stock that could be issued pursuant to the Warrants is approximately 55.5 million. The Company offered and sold the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). If the market value per share of the Company’s common stock, as measured under the Warrants, at the time of exercise exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants will expire over a period beginning in September 2024.
The Warrants are separate transactions, entered into by the Company with the 2019 Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Warrants. The Company received approximately $50.8 million from the offering and sale of the Warrants. The Warrants meet certain accounting criteria under GAAP and are recorded in additional paid-in capital on our Consolidated Balance Sheets are not accounted for as derivatives that are remeasured each reporting period.
Capped Call Transactions
On December 7, 2022, in connection with the pricing of the Convertible 2027 Notes (see Note 12), the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at a cost of $21.1 million. The Capped Calls cover the same number of shares of the Company’s common stock that initially underlie the Convertible 2027 Notes in the aggregate. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the Convertible 2027 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Convertible 2027 Notes its common stock price exceeds the conversion price of the Convertible 2027 Notes. The cap price of the Capped Calls will initially be $10.63 per share of common stock, which represents a premium of 75% over the last reported sale price of the Company’s common stock of $6.075 per share on December 7, 2022 and is subject to customary anti-dilution adjustments substantially similar to those applicable to the Convertible 2027 Notes. The Company used approximately $21.1 million of the net proceeds from the offering of the Convertible 2027 Notes to pay for the cost of the Capped Calls. The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.
Additionally on December 7, 2022, in connection with the Company’s repurchase of the Exchangeable Notes, the Company entered into partial unwind agreements (the “Unwind Agreements”) with the 2019 Counterparties to unwind (see Note 12) a portion of the Note Hedge Transactions and the Warrant described above (collectively, the “Unwind Transactions”). In connection with the Unwind Transactions, the Company received cash as a termination payment for of the portion of the Note Hedge Transactions that were unwound, and the Company delivered cash as a termination payment in respect of the portion of the Warrants that were unwound. The amount of cash that was received, which was approximately $1.2 million, and the amount of cash that was delivered to the 2019 Counterparties, which was approximately $0.5 million, were based generally on the termination values of the unwound portions of such instruments.
Note 11. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2022 and 2021, are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2020	$672,878	$672,878
Accumulated impairment charges as of December 31, 2020	(71,000)	(71,000)
Balance at December 31, 2020	601,878	601,878
Balance at December 31, 2021	601,878	601,878
Goodwill impairment (Note 3)	(240,500)	(240,500)
Balance at December 31, 2022	$361,378	$361,378
Goodwill at December 31, 2022	$672,878	$672,878
Accumulated impairment charges as of December 31, 2022	$(311,500)	$(311,500)

The carrying value of our other intangible assets is as follows:

(Thousands)	December 31, 2022		December 31, 2021
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(128,728)	$416,104	$(105,861)
Contracts	52,536	(14,776)	52,536	(8,209)
Underlying rights	10,497	(787)	10,497	(437)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(144,291)		(114,507)
Total intangible assets, net	$334,846		$364,630

Finite life intangible liabilities:
Acquired below-market leases	$191,154	$(24,062)	$191,154	$(13,368)

Total intangible liabilities	191,154		191,154
Less: accumulated amortization	(24,062)		(13,368)
Total intangible liabilities, net	$167,092		$177,786

As of December 31, 2022, the remaining weighted average amortization period of the Company’s intangible assets was 14.2 years.
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $29.8 million, $29.8 million and $28.2 million, respectively. Amortization expense is estimated to be $29.8 million in 2023, $29.7 million in 2024, $29.7 million in 2025, $29.7 million in 2026 and $29.7 million in 2027.
We recognize the amortization of below-market leases in revenue in arrangements where we are the lessor. Revenue related to the amortization of the below-market leases for the years ended December 31, 2022 and December 31, 2021 was $10.7 million and $10.7 million respectively. We recognized no revenue from intangible liabilities for the year ended December 31, 2020. As of December 31, 2022, the remaining weighted average amortization period of the Company’s intangible liabilities was 17.0 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million in 2023, $10.7 million in 2024, $10.7 million in 2025, $10.7 million in 2026, and $10.7 million in 2027.
Note 12. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.
Notes and other debt is as follows:

(Thousands)	December 31, 2022	December 31, 2021
Principal amount	$5,262,373	$5,175,000
Less unamortized discount, premium and debt issuance costs	(73,558)	(84,463)
Notes and other debt less unamortized discount and debt issuance costs	$5,188,815	$5,090,537

Notes and other debt at December 31, 2022 and 2021 consisted of the following:

	December 31, 2022		December 31, 2021
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	2,250,000	(22,239)	2,250,000	(31,411)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(7,654)	570,000	(8,886)
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	137,873	(1,501)	345,000	(6,187)
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(9,768)	—	—
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(18,245)	1,110,000	(20,797)
Senior unsecured notes - 6.00%, due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(10,535)	700,000	(11,689)
Senior secured revolving credit facility, variable rate, due December 10, 2024	188,000	(3,616)	200,000	(5,493)
Total	$5,262,373	$(73,558)	$5,175,000	$(84,463)
At December 31, 2022, notes and other debt included the following: (i) $188.0 million under the Revolving Credit Facility (as defined below) pursuant to the credit agreement by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”); (ii) $2.25 billion aggregate principal amount of 7.875% Senior Secured Notes due 2025 (the “2025 Secured Notes”); (iii) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “2028 Secured Notes”); (iv) $1.11 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (v) $137.9 million aggregate principal amount of the Exchangeable Notes; (vi) $700.0 million aggregate principal amount of 6.00% Senior Secured Notes due January 15, 2030 (the “2030 Notes” and collectively with the 2025 Secured Notes, 2028 Secured Notes, 2029 Notes, the Exchangeable Notes, and the 2030 Notes, the “Notes”); and (vii) $306.5 million aggregate principal amount of 7.50% Convertible Senior Notes due 2027 (the "Convertible 2027 Notes").
Credit Agreement
The Borrowers are party to the Credit Agreement, which provides for a $500 million revolving credit facility that will mature on December 10, 2024 (the “Revolving Credit Facility”) and provides us with the ability to obtain revolving loans as well as swing line loans and letters of credit from time to time. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2022, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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
The Notes
Secured Notes
The Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”), have outstanding $2.25 billion aggregate principal amount of the 2025 Secured Notes, which were issued on February 10, 2020. The 2025 Secured Notes mature on February 15, 2025 and bear interest at a rate of 7.875% per year. Interest on the 2025 Secured Notes is payable on February 15 and August 15 of each year. On February 14, 2023, the Issuers issued $2.6 billion aggregate principal amount of the 10.50% Senior Secured Notes due 2028 (the “Secured Notes due February 2028”). The Issuers used the net proceeds from the offering to fund the redemption in full of the Issuers’ outstanding 2025 Secured Notes, to repay outstanding borrowings under the Revolving Credit Facility and to pay any related premiums, fees and expenses in connection with the foregoing. The Issuers deposited funds with the trustee sufficient to fund the redemption in full of the 2025 Secured Notes and satisfied and discharged their obligations with respect to the 2025 Secured Notes. See Note 23.
On April 20, 2021, the Borrowers issued $570.0 million aggregate principal amount of the 2028 Secured Notes (together with the 2025 Secured Notes, the “Secured Notes”) and used the net proceeds from the offering to fund the redemption in full of the $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes”) on May 6, 2021. During the three months ended June 30, 2021, we recognized a $4.3 million loss on the extinguishment of the 2023 Secured Notes within interest expense, net on the Consolidated Statements of Income (Loss), which included $1.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $3.0 million of cash interest expense for the redemption premium. The 2028 Secured Notes mature on April 15, 2028 and bear interest at a rate of 4.750% per year. Interest on the 2028 Secured Notes is payable on April 15 and October 15 of each year.
The Secured Notes and the related guarantees are secured by liens on substantially all of the assets of the issuers and guarantors thereto, which assets also ratably secure obligations under the senior secured credit facilities, in each case, subject to certain exceptions and permitted liens. The collateral does not include real property (below a specified threshold of value), but includes certain fixtures and other equipment as well as cash that we receive pursuant to the Windstream Leases.
The indentures governing the Secured Notes contain customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability to pay dividends or other amounts to the Borrowers or Issuers, as applicable. These covenants are subject to a number of limitations, qualifications and exceptions. The indentures governing the Secured Notes also contain customary events of default. As of December 31, 2022, the Company was in compliance with all of the covenants under the indentures governing the Secured Notes.

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
On October 13, 2021, the Issuers issued $700.0 million aggregate principal amount of the 2030 Senior (together with the 2029 Notes, the “Senior Unsecured Notes”) and used the net proceeds to fund redemption in full of the $600.0 million 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes”) on December 15, 2021. During the year ended December 31, 2021, we recognized a $5.9 million loss on the extinguishment of the 2024 Notes within interest expense, net on the Consolidated Statements of Income (Loss), which included $1.8 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $4.1 million of cash interest expense for the redemption premium. The Company used the remaining proceeds of $78.0 million to prepay a portion of the settlement obligations under the settlement agreement with Windstream. See Note 3. The 2030 Notes mature on January 15, 2030 and bear interest at a rate of 6.000% per year. Interest on the 2030 Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2022.
The indentures governing the Senior Unsecured Notes contain customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability to pay dividends or other amounts to the Issuers or Borrowers, as applicable. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indentures governing the Senior Unsecured Notes also contain customary events of default. As of December 31, 2022, the Company was in compliance with all of the covenants under the indentures governing the Senior Unsecured Notes.
The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by each of the Operating Partnership’s existing and future domestic restricted subsidiaries (other than the Borrowers or Issuers, as applicable) that guarantees indebtedness under the Company’s senior secured credit facilities. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the Notes.
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
Uniti Fiber Holdings Inc. issued the Exchangeable Notes pursuant to an indenture, dated as of June 28, 2019, among Uniti Fiber Holdings Inc., the Company, the other guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee. Prior to the close of business on the business day immediately preceding March 15, 2024, the Exchangeable Notes are exchangeable only upon satisfaction of certain conditions and during certain periods described in the Indenture, and thereafter, the Exchangeable Notes are exchangeable at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The Exchangeable Notes are exchangeable on the terms set forth in the Indenture into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber Holdings Inc.’s election, subject to limitations under the Company's Credit Agreement. The exchange rate is initially 80.4602 shares of the Company’s common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $12.43 per share of the Company’s common stock). The exchange rate is subject to adjustment in some circumstances as described in the Indenture. In addition, following certain corporate events that occur prior to the maturity date or Uniti Fiber Holdings Inc.’s delivery of a notice of redemption, Uniti Fiber Holdings Inc. will increase, in certain circumstances, the exchange rate for a holder who elects to exchange its Exchangeable Notes in connection with such corporate event or notice of redemption, as the case may be.
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
The carrying amount of the equity component, which was initially recognized as a debt discount, represented the difference between the proceeds from the issuance of the Exchangeable Notes and the fair value of the liability component of the Exchangeable Notes. The excess of the principal amount of the liability component over its carrying amount was amortized to interest expense using an effective interest rate of 11.1% over the term of the Exchangeable Notes. The equity component was not remeasured.
Debt issuance costs related to the Exchangeable Notes were comprised of commissions payable to the initial purchasers of $10.4 million and third-party costs of approximately $1.4 million.
In accounting for the debt issuance costs related to the issuance of the Exchangeable Notes, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Debt issuance costs attributable to the liability component were recorded as a contra-liability and are presented net against the Exchangeable Notes balance on our Consolidated Balance Sheets. These costs are amortized to interest expense using the effective interest method over the term of the Exchangeable Notes. Debt issuance costs of $2.9 million attributable to the equity components were offset against the equity component in stockholders’ equity, which netted to $80.8 million.
As a result of early adopting ASU 2020-06, the Company made certain adjustments to its accounting for the outstanding exchangeable senior unsecured notes. The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of these notes into a single liability instrument. The carrying value as of December 31, 2020, totaled approximately $275.4 million and as a result of the adoption increased by $61.1 million to $336.5 million as of January 1, 2021. Because of this adoption, the effective interest rate on the exchangeable senior unsecured notes went from 11.1% to 4.8%. Additional paid-in-capital was reduced by $59.9 million and deferred tax liabilities were reduced by $15.8 million. Approximately $14.6 million of cumulative effect of adoption was recognized to the opening balance of distributions in excess of accumulated earnings as of January 1, 2021. See Note 3.
On December 12, 2022, in connection with the issuance of the Convertible 2027 Notes (as discussed below), approximately $207.1 million aggregate principal amount was repurchased for $194.0 million. As a result, we recognized a gain on extinguishment of $10.8 million, which is comprised of a $13.1 million gain on the repurchase of the Exchangeable Notes and a $2.3 million write off of the related unamortized deferred financing costs, within interest expense, net on the Consolidated Statements of Income (Loss).

Convertible 2027 Notes
Uniti Group Inc., issued $300 million aggregate principal amount of the Convertible 2027 Notes on December 12, 2022 and, pursuant to an over-allotment option, $6.5 million aggregate principal amount of the Convertible 2027 Notes on December 23, 2022. The Convertible 2027 Notes are guaranteed by each of the Company’s subsidiaries that is an issuer, obligor or guarantor under the Company’s existing senior notes (except initially those subsidiaries that require regulatory approval prior to guaranteeing the Convertible 2027 Notes). The Convertible 2027 Notes bear interest at a fixed rate of 7.50% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2023. The Convertible 2027 Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election at an initial conversion rate of 137.1742 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $7.29 per share) subject to adjustment. The Convertible 2027 Notes will mature on December 1, 2027, unless earlier converted, redeemed or repurchased.

The net proceeds from the sale of the Convertible 2027 Notes were approximately $298.1 million, after deducting discounts and commissions to the initial purchasers and other estimated fees and expenses. The Company contributed approximately $198.1 million of the net proceeds of the offering to Uniti Fiber Holdings Inc., a wholly owned subsidiary of the Company (“Uniti Fiber Holdings”), to fund the repurchase of, and to pay accrued and unpaid interest with respect to, approximately $207.1 million aggregate principal amount of the Exchangeable Notes issued by Uniti Fiber Holdings. The Company used $21.1 million of the net proceeds of the offering to pay the cost of certain capped call transactions in connection with the Convertible 2027 Notes offering, as described in Note 10. The Company intends to use the remaining net proceeds from the offering for general corporate purposes, which may include the repurchase or repayment of other outstanding debt, including, but not limited to, additional open market repurchases, redemptions or tender offers of the Exchangeable Notes.
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statements of Income (Loss). For the year ended December 31, 2022, 2021 and 2020, we recognized $17.5 million, $16.5 million and $15.3 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.
Aggregate annual maturities of our long-term obligations at December 31, 2022 are as follows:

(Thousands)
2023	$—
2024	325,873
2025	2,250,000
2026	—
2027	306,500
Thereafter	2,380,000
Total	$5,262,373
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
Restricted Awards
During the year ended December 31, 2022, the Company granted 925,059 shares of restricted stock to employees, which had a fair value of $8.8 million as of the date of grant. We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day on the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31,

2022, there were 1,935,548 shares available for future issuance under the Equity Plan. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1)($000s)
Unvested balance December 31, 2021	1,353,973	$11.58
Granted	925,059	$9.52
Forfeited	(159,799)	$2.92
Vested	(762,844)	$11.92
Unvested balance, December 31, 2022	1,356,389	$11.11	$7,501

(1)
The aggregate intrinsic value is calculated using the market value of our common stock as of December 30, 2022. The market value as of December 30, 2022 was $5.53 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 30, 2022, the final trading day of 2022.

During the year ended December 31, 2021, there were 691,241 shares of restricted stock granted with a weighted-average fair value of $11.82 per share. During the year ended December 31, 2020, there were 996,037 shares of restricted stock granted with a weighted-average fair value of $10.39 per share.
The total fair value of shares vested for the years ended December 31, 2022, 2021 and 2020 was $9.1 million, $9.9 million and $8.6 million, respectively.
As of December 31, 2022, total unrecognized compensation expense on restricted awards was approximately $8.7 million, and the expense is expected to be recognized over a weighted average vesting period of 0.9 years.
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
On February 23, 2022, we issued 425,010 PSUs equal to 100% of the target amount, with an aggregate fair value of $6.1 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of the MSCI US REIT Index and a triple-net lease peer group, as defined by the Compensation Committee. Upon evaluating the results of the market conditions, the final number of shares is determined, and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2022, no PSUs were forfeited due to termination of service. The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

	Performance Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1)($000s)
Unvested balance December 31, 2021	623,115	$16.78
Granted	425,010	$14.42
Forfeited	—	$—
Vested	(200,979)	$18.99
Unvested balance, December 31, 2022	847,146	$15.07	$4,685

(1)
The aggregate intrinsic value is calculated using the market value of our common stock as of December 30, 2022. The market value as of December 30, 2022 was $5.53 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 30, 2022, the final trading day of 2022.

During the year ended December 31, 2021, there were 216,085 PSUs granted with a weighted-average fair value of $16.27 per share. During the year ended December 31, 2020, there were 322,209 PSUs granted with a weighted-average fair value of $15.45 per share.
As of December 31, 2022, total unrecognized compensation expense related to PSUs was approximately $6.6 million, and the weighted-average vesting period was 1.4 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	3.0	3.0	3.0
Expected volatility	40.6%	57.1%	63.0%
Expected annual dividend	0.0%	0.0%	0.0%
Risk free rate	1.8%	0.2%	0.7%
Employee Stock Purchase Plan
On May 17, 2018, our stockholders approved and adopted the Uniti Group Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes us to issue up to 2,000,000 shares of our common stock to any of our employees so long as the employee is employed on the first day of the applicable offering period. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and one beginning on July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 15% of their annual base earnings, limited to $25,000 withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the ESPP the Company issued 69,854, 74,950 and 96,788 shares during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, there were 1,675,121 shares available for future issuance under the ESPP. The following table summarizes the assumptions used to value the purchase rights granted under the ESPP during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	0.5	0.5	0.5
Expected volatility	12.0%	28.0%	72.0%
Expected annual dividend	6.1%	5.5%	3.9%
Risk free rate	2.5%	0.1%	0.2%
For the years ended December 31, 2022, 2021 and 2020, we recognized $12.8 million, $13.8 million and $13.7 million, respectively, of compensation expense related to restricted stock awards, performance-based awards and the ESPP, which is recorded in general and administrative expense on our Consolidated Statements of Income (Loss).
Note 14. Earnings Per Share
Our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in FASB ASC 260, Earnings per Share.
We also have outstanding PSUs that contain forfeitable rights to receive dividends. Therefore, the awards are considered non-participating restrictive shares and not dilutive under the two-class method until performance conditions are met.

During the year ended December 31, 2022, approximately 604,000 PSUs were excluded from the computation of diluted net loss per share because the performance conditions had not been met. During the year ended December 31, 2020, approximately 707,000 PSUs were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.
The dilutive effect of the Exchangeable Notes and the Convertible 2027 Notes (see Note 12) are calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in the number of weighted average shares. The dilutive effect of the Warrants (see Note 10) is calculated using the treasury-stock method. During the years ended December 31, 2022, 2021 and 2020, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.
The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(Thousands, except per share data)	2022	2021	2020
Basic earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(8,275)	$123,660	$(706,301)
Less: Income allocated to participating securities	(1,135)	(1,077)	(1,078)
Dividends declared on convertible preferred stock	(20)	(10)	(9)
Net (loss) income attributable to common shares	$(9,430)	$122,573	$(707,388)
Denominator:
Basic weighted-average common shares outstanding	235,567	232,888	203,600
Basic (loss) earnings per common share	$(0.04)	$0.53	$(3.47)

	Year Ended December 31,
(Thousands, except per share data)	2022	2021	2020
Diluted earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(8,275)	$123,660	$(706,301)
Less: Income allocated to participating securities	(1,135)	(1,077)	(1,078)
Dividends declared on convertible preferred stock	(20)	(10)	(9)
Impact on if-converted dilutive securities	—	11,926	—
Net (loss) income attributable to common shares	$(9,430)	$134,499	$(707,388)
Denominator:
Basic weighted-average common shares outstanding	235,567	232,888	203,600
Impact on if-converted dilutive securities	—	30,809	—
Effect of dilutive non-participating securities	—	380	—
Weighted-average shares for dilutive earnings per common share	235,567	264,077	203,600
Dilutive (loss) earnings per common share	$(0.04)	$0.51	$(3.47)
For the year ended December 31, 2022, 33,472,978 potential common shares related to the Convertible 2027 Notes and the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the year ended December 31, 2020, 29,777,226 potential common shares related to the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.

Note 15. Segment Information
Our management, including our chief executive officer, who is our chief operating decision maker, managed our operations as two reportable segments, Leasing and Fiber Infrastructure, in addition to our corporate operations, as described below.
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
Towers: Historically represented the operations of our former towers business, Uniti Towers, through which we acquired and constructed tower and tower-related real estate, which we then leased to our customers in the United States and Latin America. Revenue from our towers business qualified as a lease under ASC 842 and was outside the scope of ASC 606. The Company completed a series of transactions to largely divest of its towers business and on April 2, 2019, May 23, 2019 and June 1,2020, the Company completed the sales of its Latin American business, substantially all of its U.S. ground lease business, and its U.S. tower business, respectively.
Consumer CLEC: Historically represented the operations of Talk America through which we operated the Consumer CLEC Business, which prior to Uniti’s separation and spin-off from Windstream was reported as an integrated operation within Windstream. Talk America provided local telephone, high-speed internet and long-distance services to customers in the eastern and central United States. As of the end of the second quarter of 2020, we substantially completed a wind down of our Consumer CLEC Business.
Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, goodwill impairment charges, executive severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$827,457	$301,390	$—	$—	$—	$1,128,847

Adjusted EBITDA	$806,027	$125,361	$—	$—	$(25,492)	$905,896
Less:
Interest expense, net						376,832
Depreciation and amortization	172,007	120,666	—	—	115	292,788
Other, net						(4,790)
Transaction related and other costs						10,340
Gain on sale of operations						(176)
Gain on sale of real estate						(433)
Goodwill impairment						240,500
Stock-based compensation						12,751
Income tax benefit						(17,365)
Adjustments for equity in earnings from unconsolidated entities						$3,571
Net loss						(8,122)

Capital expenditures	$263,269	$163,962	$—	$—	$336	$427,567

	Year Ended December 31, 2021
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$801,497	$299,025	$—	$—	$—	$1,100,522

Adjusted EBITDA	$784,061	$118,452	$—	$—	$(24,232)	$878,281
Less:
Interest expense, net						446,296
Depreciation and amortization	174,622	116,065	—	—	255	290,942
Other, net						24,917
Transaction related and other costs						7,544
Gain on sale of operations						(28,143)
Gain on sale of real estate						(442)
Stock-based compensation						13,847
Income tax benefit						(4,916)
Adjustments for equity in earnings from unconsolidated entities						3,491
Net Income						$124,745

Capital expenditures	$223,251	$162,463	$—	$—	$141	$385,855

	Year Ended December 31, 2020
(Thousands)	Leasing	Fiber Infrastructure	Towers	Consumer CLEC	Corporate	Total of Reportable Segments
Revenues	$745,915	$314,363	$6,112	$651	$—	$1,067,041

Adjusted EBITDA	$737,337	$112,289	$77	$(545)	$(30,323)	$818,835
Less:
Interest expense, net						497,128
Depreciation and amortization	201,321	126,211	783	791	297	329,403
Other, net						11,703
Settlement expense						650,000
Goodwill impairment						71,000
Transaction related and other costs						63,875
Gain on sale of real estate						(86,267)
Stock-based compensation						13,721
Income tax benefit						(15,203)
Adjustments for equity in earnings from unconsolidated entities						2,287
Net loss						$(718,812)

Capital expenditures (1)	$169,306	$197,023	$24,162	$—	$—	$390,491
(1)Segment capital expenditures represents capital expenditures and the Windstream Asset Purchase Agreement (see Note 6) as reported in the investing activities section of the Consolidated Statements of Cash Flows.
Total assets by business segment as of December 31, 2022 and December 31, 2021 are as follows:

	December 31,
(Thousands)	2022	2021
Leasing	$2,705,934	$2,521,406
Fiber Infrastructure	2,076,136	2,249,860
Corporate	69,159	37,977
Total of reportable segments	$4,851,229	$4,809,243
Note 16. Commitments and Contingencies
Litigation
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws, based on claims that the defendants improperly failed to disclose the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream. On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the shareholder actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation (the “Class Action”). On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the Class Action, which sought to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019. The Class Action asserted claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements relating to the Spin-Off and the Master Lease and the risk that the Spin-Off violated certain debt covenants and/or the Master Lease could be recharacterized as a financing instead of a "true lease." On March 25, 2022, the parties reached an agreement to settle the Class Action, on behalf of a settlement class, for $38.9 million, to be funded entirely by the Company’s insurance carriers. On June 17, 2022, the parties signed a stipulation of settlement and plaintiffs moved for preliminary approval of the settlement. On November 7, 2022, the court granted final approval of the settlement. In accordance with ASC 450, we recorded $38.9 million of settlement expense within general and administrative expense within our Consolidated Statements of Income during the first quarter of 2022 and accounts payable, accrued expenses and other liabilities, net within our Consolidated Balance Sheets as of December 31, 2022. Additionally, we recorded the probable insurance recovery of $38.9 million as a reduction to general and administrative expense during the first quarter of 2022 within our Consolidated Statements of Income, and other assets within Consolidated Balance Sheets as of December 31, 2022.
On August 17, 2021, two purported shareholders filed a derivative action on behalf of Uniti in the Circuit Court for Baltimore City, Maryland, under the caption Mayer et al. v. Gunderman et al., 24-C-21-003488 (the “Mayer Derivative Action”). The Mayer Derivative Action names Kenneth Gunderman and Mark Wallace as defendants and the Company as a nominal defendant and asserts claims for breach of fiduciary duty and unjust enrichment. The allegations in the Mayer Derivative Action are similar to those in the Class Action. The complaint seeks unspecified damages, unspecified equitable relief, and related costs and fees. On December 23, 2021, the court entered a joint stipulation to stay the Mayer Derivative Action, including the time for the defendants to respond to the complaint, pending the outcome of the Class Action.

On February 11, 2022, a purported shareholder filed a derivative action on behalf of Uniti in the federal District Court for the District of Maryland under the caption Guzzo et al. v. Gunderman et al., 1:22-cv-00366-GLR (the "Guzzo Derivative Action"). The complaint names Kenneth Gunderman, Mark Wallace, Francis Frantz, David Solomon, Jennifer Banner, and Scott Bruce as defendants and the Company as a nominal defendant and asserts claims for contribution against Gunderman and Wallace if the Company is found to be liable for violations of the federal securities laws in the Class Action and claims against all the individual defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment. The allegations in the Guzzo Derivative Action are similar to those in the Mayer Derivative Action and the Class Action. The complaint seeks unspecified damages, equitable relief, and related costs and fees. On March 16, 2022, the court entered a joint stipulation to stay the Guzzo Derivative Action, including the time for the defendants to respond to the complaint, pending the outcome of the Class Action. On November 8, 2022, the parties in the Mayer Derivative Action and the
Guzzo Derivative Action signed a term sheet to settle the actions, which contemplate non-monetary settlement consideration. The parties are preparing a stipulation of settlement, after which they will seek court approval of the settlement.
We maintain insurance policies that would provide coverage to various degrees for potential liabilities arising from the legal proceedings described above.
Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Consolidated Balance Sheet as of December 31, 2022.

Note 17. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component is as follows for the years ended December 31, 2022, 2021 and 2020:

(Thousands)	2022	2021	2020
Cash flow hedge changes in fair value (loss) gain:
Balance at beginning of period	$(30,353)	$(30,353)	$(23,442)
Other comprehensive loss before reclassifications	—	—	(7,713)
Amounts reclassified from accumulated other comprehensive income	—	—	677
Net other comprehensive loss	(30,353)	(30,353)	(30,478)
Less: Other comprehensive loss attributable to noncontrolling interest	—	—	(125)
Balance at end of period	(30,353)	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to common shareholders	21,189	9,986	—
Amounts reclassified from accumulated other comprehensive income	9,243	11,317	10,155
Balance at end of period	30,432	21,303	10,155
Less: Other comprehensive income attributable to noncontrolling interest	79	114	169
Balance at end of period attributable to common shareholders	30,353	21,189	9,986
Accumulated other comprehensive income (loss) at end of period	$—	$(9,164)	$(20,367)
Note 18. Income Taxes
We elected on our initial U.S. federal income tax return to be treated as a REIT under the Code. To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year unless certain relief provisions apply, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.
We are subject to the statutory requirements of the locations in which we conduct business, and state and local income taxes are accrued as deemed required in the best judgment of management based on analysis and interpretation of respective tax laws.
We have elected to treat the subsidiaries through which we operate Uniti Fiber and certain subsidiaries of Uniti Leasing, and operated Talk America as TRSs. TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

Income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 as reported in the accompanying Consolidated Statements of Income (Loss) was comprised of the following:

	Year Ended December 31,
(Thousands)	2022	2021	2020
Current
Federal	$8,782	$(71)	$(901)
State	2,762	1,622	(498)
Foreign	—	—	87
Total current expense	11,544	1,551	(1,312)

Deferred
Federal	(22,804)	(5,066)	(7,665)
State	(6,105)	(1,401)	(6,226)
Total deferred benefit	(28,909)	(6,467)	(13,891)
Total income tax benefit	$(17,365)	$(4,916)	$(15,203)
An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
(Thousands)	2022	2021	2020
Income (loss) from continuing operations, before tax	$(25,487)	$119,844	$(734,015)
Income tax expense (benefit) at U.S. statutory federal rate	(5,352)	25,167	(154,143)
Increases (decreases) resulting from:
State taxes, net of federal benefit	(2,255)	288	(3,452)
Benefit of REIT status	(46,604)	(30,565)	129,742
Goodwill impairment	36,895	—	14,910
Return to accrual	(44)	193	(2,795)
Permanent differences	(5)	1	448
Foreign taxes	—	—	87
Income tax benefit	$(17,365)	$(4,916)	$(15,203)
The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to our status as a REIT, and goodwill impairment which is not deductible for tax purposes.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The components of the Company's deferred tax assets and liabilities are as follows:

(Thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Deferred revenue	$30,616	$29,275
Stock-based compensation	528	503
Accrued expenses and other	—	183
Asset retirement obligation	2,213	1,791
Inventory reserve	140	140
Excess business interest expense	14,037	306
Lease asset liability	14,325	13,952
Settlement obligation	680	710
Debt discount and interest expense	2,593	10,040
Other	3,035	2,215
Net operating loss carryforwards	143,733	139,020
Deferred tax assets	$211,900	$198,135

Deferred tax liabilities:
Property, plant and equipment	$(94,889)	$(97,372)
Customer list intangible	(39,125)	(40,941)
Other intangible amortization	(18,320)	(28,689)
Right of use asset	(15,384)	(16,039)
Deferred or prepaid costs	(3,533)	(3,373)
Other	(18)	—
Deferred tax liabilities	$(171,269)	$(186,414)

Deferred tax asset, net	$40,631	$11,721
As of December 31, 2022, the Company’s deferred tax assets were primarily the result of U.S. federal and state NOL carryforwards.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. Management has evaluated sources of future taxable income, including the Company’s significant deferred tax liabilities and available tax planning strategies, and determined that sufficient positive evidence exists as of December 31, 2022, to conclude that it is more likely than not that all of its deferred tax assets are realizable, and therefore, no valuation allowance has been recorded.
On August 31, 2016, we acquired 100% of the outstanding equity of Tower Cloud, Inc., which had federal NOL carryforwards of approximately $81.2 million at the date of the acquisition. As a result of the change in ownership, the utilization of Tower Cloud, Inc. NOL carryforwards is subject to limitations imposed by the Code. Approximately $18.3 million of the Tower Cloud, Inc. NOL carryforward was utilized in 2017. The remaining Tower Cloud, Inc. NOL carryforwards will expire between 2030 and 2036.
We have total federal NOL carryforwards as of December 31, 2022 of approximately $165.2 million which will expire between 2030 and 2037, and approximately $395.6 million which will not expire but the utilization of which will be limited to 80% of taxable income annually under provisions enacted in the Tax Cut and Jobs Act.
With the exception of Tower Cloud, Inc. and Uniti Fiber Holdings Inc., our 2019 returns remain open to examination. As Tower Cloud, Inc. and Uniti Fiber Holdings Inc. have NOLs available to carry forward, the applicable tax years will generally remain open to examination several years after the applicable loss carryforwards have been utilized or expire.

The Company or its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

(Thousands)	2022	2021
Balance at January 1	$1,734	$1,734
Balance at December 31	$1,734	$1,734
The Company’s entire liability for unrecognized tax benefit would affect the annual effective tax rate if recognized.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense. The Company recorded no interest expense and penalties for the period ending December 31, 2022. The Company’s balance of accrued interest and penalties related to unrecognized tax benefits as of December 31, 2022 was $1.3 million.
Note 19. Supplemental Cash Flow Information
Cash paid for interest expense, net of capitalized interest and income taxes, net of refunds for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(Thousands)	2022	2021	2020
Cash payments for:
Interest, net of capitalized interest	$335,920	$375,578	$314,276
Income taxes, net of refunds	$9,437	$1,386	$1,155
Note 20. Capital Stock
The limited partner equity interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. During the year ended December 31, 2022, the Company exchanged 591,349 OP Units held by third parties, of which 244,683 OP Units were exchanged for an equal number of common shares of the Company and 346,667 OP Units were exchanged for cash consideration of $4.6 million, representing approximately 85% of the OP Units held by third parties with a carrying value of $11.9 million as of the exchange dates.
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
We are authorized to issue up to 500,000,000 shares of voting common stock and 50,000,000 shares of preferred stock, of which 235,829,485 and 0 shares, respectively, were outstanding at December 31, 2022. We had 264,170,515 shares of voting common stock available for issuance at December 31, 2022.

Note 21. Dividends (Distributions)
Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the years ended December 31, 2022, 2021, and 2020, our common stock distribution per share was $0.75, $0.45 and $0.60, respectively, characterized as follows:

	Year Ended December 31,
	2022	2021(1)	2020(2)
Ordinary dividends	$0.75	$0.45	$0.52
Capital gain distribution	$—	$—	$0.08
Non-dividend distributions	$—	$—	$—
Total	$0.75	$0.45	$0.60

(1)
Pursuant to Internal Revenue Code Section 857(b)(9), if you were a stockholder of record as of December 17, 2021, your dividend payment of $0.1500 per share received in January 2022 was reported on Form 1099-DIV for the 2022 taxable year for federal income tax purposes.

(2)
Pursuant to Internal Revenue Code Section 857(b)(9), if you were a stockholder of record as of December 15, 2020, your dividend payment of $0.1500 per share received in January 2021 was reported on Form 1099-DIV for the 2020 taxable year for federal income tax purposes.

Note 22. Employee Benefit Plan
We sponsor a defined contribution plan under section 401(k) of the Internal Revenue Code, which covers employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 3% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contribution immediately. Our expense related to the plan recognized for the years ended December 31, 2022, 2021 and 2020 was $2.2 million, $2.1 million and $2.2 million, respectively.
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
Note 23. Subsequent Events
On February 14, 2023, the Issuers issued $2.6 billion aggregate principal amount of the 10.50% Secured Notes due
February 2028. The Issuers used the net proceeds from the offering to fund the redemption in full of the Issuers’ outstanding 2025 Secured Notes, to repay outstanding borrowings under the Revolving Credit Facility and to pay any related premiums, fees and expenses in connection with the foregoing. On February 14, 2023, the Issuers deposited the full redemption price for the 2025 Secured Notes with the trustee and satisfied and discharged their respective obligations with respect to the indenture governing the 2025 Secured Notes at such time.

The Secured Notes due February 2028 were issued at an issue price of 100% of their principal amount pursuant to an indenture, dated as of February 14, 2023 (the “Secured Notes due February 2028 Indenture”), among the Issuers, the guarantors named therein (collectively, the “Guarantors”) and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. The Secured Notes due February 2028 mature on February 15, 2028 and bear interest at a rate of 10.50% per year. Interest on the Secured Notes due February 2028 is payable on March 15 and September 15 of each year, beginning on September 15, 2023.

The Issuers may redeem the Secured Notes due February 2028, in whole or in part, at any time prior to September 15, 2025 at a redemption price equal to 100% of the principal amount of the Secured Notes due February 2028 redeemed plus accrued and unpaid interest thereon, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the Secured Notes due February 2028 Indenture.

Thereafter, the Issuers may redeem the Secured Notes due February 2028 in whole or in part, at the redemption prices set forth in the Secured Notes due February 2028 Indenture. In addition, prior to February 15, 2025, the Issuers may, on one or more occasions, redeem up to 10% of the aggregate principal amount of the Secured Notes due February 2028 in any twelve month period at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date. Notwithstanding the foregoing, the Issuers may not use the proceeds of any offering of Additional Notes (as defined in the Secured Notes due February 2028 Indenture) with a price to investors equal to or in excess of 103% to finance any such optional redemption. Further, at any time on or prior to September 15, 2025, up to 40% of the aggregate principal amount of the Secured Notes due February 2028 may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 110.50% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued Secured Notes due February 2028 remains outstanding. If certain changes of control of the Operating Partnership occur, holders of the Secured Notes due February 2028 will have the right to require the Issuers to offer to repurchase their Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The Secured Notes due February 2028 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and on a senior secured basis by each of the Operating Partnership’s existing and future domestic restricted subsidiaries (other than the Issuers) that guarantees indebtedness under the Company’s senior secured credit facilities and existing secured notes (the “Subsidiary Guarantors”). In addition, the Issuers will use commercially reasonable efforts to obtain necessary regulatory approval to allow certain non-guarantor subsidiaries of the Company to guarantee the Secured Notes due February 2028, including by making filings to obtain such approval within 60 days of the issuance of the Secured Notes due February 2028. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the Secured Notes due February 2028.

The Secured Notes due February 2028 and the related guarantees are the Issuers’ and the Subsidiary Guarantors’ senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Subsidiary Guarantors’ existing and future unsubordinated obligations; effectively senior to all unsecured indebtedness of the Issuers and the Subsidiary Guarantors, including the Company’s existing senior unsecured notes, to the extent of the value of the collateral securing the Secured Notes due February 2028; effectively equal with all of the Issuers’ and the Subsidiary Guarantors’ existing and future indebtedness that is secured by first-priority liens on the collateral (including indebtedness under the Company’s senior secured credit facilities and existing secured notes); senior in right of payment to any of the Issuers’ and Subsidiary Guarantors’ subordinated indebtedness; and structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries (other than the Issuers) that do not guarantee the Secured Notes due February 2028.

The Secured Notes due February 2028 Indenture contains customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; transfer material intellectual property to unrestricted subsidiaries; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The Indenture also contains customary events of default.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on this evaluation under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2022.
The Company’s independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. KPMG LLP’s report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On February 22, 2023, the Company approved a new form severance agreement (the “New Severance Agreement”) for the Company's executive officers other than our Chief Executive Officer (each an "Executive" and together the "Executives"), including Daniel L. Heard, Executive Vice President – General Counsel and Secretary of the Company, Paul Bullington, Senior Vice President – Chief Financial Officer and Treasurer of the Company, and Mike Friloux, Executive Vice

President – Chief Technology Officer of the Company. Mr. Heard’s prior severance agreement expired according to its terms on December 31, 2022, this will be Mr. Bullington’s first severance agreement with the Company and the New Severance Agreement will replace Mr. Friloux's existing severance agreement.
The term of the New Severance Agreement will run from the date it is executed by the Company and an Executive until the earliest of (i) prior to a change in control, the date of termination determined in accordance with the New Severance Agreement or March 1, 2024, or (ii) after a change in control, the Company’s performance of its obligations under the New Severance Agreement if a payment trigger has occurred or the expiration of the period for a payment trigger to occur if such expiration occurs after March 1, 2024. To the extent not previously terminated, commencing on March 1, 2024 and on each subsequent anniversary thereof, the term of the New Severance Agreement will be automatically extended for a period of one additional year following the expiration of the applicable term unless the Company or an Executive elect not to extend the term by notifying the other party of such non-renewal in writing not later than 60 days prior to the end of the current term.
The New Severance Agreement provides that should an Executive’s employment be terminated by the Company for cause or by the Executive without good reason, the Company must pay to the Executive his or her base salary and any accrued vacation pay through the date of termination. Additionally, should the Executive’s employment be terminated due to his or her death or disability, the Company must pay to the Executive or his or her estate (i) his or her base salary and any accrued vacation pay through the date of termination; (ii) any incentive compensation earned by or awarded to the Executive for a completed performance period preceding the date of termination, to the extent not already paid; and (iii) an amount equal to the Executive’s annual base salary in effect on the date of termination.
The New Severance Agreement also provides that should an Executive’s employment be terminated by the Company without cause or by the Executive for good reason and such termination does not occur at the same time or within one year following a change in control of the Company, the Company must pay to the Executive, in lieu of any other post-termination benefits, the following:
•his or her base salary and any accrued vacation pay through the date of termination;
•any incentive compensation that has been earned by or awarded to the Executive for a completed performance period preceding the date of termination, to the extent not already paid;
•an amount equal to one and a half (1.5) times the sum of (x) his or her then current annual base salary and (y) the average of the bonus payments paid to the Executive during the three years (or shorter period, as applicable) preceding the year in which the date of termination occurs; and
•his or her health, vision and dental insurance benefits for twelve months.
Finally, should an Executive’s employment be terminated by the Company without cause or by the Executive with good reason and such termination occurs at the same time as or within one year following a change in control of the Company, the New Severance Agreement obligates the Company to pay or provide to the Executive the following:
•his or her base salary and any accrued vacation pay through the date of termination;
•any incentive compensation that has been earned by or awarded to the Executive for a completed performance period preceding the date of termination, to the extent not already paid;
•a pro-rated portion of the Executive’s then-current target incentive compensation, reduced by any amount paid for the fiscal year during which the date of termination occurs;
•an amount equal to two (2) times the sum of (x) his or her annual base salary in effect immediately prior to the change in control or payment trigger, whichever is higher and (y) the average of the bonus payments paid to the Executive during the three years (or shorter period, as applicable) preceding the year in which the date of termination occurs;
•the Executive’s health, vision and dental insurance benefits for twenty-four months; and
•certain outplacement services.
The Company will pay or provide the foregoing in the manner set forth in the New Severance Agreement.
In the event that certain payments or benefits under the New Severance Agreement would be subject to an excise tax under Section 4999 of the Internal Revenue Code, as amended, then such payments or benefits may be reduced in the manner set forth in the New Severance Agreement.

The Company is only obligated to pay or provide, or continue to pay or provide, benefits for termination by the Company not for cause prior to a change in control or certain benefits in the event of a payment trigger to the extent that an Executive executes a waiver and release in the form set forth in the New Severance Agreement and otherwise remains in compliance with certain covenants set forth therein. The New Severance Agreement includes one-year post-termination non-disclosure, non-compete and non-interference covenants.
The foregoing description of the New Severance Agreement is only a summary, does not purport to be complete and is qualified in its entirety by the complete text of the New Severance Agreement, a copy of which is attached as Exhibit 10.18 to this Annual Report on Form 10-K and incorporate herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information about our equity compensation plan as of December 31, 2022:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	3,610,669	[1]
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,610,669

1	Amount includes 1,935,548 shares available for issuance under the Uniti Group Inc. 2015 Equity Incentive Plan and 1,675,121 shares under the Uniti Group Inc. Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2022, pursuant to Regulation 14A under the Exchange Act in connection with our 2023 annual meeting of stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”
Financial Statement Schedules
Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) Condensed Balance Sheets as of December 31, 2022 and 2021, and the related Condensed Statements of Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2022, including the related notes, appearing on pages S-1, S-2, S-3, and S-4 of this report.
Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2022 appearing on page S-5 of this report.
Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2022 appearing on page S-6 of this report.
Index to Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708))

2.2*	Second Amended and Restated Agreement of Limited Partnership of Uniti Group LP, dated as of December 12, 2022
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
3.4
Amended and Restated Bylaws of Uniti Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.22 to the Company’s Annual Report on Form 10-K filed with the SEC as of March 12, 2020 (File No. 001-36708))

4.2
Indenture, dated as of February 10, 2020, among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc., CSL Capital, LLC, the guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 7.875% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

4.3
Form of 7.875% Senior Secured Notes due 2025 (included in Exhibit 4.2 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

4.4
Indenture, dated February 2, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.5
Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.4) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.6
Indenture, dated as April 20, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 4.750% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708))

4.7
Form of 4.750% Senior Secured Notes due 2028 (included in Exhibit 4.6 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708))

4.8
Indenture, dated October 13, 2021, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

4.9
Form of 6.000% Senior Notes due 2030 (included in Exhibit 4.8 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

4.10
Indenture, dated December 12, 2022, among the Company, the other guarantors party thereto and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708))

4.11
Form of 7.50% Convertible Senior Notes due 2027 (included in Exhibit 4.10 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708))

4.12
Indenture, dated as February 14, 2023, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023 (File No. 001-36708))

4.13
Form of 10.50% Senior Secured Notes due 2028 (included in Exhibit 4.12 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 14, 2023 (File No. 001-36708))

10.1
Settlement Agreement, dated as of May 12, 2020 by and among Windstream Holdings, Inc., Windstream Services, LLC and certain of their subsidiaries, and Uniti Group Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 001-36708))

10.2
Amended and Restated ILEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.3
Amended and Restated CLEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.4
Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.5
Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.6
Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708))

10.7
Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

10.8
Amendment No. 3 (Incremental Amendment) to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

10.9
Amendment No. 4 and Limited Waiver to the Credit Agreement, dated as of March 18, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.10
Amendment No. 5 to the Credit Agreement, dated as of June 24, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 24, 2019 (File No. 001-36708))

10.11
Amendment No. 6 and Limited Waiver to the Credit Agreement, dated as of February 10, 2020, among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

10.12
Amendment No. 7 to the Credit Agreement, dated as of December 10, 2020, by and among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 10, 2020 (File No. 001-36708))

10.13
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2019, by and among Uniti Group LP, CSL Capital, LLC, Uniti Group Finance, Inc., and Uniti Fiber Holdings, Inc., as Issuers, and Deutsche Bank Trust Company Americas, as successor trustee, and Wells Fargo Bank, N.A., as resigning trustee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 8, 2019 (File No. 001-36708))

10.14
Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

10.15
Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.16
Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708))

10.17+
Employment Agreement between Uniti Group Inc. and Kenneth Gunderman, effective as of December 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 14, 2018 (File No. 001-36708))

10.18+*	Form of Severance Agreement for executive officers
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

10.22+*	Form of Performance-Based Restricted Stock Unit Agreement
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

21.1*	List of Subsidiaries of Uniti Group Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________

*	Filed herewith
+	Constitutes a management contract or compensation plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: February 28, 2023	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	President and Chief Executive Officer	February 28, 2023
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Paul E. Bullington	Senior Vice President – Chief Financial Officer and Treasurer	February 28, 2023
Paul E. Bullington	(Principal Financial Officer)

/s/ Travis T. Black	Vice President – Chief Accounting Officer	February 28, 2023
Travis T. Black	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	February 28, 2023
Francis X. Frantz

/s/ Jennifer S. Banner	Director	February 28, 2023
Jennifer S. Banner

/s/ Scott G. Bruce	Director	February 28, 2023
Scott G. Bruce

/s/ Carmen Perez-Carlton	Director	February 28, 2023
Carmen Perez-Carlton

/s/ David L. Solomon	Director	February 28, 2023
David L. Solomon

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Balance Sheets

(Thousands, except par value)	December 31, 2022	December 31, 2021
Assets:
Cash and cash equivalents	$2,733	$3,112
Other assets	202	1,541
Total Assets	$2,935	$4,653

Liabilities:
Accrued other liabilities	$5,152	$2,462
Dividends payable	—	1,159
Notes and other debt, net	296,732	—
Cash distributions and losses in excess of investments in consolidated subsidiaries	1,974,628	2,128,824
Total liabilities	2,276,512	2,132,445

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 235,829 shares at December 31, 2022 and 234,779 at December 31, 2021	24	23
Additional paid-in capital	1,210,033	1,214,830
Accumulated other comprehensive loss	—	(9,164)
Distributions in excess of accumulated earnings	(3,483,634)	(3,333,481)
Total Uniti shareholders' deficit	(2,273,577)	(2,127,792)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$2,935	$4,653
See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Statements of Comprehensive Income

	Year Ended December 31,
(Thousands)	2022	2021	2020
Costs and Expenses:
General and administrative expense	$(17)	$(58)	$42
Transaction related costs	57	18	101
Total costs and expenses	40	(40)	143
Operating (loss) income	(40)	40	(143)
Earnings (loss) from consolidated subsidiaries	2,178	124,810	(708,139)
Income (Loss) before income taxes	2,138	124,850	(708,282)
Income tax expense (benefit)	10,413	1,190	(1,981)
Net (loss) income attributable to shareholders	(8,275)	123,660	(706,301)
Comprehensive income (loss) attributable to shareholders	$889	$134,863	$(703,226)
See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2022	2021	2020
Cash flow from operating activities
Net cash (used in) provided by operating activities	$(134,179)	$141,527	$94,533

Cash flow from investing activities
Proceeds from sale of real estate, net of cash	—	—	—
Net cash provided by investing activities	—	—	—

Cash flow from financing activities
Settlement Common Stock issuance	—	—	244,550
Dividends paid	(142,950)	(141,371)	(135,676)
Proceeds from issuance of Notes	306,500	—	—
Payments for financing costs	(9,852)	—	—
Payment for settlement of common stock warrant	(522)	—	—
Net share settlement	(4,913)	(4,100)	(1,097)
Termination of bond hedge option	1,190	—	—
Payments for capped call option	(21,149)	—	—
Intercompany transactions, net	4,907	4,100	(244,125)
Employee stock purchase plan	589	672	676
Net cash provided by (used in) financing activities	133,800	(140,699)	(135,672)
Net (decrease) increase in cash and cash equivalents	(379)	828	(41,139)
Cash and cash equivalents at beginning of period	3,112	2,284	43,423
Cash and cash equivalents at end of period	$2,733	$3,112	$2,284
See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Notes to Condensed Financial Statements
Note 1. Background and Basis of Presentation
Uniti Group Inc.’s ("Uniti" or "the Company") parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes of Uniti and its subsidiaries included in Item 8 "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Note 2. Subsidiary Transactions
Investment in Subsidiaries
During 2017, the parent company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consisted of Talk America Services, LLC. We substantially completed the wind down of the Consumer CLEC Business as of the end of the second quarter of 2020. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2022, Uniti is the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership.
Dividends
Cash dividends received from subsidiaries and recorded in Cash Flow from Operating Activities in the Condensed Statement of Cash Flows were $141.4 million, $139.9 million and $134.7 million for the year ended December 31, 2022, 2021 and 2020, respectively.

Uniti Group Inc.
Schedule II – Valuation and Qualifying Accounts
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2022	$2,717	$571	$17	$(429)	$2,876
Year Ended December 31, 2021	$2,940	$1,522	$—	$(1,745)	$2,717
Year Ended December 31, 2020	$2,743	$1,783	$472	$(2,058)	$2,940

Uniti Group Inc.
Schedule III – Real Estate Investments and Accumulated Depreciation
As of December 31, 2022
(dollars in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E	Col. F	Col. G	Col. H	Col. I
			Cost capitalized subsequent to acquisition(1) (3)						Life on which Depreciation in Latest Income
Description	Encumbrances	Initial cost to company(1)	Improvements	Carry Costs	Gross Amount Carried at Close of Period(5)	Accumulated Depreciation	Date of Construction(2)	Date Acquired(2)	Statements is Computed
Land	$—	(1)	(1)	(1)	$26,549	$—	(2)	(2)	Indefinite
Building and improvements	—	(1)	(1)	(1)	346,093	202,084	(2)	(2)	3 - 40 years
Poles	—	(1)	(1)	(1)	296,941	197,945	(2)	(2)	30 years
Fiber	—	(1)	(1)	(1)	3,287,529	1,563,639	(2)	(2)	30 years
Copper	—	(1)	(1)	(1)	3,964,439	3,465,414	(2)	(2)	20 years
Conduit	—	(1)	(1)	(1)	89,963	70,621	(2)	(2)	30 years
Towers	—	(1)	(1)	(1)	1,397	917	(2)	(2)	20 years
Finance lease assets	—	(1)	(1)	(1)	25,511	4,866	(2)	(2)	See Note 3
Other assets	—	(1)	(1)	(1)	10,434	4,418	(2)	(2)	15 - 20 years
Construction in progress	—	(1)	(1)	(1)	17,974	—	(2)	(2)	See Note 3
(1)Given the voluminous nature and variety of our real estate investment assets, this schedule omits columns C and D from the schedule III presentation.
(2)Because additions and improvements to our real estate investment assets are ongoing, construction and acquisition dates are not applicable.
(3)For the year ended December 31, 2022, the amount of capitalized costs related to the Distribution Systems is as follows (millions):

Tenant capital improvements(4)	$119.7
Growth capital improvements(5)	$238.0
(4)Tenant capital improvements (“TCIs”) represent, maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature.
(5)Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”).
(6)Aggregate cost for Federal income tax purposes related to our real estate investment assets is $7.4 billion.

Uniti Group Inc.
Schedule III – Real Estate Investments and Accumulated Depreciation
As of December 31, 2022
(dollars in thousands)

	2022	2021
Gross amount at beginning	$7,742,069	$7,387,915
Additions during period:
Tenant capital improvements(1)	88,822	110,506
Growth capital improvements(1)	237,986	221,498
Acquisitions	23,426	3,975
Other	—	38,165
Total additions	350,234	374,144

Deductions during period:
Cost of real estate sold or disposed	25,473	19,990
Other	—	—
Total deductions	25,473	19,990

Balance at end	$8,066,830	$7,742,069
(1) During the year ended December 31, 2022, TCIs totaled $119.7 million, offset by $30.9 million which represented the reimbursement of Growth Capital Improvements completed in 2021 that were previously classified as TCIs and are included within the Growth Capital Improvement additions of $238.0 million.

	2022	2021
Gross amount of accumulated depreciation at beginning	$5,366,918	$5,205,395
Additions during period:
Depreciation	167,297	170,977
Other	—	7,345
Total additions	167,297	178,322

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	24,311	16,799
Other	—	—
Total deductions	24,311	16,799

Balance at end	$5,509,904	$5,366,918