Form 10-K/A
period 2022-12-31
Uniti Group Inc.
filed 2023-03-29
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
Auditor Firm Id: 185    Auditor Name: KPMG LLP    Auditor Location: Dallas, Texas

Explanatory Note

Uniti Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to its Annual Report for the year ended December 31, 2022 (the “Original 10-K”) filed with the U.S. Securities and Exchange Commission on February 28, 2023 to include financial statements and related notes of Windstream Holdings, Inc., Windstream Holdings II, LLC, its successor in interest, and consolidated subsidiaries (collectively, “Windstream”), the Company’s most significant customer. For the years ended December 31, 2022, 2021 and 2020, 66.5%, 66.4% and 65.8% of our revenues, respectively, were derived from leasing the Company’s fiber and copper networks and other real estate to Windstream.

The Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the Windstream audited financial statements as of and for the years ended December 31, 2022 and 2021, and for the period from September 22, 2020 to December 31, 2020 and for the period from January 1, 2020 to September 21, 2020, prepared in accordance with generally accepted accounting principles in the United States, (ii) the consent of the independent registered public accounting firm of Windstream and (iii) certifications by our Chief Executive Officer and Chief Financial Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

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
Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2022 appearing on page S-5 of the Original 10-K.
Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2022 appearing on page S-6 of the Original 10-K.
Index to Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708))

2.2#	Second Amended and Restated Agreement of Limited Partnership of Uniti Group LP, dated as of December 12, 2022
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

10.18+#	Form of Severance Agreement for executive officers
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

10.22+#	Form of Performance-Based Restricted Stock Unit Agreement
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

21.1#	List of Subsidiaries of Uniti Group Inc.
23.1#	Consent of KPMG LLP, independent registered public accounting firm
23.2*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Windstream Holdings, Inc.
23.3*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Windstream Holdings II, LLC
31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Financial Statements of Windstream Holdings, Inc., Windstream Holding II, LLC, its successor in interest, and consolidated subsidiaries

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________

*	Filed herewith
+	Constitutes a management contract or compensation plan or arrangement.
#	Incorporated by reference to the corresponding exhibit to the Original 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: March 29, 2023	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer