Form 10-Q
period 2023-03-31
Uniti Group Inc.
filed 2023-05-04
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2023, the registrant had 238,583,101 shares of common stock, $0.0001 par value per share, outstanding.

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
Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except in the normal course of our public disclosure obligations, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Uniti Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(Thousands, except par value)	March 31, 2023	December 31, 2022
Assets:
Property, plant and equipment, net	$3,855,189	$3,754,547
Cash and cash equivalents	70,346	43,803
Accounts receivable, net	53,594	42,631
Goodwill	361,378	361,378
Intangible assets, net	327,402	334,846
Straight-line revenue receivable	74,654	68,595
Operating lease right-of-use assets, net	85,551	88,545
Other assets	78,364	77,597
Investment in unconsolidated entities	38,337	38,656
Deferred income tax assets, net	43,384	40,631
Total Assets	$4,988,199	$4,851,229
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$125,832	$122,195
Settlement payable (Note 13)	229,610	251,098
Intangible liabilities, net	164,418	167,092
Accrued interest payable	72,726	121,316
Deferred revenue	1,226,389	1,190,041
Dividends payable	35,855	2
Operating lease liabilities	64,045	66,356
Finance lease obligations	16,186	15,520
Notes and other debt, net	5,377,313	5,188,815
Total liabilities	7,312,374	7,122,435

Commitments and contingencies (Note 13)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized; issued and outstanding: 236,427 shares at March 31, 2023 and 235,829 at December 31, 2022	24	24
Additional paid-in capital	1,212,137	1,210,033
Distributions in excess of accumulated earnings	(3,538,683)	(3,483,634)
Total Uniti shareholders' deficit	(2,326,522)	(2,273,577)
Noncontrolling interests:
Operating partnership units	2,097	2,121
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	250
Total shareholders' deficit	(2,324,175)	(2,271,206)
Total Liabilities and Shareholders' Deficit	$4,988,199	$4,851,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2023	2022
Revenues:
Leasing	$210,808	$204,641
Fiber Infrastructure	79,014	73,393
Total revenues	289,822	278,034
Costs and Expenses:
Interest expense, net	148,863	96,172
Depreciation and amortization	76,775	71,457
General and administrative expense	28,433	23,870
Operating expense (exclusive of depreciation and amortization)	35,068	34,976
Transaction related and other costs	2,788	1,714
Other expense (income), net	20,179	(398)
Total costs and expenses	312,106	227,791

(Loss) income before income taxes and equity in earnings from unconsolidated entities	(22,284)	50,243
Income tax benefit	(2,412)	(2,071)
Equity in earnings from unconsolidated entities	(661)	(544)
Net (loss) income	(19,211)	52,858
Net (loss) income attributable to noncontrolling interests	(9)	128
Net (loss) income attributable to shareholders	(19,202)	52,730
Participating securities' share in earnings	(247)	(331)
Dividends declared on convertible preferred stock	(5)	(5)
Net (loss) income attributable to common shareholders	$(19,454)	$52,394

(Loss) income per common share:
Basic	$(0.08)	$0.22
Diluted	$(0.08)	$0.21

Weighted-average number of common shares outstanding:
Basic	236,090	235,046
Diluted	236,090	267,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(Thousands)	2023	2022
Net (loss) income	$(19,211)	$52,858
Other comprehensive income:
Interest rate swap termination	—	2,830
Other comprehensive income	—	2,830
Comprehensive (loss) income	(19,211)	55,688
Comprehensive (loss) income attributable to noncontrolling interest	(9)	135
Comprehensive (loss) income attributable to shareholders	$(19,202)	$55,553
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited)

	For the three months ended March 31,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	234,779,247	$23	$1,214,830	$(9,164)	$(3,333,481)	$13,893	$125	$(2,113,774)
Net income	—	—	—	—	—	—	52,730	128	—	52,858
Other comprehensive income	—	—	—	—	—	2,823	—	7	—	2,830
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,905)	—	—	(35,905)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(82)	—	(82)
Cumulative non-voting convertible preferred stock	—	—	—	—	—	—	(125)	—	125	—
Exchange of noncontrolling interest	—	—	157,733	—	3,158	—	—	(3,158)	—	—
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,525)	—	—	—	—	(1,525)
Stock-based compensation	—	—	331,686	—	3,312	—	—	—	—	3,312
Issuance of common stock - employee stock purchase plan	—	—	29,324	—	264	—	—	—	—	264
Balance at March 31 2022	—	$—	235,297,990	$23	$1,220,039	$(6,341)	$(3,316,781)	$10,788	$250	$(2,092,022)

Balance at December 31, 2022	—	$—	235,829,485	$24	$1,210,033	$—	$(3,483,634)	$2,121	$250	$(2,271,206)
Net (loss) income	—	—	—	—	—	—	(19,202)	(9)	—	(19,211)
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,847)	—	—	(35,847)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(15)	—	(15)
Payment for settlement of common stock warrant	—	—	—	—	(56)	—	—	—	—	(56)
Termination of bond hedge option	—	—	—	—	59	—	—		—	59
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,343)	—	—	—	—	(1,343)
Stock-based compensation	—	—	530,861	—	3,130	—	—	—	—	3,130
Issuance of common stock - employee stock purchase plan	—	—	66,904	—	314	—	—	—	—	314
Balance at March 31, 2023	—	$—	236,427,250	$24	$1,212,137	—	$(3,538,683)	$2,097	$250	$(2,324,175)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(Thousands)	2023	2022
Cash flow from operating activities
Net (loss) income	$(19,211)	$52,858
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	76,775	71,457
Amortization of deferred financing costs and debt discount	4,963	4,514
Loss on extinguishment of debt, net	31,187	—
Interest rate swap termination	—	2,830
Deferred income taxes	(2,754)	(3,664)
Equity in earnings of unconsolidated entities	(661)	(544)
Distributions of cumulative earnings from unconsolidated entities	980	980
Cash paid for interest rate swap settlement	—	(3,144)
Straight-line revenues and amortization of below-market lease intangibles	(9,427)	(11,022)
Stock-based compensation	3,130	3,312
Loss (gain) on asset disposals	(422)	663
Accretion of settlement obligation	3,017	2,876
Other	—	(318)
Changes in assets and liabilities:
Accounts receivable	(10,963)	(2,814)
Other assets	6,553	157
Accounts payable, accrued expenses and other liabilities	(68,605)	(54,920)
Net cash provided by operating activities	14,562	63,221
Cash flow from investing activities
Capital expenditures	(114,981)	(94,728)
Proceeds from sale of other equipment	607	379
Net cash used in investing activities	(114,374)	(94,349)
Cash flow from financing activities
Repayment of debt	(2,263,662)	—
Proceeds from issuance of notes	2,600,000	—
Dividends paid	(9)	(105)
Payments of settlement payable	(24,505)	—
Borrowings under revolving credit facility	140,000	85,000
Payments under revolving credit facility	(253,000)	(60,000)
Finance lease payments	(452)	(280)
Payments for financing costs	(26,688)	—
Payment for settlement of common stock warrant	(56)	—
Termination of bond hedge option	59	—
Costs related to the early repayment of debt	(44,303)	—
Employee stock purchase program	314	264
Payments related to tax withholding for stock-based compensation	(1,343)	(1,525)
Net cash provided by financing activities	126,355	23,354
Net increase (decrease) in cash and cash equivalents	26,543	(7,774)
Cash and cash equivalents at beginning of period	43,803	58,903
Cash and cash equivalents at end of period	$70,346	$51,129

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$13,049	$13,338
Tenant capital improvements	81,592	38,669
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2023, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership.
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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 28, 2023, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 29, 2023 (the “Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.
Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream's incumbent local exchange carrier ("ILEC") operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream's consumer competitive local exchange carrier ("CLEC") operations. Revenue under the Windstream Leases provided 66.0% and 66.9% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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
Recently Adopted Accounting Pronouncements
In March 2022, the FASB issued Accounting Standards Update ("ASU") 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"), which eliminates the accounting guidance for troubled debt restructurings and requires the disclosure of current-period gross write-offs of financing receivables and net investment in leases by year of origination. The Company adopted ASU 2022-02 on January 1, 2023, and the adoption had no impact on the Company's consolidated financial statements.
In December 2022, the FASB issued Accounting Standards Update ("ASU") 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which provides additional relief for contract modifications completed after the December 31, 2022 LIBOR sunset date. The amendment allows for a deferral until December 31, 2024. The Company adopted ASU 2022-06 at issuance, and the adoption had no impact on the Company's consolidated financial statements.

Note 3. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended March 31,
(Thousands)	2023	2022
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Fiber Infrastructure
Lit backhaul	$19,522	$19,438
Enterprise and wholesale	22,576	20,935
E-Rate and government	13,891	14,276
Other	748	661
Fiber Infrastructure	$56,737	$55,310
Leasing	1,165	1,159
Total revenue from contracts with customers	57,902	56,469
Revenue accounted for under leasing guidance
Leasing	209,643	203,482
Fiber Infrastructure	22,277	18,083
Total revenue accounted for under leasing guidance	231,920	221,565
Total revenue	$289,822	$278,034
At March 31, 2023 and December 31, 2022, lease receivables were $35.5 million and $26.2 million, respectively, and receivables from contracts with customers were $17.9 million and $16.1 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three months ended March 31, 2023, we recognized revenues of $0.6 million which was included in the December 31, 2022 contract liabilities balance.
The following table provides information about contract assets and contract liabilities accounted for under ASC 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2022	$173	$8,699
Balance at March 31, 2023	$69	$10,217

Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of March 31, 2023, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $544.4 million, of which $461.1 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.3 years, while $83.3 million represents our backlog for sales bookings which have yet to be installed and have an average contract term of 5.4 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
Note 4. Leases
Lessor Accounting
We lease communications towers, ground space, colocation space and dark fiber to tenants under operating leases. Our leases have initial lease terms ranging from less than one year to 35 years, most of which include options to extend or renew the leases for less than one year to 20 years (based on the satisfaction of certain conditions as defined in the lease agreements), and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.
The components of lease income for the three months ended March 31, 2023 and 2022 respectively, are as follows:

	Three Months Ended March 31,
(Thousands)	2023	2022
Lease income - operating leases	$231,920	$221,565
Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of March 31, 2023 are as follows:

(Thousands)	March 31, 2023⁽¹⁾
2023	$583,407
2024	797,561
2025	799,672
2026	801,051
2027	801,727
Thereafter	2,318,910
Total lease receivables	$6,102,328
(1) Total future minimum lease payments to be received include $5.2 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	March 31, 2023	December 31, 2022
Land	$26,549	$26,549
Building and improvements	346,636	346,093
Poles	299,799	296,941
Fiber	3,638,160	3,529,835
Equipment	437	437
Copper	3,972,704	3,964,439
Conduit	89,963	89,963
Tower assets	1,397	1,397
Finance lease assets	28,126	28,126
Other assets	10,434	10,434
	8,414,205	8,294,214
Less: accumulated depreciation	(5,586,881)	(5,542,726)
Underlying assets under operating leases, net	$2,827,324	$2,751,488
Depreciation expense for the underlying assets under operating leases where we are the lessor for the three months ended March 31, 2023 and 2022, respectively, is summarized as follows:

	Three Months Ended March 31,
(Thousands)	2023	2022
Depreciation expense for underlying assets under operating leases	$45,206	$43,187
Lessee Accounting
We have commitments under operating leases for communications towers, ground space, colocation space, dark fiber and buildings. We also have finance leases for dark fiber and automobiles. Our leases have initial lease terms ranging from less than one year to 30 years, most of which include options to extend or renew the leases for less than one year to 20 years, and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.
As of March 31, 2023, we have short term lease commitments amounting to approximately $3.1 million.
Future lease payments under non-cancellable leases as of March 31, 2023 are as follows:

(Thousands)	Operating Leases	Finance Leases
2023	$12,340	$2,103
2024	14,031	2,616
2025	11,346	2,562
2026	8,663	2,562
2027	6,103	2,444
Thereafter	45,502	12,708
Total undiscounted lease payments	$97,985	$24,995
Less: imputed interest	(33,940)	(8,809)
Total lease liabilities	$64,045	$16,186

Note 5. Investments in Unconsolidated Entities
Fiber Holdings
BB Fiber Holdings LLC (“Fiber Holdings”) was primarily established to develop fiber networks as real estate property for long-term investment. On July 1, 2020, the Company completed the sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”). Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner. Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco. The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings, an equity method unconsolidated entity, was approximately $38.3 million as of March 31, 2023. The Company has not provided financial support to Fiber Holdings.
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
Our financial instruments consist of cash and cash equivalents, accounts and other receivables, our outstanding notes and other debt, settlement payable, interest and dividends payable.
The following table summarizes the fair value of our financial instruments at March 31, 2023 and December 31, 2022:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2023
Liabilities
Senior secured notes - 10.50%, due February 15, 2028	$2,531,945	$—	$2,531,945	$—
Senior secured notes - 4.75%, due April 15, 2028	444,560	—	444,560	—
Exchangeable senior notes - 4.00%, due June 15, 2024	111,751	—	111,751	—
Convertible senior notes - 7.50% due December 1, 2027	230,215	—	230,215	—
Senior unsecured notes - 6.50%, due February 15, 2029	680,003	—	680,003	—
Senior unsecured notes - 6.00%, due January 15, 2030	415,342	—	415,342	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	74,992	—	74,992	—
Settlement payable	211,725	—	211,725	—
Total	$4,700,533	$—	$4,700,533	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2022
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,208,319	$—	$2,208,319	$—
Senior secured notes - 4.75%, due April 15, 2028	469,740	—	469,740	—
Exchangeable senior notes - 4.00%, due June 15, 2024	127,024	—	127,024	—
Senior unsecured notes - 6.50% , due February 15, 2029	759,917	—	759,917	—
Senior unsecured notes - 6.00%, due January 15, 2030	467,401	—	467,401	—
Convertible senior notes - 7.50%, due December 1, 2027	297,765	—	297,765	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	187,981	—	187,981	—
Settlement payable	232,350	—	232,350	—
Total	$4,750,497	$—	$4,750,497	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our outstanding notes and other debt was $5.48 billion at March 31, 2023, with a fair value of $4.49 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). See Note 13. The Settlement Payable was initially recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. As of March 31, 2023, the remaining Settlement Payable is $229.6 million and is reported on our Condensed Consolidated Balance Sheets. There have been no changes in the valuation methodologies used since the initial recording.

Note 7. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	March 31, 2023	December 31, 2022
Land	Indefinite	$28,963	$28,845
Building and improvements	3 - 40 years	363,913	363,077
Poles	30 years	299,799	296,941
Fiber	30 years	4,556,716	4,434,506
Equipment	5 - 7 years	426,127	399,473
Copper	20 years	3,972,704	3,964,439
Conduit	30 years	89,963	89,963
Tower assets	20 years	5,361	5,619
Finance lease assets	(1)	74,585	73,487
Other assets	15 - 20 years	10,436	10,436
Corporate assets	3 - 7 years	15,266	14,883
Construction in progress	(1)	56,387	46,508
		9,900,220	9,728,177
Less accumulated depreciation		(6,045,031)	(5,973,630)
Net property, plant and equipment		$3,855,189	$3,754,547
(1) See our Annual Report for property, plant and equipment accounting policies.
Depreciation expense for the three months ended March 31, 2023 and 2022 was $69.3 million and $64.0 million, respectively.
Note 8. Derivative Instruments and Hedging Activities
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

Warrant Transactions
On June 25, 2019, concurrently with the pricing of the Exchangeable Notes, and on June 27, 2019 concurrently with the exercise by the Initial Purchasers of their option to purchase additional Exchangeable Notes, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of approximately $16.42 per share. The initial maximum number of shares of the Company’s common stock that could be issued pursuant to the Warrants was approximately 55.5 million. The maximum number of shares of the Company's common stock that could be issued pursuant to the Warrants has subsequently decreased due to the partial unwind agreements that the Company entered into with the Counterparties in connection with each repurchase of Exchangeable Notes. The Company offered and sold the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. If the market value per share of the Company’s common stock, as measured under the Warrants, at the time of exercise exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s common stock unless, subject to the terms of the Warrants, the Company elects to cash settle the Warrants. The Warrants will expire over a period beginning in September 2024.
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
Note 9. Goodwill and Intangible Assets and Liabilities
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2023 are as follows:

(Thousands)	Fiber Infrastructure	Total
Goodwill at December 31, 2022	$672,878	$672,878
Accumulated impairment charges as of December 31, 2022	(311,500)	(311,500)
Balance at December 31, 2022	$361,378	$361,378

Goodwill at March 31, 2023	$672,878	$672,878
Accumulated impairment charges as of March 31, 2023	(311,500)	(311,500)
Balance at March 31, 2023	$361,378	$361,378

(Thousands)	March 31, 2023		December 31, 2022
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(134,443)	$416,104	$(128,728)
Contracts	52,536	(16,417)	52,536	(14,776)
Underlying Rights	10,497	(875)	10,497	(787)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(151,735)		(144,291)
Total intangible assets, net	$327,402		$334,846

Finite life intangible liabilities:
Below-market leases	$191,154	(26,736)	$191,154	(24,062)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(26,736)		(24,062)
Total intangible liabilities, net	$164,418		$167,092
As of March 31, 2023, the remaining weighted average amortization period of the Company’s intangible assets was 14.0 years.
Amortization expense for the three months ended March 31, 2023 and 2022 was $7.4 million and $7.4 million, respectively. Amortization expense is estimated to be $29.8 million for the full year of 2023, $29.7 million in 2024, $29.7 million in 2025, $29.7 million in 2026, and $29.7 million for 2027.
We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three months ended March 31, 2023 and 2022 was $2.7 million and $2.7 million, respectively. As of March 31, 2023, the remaining weighted average amortization period of the Company’s intangible liabilities was 16.7 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2023, $10.7 million in 2024, $10.7 million in 2025, $10.7 million in 2026, and $10.7 million in 2027.
Note 10. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.
Notes and other debt are as follows:

(Thousands)	March 31, 2023	December 31, 2022
Principal amount	$5,484,442	$5,262,373
Less unamortized discount, premium and debt issuance costs	(107,129)	(73,558)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,377,313	$5,188,815

Notes and other debt at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023		December 31, 2022
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 7.875% due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	$—	$—	$2,250,000	$(22,239)
Senior secured notes - 10.50% due February 15, 2028 (discount is based on imputed interest rate of 11.06%)	2,600,000	(54,994)	—	—
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(7,337)	570,000	(7,654)
Exchangeable senior notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	122,942	(1,107)	137,873	(1,501)
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(9,362)	306,500	(9,768)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(10,234)	700,000	(10,535)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(17,641)	1,110,000	(18,245)
Senior secured revolving credit facility, variable rate, due December 10, 2024	75,000	(6,454)	188,000	(3,616)
Total	$5,484,442	$(107,129)	$5,262,373	$(73,558)

At March 31, 2023, notes and other debt included the following: (i) $75.0 million under the Revolving Credit Facility (as defined below) pursuant to that certain credit agreement, dated as of April 24, 2015, by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein (the “Credit Agreement”); (ii) $2.6 billion aggregate principal amount of 10.50% Senior Secured Notes due 2028 (the “February 2028 Secured Notes”); (iii) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”); (iv) $1.1 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (v) $122.9 million aggregate principal amount of the Exchangeable Notes; (vi) $700.0 million aggregate principal amount of 6.00% Senior Secured Notes due January 15, 2030 (the “2030 Notes”); and (vii) $306.5 million aggregate principal amount of 7.50% Convertible Senior Notes due 2027 (the "Convertible 2027 Notes" and, together with the February 2028 Secured Notes, April 2028 Secured Notes, 2029 Notes, 2030 Notes and the Exchangeable Notes, the "Notes"). The terms of the Notes are as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Credit Agreement
On March 24, 2023, the Borrowers, each a subsidiary of Uniti Group Inc., entered into Amendment No. 8 (the “Amendment”) to the Credit Agreement.
The Amendment extends the maturity of the $500 million revolving credit facility to, upon receipt of routine regulatory approvals, September 24, 2027 (the “Revolving Credit Facility”). The Amendment also transitioned the Revolving Credit Facility from LIBOR to Term SOFR, and in connection with that change, set the credit spread adjustment to ten basis points for all interest periods. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2023, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
A termination of either Windstream Lease would result in an “event of default” under the Credit Agreement if a replacement lease is not entered into within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a Term SOFR rate plus an applicable margin ranging from 3.75% to 4.50% in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.50% of the average amount of unused commitments during the applicable quarter (subject to a step-down to 0.40% per annum of the average amount of unused commitments during the applicable quarter upon achievement of a consolidated secured leverage ratio not to exceed a certain level), as well as quarterly letter of credit fees equal to the product of (A) the applicable margin with respect to Term SOFR borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.
Secured Notes
On February 14, 2023, The Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”) issued $2.6 billion aggregate principal amount of the February 2028 Secured Notes. The Issuers used the net proceeds from the offering to fund the redemption in full of the Issuers’ outstanding 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), to repay outstanding borrowings under the Revolving Credit Facility and to pay any related premiums, fees and expenses in connection with the foregoing. On February 14, 2023, the Issuers deposited the full redemption price for the 2025 Secured Notes with the trustee and satisfied and discharged their respective obligations with respect to the indenture governing the 2025 Secured Notes at such time. During the three months ended March 31, 2023, we recognized a $32.3 million loss on the extinguishment of the 2025 Secured Notes within interest expense, net on the Condensed Consolidated Statements of Income (Loss), which included $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium.

The February 2028 Secured Notes were issued at an issue price of 100% of their principal amount pursuant to an indenture, dated as of February 14, 2023 (the “February 2028 Secured Notes Indenture”), among the Issuers, the guarantors named therein (collectively, the “Guarantors”) and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. The February 2028 Secured Notes mature on February 15, 2028 and bear interest at a rate of 10.50% per year. Interest on the February 2028 Secured Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2023.

The Issuers may redeem the February 2028 Secured Notes, in whole or in part, at any time prior to September 15, 2025 at a redemption price equal to 100% of the principal amount of the February 2028 Secured Notes redeemed plus accrued and unpaid interest thereon, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the February 2028 Secured Notes Indenture.

Thereafter, the Issuers may redeem the February 2028 Secured Notes in whole or in part, at the redemption prices set forth in the February 2028 Secured Notes Indenture. In addition, prior to February 15, 2025, the Issuers may, on one or more occasions, redeem up to 10% of the aggregate principal amount of the February 2028 Secured Notes in any twelve month period at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date. Notwithstanding the foregoing, the Issuers may not use the proceeds of any offering of Additional Notes (as defined in the February 2028 Secured Notes Indenture) with a price to investors equal to or in excess of 103% to finance any such optional redemption. Further, at any time on or prior to September 15, 2025, up to 40% of the aggregate principal amount of the February 2028 Secured Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 110.50% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued February 2028 Secured Notes remains outstanding. If certain changes of control of the Operating Partnership occur, holders of the February 2028 Secured Notes will have the right to require the Issuers to offer to repurchase their Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The February 2028 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and on a senior secured basis by each of the Operating Partnership’s existing and future domestic restricted subsidiaries (other than the Issuers) that guarantees indebtedness under the Company’s senior secured credit facilities and existing secured notes (the “Subsidiary Guarantors”). In addition, the Issuers will use commercially reasonable efforts to obtain necessary regulatory approval to allow certain non-guarantor subsidiaries of the Company to guarantee the February 2028 Secured Notes, including by making filings to obtain such approval within 60 days of the issuance of the February 2028 Secured Notes. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the February 2028 Secured Notes.

The February 2028 Secured Notes and the related guarantees are the Issuers’ and the Subsidiary Guarantors’ senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Subsidiary Guarantors’ existing and future unsubordinated obligations; effectively senior to all unsecured indebtedness of the Issuers and the Subsidiary Guarantors, including the Company’s existing senior unsecured notes, to the extent of the value of the collateral securing the February 2028 Secured Notes; effectively equal with all of the Issuers’ and the Subsidiary Guarantors’ existing and future indebtedness that is secured by first-priority liens on the collateral (including indebtedness under the Company’s senior secured credit facilities and existing secured notes); senior in right of payment to any of the Issuers’ and Subsidiary Guarantors’ subordinated indebtedness; and structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries (other than the Issuers) that do not guarantee the February 2028 Secured Notes.

The February 2028 Secured Notes Indenture contains customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; transfer material intellectual property to unrestricted subsidiaries; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The Indenture also contains customary events of default.

Exchangeable Notes
On March 21, 2023, the Company repurchased approximately $15.0 million of the Exchangeable Notes for total cash consideration of $13.7 million. During the three months ended March 31, 2023, we recorded a $1.1 million gain on extinguishment of debt, net within interest expense on our Condensed Consolidated Statements of Income (Loss), which included $0.1 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs. In connection with these repurchases, the Company entered into partial unwind agreements with the Counterparties to unwind a portion of the Note Hedge Transactions and the Warrants described above (see Note 8).
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income. For the three months ended March 31, 2023 and 2022, we recognized $4.8 million and $4.3 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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
The dilutive effect of the Exchangeable Notes and the Convertible 2027 Notes is calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method. During the three months ended March 31, 2023 and 2022, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.
The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
(Thousands, except per share data)	2023	2022
Basic earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(19,202)	$52,730
Less: Income allocated to participating securities	(247)	(331)
Dividends declared on convertible preferred stock	(5)	(5)
Net (loss) income attributable to common shares	$(19,454)	$52,394
Denominator:
Basic weighted-average common shares outstanding	236,090	235,046
Basic (loss) earnings per common share	$(0.08)	$0.22

	Three Months Ended March 31,
(Thousands, except per share data)	2023	2022
Diluted earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(19,202)	$52,730
Less: Income allocated to participating securities	(247)	(331)
Dividends declared on convertible preferred stock	(5)	(5)
Impact on if-converted dilutive securities	—	2,994
Net (loss) income attributable to common shares	$(19,454)	$55,388
Denominator:
Basic weighted-average common shares outstanding	236,090	235,046
Effect of dilutive non-participating securities	—	1,226
Impact on if-converted dilutive securities	—	31,032
Weighted-average shares for dilutive earnings per common share	236,090	267,304
Dilutive (loss) earnings per common share	$(0.08)	$0.21
For the three months ended March 31, 2023, 1,053,189 non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met, and 54,748,359 potential common shares related to the Exchangeable Notes and the Convertible Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.

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

Selected financial data related to our segments is presented below for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$210,808	$79,014	$—	$289,822

Adjusted EBITDA	$204,966	$33,674	$(7,439)	$231,201
Less:
Interest expense				148,863
Depreciation and amortization	44,173	32,586	16	76,775
Transaction related and other costs				2,788
Other, net				20,513
Stock-based compensation				3,130
Income tax benefit				(2,412)
Adjustments for equity in earnings from unconsolidated entities				755
Net loss				$(19,211)

	Three Months Ended March 31, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$204,641	$73,393	$—	$278,034

Adjusted EBITDA	$198,973	$31,459	$(5,643)	$224,789
Less:
Interest expense				96,172
Depreciation and amortization	42,102	29,319	36	71,457
Transaction related and other costs				1,714
Other, net				361
Stock-based compensation				3,312
Income tax benefit				(2,071)
Adjustments for equity in earnings from unconsolidated entities				986
Net income				$52,858

Note 13. Commitments and Contingencies
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Windstream Commitments
Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). On October 14, 2021, the Company prepaid four installments for a total of $92.9 million. As of March 31, 2023, the Company has made payments totaling $239.9 million.
Further, beginning in October 2020, we became obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022, and are limited to $225 million per year in 2023 and 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year. During the three months ended March 31, 2023, Uniti reimbursed $67.5 million of Growth Capital Improvements, of which $35.1 million represented the reimbursement of capital improvements completed in 2022 that were previously classified as tenant funded capital improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $642.0 million of Growth Capital Improvements. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive. This lease incentive, which is $0.7 million and reported within other assets on our Condensed Consolidated Balance Sheets as of March 31, 2023, will be amortized as a reduction to revenue over the initial term of the Windstream Leases.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the 1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans.

Other Litigation

Beginning on October 25, 2019, several purported shareholders filed separate putative class actions in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws based on claims that the defendants improperly failed to disclose the risk that our spin-off from Windstream (the "Spin-Off") and entry into the Master Lease violated certain debt covenants of Windstream. On March 12, 2020, the U.S. District Court for the Eastern District of Arkansas consolidated the Shareholder Actions and appointed lead plaintiffs and lead counsel in the consolidated cases under the caption In re Uniti Group Inc. Securities Litigation (the “Class Action”). On May 11, 2020, lead plaintiffs filed a consolidated amended complaint in the Class Action. The consolidated amended complaint seeks to represent investors who acquired the Company’s securities between April 20, 2015 and February 15, 2019. The Class Action asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder, alleging that the Company made materially false and misleading statements by allegedly failing to disclose, among other things, the risk that the Spin-Off and entry into the Master Lease violated certain debt covenants of Windstream and/or the risk that the Master Lease purportedly could be recharacterized as a financing instead of a “true lease.” The Class Action seeks class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. On July 10, 2020, defendants moved to dismiss the consolidated amended complaint. On April 1, 2021, the court issued an order denying defendants’ motion to dismiss. On April 15, 2021, defendants filed a motion for reconsideration of the order or, in the alternative, for certification of an appeal of the decision to the Eighth Circuit. On October 25, 2021, plaintiffs filed a motion for class certification, which defendants opposed. On December 22, 2021, the court issued an order denying defendants’ motion for reconsideration or, in the alternative, certification of an appeal. On March 25, 2022, the parties reached an agreement to settle the Class Action, on behalf of a settlement class, for $38.9 million, to be funded entirely by the Company’s insurance carriers. On June 17, 2022, the parties signed a stipulation of settlement and plaintiffs moved for preliminary approval of the settlement. The court granted preliminary approval on July 20, 2022. The court granted final approval on November 7, 2022. In accordance with ASC 450, we recorded $38.9 million of settlement expense within general and administrative expense within our Condensed Consolidated Statements of Income during the first quarter of 2022 and accounts payable, accrued expenses and other liabilities, net within our Condensed Consolidated Balance Sheets as of March 31, 2022. Additionally, we recorded the probable insurance recovery of $38.9 million as a reduction to general and administrative expense during the three months ended March 31, 2022 within our Condensed Consolidated Statements of Income, and other assets within Condensed Consolidated Balance Sheets as of March 31, 2022.
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
On March 3, 2023, the parties to the Mayer and Guzzo Derivative Actions signed a stipulation of settlement agreeing to settle the actions in exchange for non-monetary damages, and also agreeing to an award of attorney’s fees and expenses to plaintiffs’ counsel in both actions in the amount of $0.8 million. On March 3, 2023, plaintiff’s counsel in the Mayer Derivative Action sought preliminary approval of the settlement, which the court presiding over the action granted on March 23, 2023. The settlement remains subject to final court approval, and a final hearing on the settlement is scheduled in the Mayer Derivative Action for May 9, 2023.

We maintain insurance policies that would provide coverage to various degrees for potential liabilities arising from the legal proceedings described above.
Under the terms of the tax matters agreement entered into on April 24, 2015 by the Company, Windstream Services, LLC and Windstream (the “Tax Matters Agreement”), in connection with the Spin-Off, we are generally responsible for any taxes imposed on Windstream that arise from the failure of the Spin-Off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the private letter ruling or the representations provided in connection with the tax opinion. We believe that the probability of us incurring obligations under the Tax Matters Agreement are remote; and therefore, we have recorded no such liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2023.
Note 14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component is as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Thousands)	2023	2022
Cash flow hedge changes in fair value:
Balance at beginning of period attributable to shareholders	$(30,353)	$(30,353)
Balance at end of period attributable to shareholders	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to shareholders	30,353	21,189
Amounts reclassified from accumulated other comprehensive income	—	2,830
Balance at end of period	30,353	24,019
Less: Other comprehensive income attributable to noncontrolling interest	—	7
Balance at end of period attributable to shareholders	30,353	24,012
Accumulated other comprehensive loss at end of period	$—	$(6,341)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2023. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2023, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 29, 2023 (the “Annual Report”).
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
Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Windstream Leases. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, certain aspects of our leasing business, Uniti Leasing, certain aspects of our former towers business, and Talk America Services, LLC, which operated our former Consumer CLEC Business, as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2023, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
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
Segments
We manage our operations as two reportable business segments, in addition to our corporate operations, which include:
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
Significant Business Developments
Secured Notes Offering
On February 14, 2023, the Operating Partnership, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC (collectively the "Issuers") issued $2.6 billion aggregate principal amount of the 10.50% Secured Notes due February 2028 (the "February 2028 Secured Notes"). The Issuers used the net proceeds from the offering to fund the redemption in full of the Issuers’ outstanding 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), to repay outstanding borrowings under the Revolving Credit Facility and to pay any related premiums, fees and expenses in connection with the foregoing. On February 14, 2023, the Issuers deposited the full redemption price for the 2025 Secured Notes with the trustee and satisfied and discharged their respective obligations with respect to the indenture governing the 2025 Secured Notes at such time. During the three months ended March 31, 2023, we recognized a $32.3 million loss on the extinguishment of the 2025 Secured Notes within interest expense, net on the Condensed Consolidated Statements of Income (Loss), which included $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium.

The February 2028 Secured Notes were issued at an issue price of 100% of their principal amount pursuant to an indenture, dated as of February 14, 2023 (the “February 2028 Secured Notes Indenture”), among the Issuers, the guarantors named therein (collectively, the “Guarantors”) and Deutsche Bank Trust Company Americas, as trustee and as collateral agent. The February 2028 Secured Notes mature on February 15, 2028 and bear interest at a rate of 10.50% per year. Interest on the February 2028 Secured Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2023.

The Issuers may redeem the February 2028 Secured Notes, in whole or in part, at any time prior to September 15, 2025 at a redemption price equal to 100% of the principal amount of the February 2028 Secured Notes redeemed plus accrued and unpaid interest thereon, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the February 2028 Secured Notes Indenture.

Thereafter, the Issuers may redeem the February 2028 Secured Notes in whole or in part, at the redemption prices set forth in the February 2028 Secured Notes Indenture. In addition, prior to February 15, 2025, the Issuers may, on one or more occasions, redeem up to 10% of the aggregate principal amount of the February 2028 Secured Notes in any twelve month period at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date. Notwithstanding the foregoing, the Issuers may not use the proceeds of any offering of Additional Notes (as defined in the February 2028 Secured Notes Indenture) with a price to investors equal to or in excess of 103% to finance any such optional redemption. Further, at any time on or prior to September 15, 2025, up to 40% of the aggregate principal amount of the February 2028 Secured Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 110.50% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued February 2028 Secured Notes remains outstanding. If certain changes of control of the Operating Partnership occur, holders of the February 2028 Secured Notes will have the right to require the Issuers to offer to repurchase their Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The February 2028 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and on a senior secured basis by each of the Operating Partnership’s existing and future domestic restricted subsidiaries (other than the Issuers) that guarantees indebtedness under the Company’s senior secured credit facilities and existing secured notes (the “Subsidiary Guarantors”). In addition, the Issuers will use commercially reasonable efforts to obtain necessary regulatory approval to allow certain non-guarantor subsidiaries of the Company to guarantee the February 2028 Secured Notes, including by making filings to obtain such approval within 60 days of the issuance of the February 2028 Secured Notes. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the February 2028 Secured Notes.

The February 2028 Secured Notes and the related guarantees are the Issuers’ and the Subsidiary Guarantors’ senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Subsidiary Guarantors’ existing and future unsubordinated obligations; effectively senior to all unsecured indebtedness of the Issuers and the Subsidiary Guarantors, including the Company’s existing senior unsecured notes, to the extent of the value of the collateral securing the February 2028 Secured Notes; effectively equal with all of the Issuers’ and the Subsidiary Guarantors’ existing and future indebtedness that is secured by first-priority liens on the collateral (including indebtedness under the Company’s senior secured credit facilities and existing secured notes); senior in right of payment to any of the Issuers’ and Subsidiary Guarantors’ subordinated indebtedness; and structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries (other than the Issuers) that do not guarantee the February 2028 Secured Notes.

The February 2028 Secured Notes Indenture contains customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; transfer material intellectual property to unrestricted subsidiaries; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The Indenture also contains customary events of default.

Exchangeable Notes
On March 21, 2023, the Company repurchased approximately $15.0 million of the Exchangeable Notes for total cash consideration of $13.7 million. During the three months ended March 31, 2023, we recorded a $1.1 million gain on extinguishment of debt, net within interest expense on our Condensed Consolidated Statements of Income (Loss), which included $0.1 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs.
Amendments to Credit Agreement
On March 24, 2023, we entered into an amendment (the "Eighth Amendment") to our Credit Agreement (as defined below). Pursuant to the Eighth Amendment, upon receipt of routine regulatory approvals, commitments from existing lenders under the Credit Agreement's Revolving Credit Facility (as defined below) have been extended to September 24, 2027. The Eighth Amendment also transitioned the Revolving Credit Facility from LIBOR to Term SOFR, and in connection with that change, set the credit spread adjustment to ten basis points for all interest periods.

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2023		2022
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Leasing	$210,808	72.7%	$204,641	73.6%
Fiber Infrastructure	79,014	27.3%	73,393	26.4%
Total revenues	289,822	100.0%	278,034	100.0%
Costs and Expenses:
Interest expense, net	148,863	51.4%	96,172	34.5%
Depreciation and amortization	76,775	26.5%	71,457	25.7%
General and administrative expense	28,433	9.8%	23,870	8.6%
Operating expense (exclusive of depreciation and amortization)	35,068	12.1%	34,976	12.6%
Transaction related and other costs	2,788	1.0%	1,714	0.6%
Other expense (income), net	20,179	7.0%	(398)	(0.1)%
Total costs and expenses	312,106	107.7%	227,791	81.9%
(Loss) income before income taxes and equity in earnings from unconsolidated entities	(22,284)	(7.6)%	50,243	18.1%
Income tax benefit	(2,412)	(0.8%)	(2,071)	(0.7%)
Equity in earnings from unconsolidated entities	(661)	(0.2%)	(544)	(0.2%)
Net (loss) income	(19,211)	(6.6%)	52,858	19.0%
Net (loss) income attributable to noncontrolling interests	(9)	(0.0)%	128	0.1%
Net (loss) income attributable to shareholders	(19,202)	(6.6)%	52,730	18.9%
Participating securities' share in earnings	(247)	(0.1%)	(331)	(0.1%)
Dividends declared on convertible preferred stock	(5)	(0.0%)	(5)	(0.0%)
Net (loss) income attributable to common shareholders	$(19,454)	(6.7)%	$52,394	18.8%

The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$210,808	$79,014	$—	$289,822

Adjusted EBITDA	$204,966	$33,674	$(7,439)	$231,201
Less:
Interest expense				148,863
Depreciation and amortization	44,173	32,586	16	76,775
Transaction related and other costs				2,788
Other, net				20,513
Stock-based compensation				3,130
Income tax benefit				(2,412)
Adjustments for equity in earnings from unconsolidated entities				755
Net loss				$(19,211)

	Three Months Ended March 31, 2022
(Thousands)	Leasing	Fiber Infrastructure	Corporate	Subtotal of Reportable Segments
Revenues	$204,641	$73,393	$—	$278,034

Adjusted EBITDA	$198,973	$31,459	$(5,643)	$224,789
Less:
Interest expense				96,172
Depreciation and amortization	42,102	29,319	36	71,457
Transaction related and other costs				1,714
Other, net				361
Stock-based compensation				3,312
Income tax benefit				(2,071)
Adjustments for equity in earnings from unconsolidated entities				986
Net income				$52,858

Summary of Operating Metrics

	Operating Metrics
	March 31,
	2023	2022	% Increase / (Decrease)
Operating metrics:
Leasing:
Fiber strand miles	5,380,000	4,910,000	9.6%
Copper strand miles	230,000	230,000	0.0%
Fiber Infrastructure:
Fiber strand miles	2,880,000	2,760,000	4.3%
Customer connections	27,693	26,631	4.0%
Revenues

	Three Months Ended March 31,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Leasing	$210,808	72.7%	$204,641	73.6%
Fiber Infrastructure	79,014	27.3%	73,393	26.4%
Total revenues	$289,822	100.0%	$278,034	100.0%
Leasing – Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases (and historically, the Master Lease). Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The initial term of the Windstream Leases expires on April 30, 2030. Annual rent under the Windstream Leases for the full year 2023 is $672.2 million and is subject to annual escalation at a rate of 0.5%. For a description of the Windstream Leases, see “Liquidity and Capital Resources— Windstream Leases” below.
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
Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements” or “GCIs”). Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements is discussed below in “Liquidity and Capital Resources—Windstream Leases.”
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

	Three Months Ended March 31,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$167,500	79.5%	$166,667	81.5%
GCI revenue	6,429	3.0%	1,929	0.9%
Total cash revenue	173,929	82.5%	168,596	82.4%
Non-cash revenue
TCI revenue	11,369	5.4%	10,407	5.1%
GCI revenue	3,604	1.7%	3,841	1.9%
Other straight-line revenue	2,240	1.1%	3,085	1.5%
Total non-cash revenue	17,213	8.2%	17,333	8.5%
Total Windstream revenue	191,142	90.7%	185,929	90.9%
Other services	19,666	9.3%	18,712	9.1%
Total Leasing revenues	$210,808	100.0%	$204,641	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. As of March 31, 2023 and 2022, the total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $1.1 billion and $994.4 million, respectively.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the three months ended March 31, 2023, Uniti reimbursed $67.5 million of Growth Capital Improvements. Subsequent to March 31, 2023, Windstream requested, and we reimbursed $30.2 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $642.0 million of Growth Capital Improvements.
We recognized $19.7 million and $18.7 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily driven by revenues from new customer arrangements.
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
As of the date of this Quarterly Report on Form 10-Q, Windstream is current on all lease payments. Moody's Investor Service's current corporate family rating for Windstream is B3 with a stable outlook. S&P Global Ratings' current issuer rating for Windstream is B- with a stable outlook. In addition, in order to assist us in our continuing assessment of Windstream’s creditworthiness, we periodically receive certain confidential financial information and metrics from Windstream.
Fiber Infrastructure – Fiber Infrastructure revenues for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended March 31,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Fiber Infrastructure revenues:
Lit backhaul services	$19,522	24.7%	$19,438	26.5%
Enterprise and wholesale	22,576	28.6%	20,935	28.5%
E-Rate and government	13,891	17.6%	14,276	19.5%
Dark fiber and small cells	22,277	28.2%	18,083	24.6%
Other services	748	0.9%	661	0.9%
Total Fiber Infrastructure revenues	$79,014	100.0%	$73,393	100.0%

For the three months ended March 31, 2023, Fiber Infrastructure revenues totaled $79.0 million as compared to $73.4 million for the three months ended March 31, 2022. Fiber Infrastructure revenues increased $5.6 million, primarily due to an increase in non-recurring dark fiber and small cells revenues of $3.7 million related to one-time cancellations and an increase in recurring enterprise and wholesale revenues of $2.3 million related to increased internet services and customer connections, partially offset by a decrease of $0.7 million non-recurring enterprise and wholesale revenues driven by decreased equipment and installation sales.

Interest Expense, net

	Three Months Ended March 31,
(Thousands)	2023	2022	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$93,188	$51,066	42,122
Senior unsecured notes	35,647	31,988	3,659
Senior secured revolving credit facility - variable rate	2,734	2,602	132
Interest rate swap termination	—	2,830	(2,830)
Other	369	356	13
Total cash interest	131,938	88,842	43,096
Non-cash:
Amortization of deferred financing costs and debt discount	4,963	4,514	449
Write off of deferred financing costs and debt discount	10,412	—	10,412
Accretion of settlement payable	3,017	2,876	141
Capitalized interest	(198)	(60)	(138)
Gain on extinguishment of debt	(1,269)	—	(1,269)
Total non-cash interest	16,925	7,330	9,595
Total interest expense, net	$148,863	$96,172	$52,691
Interest expense for the three months ended March 31, 2023 increased $52.7 million compared to the three months ended March 31, 2022. The increase is primarily attributable to a loss on extinguishment of debt of $32.3 million on the 2025 Secured Notes, which included $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium, an increase in cash interest of $23.9 million, and a decrease in interest rate swap termination of $2.8 million.
Depreciation and Amortization Expense

	Three Months Ended March 31,
(Thousands)	2023	2022	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Leasing	$42,443	$40,372	$2,071
Fiber Infrastructure	26,871	23,602	3,269
Corporate	16	36	(20)
Total depreciation expense	69,330	64,010	5,320
Amortization expense
Leasing	1,730	1,730	—
Fiber Infrastructure	5,715	5,717	(2)
Total amortization expense	7,445	7,447	(2)
Total depreciation and amortization expense	$76,775	$71,457	$5,318
Leasing – Leasing depreciation expense increased $2.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to asset additions since March 31, 2022.
Fiber Infrastructure – Fiber Infrastructure depreciation expense increased $3.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to asset additions since March 31, 2022.

General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended March 31,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Leasing	$3,417	1.2%	$3,303	1.2%
Fiber Infrastructure	15,709	5.4%	12,646	4.6%
Corporate	9,307	3.2%	7,921	2.8%
Total general and administrative expenses	$28,433	9.8%	$23,870	8.6%
Leasing – Leasing general and administrative expense increased $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which is primarily due to an increase in personnel expenses of $0.3 million.
Fiber Infrastructure – Fiber Infrastructure general and administrative expense increased $3.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which is primarily due to an increase in personnel expenses of $1.2 million, an increase in professional and regulatory fees of $0.5 million, an increase in insurance expenses of $0.4 million, and an increase in advertising expenses of $0.3 million.
Corporate – Corporate general and administrative expense increased $1.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which is primarily due to an increase in personnel expenses of $1.2 million.
Operating Expense
Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Three Months Ended March 31,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Leasing	$5,073	1.8%	$4,867	1.8%
Fiber Infrastructure	29,995	10.2%	30,109	10.8%
Total operating expenses	$35,068	12.0%	$34,976	12.6%
Leasing – Leasing operating expense increased $0.2 million for the three months ended March 31, 2023 and as compared to the three months ended March 31, 2022, which is primarily driven by increased leased asset costs of $0.3 million.
Fiber Infrastructure – Fiber Infrastructure operating expenses remained consistent for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Transaction Related and Other Costs
Transaction related and other costs during the three months ended March 31, 2023 and 2022 included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the three months ended March 31, 2023, we incurred $2.8 million of transaction related and other costs, compared to $1.7 million of such costs during the three months ended March 31, 2022.

Other Expense (Income), net
Other expense for the three months ended March 31, 2023 totaled $20.2 million, which included $20.6 million of costs related to the issuance of the February 2028 Secured Notes.
Income Tax Benefit
The income tax benefit recorded for the three months ended March 31, 2023 and 2022, respectively, is related to the tax impact of the following:

	Three Months Ended March 31,
(Thousands)	2023	2022
Income tax benefit
Pre-tax loss (Fiber Infrastructure)	$(2,775)	$(3,812)
Other undistributed REIT taxable income	363	1,160
REIT state and local taxes	—	538
Other	—	43
Total income tax benefit	$(2,412)	$(2,071)
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
We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, (collectively, “Transaction Related and Other Costs”), costs related to the settlement with Windstream, goodwill impairment charges, executive severance costs, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.
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
The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA and of our net (loss) income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(Thousands)	2023	2022
Net (loss) income	$(19,211)	$52,858
Depreciation and amortization	76,775	71,457
Interest expense, net	148,863	96,172
Income tax (benefit) expense	(2,412)	(2,071)
EBITDA	$204,015	$218,416
Stock based compensation	3,130	3,312
Transaction related and other costs	2,788	1,714
Other, net	20,513	361
Adjustments for equity in earnings from unconsolidated entities	755	986
Adjusted EBITDA	$231,201	$224,789

	Three Months Ended March 31,
(Thousands)	2023	2022
Net (loss) income attributable to common shareholders	$(19,454)	$52,394
Real estate depreciation and amortization	54,516	51,893
Participating securities share in earnings	247	331
Participating securities share in FFO	(247)	(658)
Real estate depreciation and amortization from unconsolidated entities	435	690
Adjustments for noncontrolling interests	(25)	(129)
FFO attributable to common shareholders	$35,472	$104,521
Transaction related and other costs	2,788	1,714
Amortization of deferred financing costs and debt discount	4,963	4,514
Write off of deferred financing costs and debt discount	10,412	—
Costs related to the early repayment of debt	51,997	—
Stock based compensation	3,130	3,312
Non-real estate depreciation and amortization	22,259	19,564
Straight-line revenues and amortization of below-market lease intangibles	(9,427)	(11,022)
Maintenance capital expenditures	(1,828)	(2,366)
Other, net	(12,661)	(8,170)
Adjustments for equity in earnings from unconsolidated entities	320	296
Adjustments for noncontrolling interests	(32)	(21)
AFFO attributable to common shareholders	$107,393	$112,342
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $239.9 million of the $490.1 million due to Windstream under the settlement agreement. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022, and are limited to $225 million per year in 2023 and 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily from the Windstream Leases), available borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance 2019 Inc., the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein (the "Credit Agreement"), and proceeds from the issuance of debt and equity securities.
As of March 31, 2023, we had cash and cash equivalents of $70.3 million and approximately $425.0 million of borrowing availability under our Revolving Credit Facility under the Credit Agreement. Subsequent to March 31, 2023, other than $30.2 million of Growth Capital Improvements (see “Result of Operations—Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends. See “—Dividends.”

	Three Months Ended March 31,
(Thousands)	2023	2022
Cash flow from operating activities:
Net cash provided by operating activities	$14,562	$63,221
Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $14.6 million and $63.2 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 2023 is primarily attributable to increases in cash interest expense and other costs related to the issuance of the February 2028 Secured Notes, and changes in working capital, including the timing of interest payments associated with debt activities occurring in 2023.

	Three Months Ended March 31,
(Thousands)	2023	2022
Cash flow from investing activities:
Capital expenditures	$(114,981)	$(94,728)
Proceeds from sale of other equipment	607	379
Net cash used in investing activities	$(114,374)	$(94,349)
Net cash used in investing activities increased $20.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily driven by an increase in Growth Capital Improvements of $19.3 million, which we classify as success-based capital expenditures. Capital expenditures are primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets, as described below under “—Capital Expenditures.”

	Three Months Ended March 31,
(Thousands)	2023	2022
Cash flow from financing activities:
Repayment of debt	$(2,263,662)	$—
Proceeds from issuance of notes	2,600,000	—
Dividends paid	(9)	(105)
Payments of settlement payable	(24,505)	—
Borrowings under revolving credit facility	140,000	85,000
Payments under revolving credit facility	(253,000)	(60,000)
Finance lease payments	(452)	(280)
Payments for financing costs	(26,688)	—
Payment for settlement of common stock warrant	(56)	—
Termination of bond hedge option	59	—
Costs related to the early repayment of debt	(44,303)	—
Employee stock purchase program	314	264
Payments related to tax withholding for stock-based compensation	(1,343)	(1,525)
Net cash provided by financing activities	$126,355	$23,354
Net cash provided by financing activities was $126.4 million for the three months ended March 31, 2023, which was primarily related to the proceeds from issuance of the February 2028 Secured Notes of $2.6 billion, offset by the repayment of the 2025 Secured notes of $2.3 billion, repayment of the settlement payable of $24.5 million, costs related to the early repayment of the 2025 Secured Notes of $44.3 million, payments for financing costs related to the February 2028 Secured Notes of $26.7 million, net borrowings under the Revolving Credit Facility of $113.0 million, and payments related to tax withholding for stock-based compensation of $1.3 million. Net cash provided by financing activities was $23.4 million for the three months ended March 31, 2022, which was primarily driven by net borrowings of $25.0 million under the Revolving Credit Facility.
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
Beginning in October 2020, pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion of Growth Capital Improvements through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022, and are limited to $225 million in 2023 and 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made as of March 31, 2023.
UPREIT Operating Partnership Units
Our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities. As of March 31, 2023, we had $425.0 million in borrowing availability under our Revolving Credit Facility (subject to customary borrowing conditions), however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
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
Capital Expenditures

	Three Months Ended March 31, 2023
(Thousands)	Success Based	Maintenance	Non-Network	Total
Capital expenditures
Leasing	$4,147		$—	$4,147
Growth capital improvements	67,511	—	—	67,511
Fiber Infrastructure	41,093	1,828	402	43,323
Corporate	—	—	—	—
Total capital expenditures	$112,751	$1,828	$402	$114,981
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
Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements is discussed above in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Liquidity and Capital Resources—Windstream Leases.” Growth Capital Improvements are treated as success-based capital improvements based on the rents paid with respect to such amounts.

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
The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
January 1, 2023 - March 31, 2023	April 14, 2023	$0.15	March 31, 2023
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
For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of March 31, 2023, there has been no material change to these estimates.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
A description of legal proceedings can be found in Note 13 - Commitments and Contingencies to our Condensed Consolidated Financial Statements, included in this report at Part I, Item 1- Financial Statements, and is incorporated by reference into this Item 1.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	—	$—	—	—
February 1, 2023 to February 28, 2023	124,702	5.68	—	—
March 1, 2023 to March 31, 2023	93,971	5.07	—	—
Total	218,673	$5.42	—	—
(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
None

Item 6. Exhibits.

Exhibit Number	Description

4.1
Indenture, dated as February 14, 2023, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023 (File No. 001-36708))

4.2
Form of 10.50% Senior Secured Notes due 2028 (included in Exhibit 4.12 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 14, 2023 (File No. 001-36708))

10.1
Amendment No. 8 to the Credit Agreement, dated as of March 24, 2023, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 27, 2023 (File No. 001-36708))

10.2*	Uniti Group Inc. 2015 Equity Incentive Plan, as amended and restated April 11, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	May 4, 2023	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 4, 2023	/s/ Travis T. Black
Travis T. Black Vice President – Chief Accounting Officer (Principal Accounting Officer)