Form 10-Q
period 2023-06-30
Uniti Group Inc.
filed 2023-08-03
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2023, the registrant had 238,688,604 shares of common stock, $0.0001 par value per share, outstanding.

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
•adverse impacts of inflation and higher interest rates on our employees, our business, the business of our customers and other business partners and the global financial markets;
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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Uniti Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(Thousands, except par value)	June 30, 2023	December 31, 2022
Assets:
Property, plant and equipment, net	$3,895,206	$3,754,547
Cash and cash equivalents	38,145	43,803
Accounts receivable, net	43,021	42,631
Goodwill	361,378	361,378
Intangible assets, net	319,967	334,846
Straight-line revenue receivable	81,415	68,595
Operating lease right-of-use assets, net	124,060	88,545
Other assets	84,695	77,597
Investment in unconsolidated entities	38,006	38,656
Deferred income tax assets, net	48,677	40,631
Total Assets	$5,034,570	$4,851,229
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$135,378	$122,195
Settlement payable (Note 13)	207,863	251,098
Intangible liabilities, net	161,745	167,092
Accrued interest payable	156,558	121,316
Deferred revenue	1,213,633	1,190,041
Dividends payable	69	2
Operating lease liabilities	82,151	66,356
Finance lease obligations	15,881	15,520
Notes and other debt, net	5,392,536	5,188,815
Total liabilities	7,365,814	7,122,435

Commitments and contingencies (Note 13)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized; issued and outstanding: 236,431 shares at June 30, 2023 and 235,829 at December 31, 2022	24	24
Additional paid-in capital	1,215,260	1,210,033
Distributions in excess of accumulated earnings	(3,548,870)	(3,483,634)
Total Uniti shareholders' deficit	(2,333,586)	(2,273,577)
Noncontrolling interests:
Operating partnership units	2,092	2,121
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	250
Total shareholders' deficit	(2,331,244)	(2,271,206)
Total Liabilities and Shareholders' Deficit	$5,034,570	$4,851,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2023	2022	2023	2022
Revenues:
Uniti Leasing	$212,453	$205,614	$423,261	$410,255
Uniti Fiber	71,245	78,361	150,259	151,754
Total revenues	283,698	283,975	573,520	562,009
Costs and Expenses:
Interest expense, net	119,689	96,377	268,552	192,549
Depreciation and amortization	77,267	72,303	154,042	143,760
General and administrative expense	23,417	25,085	51,850	48,955
Operating expense (exclusive of depreciation and amortization)	37,418	36,917	72,486	71,893
Transaction related and other costs	5,576	3,235	8,364	4,949
Gain on sale of real estate	—	(250)	—	(250)
Other expense (income), net	(291)	(7,930)	19,888	(8,328)
Total costs and expenses	263,076	225,737	575,182	453,528

Income (loss) before income taxes and equity in earnings from unconsolidated entities	20,622	58,238	(1,662)	108,481
Income tax (benefit) expense	(4,357)	4,944	(6,769)	2,873
Equity in earnings from unconsolidated entities	(659)	(480)	(1,320)	(1,024)
Net income	25,638	53,774	6,427	106,632
Net income attributable to noncontrolling interests	12	77	3	205
Net income attributable to shareholders	25,626	53,697	6,424	106,427
Participating securities' share in earnings	(322)	(340)	(569)	(671)
Dividends declared on convertible preferred stock	(5)	(5)	(10)	(10)
Net income attributable to common shareholders	$25,299	$53,352	$5,845	$105,746

Income per common share:
Basic	$0.11	$0.23	$0.02	$0.45
Diluted	$0.11	$0.21	$0.02	$0.42

Weighted-average number of common shares outstanding:
Basic	236,429	235,656	236,260	235,352
Diluted	236,429	267,361	236,260	267,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Net income	$25,638	$53,774	$6,427	$106,632
Other comprehensive income:
Interest rate swap termination	—	2,829	—	5,659
Other comprehensive income	—	2,829	—	5,659
Comprehensive income	25,638	56,603	6,427	112,291
Comprehensive income attributable to noncontrolling interest	12	81	3	216
Comprehensive income attributable to shareholders	$25,626	$56,522	$6,424	$112,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited)

	For the three months ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	—	235,297,990	23	1,220,039	(6,341)	(3,316,781)	10,788	250	(2,092,022)
Net income	—	—	—	—	—	—	53,697	77	—	53,774
Other comprehensive income	—	—	—	—	—	2,825	—	4	—	2,829
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,371)	—	—	(35,371)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(78)	—	(78)
Exchange of noncontrolling interest	—	—	86,949	—	4,099	—	—	(8,719)	—	(4,620)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(2,911)	—	—	—	—	(2,911)
Stock-based compensation	—	—	314,574	1	3,200	—	—	—	—	3,201
Balance at June 30, 2022	—	—	235,699,513	24	1,224,427	(3,516)	(3,298,455)	2,072	250	(2,075,198)

Balance at March 31, 2023	—	—	236,427,250	24	1,212,137	—	(3,538,683)	2,097	250	(2,324,175)
Net income	—	—	—	—	—	—	25,626	12	—	25,638
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,813)	—	—	(35,813)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(17)	—	(17)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(7)	—	—	—	—	(7)
Stock-based compensation	—	—	3,502	—	3,130	—	—	—	—	3,130
Issuance of common stock - employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	—	—	236,430,752	24	1,215,260	—	(3,548,870)	2,092	250	(2,331,244)

	For the six months ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	—	234,779,247	23	1,214,830	(9,164)	(3,333,481)	13,893	125	(2,113,774)
Net income	—	—	—	—	—	—	106,427	205	—	106,632
Other comprehensive income	—	—	—	—	—	5,648	—	11	—	5,659
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(71,276)	—	—	(71,276)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(160)	—	(160)
Cumulative non-voting convertible preferred stock	—	—	—	—	—	—	(125)	—	125	—
Exchange of noncontrolling interest	—	—	244,682	—	7,257	—	—	(11,877)	—	(4,620)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4,436)	—	—	—	—	(4,436)
Stock-based compensation	—	—	646,260	1	6,512	—	—	—	—	6,513
Issuance of common stock - employee stock purchase plan	—	—	29,324	—	264	—	—	—	—	264
Balance at June 30, 2022	—	—	235,699,513	24	1,224,427	(3,516)	(3,298,455)	2,072	250	(2,075,198)

Balance at December 31, 2022	—	—	235,829,485	24	1,210,033	—	(3,483,634)	2,121	250	(2,271,206)
Net income	—	—	—	—	—	—	6,424	3	—	6,427
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(71,660)	—	—	(71,660)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(32)	—	(32)
Payment for settlement of common stock warrant	—	—	—	—	(56)	—	—	—	—	(56)
Termination of bond hedge option	—	—	—	—	59	—	—	—	—	59
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,350)	—	—	—	—	(1,350)
Stock-based compensation	—	—	534,363	—	6,260	—	—	—	—	6,260
Issuance of common stock - employee stock purchase plan	—	—	66,904	—	314	—	—	—		314
Balance at June 30, 2023	—	—	236,430,752	24	1,215,260	—	(3,548,870)	2,092	250	(2,331,244)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(Thousands)	2023	2022
Cash flow from operating activities
Net income	$6,427	$106,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,042	143,760
Amortization of deferred financing costs and debt discount	9,454	9,015
Loss on extinguishment of debt, net	31,187	—
Interest rate swap termination	—	5,659
Deferred income taxes	(8,046)	(7,185)
Equity in earnings of unconsolidated entities	(1,320)	(1,024)
Distributions of cumulative earnings from unconsolidated entities	1,969	1,969
Cash paid for interest rate swap settlement	—	(6,346)
Straight-line revenues and amortization of below-market lease intangibles	(19,216)	(21,148)
Stock-based compensation	6,260	6,513
Gain on sale of unconsolidated entity (see Note 5)	—	(7,923)
Gain on sale of real estate	—	(250)
(Gain) loss on asset disposals	(172)	586
Accretion of settlement obligation	5,776	5,787
Other	—	(630)
Changes in assets and liabilities:
Accounts receivable	(391)	(7,224)
Other assets	967	559
Accounts payable, accrued expenses and other liabilities	12,894	5,858
Net cash provided by operating activities	199,831	234,608
Cash flow from investing activities
Capital expenditures	(247,269)	(184,039)
Proceeds from sale of unconsolidated entity (see Note 5)	—	32,527
Proceeds from sale of real estate, net cash	—	325
Proceeds from sale of other equipment	1,169	431
Net cash used in investing activities	(246,100)	(150,756)
Cash flow from financing activities
Repayment of debt	(2,263,662)	—
Proceeds from issuance of notes	2,600,000	—
Dividends paid	(71,594)	(71,771)
Payments of settlement payable	(49,011)	—
Distributions paid to noncontrolling interest	(32)	(186)
Payment for exchange of noncontrolling interest	—	(4,620)
Borrowings under revolving credit facility	245,000	105,000
Payments under revolving credit facility	(347,000)	(105,000)
Finance lease payments	(799)	(601)
Payments for financing costs	(26,955)	—
Payment for settlement of common stock warrant	(56)	—
Termination of bond hedge option	59	—
Costs related to the early repayment of debt	(44,303)	—

Employee stock purchase program	314	264
Payments related to tax withholding for stock-based compensation	(1,350)	(4,436)
Net cash provided by (used in) financing activities	40,611	(81,350)
Net (decrease) increase in cash and cash equivalents	(5,658)	2,502
Cash and cash equivalents at beginning of period	43,803	58,903
Cash and cash equivalents at end of period	$38,145	$61,405

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$14,708	$10,739
Tenant capital improvements	78,473	85,389
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2023, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership.
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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (the “FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 28, 2023, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 29, 2023 (the “Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.
Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream's incumbent local exchange carrier ("ILEC") operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream's consumer competitive local exchange carrier ("CLEC") operations. Revenue under the Windstream Leases provided 66.9% and 66.3% of our revenue for the six months ended June 30, 2023 and 2022, respectively. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which provides additional relief for contract modifications completed after the December 31, 2022 LIBOR sunset date. The amendment allows for a deferral until December 31, 2024. The Company adopted ASU 2022-06 at issuance, and the adoption had no impact on the Company's consolidated financial statements.

Note 3. Revenues
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Uniti Fiber
Lit backhaul	$19,453	$19,937	$38,975	$39,375
Enterprise and wholesale	23,410	21,001	45,986	41,936
E-Rate and government	14,145	18,505	28,036	32,782
Other	730	712	1,478	1,373
Uniti Fiber	$57,738	$60,155	$114,475	$115,466
Uniti Leasing	2,108	1,194	3,274	2,352
Total revenue from contracts with customers	59,846	61,349	117,749	117,818
Revenue accounted for under leasing guidance
Uniti Leasing	210,345	204,420	419,987	407,903
Uniti Fiber	13,507	18,206	35,784	36,288
Total revenue accounted for under leasing guidance	223,852	222,626	455,771	444,191
Total revenue	$283,698	$283,975	$573,520	$562,009
At June 30, 2023 and December 31, 2022, lease receivables were $22.9 million and $26.2 million, respectively, and receivables from contracts with customers were $16.0 million and $16.1 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and six months ended June 30, 2023, we recognized revenues of $2.0 million and $2.6 million which was included in the December 31, 2022 contract liabilities balance.
The following table provides information about contract assets and contract liabilities accounted for under ASC 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2022	$173	$8,699
Balance at June 30, 2023	$9	$11,634

Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of June 30, 2023, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $534.5 million, of which $466.1 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.3 years, while $68.4 million represents our backlog for sales bookings which have yet to be installed and have an average contract term of 5.2 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the three and six months ended June 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Lease income - operating leases	$223,852	$222,626	$455,771	$444,191
Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of June 30, 2023 are as follows:

(Thousands)	June 30, 2023⁽¹⁾
2023	$391,429
2024	802,346
2025	807,463
2026	809,009
2027	809,987
Thereafter	2,340,773
Total lease receivables	$5,961,007
(1) Total future minimum lease payments to be received include $5.0 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	June 30, 2023	December 31, 2022
Land	$26,549	$26,549
Building and improvements	346,780	346,093
Poles	304,428	296,941
Fiber	3,724,401	3,529,835
Equipment	437	437
Copper	3,970,781	3,964,439
Conduit	89,963	89,963
Tower assets	1,397	1,397
Finance lease assets	10,434	28,126
Other assets	2,615	10,434
	8,477,785	8,294,214
Less: accumulated depreciation	(5,616,771)	(5,542,726)
Underlying assets under operating leases, net	$2,861,014	$2,751,488
Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and six months ended June 30, 2023 and 2022, respectively, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Depreciation expense for underlying assets under operating leases	$45,639	$43,544	$90,845	$86,731
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
As of June 30, 2023, we have short term lease commitments amounting to approximately $3.25 million.
Future lease payments under non-cancellable leases as of June 30, 2023 are as follows:

(Thousands)	Operating Leases	Finance Leases
2023	$8,644	$1,416
2024	17,364	2,642
2025	14,542	2,588
2026	11,250	2,589
2027	8,619	2,471
Thereafter	100,324	12,639
Total undiscounted lease payments	$160,743	$24,345
Less: imputed interest	(78,592)	(8,464)
Total lease liabilities	$82,151	$15,881

Note 5. Investments in Unconsolidated Entities
Fiber Holdings
BB Fiber Holdings LLC (“Fiber Holdings”) was primarily established to develop fiber networks as real estate property for long-term investment. On July 1, 2020, the Company completed the sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”). Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner. Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco. The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings, an equity method unconsolidated entity, was approximately $38.0 million as of June 30, 2023. The Company has not provided financial support to Fiber Holdings.
Harmoni
On June 21, 2022, the Company completed the sale of its investment in Harmoni Towers LP to Palistar Communications Infrastructure GP LLC, our partner in the investment, for total cash consideration of $32.5 million. As a result of the transaction, during the second quarter of 2022 we recorded a pre-tax gain of $7.9 million within other expense (income), net and $6.7 million of income tax expense within our Consolidated Statements of Income.
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

The following table summarizes the fair value of our financial instruments at June 30, 2023 and December 31, 2022:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2023
Liabilities
Senior secured notes - 10.50%, due February 15, 2028	$2,592,304	$—	$2,592,304	$—
Senior secured notes - 4.75%, due April 15, 2028	473,089	—	473,089	—
Exchangeable senior notes - 4.00%, due June 15, 2024	119,449	—	119,449	—
Convertible senior notes - 7.50% due December 1, 2027	263,366	—	263,366	—
Senior unsecured notes - 6.50%, due February 15, 2029	774,370	—	774,370	—
Senior unsecured notes - 6.00%, due January 15, 2030	472,948	—	472,948	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	85,991	—	85,991	—
Settlement payable	195,050	—	195,050	—
Total	$4,976,567	$—	$4,976,567	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2022
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,208,319	$—	$2,208,319	$—
Senior secured notes - 4.75%, due April 15, 2028	469,740	—	469,740	—
Exchangeable senior notes - 4.00%, due June 15, 2024	127,024	—	127,024	—
Senior unsecured notes - 6.50% , due February 15, 2029	759,917	—	759,917	—
Senior unsecured notes - 6.00%, due January 15, 2030	467,401	—	467,401	—
Convertible senior notes - 7.50%, due December 1, 2027	297,765	—	297,765	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	187,981	—	187,981	—
Settlement payable	232,350	—	232,350	—
Total	$4,750,497	$—	$4,750,497	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our outstanding notes and other debt was $5.50 billion at June 30, 2023, with a fair value of $4.78 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.

Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). See Note 13. The Settlement Payable was initially recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate inputs based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. As of June 30, 2023, the remaining Settlement Payable is $207.9 million and is reported on our Condensed Consolidated Balance Sheets. There have been no changes in the valuation methodologies used since the initial recording.
Note 7. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	June 30, 2023	December 31, 2022
Land	Indefinite	$29,803	$28,845
Building and improvements	3 - 40 years	364,062	363,077
Poles	30 years	304,428	296,941
Fiber	30 years	4,658,173	4,434,506
Equipment	5 - 7 years	439,800	399,473
Copper	20 years	3,970,781	3,964,439
Conduit	30 years	89,963	89,963
Tower assets	20 years	4,415	5,619
Finance lease assets	(1)	49,174	73,487
Other assets	15 - 20 years	10,437	10,436
Corporate assets	3 - 7 years	15,412	14,883
Construction in progress	(1)	56,372	46,508
		9,992,820	9,728,177
Less accumulated depreciation		(6,097,614)	(5,973,630)
Net property, plant and equipment		$3,895,206	$3,754,547
(1) See our Annual Report for property, plant and equipment accounting policies.
Depreciation expense for the three and six months ended June 30, 2023 was $69.8 million and $139.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $64.9 million and $128.9 million, respectively.
Note 8. Derivative Instruments and Hedging Activities
Exchangeable Notes Hedge Transactions
On June 25, 2019, concurrently with the pricing of the 4.00% Exchangeable Notes due June 15, 2024 (the "Exchangeable Notes"), and on June 27, 2019, concurrently with the exercise by the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”) of their option to purchase additional Exchangeable Notes, Uniti Fiber Holdings Inc., the issuer of the Exchangeable Notes, entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers or their respective affiliates (collectively, the “Counterparties”). The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.

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
Note 9. Goodwill and Intangible Assets and Liabilities
Changes in the carrying value of goodwill occurring during the six months ended June 30, 2023 are as follows:

(Thousands)	Uniti Fiber	Total
Goodwill at December 31, 2022	$672,878	$672,878
Accumulated impairment charges as of December 31, 2022	(311,500)	(311,500)
Balance at December 31, 2022	$361,378	$361,378

Goodwill at June 30, 2023	$672,878	$672,878
Accumulated impairment charges as of June 30, 2023	(311,500)	(311,500)
Balance at June 30, 2023	$361,378	$361,378

Changes in the carrying value of intangible assets and liabilities occurring during the six months ended June 30, 2023 are as follows:

(Thousands)	June 30, 2023		December 31, 2022
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(140,149)	$416,104	$(128,728)
Contracts	52,536	(18,059)	52,536	(14,776)
Underlying Rights	10,497	(962)	10,497	(787)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(159,170)		(144,291)
Total intangible assets, net	$319,967		$334,846

Finite life intangible liabilities:
Below-market leases	$191,154	(29,409)	$191,154	(24,062)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(29,409)		(24,062)
Total intangible liabilities, net	$161,745		$167,092
As of June 30, 2023, the remaining weighted average amortization period of the Company’s intangible assets was 13.8 years.
Amortization expense for the three and six months ended June 30, 2023 was $7.4 million and $14.8 million, respectively. Amortization expense for the three and six months ended June 30, 2022 was $7.4 million and $14.8 million, respectively. Amortization expense is estimated to be $29.8 million for the full year of 2023, $29.7 million in 2024, $29.7 million in 2025, $29.7 million in 2026, and $29.7 million for 2027.
We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three and six months ended June 30, 2023 was $2.6 million and $5.3 million. Revenue related to the amortization of the below-market leases for the three and six months ended June 30, 2022, was $2.6 million and $5.3 million. As of June 30, 2023, the remaining weighted average amortization period of the Company’s intangible liabilities was 16.5 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2023, $10.7 million in 2024, $10.7 million in 2025, $10.7 million in 2026, and $10.7 million in 2027.
Note 10. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.
Notes and other debt are as follows:

(Thousands)	June 30, 2023	December 31, 2022
Principal amount	$5,495,442	$5,262,373
Less unamortized discount, premium and debt issuance costs	(102,906)	(73,558)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,392,536	$5,188,815

Notes and other debt at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023		December 31, 2022
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 7.875% due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	$—	$—	$2,250,000	$(22,239)
Senior secured notes - 10.50% due February 15, 2028 (discount is based on imputed interest rate of 11.06%)	2,600,000	(52,834)	—	—
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(7,015)	570,000	(7,654)
Exchangeable senior notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	122,942	(883)	137,873	(1,501)
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(8,947)	306,500	(9,768)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(9,931)	700,000	(10,535)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(17,024)	1,110,000	(18,245)
Senior secured revolving credit facility, variable rate, due December 10, 2024	86,000	(6,272)	188,000	(3,616)
Total	$5,495,442	$(102,906)	$5,262,373	$(73,558)

At June 30, 2023, notes and other debt included the following: (i) $86.0 million under the Revolving Credit Facility (as defined below) pursuant to that certain credit agreement, dated as of April 24, 2015, by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein (the “Credit Agreement”); (ii) $2.6 billion aggregate principal amount of 10.50% Senior Secured Notes due February 15, 2028 (the “February 2028 Secured Notes”); (iii) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”); (iv) $1.1 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (v) $122.9 million aggregate principal amount of the Exchangeable Notes; (vi) $700.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”); and (vii) $306.5 million aggregate principal amount of 7.50% Convertible Senior Notes due December 1, 2027 (the "Convertible 2027 Notes" and, together with the February 2028 Secured Notes, April 2028 Secured Notes, 2029 Notes, 2030 Notes and the Exchangeable Notes, the "Notes"). The terms of the Notes are as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Credit Agreement
On March 24, 2023, the Borrowers, each a subsidiary of Uniti Group Inc., entered into Amendment No. 8 (the “Amendment”) to the Credit Agreement.
Following the receipt of certain routine regulatory approvals on July 25, 2023, the Amendment extended the maturity of the $500 million revolving credit facility to September 24, 2027 (the “Revolving Credit Facility”). The Amendment also transitioned the Revolving Credit Facility from LIBOR to Term SOFR, and in connection with that change, set the credit spread adjustment to ten basis points for all interest periods. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2023, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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
Secured Notes
On February 14, 2023, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”) issued $2.6 billion aggregate principal amount of the February 2028 Secured Notes. The Issuers used the net proceeds from the offering to fund the redemption in full of the Issuers’ outstanding 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), to repay outstanding borrowings under the Revolving Credit Facility and to pay any related premiums, fees and expenses in connection with the foregoing. On February 14, 2023, the Issuers deposited the full redemption price for the 2025 Secured Notes with the trustee and satisfied and discharged their respective obligations with respect to the indenture governing the 2025 Secured Notes at such time. During the first quarter of 2023, we recorded $32.3 million of loss on the extinguishment of the 2025 Secured Notes within interest expense, net on the Condensed Consolidated Statements of Income, which included $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium.

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

The February 2028 Secured Notes Indenture contains customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; transfer material intellectual property to unrestricted subsidiaries; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The February 2028 Secured Notes Indenture also contains customary events of default.

Exchangeable Notes
On March 21, 2023, the Company repurchased approximately $15.0 million of the Exchangeable Notes for total cash consideration of $13.7 million. During the first quarter of 2023, we recorded $1.1 million of gain on extinguishment of debt, net within interest expense on our Condensed Consolidated Statements of Income, which included $0.1 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs. In connection with these repurchases, the Company entered into partial unwind agreements with the Counterparties to unwind a portion of the Note Hedge Transactions and the Warrants described above (see Note 8).
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2023, we recognized $4.4 million and $9.2 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and six months ended June 30, 2022, we recognized $4.3 million and $8.6 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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
The dilutive effect of the Exchangeable Notes and the Convertible 2027 Notes is calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method. During the three and six months ended June 30, 2023 and 2022, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.
The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2023	2022	2023	2022
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$25,626	$53,697	$6,424	$106,427
Less: Income allocated to participating securities	(322)	(340)	(569)	(671)
Dividends declared on convertible preferred stock	(5)	(5)	(10)	(10)
Net income attributable to common shares	$25,299	$53,352	$5,845	$105,746
Denominator:
Basic weighted-average common shares outstanding	236,429	235,656	236,260	235,352
Basic earnings per common share	0.11	0.23	0.02	0.45

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2023	2022	2023	2022
Diluted earnings per share:
Numerator:
Net income attributable to shareholders	$25,626	$53,697	$6,424	$106,427
Less: Income allocated to participating securities	(322)	(340)	(569)	(671)
Dividends declared on convertible preferred stock	(5)	(5)	(10)	(10)
Impact on if-converted dilutive securities	—	3,000	—	5,994
Net income attributable to common shares	$25,299	$56,352	$5,845	$111,740
Denominator:
Basic weighted-average common shares outstanding	236,429	235,656	236,260	235,352
Effect of dilutive non-participating securities	—	359	—	347
Impact on if-converted dilutive securities	—	31,346	—	31,346
Weighted-average shares for dilutive earnings per common share	236,429	267,361	236,260	267,045
Dilutive earnings per common share	$0.11	$0.21	$0.02	$0.42

For the three and six months ended June 30, 2023, 1,053,189 non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met. For the three and six months ended June 30, 2023, we excluded 53,455,231 and 54,082,264 potential common shares related to the Exchangeable Notes and the Convertible Notes, respectively, from the computation of earnings per share, as their effect would have been anti-dilutive.

Note 12. Segment Information
Our management, including our chief executive officer, who is our chief operating decision maker, manages our operations as two reportable segments, in addition to our corporate operations, which include:
Uniti Leasing: Represents the operations of our leasing business, Uniti Leasing, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing dark fiber network assets that we either constructed or acquired. While the Leasing segment represents our REIT operations, certain aspects of the Leasing segment are also operated through taxable REIT subsidiaries.
Uniti Fiber: Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.
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

Selected financial data related to our segments is presented below for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$212,453	$71,245	$—	$283,698

Adjusted EBITDA	$206,552	$25,181	$(3,566)	$228,167
Less:
Interest expense				119,689
Depreciation and amortization	44,690	32,563	14	77,267
Transaction related and other costs				5,576
Other, net				469
Stock-based compensation				3,130
Income tax benefit				(4,357)
Adjustments for equity in earnings from unconsolidated entities				755
Net income				$25,638

	Three Months Ended June 30, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$205,614	$78,361	$—	$283,975

Adjusted EBITDA	$200,349	$33,583	$(6,768)	$227,164
Less:
Interest expense				96,377
Depreciation and amortization	42,513	29,753	37	72,303
Transaction related and other costs				3,235
Gain on sale of real estate				(250)
Other, net				(7,495)
Stock-based compensation				3,201
Income tax expense				4,944
Adjustments for equity in earnings from unconsolidated entities				1,075
Net income				$53,774

	Six Months Ended June 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$423,261	150,259	$—	$573,520

Adjusted EBITDA	$411,518	58,855	(11,005)	$459,368
Less:
Interest expense				268,552
Depreciation and amortization	88,862	65,150	30	154,042
Transaction related and other costs				8,364
Other, net				20,982
Stock-based compensation				6,260
Income tax benefit				(6,769)
Adjustments for equity in earnings from unconsolidated entities				1,510
Net income				$6,427

	Six Months Ended June 30, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$410,255	$151,754	$—	$562,009

Adjusted EBITDA	$399,322	$65,042	$(12,411)	$451,953
Less:
Interest expense				192,549
Depreciation and amortization	84,616	59,071	73	143,760
Transaction related and other costs				4,949
Gain on sale of real estate				(250)
Other, net				(7,134)
Stock-based compensation				6,513
Income tax expense				2,873
Adjustments for equity in earnings from unconsolidated entities				2,061
Net income				$106,632

Note 13. Commitments and Contingencies
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Windstream Commitments
Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). As of June 30, 2023, the Company has made payments totaling $264.4 million.
Further, beginning in October 2020, we became obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022, and are limited to $225 million per year in 2023 and 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year. During the six months ended June 30, 2023, Uniti reimbursed $158.8 million of Growth Capital Improvements, of which $35.1 million represented the reimbursement of capital improvements completed in 2022 that were previously classified as tenant funded capital improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $726.7 million of Growth Capital Improvements. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive. This lease incentive, which is $0.7 million and reported within other assets on our Condensed Consolidated Balance Sheets as of June 30, 2023, will be amortized as a reduction to revenue over the initial term of the Windstream Leases.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No loans have been made under the Equipment Loan Agreement.

Other Litigation

Beginning on October 25, 2019, shareholders filed class action lawsuits that were consolidated into one case under the caption In re Uniti Group Inc. Securities Litigation (the "Class Action") in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws based on claims that the defendants improperly failed to disclose the risk that our spin-off from Windstream (the "Spin-Off") and entry into the Master Lease violated certain debt covenants of Windstream. The Class Action sought class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. On March 25, 2022, the parties reached an agreement to settle the Class Action for $38.9 million, to be funded entirely by the Company’s insurance carriers, which was approved by the court on November 7, 2022. In accordance with ASC 450, we recorded $38.9 million of settlement expense within general and administrative expense within our Condensed Consolidated Statements of Income during the first quarter of 2022 and accounts payable, accrued expenses and other liabilities, net within our Condensed Consolidated Balance Sheets as of March 31, 2022. Additionally, we recorded the probable insurance recovery of $38.9 million as a reduction to general and administrative expense during the three months ended March 31, 2022 within our Condensed Consolidated Statements of Income, and other assets within the Condensed Consolidated Balance Sheets as of March 31, 2022. The probable insurance recovery remains in other assets within the Condensed Consolidated Balance Sheets as of June 30, 2023.
On August 17, 2021, shareholders filed a derivative action on behalf of the Company in the Circuit Court for Baltimore City, Maryland, under the caption Mayer et al. v. Gunderman et al. (the “Mayer Derivative Action”). On February 11, 2022, a shareholder filed a derivative action on behalf of the Company in the federal District Court for the District of Maryland, under the caption Guzzo et al. v. Gunderman et al. (the “Guzzo Derivative Action” and together, with the Mayer Derivative Action, the "Derivative Actions"). Various members of the Company's board of directors and management team were named as defendants in the Derivative Actions. The allegations in the Derivative Actions are similar to those in the Class Action, and both sought unspecified damages, equity relief and related costs and fees. On March 3, 2023, the parties to the Derivative Actions signed a stipulation of settlement agreeing to settle the actions in exchange for non-monetary damages, and also agreeing to an award of attorney’s fees and expenses to plaintiffs’ counsel in both actions in the amount of $0.8 million. The court in the Mayer Derivative Action granted final approval to the settlement on May 9, 2023 and dismissed the action. On May 11, 2023, the parties to the Guzzo Derivative Action filed a stipulation and order of dismissal in the action based on the final approval of the settlement in the Mayer Derivative Action, which was entered on May 25, 2023.
We maintain insurance policies that would provide coverage to various degrees for potential liabilities arising from the legal proceedings described above.

Note 14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component is as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Cash flow hedge changes in fair value:
Balance at beginning of period attributable to shareholders	$(30,353)	$(30,353)	$(30,353)	$(30,353)
Balance at end of period attributable to shareholders	(30,353)	(30,353)	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to shareholders	30,353	24,012	30,353	21,189
Amounts reclassified from accumulated other comprehensive income	—	2,829	—	5,659
Balance at end of period	30,353	26,841	30,353	26,848
Less: Other comprehensive income attributable to noncontrolling interest	—	4	—	11
Balance at end of period attributable to shareholders	30,353	26,837	30,353	26,837
Accumulated other comprehensive loss at end of period	$—	$(3,516)	$—	$(3,516)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2023. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2023, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 29, 2023 (the “Annual Report”).
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
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2023, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
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
Segments
We manage our operations as two reportable business segments, in addition to our corporate operations, which include:
Uniti Leasing: Represents the operations of our leasing business, Uniti Leasing, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing fiber network assets that we either constructed or acquired. While the Leasing segment represents our REIT operations, certain aspects of the Leasing segment are also operated through TRSs.
Uniti Fiber: Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.
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

Results of Operations
Comparison of the three months ended June 30, 2023 and 2022
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Uniti Leasing	$212,453	74.9%	$205,614	72.4%
Uniti Fiber	71,245	25.1%	78,361	27.6%
Total revenues	283,698	100.0%	283,975	100.0%
Costs and Expenses:
Interest expense, net	119,689	42.2%	96,377	34.0%
Depreciation and amortization	77,267	27.2%	72,303	25.5%
General and administrative expense	23,417	8.2%	25,085	8.8%
Operating expense (exclusive of depreciation and amortization)	37,418	13.2%	36,917	13.0%
Transaction related and other costs	5,576	2.0%	3,235	1.1%
Gain on sale of real estate	—	—%	(250)	(0.1)%
Other expense (income), net	(291)	(0.1%)	(7,930)	(2.8)%
Total costs and expenses	263,076	92.7%	225,737	79.5%
Income before income taxes and equity in earnings from unconsolidated entities	20,622	7.3%	58,238	20.5%
Income tax (benefit) expense	(4,357)	(1.5%)	4,944	1.8%
Equity in earnings from unconsolidated entities	(659)	(0.2%)	(480)	(0.2%)
Net income	25,638	9.0%	53,774	18.9%
Net income attributable to noncontrolling interests	12	0.0%	77	0.0%
Net income attributable to shareholders	25,626	9.0%	53,697	18.9%
Participating securities' share in earnings	(322)	(0.1%)	(340)	(0.1%)
Dividends declared on convertible preferred stock	(5)	(0.0%)	(5)	(0.0%)
Net income attributable to common shareholders	$25,299	8.9%	$53,352	18.8%
The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$212,453	$71,245	$—	$283,698

Adjusted EBITDA	$206,552	$25,181	$(3,566)	$228,167
Less:
Interest expense				119,689
Depreciation and amortization	44,690	32,563	14	77,267
Transaction related and other costs				5,576
Other, net				469
Stock-based compensation				3,130
Income tax benefit				(4,357)
Adjustments for equity in earnings from unconsolidated entities				755
Net income				$25,638

	Three Months Ended June 30, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$205,614	$78,361	$—	$283,975

Adjusted EBITDA	$200,349	$33,583	$(6,768)	$227,164
Less:
Interest expense				96,377
Depreciation and amortization	42,513	29,753	37	72,303
Transaction related and other costs				3,235
Gain on sale of real estate				(250)
Other, net				(7,495)
Stock-based compensation				3,201
Income tax expense				4,944
Adjustments for equity in earnings from unconsolidated entities				1,075
Net income				$53,774
Summary of Operating Metrics

	Operating Metrics
	June 30,
	2023	2022	% Increase / (Decrease)
Operating metrics:
Uniti Leasing:
Fiber strand miles	5,410,000	4,980,000	8.6%
Copper strand miles	230,000	230,000	0.0%
Uniti Fiber:
Fiber strand miles	2,910,000	2,800,000	3.9%
Customer connections	27,965	27,171	2.9%
Revenues

	Three Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Uniti Leasing	$212,453	74.9%	$205,614	72.4%
Uniti Fiber	71,245	25.1%	78,361	27.6%
Total revenues	$283,698	100.0%	$283,975	100.0%
Uniti Leasing – Uniti Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases (and historically, the Master Lease). Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The initial term of the Windstream Leases expires on April 30, 2030. Annual rent under the Windstream Leases for the full year 2023 is $672.2 million and is subject to annual escalation at a rate of 0.5%. For a description of the Windstream Leases, see “Liquidity and Capital Resources— Windstream Leases” below.
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
The Windstream Leases provide that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacement to the Distribution Systems, including without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as property, plant, and equipment and deferred revenue. We depreciate the property, plant, and equipment over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. TCIs exclude Growth Capital Improvements as and when reimbursed by Uniti.

	Three Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$168,059	79.1%	$167,223	81.3%
GCI revenue	7,249	3.4%	2,891	1.4%
Total cash revenue	175,308	82.5%	170,114	82.7%
Non-cash revenue
TCI revenue	11,552	5.4%	10,667	5.2%
GCI revenue	4,205	2.0%	3,609	1.8%
Other straight-line revenue	1,681	0.8%	2,525	1.2%
Total non-cash revenue	17,438	8.2%	16,801	8.2%
Total Windstream revenue	192,746	90.7%	186,915	90.9%
Other services	19,707	9.3%	18,699	9.1%
Total Uniti Leasing revenues	$212,453	100.0%	$205,614	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. As of June 30, 2023 and 2022, the total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $1.1 billion and $1.0 billion, respectively.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the three months ended June 30, 2023, Uniti reimbursed $91.2 million of Growth Capital Improvements. Subsequent to June 30, 2023, Windstream requested, and we reimbursed $23.7 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $726.7 million of Growth Capital Improvements.
We recognized $19.7 million and $18.7 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements for the three months ended June 30, 2023 and 2022, respectively. The increase is primarily due to revenues from new customer arrangements.
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
Uniti Fiber – Uniti Fiber revenues for the three months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$19,453	27.3%	$19,937	25.5%
Enterprise and wholesale	23,410	32.9%	21,001	26.8%
E-Rate and government	14,145	19.8%	18,505	23.6%
Dark fiber and small cells	13,507	19.0%	18,206	23.2%
Other services	730	1.0%	712	0.9%
Total Uniti Fiber revenues	$71,245	100.0%	$78,361	100.0%

For the three months ended June 30, 2023, Uniti Fiber revenues totaled $71.2 million as compared to $78.4 million for the three months ended June 30, 2022. The decrease in Uniti Fiber revenues of $7.1 million is primarily due to decreases in E-Rate and government revenues of $4.4 million, driven primarily by lower equipment sales and installation, and Dark fiber and small cells revenues of $4.7 million, driven primarily by lower one-time cancellation fees, partially offset by higher Enterprise and wholesale revenues of $2.4 million, driven primarily by increased customer connections.
Interest Expense, net

	Three Months Ended June 30,
(Thousands)	2023	2022	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	75,019	$51,066	23,953
Senior unsecured notes	35,513	31,987	3,526
Senior secured revolving credit facility - variable rate	1,899	2,877	(978)
Interest rate swap termination	—	2,829	(2,829)
Other	340	323	17
Total cash interest	112,771	89,082	23,689
Non-cash:
Amortization of deferred financing costs and debt discount	4,491	4,501	(10)
Accretion of settlement payable	2,759	2,911	(152)
Capitalized interest	(332)	(117)	(215)
Total non-cash interest	6,918	7,295	(377)
Total interest expense, net	$119,689	$96,377	$23,312
Interest expense for the three months ended June 30, 2023 increased by $23.3 million compared to the three months ended June 30, 2022. The increase is primarily due to higher cash interest on our secured and unsecured notes of $27.5 million, partially offset by a decrease in interest rate swap termination interest of $2.8 million that ceased October 2022.
Depreciation and Amortization Expense

	Three Months Ended June 30,
(Thousands)	2023	2022	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$42,960	$40,784	$2,176
Uniti Fiber	26,858	24,035	2,823
Corporate	14	37	(23)
Total depreciation expense	69,832	64,856	4,976
Amortization expense
Uniti Leasing	1,730	1,729	1
Uniti Fiber	5,705	5,718	(13)
Total amortization expense	7,435	7,447	(12)
Total depreciation and amortization expense	$77,267	$72,303	$4,964
Uniti Leasing – Uniti Leasing depreciation expense increased $2.2 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily due to asset additions since June 30, 2022.
Uniti Fiber – Uniti Fiber depreciation expense increased $2.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily due to asset additions since June 30, 2022.
General and Administrative Expense
General and administrative expense includes compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$2,628	1.0%	$3,236	1.1%
Uniti Fiber	15,393	5.4%	13,137	4.6%
Corporate	5,396	1.9%	8,712	3.1%
Total general and administrative expenses	$23,417	8.3%	$25,085	8.8%
Uniti Leasing – Uniti Leasing general and administrative expense decreased $0.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, which is primarily due to a decrease in personnel expense of $0.4 million.
Uniti Fiber – Uniti Fiber general and administrative expense increased $2.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, which is primarily due to an increase in personnel expense of $1.2 million, insurance expense of $0.5 million, and regulatory expense, driven predominantly by universal service fees, of $0.5 million.
Corporate – Corporate general and administrative expense decreased $3.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, which is primarily due to a decrease in legal fees of $2.6 million.
Operating Expense
Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Three Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$5,970	2.1%	$4,839	1.7%
Uniti Fiber	31,448	11.0%	32,078	11.3%
Total operating expenses	$37,418	13.1%	$36,917	13.0%
Uniti Leasing – Uniti Leasing operating expense increased $1.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, which is primarily due to increased leased asset costs of $0.7 million and other network related charges of $0.3 million.
Uniti Fiber – Uniti Fiber operating expenses remained consistent for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Transaction Related and Other Costs
Transaction related and other costs during the three months ended June 30, 2023 and 2022 included acquisition, pursuit, transaction, and integration costs (including unsuccessful acquisition pursuit costs). For the three months ended June 30, 2023, we incurred $5.6 million of transaction related and other costs, compared to $3.2 million of such costs during the three months ended June 30, 2022.
Income Tax (Benefit) Expense
The income tax (benefit) expense recorded for the three months ended June 30, 2023 and 2022, respectively, is related to the tax impact of the following:

	Three Months Ended June 30,
(Thousands)	2023	2022
Income tax (benefit) expense
Pre-tax loss (Uniti Fiber)	$(4,780)	$(3,431)
Gain on sale of unconsolidated entity		6,711
Other undistributed REIT taxable income	—	1,106
REIT state and local taxes	396	540
Other	27	18
Total income tax (benefit) expense	$(4,357)	$4,944
Comparison of the six months ended June 30, 2023 and 2022
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Six Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Uniti Leasing	$423,261	73.8%	$410,255	73.0%
Uniti Fiber	150,259	26.2%	151,754	27.0%
Total revenues	573,520	100.0%	562,009	100.0%
Costs and Expenses:
Interest expense, net	268,552	46.8%	192,549	34.3%
Depreciation and amortization	154,042	26.9%	143,760	25.6%
General and administrative expense	51,850	9.0%	48,955	8.7%
Operating expense (exclusive of depreciation and amortization)	72,486	12.6%	71,893	12.8%
Transaction related and other costs	8,364	1.5%	4,949	0.9%
Gain on sale of real estate	—	—%	(250)	(0.1)%
Other expense (income), net	19,888	3.5%	(8,328)	(1.5)%
Total costs and expenses	575,182	100.3%	453,528	80.7%
Income before income taxes and equity in earnings from unconsolidated entities	(1,662)	(0.3)%	108,481	19.3%
Income tax (benefit) expense	(6,769)	(1.2)%	2,873	0.5%
Equity in earnings from unconsolidated entities	(1,320)	(0.2)%	(1,024)	(0.2)%
Net income	6,427	1.1%	106,632	19.0%
Net income attributable to noncontrolling interests	3	0.0%	205	0.1%
Net income attributable to shareholders	6,424	1.1%	106,427	18.9%
Participating securities' share in earnings	(569)	(0.1)%	(671)	(0.1)%
Dividends declared on convertible preferred stock	(10)	(0.0)%	(10)	(0.0)%
Net income attributable to common shareholders	$5,845	1.0%	$105,746	18.8%
The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$423,261	$150,259	$—	$573,520

Adjusted EBITDA	$411,518	$58,855	$(11,005)	$459,368
Less:
Interest expense				268,552
Depreciation and amortization	88,862	65,150	30	154,042
Transaction related and other costs				8,364
Other, net				20,982
Stock-based compensation				6,260
Income tax benefit				(6,769)
Adjustments for equity in earnings from unconsolidated entities				1,510
Net income				6,427

	Six Months Ended June 30, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$410,255	$151,754	$—	$562,009

Adjusted EBITDA	$399,322	$65,042	$(12,411)	$451,953
Less:
Interest expense				192,549
Depreciation and amortization	84,616	59,071	73	143,760
Transaction related and other costs				4,949
Gain on sale of real estate				(250)
Other, net				(7,134)
Stock-based compensation				6,513
Income tax expense				2,873
Adjustments for equity in earnings from unconsolidated entities				2,061
Net income				106,632
Revenues

	Six Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Uniti Leasing	$423,261	73.8%	$410,255	73.0%
Uniti Fiber	150,259	26.2%	151,754	27.0%
Total revenues	$573,520	100.0%	$562,009	100.0%
Uniti Leasing – Uniti Leasing revenues for the six months ended June 30, 2023 and 2022 consisted of the following:

	Six Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$335,559	79.3%	$333,890	81.4%
GCI revenue	13,678	3.2%	4,820	1.2%
Total cash revenue	349,237	82.5%	338,710	82.6%
Non-cash revenue
TCI revenue	22,921	5.4%	21,073	5.1%
GCI revenue	7,810	1.9%	7,449	1.8%
Other straight-line revenue	3,921	0.9%	5,610	1.4%
Total non-cash revenue	34,652	8.2%	34,132	8.3%
Total Windstream revenue	383,889	90.7%	372,842	90.9%
Other services	39,372	9.3%	37,414	9.1%
Total Uniti Leasing revenues	$423,261	100.0%	$410,255	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. As of June 30, 2023 and 2022, the total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $1.1 billion and $1.0 billion, respectively.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the six months ended June 30, 2023, Uniti reimbursed $158.8 million of Growth Capital Improvements. Subsequent to June 30, 2023, Windstream requested, and we reimbursed $23.7 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $726.7 million of Growth Capital Improvements.
We recognized $39.4 million and $37.4 million of revenues from non-Windstream triple-net leasing, dark fiber IRU arrangements, and other services for the six months ended June 30, 2023 and 2022, respectively. The increase is primarily due to revenues from new customer arrangements.
Uniti Fiber – Uniti Fiber revenues for the six months ended June 30, 2023 and 2022 consisted of the following:

	Six Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$38,975	25.9%	$39,375	26.0%
Enterprise and wholesale	45,986	30.6%	41,936	27.6%
E-Rate and government	28,036	18.7%	32,782	21.6%
Dark fiber and small cells	35,784	23.8%	36,288	23.9%
Other services	1,478	1.0%	1,373	0.9%
Total Uniti Fiber revenues	$150,259	100.0%	$151,754	100.0%

For the six months ended June 30, 2023, Uniti Fiber revenues totaled $150.3 million as compared to $151.8 million for the six months ended June 30, 2022. The decrease in revenues of $1.5 million is primarily due to a decrease in E-Rate and government revenues of $4.8 million, driven primarily by lower equipment sales and installation, partially offset by higher Enterprise and wholesale revenues of $4.0 million, driven primarily by increased customer connections.

Interest Expense, net

	Six Months Ended June 30,
(Thousands)	2023	2022	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$168,207	$102,132	66,075
Senior unsecured notes	71,160	63,975	7,185
Senior secured revolving credit facility - variable rate	4,633	5,479	(846)
Interest rate swap termination	—	5,659	(5,659)
Other	709	679	30
Total cash interest	244,709	177,924	66,785
Non-cash:
Amortization of deferred financing costs and debt discount	9,454	9,015	439
Write off of deferred financing costs and debt discount	10,412	—	10,412
Accretion of settlement payable	5,776	5,787	(11)
Gain on extinguishment of debt	(1,269)	—	(1,269)
Capitalized interest	(530)	(177)	(353)
Total non-cash interest	$23,843	$14,625	$9,218
Total interest expense, net	$268,552	$192,549	$76,003
Interest expense for the six months ended June 30, 2023 increased $76.0 million compared to the six months ended June 30, 2022. The increase is primarily due to a loss on extinguishment of debt of $32.3 million on the 2025 Secured Notes, which included $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium, and an increase in cash interest on secured and unsecured notes of $51.2 million, partially offset by a decrease in interest rate swap termination interest of $5.7 million that ceased October 2022.
Depreciation and Amortization Expense

	Six Months Ended June 30,
(Thousands)	2023	2022	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$85,404	$81,157	$4,247
Uniti Fiber	53,729	47,637	6,092
Corporate	30	73	(43)
Total depreciation expense	139,163	128,867	10,296
Amortization expense
Uniti Leasing	3,458	3,459	(1)
Uniti Fiber	11,421	11,434	(13)
Total amortization expense	14,879	14,893	(14)
Total depreciation and amortization expense	$154,042	$143,760	$10,282
Uniti Leasing – Uniti Leasing depreciation expense increased $4.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily due to asset additions since June 30, 2022.
Uniti Fiber – Uniti Fiber depreciation expense increased $6.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily due to asset additions since June 30, 2022.

General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Six Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$6,045	1.0%	$6,539	1.1%
Uniti Fiber	31,102	5.4%	25,783	4.6%
Corporate	14,703	2.6%	16,633	3.0%
Total general and administrative expenses	$51,850	9.0%	$48,955	8.7%
Uniti Leasing – Uniti Leasing general and administrative expense decreased $0.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which is primarily due to decreased personnel costs of $0.6 million.
Uniti Fiber – Uniti Fiber general and administrative expense increased $5.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which is primarily due to increases in personnel expense of $2.2 million, insurance expense of $1.0 million, and regulatory expense, driven predominantly by universal service fees, of $1.0 million.
Corporate – Corporate general and administrative expense decreased $1.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, which is primarily due to a decrease in legal fees of $2.3 million.
Operating Expense
Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Six Months Ended June 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$11,043	1.9%	$9,706	1.7%
Uniti Fiber	61,443	10.7%	62,187	11.1%
Total operating expenses	$72,486	12.6%	$71,893	12.8%
Uniti Leasing – Uniti Leasing operating expense increased $1.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily due to increased leased asset cost of $1.2 million.
Uniti Fiber – Uniti Fiber operating expenses remained consistent for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Transaction Related and Other Costs
Transaction related and other costs during the six months ended June 30, 2023 and 2022 included acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the six months ended June 30, 2023, we incurred $8.4 million of transaction related and other costs, compared to $4.9 million of such costs during the six months ended June 30, 2022.

Other Expense (Income), net

Other expense for the six months ended June 30, 2023 totaled $19.9 million, which included $20.6 million of costs related to the issuance of the February 2028 Secured Notes.

Income Tax (Benefit) Expense
The income tax (benefit) expense recorded for the six months ended June 30, 2023 and 2022, respectively, is related to the tax impact of the following:

	Six Months Ended June 30,
(Thousands)	2023	2022
Income tax (benefit) expense
Pre-tax loss (Uniti Fiber)	$(7,555)	$(7,243)
Gain on sale of unconsolidated entity	—	6,711
Other undistributed REIT taxable income	—	2,266
REIT state and local taxes	759	1,078
Other	27	61
Total income tax (benefit) expense	$(6,769)	$2,873
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
The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Net income	$25,638	$53,774	$6,427	$106,632
Depreciation and amortization	77,267	72,303	154,042	143,760
Interest expense, net	119,689	96,377	268,552	192,549
Income tax (benefit) expense	(4,357)	4,944	(6,769)	2,873
EBITDA	$218,237	$227,398	$422,252	$445,814
Stock based compensation	3,130	3,201	6,260	6,513
Transaction related and other costs	5,576	3,235	8,364	4,949
Gain on sale of real estate	—	(250)	—	(250)
Other, net	469	(7,495)	20,982	(7,134)
Adjustments for equity in earnings from unconsolidated entities	755	1,075	1,510	2,061
Adjusted EBITDA	$228,167	$227,164	$459,368	$451,953

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2023	2022	2023	2022
Net income attributable to common shareholders	$25,299	$53,352	$5,845	$105,746
Real estate depreciation and amortization	55,062	52,424	109,578	104,317
Gain on sale of real estate assets, net of tax	—	(250)	—	(250)
Participating securities share in earnings	322	340	569	671
Participating securities share in FFO	(730)	(904)	(977)	(1,562)
Real estate depreciation and amortization from unconsolidated entities	435	806	870	1,496
Adjustments for noncontrolling interests	(25)	(82)	(50)	(211)
FFO attributable to common shareholders	$80,363	$105,686	$115,835	$210,207
Transaction related and other costs	5,576	3,235	8,364	4,949
Amortization of deferred financing costs and debt discount	4,491	4,501	9,454	9,015
Write off of deferred financing costs and debt discount	—	—	10,412	—
Costs related to the early repayment of debt	—	—	51,997	—
Gain on sale of unconsolidated entity, net of tax	—	(1,212)	—	(1,212)
Stock based compensation	3,130	3,201	6,260	6,513
Non-real estate depreciation and amortization	22,205	19,879	44,464	39,443
Straight-line revenues and amortization of below-market lease intangibles	(9,789)	(10,126)	(19,216)	(21,148)
Maintenance capital expenditures	(1,916)	(2,456)	(3,744)	(4,822)
Other, net	(13,417)	(8,060)	(26,078)	(16,230)
Adjustments for equity in earnings from unconsolidated entities	320	269	640	565
Adjustments for noncontrolling interests	(5)	(20)	(37)	(41)
AFFO attributable to common shareholders	$90,958	$114,897	$198,351	$227,239
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $264.4 million of the $490.1 million due to Windstream under the settlement agreement. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022, and are limited to $225 million per year in 2023 and 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
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
As of June 30, 2023, we had cash and cash equivalents of $38.1 million and approximately $414.0 million of borrowing availability under our Revolving Credit Facility under the Credit Agreement (subject to customary borrowing conditions). Subsequent to June 30, 2023, other than $23.7 million of Growth Capital Improvements (see “Result of Operations—

Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends. See “—Dividends.”

	Six Months Ended June 30,
(Thousands)	2023	2022
Cash flow from operating activities:
Net cash provided by operating activities	$199,831	$234,608
Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $199.8 million and $234.6 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2023 is primarily attributable to increases in cash interest expense, related to the issuance of the February 2028 Secured Notes, and changes in working capital, including the timing of interest payments associated with debt activities occurring in 2023.

	Six Months Ended June 30,
(Thousands)	2023	2022
Cash flow from investing activities:
Capital expenditures	$(247,269)	$(184,039)
Proceeds from sale of unconsolidated entity (see Note 5)	—	32,527
Proceeds from sale of real estate, net of cash	—	325
Proceeds from sale of other equipment	1,169	431
Net cash used in investing activities	$(246,100)	$(150,756)
Net cash used in investing activities increased $95.3 million for the six months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily driven by an increase in Growth Capital Improvements of $67.1 million, which we classify as success-based capital expenditures. Capital expenditures are primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets, as described below under “—Capital Expenditures.”

	Six Months Ended June 30,
(Thousands)	2023	2022
Cash flow from financing activities:
Repayment of debt	$(2,263,662)	$—
Proceeds from issuance of notes	2,600,000	—
Dividends paid	(71,594)	(71,771)
Payments of settlement payable	(49,011)	—
Distributions paid to noncontrolling interest	(32)	(186)
Payment for exchange of noncontrolling interest	—	(4,620)
Borrowings under revolving credit facility	245,000	105,000
Payments under revolving credit facility	(347,000)	(105,000)
Finance lease payments	(799)	(601)
Payments for financing costs	(26,955)	—
Payment for settlement of common stock warrant	(56)	—
Termination of bond hedge option	59	—
Costs related to the early repayment of debt	(44,303)	—
Employee stock purchase program	314	264
Payments related to tax withholding for stock-based compensation	(1,350)	(4,436)
Net cash provided by (used in) financing activities	$40,611	$(81,350)
Net cash provided by financing activities was $40.6 million for the six months ended June 30, 2023, while net cash used in financing activities was $81.4 million for the six months ended June 30, 2022. The change is primarily related to proceeds from the issuance of the February 2028 Secured Notes of $2.6 billion, offset by the repayment of the 2025 Secured Notes of $2.3 billion, repayment of the settlement payable of $49.0 million, costs related to the early repayment of the 2025 Secured Notes of $44.3 million, payments for financing costs related to the February 2028 Secured Notes of $27.0 million, and net payments under the Revolving Credit Facility of $102.0 million.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made as of June 30, 2023.
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
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities. As of June 30, 2023, we had $414.0 million in borrowing availability under our Revolving Credit Facility (subject to customary borrowing conditions), however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
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

Capital Expenditures

	Six Months Ended June 30, 2023
(Thousands)	Success Based	Maintenance	Non-Network	Total
Capital expenditures
Uniti Leasing, excluding growth capital improvements	$9,235	$—	$—	$9,235
Growth capital improvements	158,756	—	—	158,756
Uniti Fiber	75,132	3,744	402	79,278
Corporate	—	—	—	—
Total capital expenditures	$243,123	$3,744	$402	$247,269
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
The following table sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
January 1, 2023 - March 31, 2023	April 14, 2023	$0.15	March 31, 2023
April 1, 2023 - June 30, 2023	June 30, 2023	$0.15	June 16, 2023
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
For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of June 30, 2023, there has been no material change to these estimates.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	75	$3.24	—	—
May 1, 2023 to May 31, 2023	1,756	3.75	—	—
June 1, 2023 to June 30, 2023	—	—	—	—
Total	1,831	$3.73	—	—
(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
(a) None

(b) None

(c) During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1
Uniti Group Inc. 2015 Equity Incentive Plan, as amended and restated April 11, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 5, 2023 (File No. 001-36708))

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

UNITI GROUP INC.

Date:	August 3, 2023	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 3, 2023	/s/ Travis T. Black
Travis T. Black Vice President – Chief Accounting Officer (Principal Accounting Officer)