Form 10-Q
period 2023-09-30
Uniti Group Inc.
filed 2023-11-02
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2023, the registrant had 238,672,102 shares of common stock, $0.0001 par value per share, outstanding.

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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Uniti Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(Thousands, except par value)	September 30, 2023	December 31, 2022
Assets:
Property, plant and equipment, net	$3,962,436	$3,754,547
Cash and cash equivalents	34,119	43,803
Accounts receivable, net	46,824	42,631
Goodwill	208,378	361,378
Intangible assets, net	312,541	334,846
Straight-line revenue receivable	87,733	68,595
Operating lease right-of-use assets, net	121,816	88,545
Other assets	79,000	77,597
Investment in unconsolidated entities	37,686	38,656
Deferred income tax assets, net	90,792	40,631
Total Assets	$4,981,325	$4,851,229
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$133,958	$122,195
Settlement payable (Note 13)	185,855	251,098
Intangible liabilities, net	159,071	167,092
Accrued interest payable	50,778	121,316
Deferred revenue	1,214,287	1,190,041
Dividends payable	69	2
Operating lease liabilities	81,302	66,356
Finance lease obligations	18,388	15,520
Notes and other debt, net	5,582,057	5,188,815
Total liabilities	7,425,765	7,122,435

Commitments and contingencies (Note 13)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized; issued and outstanding: 236,540 shares at September 30, 2023 and 235,829 at December 31, 2022	24	24
Additional paid-in capital	1,218,815	1,210,033
Distributions in excess of accumulated earnings	(3,665,569)	(3,483,634)
Total Uniti shareholders' deficit	(2,446,730)	(2,273,577)
Noncontrolling interests:
Operating partnership units	2,040	2,121
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	250
Total shareholders' deficit	(2,444,440)	(2,271,206)
Total Liabilities and Shareholders' Deficit	$4,981,325	$4,851,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2023	2022	2023	2022
Revenues:
Uniti Leasing	$214,588	$208,623	$637,849	$618,878
Uniti Fiber	76,067	74,480	226,326	226,234
Total revenues	290,655	283,103	864,175	845,112
Costs and Expenses:
Interest expense, net	120,691	97,731	389,243	290,280
Depreciation and amortization	77,337	73,516	231,379	217,276
General and administrative expense	25,481	26,863	77,331	75,818
Operating expense (exclusive of depreciation and amortization)	37,392	36,291	109,878	108,184
Goodwill impairment (Note 2)	153,000	216,000	153,000	216,000
Transaction related and other costs	1,441	2,375	9,805	7,324
Gain on sale of real estate	(1,424)	(94)	(1,424)	(344)
Gain on sale of operations	—	(176)	—	(176)
Other expense (income), net	1,435	74	21,323	(8,254)
Total costs and expenses	415,353	452,580	990,535	906,108

Loss before income taxes and equity in earnings from unconsolidated entities	(124,698)	(169,477)	(126,360)	(60,996)
Income tax benefit	(43,095)	(13,056)	(49,864)	(10,183)
Equity in earnings from unconsolidated entities	(670)	(672)	(1,990)	(1,696)
Net loss	(80,933)	(155,749)	(74,506)	(49,117)
Net (loss) income attributable to noncontrolling interests	(36)	(70)	(33)	135
Net loss attributable to shareholders	(80,897)	(155,679)	(74,473)	(49,252)
Participating securities' share in earnings	(321)	(226)	(890)	(897)
Dividends declared on convertible preferred stock	(5)	(5)	(15)	(15)
Net loss attributable to common shareholders	$(81,223)	$(155,910)	$(75,378)	$(50,164)

Loss per common share:
Basic	$(0.34)	$(0.66)	$(0.32)	$(0.21)
Diluted	$(0.34)	$(0.66)	$(0.32)	$(0.21)

Weighted-average number of common shares outstanding:
Basic	236,533	235,739	236,352	235,483
Diluted	236,533	235,739	236,352	235,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Net loss	$(80,933)	$(155,749)	$(74,506)	$(49,117)
Other comprehensive income:
Interest rate swap termination	—	2,829	—	8,488
Other comprehensive income	—	2,829	—	8,488
Comprehensive loss	(80,933)	(152,920)	(74,506)	(40,629)
Comprehensive (loss) income attributable to noncontrolling interest	(36)	(69)	(33)	147
Comprehensive loss attributable to shareholders	$(80,897)	$(152,851)	$(74,473)	$(40,776)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited)

	For the three months ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	—	235,699,513	24	1,224,427	(3,516)	(3,298,455)	2,072	250	(2,075,198)
Net loss	—	—	—	—	—	—	(155,679)	(70)	—	(155,749)
Other comprehensive income	—	—	—	—	—	2,828	—	1	—	2,829
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,584)	—	—	(35,584)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	49	—	49
Payments related to tax withholding for stock-based compensation	—	—	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	1,201	—	3,151	—	—	—	—	3,151
Issuance of common stock - employee stock purchase plan	—	—	40,530	—	325	—	—	—	—	325
Balance at September 30, 2022	—	—	235,741,244	24	1,227,905	(688)	(3,489,718)	2,052	250	(2,260,175)

Balance at June 30, 2023	—	—	236,430,752	24	1,215,260	—	(3,548,870)	2,092	250	(2,331,244)
Net loss	—	—	—	—	—	—	(80,897)	(36)	—	(80,933)
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,802)	—	—	(35,802)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(16)	—	(16)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(9)	—	—	—	—	(9)
Stock-based compensation	—	—	3,227	—	3,148	—	—	—	—	3,148
Issuance of common stock - employee stock purchase plan	—	—	105,737	—	416	—	—	—	—	416
Balance at September 30, 2023	—	—	236,539,716	24	1,218,815	—	(3,665,569)	2,040	250	(2,444,440)

	For the nine months ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	—	234,779,247	23	1,214,830	(9,164)	(3,333,481)	13,893	125	(2,113,774)
Net loss	—	—	—	—	—	—	(49,252)	135	—	(49,117)
Other comprehensive income	—	—	—	—	—	8,476	—	12	—	8,488
Common stock dividends declared ($0.45 per share)	—	—	—	—	—	—	(106,860)	—	—	(106,860)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(111)	—	(111)
Cumulative non-voting convertible preferred stock	—	—	—	—	—	—	(125)	—	125	—
Exchange of noncontrolling interest	—	—	244,682	—	7,257	—	—	(11,877)	—	(4,620)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4,434)	—	—	—	—	(4,434)
Stock-based compensation	—	—	647,461	1	9,663	—	—	—	—	9,664
Issuance of common stock - employee stock purchase plan	—	—	69,854	—	589	—	—	—	—	589
Balance at September 30, 2022	—	—	235,741,244	24	1,227,905	(688)	(3,489,718)	2,052	250	(2,260,175)

Balance at December 31, 2022	—	—	235,829,485	24	1,210,033	—	(3,483,634)	2,121	250	(2,271,206)
Net loss	—	—	—	—	—	—	(74,473)	(33)	—	(74,506)
Common stock dividends declared ($0.45 per share)	—	—	—	—	—	—	(107,462)	—	—	(107,462)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(48)	—	(48)
Payment for settlement of common stock warrant	—	—	—	—	(56)	—	—	—	—	(56)
Termination of bond hedge option	—	—	—	—	59	—	—	—	—	59
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,359)	—	—	—	—	(1,359)
Stock-based compensation	—	—	537,590	—	9,408	—	—	—	—	9,408
Issuance of common stock - employee stock purchase plan	—	—	172,641	—	730	—	—	—		730
Balance at September 30, 2023	—	—	236,539,716	24	1,218,815	—	(3,665,569)	2,040	250	(2,444,440)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(Thousands)	2023	2022
Cash flow from operating activities
Net loss	$(74,506)	$(49,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	231,379	217,276
Amortization of deferred financing costs and debt discount	13,975	13,510
Loss on extinguishment of debt, net	31,187	—
Interest rate swap termination	—	8,488
Deferred income taxes	(50,161)	(21,723)
Equity in earnings of unconsolidated entities	(1,990)	(1,696)
Distributions of cumulative earnings from unconsolidated entities	2,959	2,959
Cash paid for interest rate swap settlement	—	(9,591)
Straight-line revenues and amortization of below-market lease intangibles	(28,795)	(31,066)
Stock-based compensation	9,408	9,664
Goodwill impairment (see Note 2)	153,000	216,000
Gain on sale of unconsolidated entity (see Note 5)	—	(7,923)
Gain on sale of real estate	(1,424)	(344)
(Gain) loss on asset disposals	(242)	902
Gain on sale of operations	—	(176)
Accretion of settlement obligation	8,273	8,733
Other	2	(126)
Changes in assets and liabilities:
Accounts receivable	(4,194)	(2,863)
Other assets	10,530	7,756
Accounts payable, accrued expenses and other liabilities	(108,826)	(75,556)
Net cash provided by operating activities	190,575	285,107
Cash flow from investing activities
Capital expenditures	(368,264)	(292,666)
Proceeds from sale of unconsolidated entity (see Note 5)	—	32,527
Proceeds from sale of real estate, net cash	1,530	575
Proceeds from sale of operations	—	541
Proceeds from sale of other equipment	1,581	338
Net cash used in investing activities	(365,153)	(258,685)
Cash flow from financing activities
Repayment of debt	(2,263,662)	—
Proceeds from issuance of notes	2,600,000	—
Dividends paid	(107,395)	(107,362)
Payments of settlement payable	(73,516)	—
Distributions paid to noncontrolling interest	(48)	(217)
Payment for exchange of noncontrolling interest	—	(4,620)
Borrowings under revolving credit facility	450,000	180,000
Payments under revolving credit facility	(367,000)	(105,000)
Finance lease payments	(1,601)	(887)
Payments for financing costs	(26,955)	—
Payment for settlement of common stock warrant	(56)	—

Termination of bond hedge option	59	—
Costs related to the early repayment of debt	(44,303)	—
Employee stock purchase program	730	589
Payments related to tax withholding for stock-based compensation	(1,359)	(4,434)
Net cash provided by (used in) financing activities	164,894	(41,931)
Net decrease in cash and cash equivalents	(9,684)	(15,509)
Cash and cash equivalents at beginning of period	43,803	58,903
Cash and cash equivalents at end of period	$34,119	$43,394

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$12,134	$12,751
Tenant capital improvements	94,322	120,239
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of September 30, 2023, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership.
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
Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream's incumbent local exchange carrier ("ILEC") operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream's consumer competitive local exchange carrier ("CLEC") operations. Revenue under the Windstream Leases provided 66.9% and 66.4% of our revenue for the nine months ended September 30, 2023 and 2022, respectively. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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
Goodwill—As of September 30, 2023 and December 31, 2022, all of our goodwill is included in our Uniti Fiber segment. Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis during the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). On the occurrence of a Triggering Event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit must be estimated and compared with its carrying value.

In performing the quantitative assessment of goodwill, we estimate the fair value of our fiber reporting unit using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses, and acquisition multiples paid in recent transactions. Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which include expected revenue and expense growth rates, capital expenditure plans and discount rate. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment in future periods. Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased interest rates, impacting our discount rate. For example, if we were to experience a significant delay in our permitting process in the construction of our fiber networks, the timing of effected cash flows could impact long term growth rates and negatively impact the income approach, leading to potential impairment. As a result, should our expectations of average projected revenue growth percentage, average projected EBITDA margin percentage and/or average projected capital expenditures as a percentage of revenue change, we may experience future impairment to goodwill (while other assumptions remain constant). Furthermore, a deterioration in market factors such as stock prices or increased interest rates and/or declines in acquisition multiples utilized in the market approach could affect the likelihood and amount of potential impairment. We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each methodology in the determination of the concluded fair value. If the carrying amount of a reporting unit's net assets is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of Loss not to exceed the carrying amount of goodwill.

In connection with the preparation of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023, the Company identified a Triggering Event and, therefore, performed a qualitative and quantitative goodwill impairment test. The Triggering Event was a result of macroeconomic and financial market factors, specifically the continuing rise in interest rates, impacting our discount rate. As a result of the interim assessment of goodwill, we concluded that the fair value of the Uniti Fiber segment, estimated using a combination of the income approach and market approach, is less than its carrying amount. Accordingly, we recorded a $153.0 million ($113.9 million net of tax) goodwill impairment charge in the Uniti Fiber segment during the three months ended September 30, 2023.

In connection with the preparation of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022, the Company identified a Triggering Event and, therefore, performed a qualitative and quantitative goodwill impairment test. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates, impacting our discount rate. As a result of this interim assessment of goodwill, we concluded that the fair value of the Uniti Fiber segment, estimated using a combination of the income approach and market approach, is less than its carrying amount. Accordingly, we recorded a $216.0 million ($205.7 million net of tax) goodwill impairment charge in the Uniti Fiber segment during the three months ended September 30, 2022.
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
Note 3. Revenues
Disaggregation of Revenues
The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Uniti Fiber
Lit backhaul	$18,246	$19,969	$57,221	$59,344
Enterprise and wholesale	24,211	21,423	70,144	63,359
E-Rate and government	15,911	15,245	43,947	48,026
Other	786	703	2,264	2,076
Uniti Fiber	$59,154	$57,340	$173,576	$172,805
Uniti Leasing	1,868	1,201	5,142	3,553
Total revenue from contracts with customers	61,022	58,541	178,718	176,358
Revenue accounted for under leasing guidance
Uniti Leasing	212,720	207,422	632,707	615,325
Uniti Fiber	16,913	17,140	52,750	53,429
Total revenue accounted for under leasing guidance	229,633	224,562	685,457	668,754
Total revenue	$290,655	$283,103	$864,175	$845,112

At September 30, 2023 and December 31, 2022, lease receivables were $20.9 million and $26.2 million, respectively, and receivables from contracts with customers were $16.4 million and $16.1 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligations. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and nine months ended September 30, 2023, we recognized revenues of $0.9 million and $3.5 million which was included in the December 31, 2022 contract liabilities balance.
The following table provides information about contract assets and contract liabilities accounted for under ASC 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2022	$173	$8,699
Balance at September 30, 2023	$44	$11,129
Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of September 30, 2023, our future revenues (i.e., transaction price related to remaining performance obligations) under contracts accounted for under ASC 606 totaled $646.1 million, of which $584.9 million is related to contracts that are currently being invoiced and have an average remaining contract term of 3.4 years, while $61.2 million represents our backlog for sales bookings which have yet to be installed and have an average contract term of 5.0 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the three and nine months ended September 30, 2023 and 2022, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Lease income - operating leases	$229,633	$224,562	$685,457	$668,754

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of September 30, 2023 are as follows:

(Thousands)	September 30, 2023⁽¹⁾
2023	$196,452
2024	804,866
2025	813,967
2026	815,516
2027	816,453
Thereafter	2,351,694
Total lease receivables	$5,798,948
(1) Total future minimum lease payments to be received include $4.9 billion relating to the Windstream Leases.
The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	September 30, 2023	December 31, 2022
Land	$26,533	$26,549
Building and improvements	347,002	346,093
Poles	309,901	296,941
Fiber	3,802,120	3,529,835
Equipment	437	437
Copper	3,978,336	3,964,439
Conduit	89,963	89,963
Tower assets	1,165	1,397
Finance lease assets	2,615	28,126
Other assets	10,434	10,434
	8,568,506	8,294,214
Less: accumulated depreciation	(5,660,717)	(5,542,726)
Underlying assets under operating leases, net	$2,907,789	$2,751,488
Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and nine months ended September 30, 2023 and 2022, respectively, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Depreciation expense for underlying assets under operating leases	$45,795	$44,127	$136,640	$130,858
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
As of September 30, 2023, we have short term lease commitments amounting to approximately $3.40 million.

Future lease payments under non-cancellable leases as of September 30, 2023 are as follows:

(Thousands)	Operating Leases	Finance Leases
2023	$4,169	$928
2024	17,941	3,521
2025	15,090	3,468
2026	11,701	3,335
2027	9,060	2,960
Thereafter	101,405	12,934
Total undiscounted lease payments	$159,366	$27,146
Less: imputed interest	(78,064)	(8,758)
Total lease liabilities	$81,302	$18,388
Note 5. Investments in Unconsolidated Entities
Fiber Holdings
BB Fiber Holdings LLC (“Fiber Holdings”) was primarily established to develop fiber networks as real estate property for long-term investment. On July 1, 2020, the Company completed the sale of an ownership stake in the entity that controls the Company’s Midwest fiber network assets (the “Propco”). Fiber Holdings has a 47.5% ownership in the Propco that is under a long-term, triple net lease with our joint venture partner. Our ownership interest in Fiber Holdings represents approximately a 20% economic interest in the Propco. The Company’s current investment and maximum exposure to loss as a result of its involvement with Fiber Holdings, an equity method unconsolidated entity, was approximately $37.7 million as of September 30, 2023. The Company has not provided financial support to Fiber Holdings.
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

The following table summarizes the fair value of our financial instruments at September 30, 2023 and December 31, 2022:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2023
Liabilities
Senior secured notes - 10.50%, due February 15, 2028	$2,530,476	$—	$2,530,476	$—
Senior secured notes - 4.75%, due April 15, 2028	460,130	—	460,130	—
Senior unsecured notes - 6.00%, due January 15, 2030	441,809	—	441,809	—
Senior unsecured notes - 6.50%, due February 15, 2029	723,720	—	723,720	—
Exchangeable senior notes - 4.00%, due June 15, 2024	118,016	—	118,016	—
Convertible senior notes - 7.50% due December 1, 2027	263,535	—	263,535	—
Senior secured revolving credit facility, variable rate, due September 24, 2027	270,973	—	270,973	—
Settlement payable	174,075	—	174,075	—
Total	$4,982,734	$—	$4,982,734	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2022
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,208,319	$—	$2,208,319	$—
Senior secured notes - 4.75%, due April 15, 2028	469,740	—	469,740	—
Senior unsecured notes - 6.00%, due January 15, 2030	467,401	—	467,401	—
Senior unsecured notes - 6.50% , due February 15, 2029	759,917	—	759,917	—
Exchangeable senior notes - 4.00%, due June 15, 2024	127,024	—	127,024	—
Convertible senior notes - 7.50%, due December 1, 2027	297,765		297,765
Senior secured revolving credit facility, variable rate, due December 10, 2024	187,981	—	187,981	—
Settlement payable	232,350	—	232,350	—
Total	$4,750,497	$—	$4,750,497	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our outstanding notes and other debt was $5.68 billion at September 30, 2023, with a fair value of $4.98 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.

Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). See Note 13. The Settlement Payable was initially recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate inputs based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. As of September 30, 2023, the remaining Settlement Payable is $185.9 million. There have been no changes in the valuation methodologies used since the initial recording.
Note 7. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	September 30, 2023	December 31, 2022
Land	Indefinite	$30,035	$28,845
Building and improvements	3 - 40 years	364,714	363,077
Poles	30 years	309,901	296,941
Fiber	30 years	4,763,091	4,434,506
Equipment	5 - 7 years	451,758	399,473
Copper	20 years	3,978,336	3,964,439
Conduit	30 years	89,963	89,963
Tower assets	20 years	4,031	5,619
Finance lease assets	(1)	52,403	73,487
Other assets	15 - 20 years	10,436	10,436
Corporate assets	3 - 7 years	15,641	14,883
Construction in progress	(1)	57,597	46,508
		10,127,906	9,728,177
Less accumulated depreciation		(6,165,470)	(5,973,630)
Net property, plant and equipment		$3,962,436	$3,754,547
(1) See our Annual Report for property, plant and equipment accounting policies.
Depreciation expense for the three and nine months ended September 30, 2023 was $69.9 million and $209.1 million, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $66.1 million and $194.9 million, respectively.
Note 8. Derivative Instruments and Hedging Activities
Exchangeable Notes Hedge Transactions
On June 25, 2019, concurrently with the pricing of the 4.00% Exchangeable Notes due June 15, 2024 (the "Exchangeable Notes"), and on June 27, 2019, concurrently with the exercise by the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”) of their option to purchase additional Exchangeable Notes, Uniti Fiber Holdings Inc., the issuer of the Exchangeable Notes, entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers or their respective affiliates (collectively, the “Counterparties”). The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions will expire upon the maturity of the Exchangeable Notes, if not earlier exercised. The Note Hedge Transactions are intended to reduce potential dilution to the Company’s common stock upon any exchange of the Exchangeable Notes and/or offset any cash payments Uniti Fiber Holdings Inc.is required to make in excess of the principal amount of exchanged Exchangeable Notes, as the case may be, in the event that the market value per share of the Company’s common stock, as measured under the Note Hedge Transactions, at the time of exercise is greater than the strike price of the Note Hedge Transactions.

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
Note 9. Goodwill and Intangible Assets and Liabilities
Changes in the carrying value of goodwill occurring during the nine months ended September 30, 2023 are as follows:

(Thousands)	Uniti Fiber	Total
Goodwill at December 31, 2022	$672,878	$672,878
Accumulated impairment charges as of December 31, 2022	(311,500)	(311,500)
Balance at December 31, 2022	$361,378	$361,378

Goodwill Impairment (Note 2)	$(153,000)	$(153,000)
Balance at September 30, 2023	$208,378	$208,378

Goodwill at September 30, 2023	$672,878	$672,878
Accumulated impairment charges as of September 30, 2023	(464,500)	(464,500)
Balance at September 30, 2023	$208,378	$208,378

Carrying value of intangible assets and liabilities at September 30, 2023 and December 31, 2022 are as follows:

(Thousands)	September 30, 2023		December 31, 2022
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(145,845)	$416,104	$(128,728)
Contracts	52,536	(19,701)	52,536	(14,776)
Underlying Rights	10,497	(1,050)	10,497	(787)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(166,596)		(144,291)
Total intangible assets, net	$312,541		$334,846

Finite life intangible liabilities:
Below-market leases	$191,154	(32,083)	$191,154	(24,062)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(32,083)		(24,062)
Total intangible liabilities, net	$159,071		$167,092
As of September 30, 2023, the remaining weighted average amortization period of the Company’s intangible assets was 13.6 years.
Amortization expense for the three and nine months ended September 30, 2023 was $7.4 million and $22.3 million, respectively. Amortization expense for the three and nine months ended September 30, 2022 was $7.5 million and $22.3 million, respectively. Amortization expense is estimated to be $29.8 million for the full year of 2023, $29.7 million in 2024, $29.7 million in 2025, $29.7 million in 2026, and $29.7 million for 2027.
We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three and nine months ended September 30, 2023 was $2.7 million and $8.0 million. Revenue related to the amortization of the below-market leases for the three and nine months ended September 30, 2022, was $2.7 million and $8.0 million. As of September 30, 2023, the remaining weighted average amortization period of the Company’s intangible liabilities was 16.3 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2023, $10.7 million in 2024, $10.7 million in 2025, $10.7 million in 2026, and $10.7 million in 2027.
Note 10. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.
Notes and other debt are as follows:

(Thousands)	September 30, 2023	December 31, 2022
Principal amount	$5,680,442	$5,262,373
Less unamortized discount, premium and debt issuance costs	(98,385)	(73,558)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,582,057	$5,188,815

Notes and other debt at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023		December 31, 2022
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 7.875% due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	$—	$—	$2,250,000	$(22,239)
Senior secured notes - 10.50% due February 15, 2028 (discount is based on imputed interest rate of 11.06%)	2,600,000	(50,570)	—	—
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(6,689)	570,000	(7,654)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(9,622)	700,000	(10,535)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(16,398)	1,110,000	(18,245)
Exchangeable senior notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	122,942	(657)	137,873	(1,501)
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(8,524)	306,500	(9,768)
Senior secured revolving credit facility, variable rate, due September 24, 2027	271,000	(5,925)	188,000	(3,616)
Total	$5,680,442	$(98,385)	$5,262,373	$(73,558)

At September 30, 2023, notes and other debt included the following: (i) $271.0 million under the Revolving Credit Facility (as defined below) pursuant to that certain credit agreement, dated as of April 24, 2015, by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein (the “Credit Agreement”); (ii) $2.6 billion aggregate principal amount of 10.50% Senior Secured Notes due February 15, 2028 (the “February 2028 Secured Notes”); (iii) $570 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”); (iv) $1.1 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (v) $122.9 million aggregate principal amount of the Exchangeable Notes; (vi) $700 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”); and (vii) $306.5 million aggregate principal amount of 7.50% Convertible Senior Notes due December 1, 2027 (the "Convertible 2027 Notes" and, together with the February 2028 Secured Notes, April 2028 Secured Notes, 2029 Notes, 2030 Notes and the Exchangeable Notes, the "Notes"). The terms of the Notes are as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2023, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and the Revolving Credit Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2023, we recognized $4.4 million and $13.6 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and nine months ended September 30, 2022, we recognized $4.4 million and $13.0 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.

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
The dilutive effect of the Exchangeable Notes and the Convertible 2027 Notes is calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method. During the three and nine months ended September 30, 2023 and 2022, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.
The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2023	2022	2023	2022
Basic loss per share:
Numerator:
Net loss attributable to shareholders	$(80,897)	$(155,679)	$(74,473)	$(49,252)
Less: Income allocated to participating securities	(321)	(226)	(890)	(897)
Dividends declared on convertible preferred stock	(5)	(5)	(15)	(15)
Net loss attributable to common shares	$(81,223)	$(155,910)	$(75,378)	$(50,164)
Denominator:
Basic weighted-average common shares outstanding	236,533	235,739	236,352	235,483
Basic loss per common share	(0.34)	(0.66)	(0.32)	(0.21)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2023	2022	2023	2022
Diluted loss per share:
Numerator:
Net loss attributable to shareholders	$(80,897)	$(155,679)	$(74,473)	$(49,252)
Less: Income allocated to participating securities	(321)	(226)	(890)	(897)
Dividends declared on convertible preferred stock	(5)	(5)	(15)	(15)
Impact on if-converted dilutive securities	—	—	—	—
Net loss attributable to common shares	$(81,223)	$(155,910)	$(75,378)	$(50,164)
Denominator:
Basic weighted-average common shares outstanding	236,533	235,739	236,352	235,483
Effect of dilutive non-participating securities	—	—	—	—
Impact on if-converted dilutive securities	—	—	—	—
Weighted-average shares for dilutive loss per common share	236,533	235,739	236,352	235,483
Dilutive loss per common share	$(0.34)	$(0.66)	$(0.32)	$(0.21)

For the three and nine months ended September 30, 2023, 1,053,189 non-participating securities were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, we excluded 53,427,833 and 53,836,845 potential common shares related to the Exchangeable Notes and the Convertible Notes, respectively, from the computation of earnings per share, as their effect would have been anti-dilutive.

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

Selected financial data related to our segments is presented below for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$214,588	$76,067	$—	$290,655

Adjusted EBITDA	$208,561	$29,857	$(5,408)	$233,010
Less:
Interest expense				120,691
Depreciation and amortization	44,754	32,570	13	77,337
Transaction related and other costs				1,441
Gain on sale of real estate				(1,424)
Goodwill impairment				153,000
Other, net				2,091
Stock-based compensation				3,148
Income tax benefit				(43,095)
Adjustments for equity in earnings from unconsolidated entities				754
Net loss				$(80,933)

	Three Months Ended September 30, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$208,623	$74,480	$—	$283,103

Adjusted EBITDA	$203,209	$28,586	$(6,742)	$225,053
Less:
Interest expense				97,731
Depreciation and amortization	43,121	30,370	25	73,516
Transaction related and other costs				2,375
Gain on sale of real estate				(94)
Gain on sale of operations				(176)
Goodwill impairment				216,000
Other, net				600
Stock-based compensation				3,151
Income tax benefit				(13,056)
Adjustments for equity in earnings from unconsolidated entities				755
Net loss				$(155,749)

	Nine Months Ended September 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$637,849	226,326	$—	$864,175

Adjusted EBITDA	$620,079	88,712	(16,413)	$692,378
Less:
Interest expense				389,243
Depreciation and amortization	133,617	97,719	43	231,379
Transaction related and other costs				9,805
Gain on sale of real estate				(1,424)
Goodwill impairment				153,000
Other, net				23,073
Stock-based compensation				9,408
Income tax benefit				(49,864)
Adjustments for equity in earnings from unconsolidated entities				2,264
Net loss				$(74,506)

	Nine Months Ended September 30, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$618,878	$226,234	$—	$845,112

Adjusted EBITDA	$602,531	$93,628	$(19,153)	$677,006
Less:
Interest expense				290,280
Depreciation and amortization	127,738	89,440	98	217,276
Transaction related and other costs				7,324
Gain on sale of real estate				(344)
Gain on sale of operations				(176)
Goodwill impairment				216,000
Other, net				(6,534)
Stock-based compensation				9,664
Income tax benefit				(10,183)
Adjustments for equity in earnings from unconsolidated entities				2,816
Net loss				$(49,117)

Note 13. Commitments and Contingencies
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Windstream Commitments
Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). As of September 30, 2023, the Company has made payments totaling $288.9 million.
Further, beginning in October 2020, we became obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022, and are limited to $225 million per year in 2023 and 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year. During the nine months ended September 30, 2023, Uniti reimbursed $233.5 million of Growth Capital Improvements, of which $35.1 million, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2022 that were previously classified as tenant funded capital improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $794.2 million of Growth Capital Improvements. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive. This lease incentive, which is $0.7 million and reported within other assets on our Condensed Consolidated Balance Sheets as of September 30, 2023, will be amortized as a reduction to revenue over the initial term of the Windstream Leases.
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
Other Litigation

Beginning on October 25, 2019, shareholders filed class action lawsuits that were consolidated into one case under the caption In re Uniti Group Inc. Securities Litigation (the "Class Action") in the U.S. District Court for the Eastern District of Arkansas against the Company and certain of our officers, alleging violations of the federal securities laws based on claims that the defendants improperly failed to disclose the risk that our spin-off from Windstream (the "Spin-Off") and entry into the Master Lease violated certain debt covenants of Windstream. The Class Action sought class certification, unspecified monetary damages, costs and attorneys’ fees and other relief. On March 25, 2022, the parties reached an agreement to settle the Class Action for $38.9 million, to be funded entirely by the Company’s insurance carriers, which was approved by the court on November 7, 2022. In accordance with ASC 450, we recorded $38.9 million of settlement expense within general and administrative expense within our Condensed Consolidated Statements of Income during the first quarter of 2022 and accounts payable, accrued expenses and other liabilities, net within our Condensed Consolidated Balance Sheets as of June 30, 2022. Additionally, we recorded the probable insurance recovery of $38.9 million as a reduction to general and administrative expense during the three months ended June 30, 2022 within our Condensed Consolidated Statements of Income, and other assets within the Condensed Consolidated Balance Sheets as of June 30, 2022. The probable insurance recovery remains in other assets within the Condensed Consolidated Balance Sheets as of September 30, 2023.
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

Note 14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component is as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Cash flow hedge changes in fair value:
Balance at beginning of period attributable to shareholders	$(30,353)	$(30,353)	$(30,353)	$(30,353)
Balance at end of period attributable to shareholders	(30,353)	(30,353)	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to shareholders	30,353	26,837	30,353	21,189
Amounts reclassified from accumulated other comprehensive income	—	2,829	—	8,488
Balance at end of period	30,353	29,666	30,353	29,677
Less: Other comprehensive income attributable to noncontrolling interest	—	1	—	12
Balance at end of period attributable to shareholders	30,353	29,665	30,353	29,665
Accumulated other comprehensive loss at end of period	$—	$(688)	$—	$(688)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2023. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2023, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 29, 2023 (the “Annual Report”).
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
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of September 30, 2023, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
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

Results of Operations
Comparison of the three months ended September 30, 2023 and 2022
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Uniti Leasing	$214,588	73.8%	$208,623	73.7%
Uniti Fiber	76,067	26.2%	74,480	26.3%
Total revenues	290,655	100.0%	283,103	100.0%
Costs and Expenses:
Interest expense, net	120,691	41.5%	97,731	34.5%
Depreciation and amortization	77,337	26.6%	73,516	26.1%
General and administrative expense	25,481	8.8%	26,863	9.5%
Operating expense (exclusive of depreciation and amortization)	37,392	12.9%	36,291	12.8%
Goodwill impairment	153,000	52.6%	216,000	76.3%
Transaction related and other costs	1,441	0.5%	2,375	0.8%
Gain on sale of real estate	(1,424)	(0.5)%	(94)	0.0%
Gain on sale of operations	—	—%	(176)	(0.1)%
Other expense (income), net	1,435	0.5%	74	0.0%
Total costs and expenses	415,353	142.9%	452,580	159.9%
Loss before income taxes and equity in earnings from unconsolidated entities	(124,698)	(42.9)%	(169,477)	(59.8)%
Income tax benefit	(43,095)	(14.9%)	(13,056)	(4.6%)
Equity in earnings from unconsolidated entities	(670)	(0.2%)	(672)	(0.2%)
Net loss	(80,933)	(27.8%)	(155,749)	(55.0%)
Net loss attributable to noncontrolling interests	(36)	(0.0)%	(70)	0.0%
Net loss attributable to shareholders	(80,897)	(27.8)%	(155,679)	(55.0%)
Participating securities' share in earnings	(321)	(0.1%)	(226)	(0.1%)
Dividends declared on convertible preferred stock	(5)	(0.0%)	(5)	(0.0%)
Net loss attributable to common shareholders	$(81,223)	(27.9)%	$(155,910)	(55.1)%
The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$214,588	$76,067	$—	$290,655

Adjusted EBITDA	$208,561	$29,857	$(5,408)	$233,010
Less:
Interest expense				120,691
Depreciation and amortization	44,754	32,570	13	77,337
Transaction related and other costs				1,441
Goodwill impairment				153,000
Gain on sale of real estate				(1,424)
Other, net				2,091
Stock-based compensation				3,148
Income tax benefit				(43,095)
Adjustments for equity in earnings from unconsolidated entities				754
Net loss				$(80,933)

	Three Months Ended September 30, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$208,623	$74,480	$—	$283,103

Adjusted EBITDA	$203,209	$28,586	$(6,742)	$225,053
Less:
Interest expense				97,731
Depreciation and amortization	43,121	30,370	25	73,516
Transaction related and other costs				2,375
Goodwill impairment				216,000
Gain on sale of real estate				(94)
Gain on sale of operations				(176)
Other, net				600
Stock-based compensation				3,151
Income tax benefit				(13,056)
Adjustments for equity in earnings from unconsolidated entities				755
Net loss				$(155,749)
Summary of Operating Metrics

	Operating Metrics
	September 30,
	2023	2022	% Increase / (Decrease)
Operating metrics:
Uniti Leasing:
Fiber strand miles	5,460,000	5,140,000	6.2%
Copper strand miles	230,000	230,000	0.0%
Uniti Fiber:
Fiber strand miles	2,940,000	2,840,000	3.5%
Customer connections	28,257	27,615	2.3%
Revenues

	Three Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Uniti Leasing	$214,588	73.8%	$208,623	73.7%
Uniti Fiber	76,067	26.2%	74,480	26.3%
Total revenues	$290,655	100.0%	$283,103	100.0%
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

	Three Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$168,338	78.5%	$167,500	80.3%
GCI revenue	8,450	3.9%	3,914	1.9%
Total cash revenue	176,788	82.4%	171,414	82.2%
Non-cash revenue
TCI revenue	11,707	5.4%	10,939	5.2%
GCI revenue	4,436	2.1%	3,624	1.7%
Other straight-line revenue	1,401	0.7%	2,241	1.1%
Total non-cash revenue	17,544	8.2%	16,804	8.0%
Total Windstream revenue	194,332	90.6%	188,218	90.2%
Other services	20,256	9.4%	20,405	9.8%
Total Uniti Leasing revenues	$214,588	100.0%	$208,623	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. As of September 30, 2023 and 2022, the total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $1.1 billion and $1.1 billion, respectively.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the three months ended September 30, 2023, Uniti reimbursed $74.7 million of Growth Capital Improvements. Subsequent to September 30, 2023, Windstream requested, and we reimbursed $16.5 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $794.2 million of Growth Capital Improvements.
We recognized $20.3 million and $20.4 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements for the three months ended September 30, 2023 and 2022, respectively.
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
Uniti Fiber – Uniti Fiber revenues for the three months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$18,246	24.0%	$19,969	26.8%
Enterprise and wholesale	24,211	31.9%	21,423	28.8%
E-Rate and government	15,911	20.9%	15,245	20.5%
Dark fiber and small cells	16,913	22.2%	17,140	23.0%
Other services	786	1.0%	703	0.9%
Total Uniti Fiber revenues	$76,067	100.0%	$74,480	100.0%

For the three months ended September 30, 2023, Uniti Fiber revenues totaled $76.1 million as compared to $74.5 million for the three months ended September 30, 2022. The increase in Uniti Fiber revenues of $1.6 million is primarily due to an increase in Enterprise and wholesale revenues of $2.8 million, driven primarily by increased internet services, and an increase in E-Rate and government revenues of $0.7 million, driven primarily by increased equipment and installation sales, partially offset by a decrease in Lit backhaul services revenues of $1.7 million, driven primarily by decreased one-time unsplicing and cancellation fees.
Interest Expense, net

	Three Months Ended September 30,
(Thousands)	2023	2022	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	75,019	$51,066	23,953
Senior unsecured notes	35,514	31,988	3,526
Senior secured revolving credit facility - variable rate	3,510	3,539	(29)
Interest rate swap termination	—	2,829	(2,829)
Other	49	985	(936)
Total cash interest	114,092	90,407	23,685
Non-cash:
Amortization of deferred financing costs and debt discount	4,520	4,495	25
Accretion of settlement payable	2,497	2,946	(449)
Capitalized interest	(418)	(117)	(301)
Total non-cash interest	6,599	7,324	(725)
Total interest expense, net	$120,691	$97,731	$22,960
Interest expense for the three months ended September 30, 2023 increased by $23.0 million compared to the three months ended September 30, 2022. The increase is primarily due to higher cash interest on our secured and unsecured notes of $27.5 million, partially offset by a $2.8 million decrease in interest rate swap termination interest which ceased October 2022.
Depreciation and Amortization Expense

	Three Months Ended September 30,
(Thousands)	2023	2022	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$43,026	$41,392	$1,634
Uniti Fiber	26,872	24,653	2,219
Corporate	13	25	(12)
Total depreciation expense	69,911	66,070	3,841
Amortization expense
Uniti Leasing	1,728	1,729	(1)
Uniti Fiber	5,698	5,717	(19)
Total amortization expense	7,426	7,446	(20)
Total depreciation and amortization expense	$77,337	$73,516	$3,821
Uniti Leasing – Uniti Leasing depreciation expense increased $1.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily due to asset additions since September 30, 2022.
Uniti Fiber – Uniti Fiber depreciation expense increased $2.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily due to asset additions since September 30, 2022.
General and Administrative Expense
General and administrative expense includes compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$2,668	1.0%	$3,368	1.2%
Uniti Fiber	15,590	5.4%	14,820	5.2%
Corporate	7,223	2.4%	8,675	3.1%
Total general and administrative expenses	$25,481	8.8%	$26,863	9.5%
Uniti Leasing – Uniti Leasing general and administrative expense decreased $0.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, which is primarily due to a decrease in personnel expense of $0.5 million.
Uniti Fiber – Uniti Fiber general and administrative expense increased $0.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, which is primarily due to an increase in personnel expense of $0.7 million and insurance expense of $0.3 million.
Corporate – Corporate general and administrative expense decreased $1.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, which is primarily due to decreases in legal fees, professional fees, and insurance expense of $1.3 million.
Operating Expense
Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Three Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$6,070	2.1%	$4,679	1.7%
Uniti Fiber	31,322	10.8%	31,612	11.1%
Total operating expenses	$37,392	12.9%	$36,291	12.8%
Uniti Leasing – Uniti Leasing operating expense increased $1.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, which is primarily due to increased leased asset costs of $1.1 million.
Uniti Fiber – Uniti Fiber operating expenses decreased $0.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, which is primarily due to decreased personnel expense of $1.4 million, partially offset by increased maintenance and repairs of $1.3 million.
Goodwill Impairment
As a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, we concluded that it was more likely than not that the fair value of the Uniti Fiber segment, estimated using a combination of the income approach and market approach, is less that its carrying amount. Accordingly, we recorded a $153.0 million
($113.9 million net of tax) goodwill impairment in Uniti Fiber segment during the three months ended September 30, 2023 as compared to a $216.0 million ($205.7 million net of tax) goodwill impairment in the Uniti Fiber segment during the three months ended September 30, 2022. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.
Transaction Related and Other Costs
Transaction related and other costs during the three months ended September 30, 2023 and 2022 included acquisition, pursuit, transaction, and integration costs (including unsuccessful acquisition pursuit costs). For the three months ended September 30, 2023, we incurred $1.4 million of transaction related and other costs, compared to $2.4 million of such costs during the three months ended September 30, 2022.
Income Tax Benefit
The income tax benefit recorded for the three months ended September 30, 2023 and 2022, respectively, is related to the tax impact of the following:

	Three Months Ended September 30,
(Thousands)	2023	2022
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(43,487)	$(14,555)
Other undistributed REIT taxable income	—	963
REIT state and local taxes	392	516
Other	—	20
Total income tax benefit	$(43,095)	$(13,056)
Comparison of the nine months ended September 30, 2023 and 2022
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Nine Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Uniti Leasing	$637,849	73.8%	$618,878	73.2%
Uniti Fiber	226,326	26.2%	226,234	26.8%
Total revenues	864,175	100.0%	845,112	100.0%
Costs and Expenses:
Interest expense, net	389,243	45.0%	290,280	34.3%
Depreciation and amortization	231,379	26.8%	217,276	25.7%
General and administrative expense	77,331	9.0%	75,818	8.9%
Operating expense (exclusive of depreciation and amortization)	109,878	12.7%	108,184	12.8%
Goodwill impairment	153,000	17.7%	216,000	25.6%
Transaction related and other costs	9,805	1.1%	7,324	0.9%
Gain on sale of real estate	(1,424)	(0.2)%	(344)	0.0%
Gain on sale of operations	—	—%	(176)	0.0%
Other expense (income), net	21,323	2.5%	(8,254)	(1.0)%
Total costs and expenses	990,535	114.6%	906,108	107.2%
Loss before income taxes and equity in earnings from unconsolidated entities	(126,360)	(14.6)%	(60,996)	(7.2)%
Income tax benefit	(49,864)	(5.8)%	(10,183)	(1.2)%
Equity in earnings from unconsolidated entities	(1,990)	(0.2)%	(1,696)	(0.2)%
Net loss	(74,506)	(8.6)%	(49,117)	(5.8)%
Net loss attributable to noncontrolling interests	(33)	0.0%	135	0.0%
Net loss attributable to shareholders	(74,473)	(8.6)%	(49,252)	(5.8)%
Participating securities' share in earnings	(890)	(0.1)%	(897)	(0.1)%
Dividends declared on convertible preferred stock	(15)	(0.0)%	(15)	(0.0)%
Net loss attributable to common shareholders	$(75,378)	(8.7)%	$(50,164)	(5.9)%
The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$637,849	$226,326	$—	$864,175

Adjusted EBITDA	$620,079	$88,712	$(16,413)	$692,378
Less:
Interest expense				389,243
Depreciation and amortization	133,617	97,719	43	231,379
Goodwill impairment				153,000
Gain on sale of real estate				(1,424)
Transaction related and other costs				9,805
Other, net				23,073
Stock-based compensation				9,408
Income tax benefit				(49,864)
Adjustments for equity in earnings from unconsolidated entities				2,264
Net loss				(74,506)

	Nine Months Ended September 30, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$618,878	$226,234	$—	$845,112

Adjusted EBITDA	$602,531	$93,628	$(19,153)	$677,006
Less:
Interest expense				290,280
Depreciation and amortization	127,738	89,440	98	217,276
Goodwill impairment				216,000
Gain on sale of real estate				(344)
Gain on sale of operations				(176)
Transaction related and other costs				7,324
Other, net				(6,534)
Stock-based compensation				9,664
Income tax benefit				(10,183)
Adjustments for equity in earnings from unconsolidated entities				2,816
Net loss				(49,117)

Revenues

	Nine Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Uniti Leasing	$637,849	73.8%	$618,878	73.2%
Uniti Fiber	226,326	26.2%	226,234	26.8%
Total revenues	$864,175	100.0%	$845,112	100.0%
Uniti Leasing – Uniti Leasing revenues for the nine months ended September 30, 2023 and 2022 consisted of the following:

	Nine Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$503,897	79.0%	$501,390	81.0%
GCI revenue	22,128	3.5%	8,734	1.4%
Total cash revenue	526,025	82.5%	510,124	82.4%
Non-cash revenue
TCI revenue	34,628	5.4%	32,010	5.2%
GCI revenue	12,245	1.9%	11,073	1.7%
Other straight-line revenue	5,323	0.9%	7,850	1.3%
Total non-cash revenue	52,196	8.2%	50,933	8.2%
Total Windstream revenue	578,221	90.7%	561,057	90.7%
Other services	59,628	9.3%	57,821	9.3%
Total Uniti Leasing revenues	$637,849	100.0%	$618,878	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. As of September 30, 2023 and 2022, the total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $1.1 billion and $1.1 billion, respectively.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the nine months ended September 30, 2023, Uniti reimbursed $233.5 million of Growth Capital Improvements. Subsequent to September 30, 2023, Windstream requested, and we reimbursed $16.5 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $794.2 million of Growth Capital Improvements.
We recognized $59.6 million and $57.8 million of revenues from non-Windstream triple-net leasing, dark fiber IRU arrangements, and other services for the nine months ended September 30, 2023 and 2022, respectively. The increase is primarily due to revenues from new customer arrangements.

Uniti Fiber – Uniti Fiber revenues for the nine months ended September 30, 2023 and 2022 consisted of the following:

	Nine Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$57,221	25.3%	$59,344	26.3%
Enterprise and wholesale	70,144	31.0%	63,359	28.0%
E-Rate and government	43,947	19.4%	48,026	21.2%
Dark fiber and small cells	52,750	23.3%	53,429	23.6%
Other services	2,264	1.0%	2,076	0.9%
Total Uniti Fiber revenues	$226,326	100.0%	$226,234	100.0%

For the nine months ended September 30, 2023, Uniti Fiber revenues totaled $226.3 million as compared to $226.2 million for the nine months ended September 30, 2022. The increase in revenues of $0.1 million is primarily due to an increase in Enterprise and wholesale revenues of $6.8 million, driven primarily by increased internet services, partially offset by a decrease in E-Rate and government revenues of $4.1 million, driven primarily by decreased equipment and installation sales, and a decrease in Lit backhaul services revenues of $2.1 million, driven primarily by decreased one-time unsplicing and cancellation fees.

Interest Expense, net

	Nine Months Ended September 30,
(Thousands)	2023	2022	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$243,226	$153,198	90,028
Senior unsecured notes	106,674	95,963	10,711
Senior secured revolving credit facility - variable rate	8,143	9,018	(875)
Interest rate swap termination	—	8,488	(8,488)
Other	758	1,664	(906)
Total cash interest	358,801	268,331	90,470
Non-cash:
Amortization of deferred financing costs and debt discount	13,974	13,510	464
Write off of deferred financing costs and debt discount	10,412	—	10,412
Accretion of settlement payable	8,273	8,733	(460)
Gain on extinguishment of debt	(1,269)	—	(1,269)
Capitalized interest	(948)	(294)	(654)
Total non-cash interest	$30,442	$21,949	$8,493
Total interest expense, net	$389,243	$290,280	$98,963
Interest expense for the nine months ended September 30, 2023 increased $99.0 million compared to the nine months ended September 30, 2022. The increase is primarily due to a loss on extinguishment of debt of $32.3 million on the 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), which included $10.3 million of non-cash interest expense for the write off of unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium, and an increase in cash interest on secured and unsecured notes of $78.7 million, partially offset by a decrease in interest rate swap termination interest of $8.5 million that ceased October 2022.
Depreciation and Amortization Expense

	Nine Months Ended September 30,
(Thousands)	2023	2022	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$128,430	$122,550	$5,880
Uniti Fiber	80,601	72,290	8,311
Corporate	43	98	(55)
Total depreciation expense	209,074	194,938	14,136
Amortization expense
Uniti Leasing	5,187	5,188	(1)
Uniti Fiber	17,118	17,150	(32)
Total amortization expense	22,305	22,338	(33)
Total depreciation and amortization expense	$231,379	$217,276	$14,103
Uniti Leasing – Uniti Leasing depreciation expense increased $5.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily due to asset additions since September 30, 2022.

Uniti Fiber – Uniti Fiber depreciation expense increased $8.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily due to asset additions since September 30, 2022.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Nine Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$8,713	1.0%	$9,907	1.1%
Uniti Fiber	46,692	5.4%	40,603	4.9%
Corporate	21,926	2.5%	25,308	3.0%
Total general and administrative expenses	$77,331	8.9%	$75,818	9.0%
Uniti Leasing – Uniti Leasing general and administrative expense decreased $1.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which is primarily due to decreased personnel costs of $0.8 million.
Uniti Fiber – Uniti Fiber general and administrative expense increased $6.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which is primarily due to increases in personnel expense of $3.3 million, insurance expense of $1.0 million, and regulatory expense, driven predominantly by universal service fees, of $0.8 million.
Corporate – Corporate general and administrative expense decreased $3.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, which is primarily due to decreases in legal fees, professional fees, and insurance expense of $4.7 million, partially offset by an increase in personnel costs of $1.3 million.
Operating Expense
Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Nine Months Ended September 30,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$17,113	2.0%	$14,385	1.7%
Uniti Fiber	92,765	10.7%	93,799	11.1%
Total operating expenses	$109,878	12.7%	$108,184	12.8%
Uniti Leasing – Uniti Leasing operating expense increased $2.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily due to increased leased asset cost of $2.6 million and other network related charges of $0.6 million, partially offset by decreased personnel expense of $0.4 million.
Uniti Fiber – Uniti Fiber operating expenses decreased $1.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease is primarily due to decreased dark fiber early termination fees of $2.6 million and non-recurring equipment and installation costs of $2.2 million, partially offset by increased maintenance and repairs of $4.0 million.
Goodwill Impairment
As a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, we concluded that it was more likely than not that the fair value of the Unit Fiber segment, estimated using a combination of the income approach and market approach, is less that its carrying amount. Accordingly, we recorded a $153.0 million ($113.9 million net of tax) goodwill impairment in the Uniti Fiber segment during the nine months ended September 30, 2023 as compared to a $216.0 million ($205.7 million net of tax) goodwill impairment in the Uniti Fiber segment during the nine months ended September 30, 2022. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.
Transaction Related and Other Costs
Transaction related and other costs during the nine months ended September 30, 2023 and 2022 included acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the nine months ended September 30, 2023, we incurred $9.8 million of transaction related and other costs, compared to $7.3 million of such costs during the nine months ended September 30, 2022.
Other Expense (Income), net

Other expense for the nine months ended September 30, 2023 totaled $21.3 million, which included $20.6 million of costs related to the issuance of the February 2028 Secured Notes.

Income Tax Benefit
The income tax benefit recorded for the nine months ended September 30, 2023 and 2022, respectively, is related to the tax impact of the following:

	Nine Months Ended September 30,
(Thousands)	2023	2022
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(51,042)	$(21,798)
Gain on sale of unconsolidated entity	—	6,711
Other undistributed REIT taxable income	—	3,229
REIT state and local taxes	1,151	1,594
Other	27	81
Total income tax benefit	$(49,864)	$(10,183)
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

The reconciliation of our net loss to EBITDA and Adjusted EBITDA and of our net loss attributable to common shareholders to FFO and AFFO attributable to common shareholders for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Net loss	$(80,933)	$(155,749)	$(74,506)	$(49,117)
Depreciation and amortization	77,337	73,516	231,379	217,276
Interest expense, net	120,691	97,731	389,243	290,280
Income tax benefit	(43,095)	(13,056)	(49,864)	(10,183)
EBITDA	$74,000	$2,442	$496,252	$448,256
Stock-based compensation	3,148	3,151	9,408	9,664
Transaction related and other costs	1,441	2,375	9,805	7,324
Gain on sale of operations	—	(176)	—	(176)
Gain on sale of real estate	(1,424)	(94)	(1,424)	(344)
Goodwill impairment	153,000	216,000	153,000	216,000
Other, net	2,091	600	23,073	(6,534)
Adjustments for equity in earnings from unconsolidated entities	754	755	2,264	2,816
Adjusted EBITDA	$233,010	$225,053	$692,378	$677,006

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2023	2022	2023	2022
Net loss attributable to common shareholders	$(81,223)	$(155,910)	$(75,378)	$(50,164)
Real estate depreciation and amortization	55,405	53,118	164,983	157,436
Gain on sale of real estate assets	(1,424)	(94)	(1,424)	(344)
Participating securities share in earnings	321	226	890	897
Participating securities share in FFO	(321)	(226)	(1,298)	(1,788)
Real estate depreciation and amortization from unconsolidated entities	435	436	1,305	1,931
Adjustments for noncontrolling interests	(24)	(24)	(74)	(235)
FFO attributable to common shareholders	$(26,831)	$(102,474)	$89,004	$107,733
Transaction related and other costs	1,441	2,375	9,805	7,324
Amortization of deferred financing costs and debt discount	4,521	4,495	13,975	13,510
Write off of deferred financing costs and debt discount	—	—	10,412	—
Costs related to the early repayment of debt	—	—	51,997	—
Stock-based compensation	3,148	3,151	9,408	9,664
Gain on sale of unconsolidated entity, net of tax	—	—	—	(1,212)
Gain on sale of operations	—	(176)	—	(176)
Non-real estate depreciation and amortization	21,932	20,398	66,396	59,840
Goodwill impairment	153,000	216,000	153,000	216,000
Straight-line revenues and amortization of below-market lease intangibles	(9,579)	(9,918)	(28,795)	(31,066)
Maintenance capital expenditures	(1,594)	(2,314)	(5,338)	(7,136)
Other, net	(50,963)	(19,182)	(77,041)	(35,412)
Adjustments for equity in earnings from unconsolidated entities	320	319	960	887
Adjustments for noncontrolling interests	(55)	(96)	(92)	(137)
AFFO attributable to common shareholders	$95,340	$112,578	$293,691	$339,819
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $288.9 million of the $490.1 million due to Windstream under the settlement agreement. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022, and are limited to $225 million per year in 2023 and 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
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

As of September 30, 2023, we had cash and cash equivalents of $34.1 million and approximately $229.0 million of borrowing availability under our Revolving Credit Facility under the Credit Agreement (subject to customary borrowing conditions). Subsequent to September 30, 2023, other than $16.5 million of Growth Capital Improvements (see “Results of Operations—Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends. See “—Dividends.”

	Nine Months Ended September 30,
(Thousands)	2023	2022
Cash flow from operating activities:
Net cash provided by operating activities	$190,575	$285,107
Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $190.6 million and $285.1 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in net cash provided by operating activities during the nine months ended September 30, 2023 is primarily attributable to increases in cash interest expense, related to the issuance of the February 2028 Secured Notes, and changes in working capital, including the timing of interest payments associated with debt activities occurring in 2023.

	Nine Months Ended September 30,
(Thousands)	2023	2022
Cash flow from investing activities:
Capital expenditures	$(368,264)	$(292,666)
Proceeds from sale of unconsolidated entity (see Note 5 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q)	—	32,527
Proceeds from sale of real estate, net of cash	1,530	575
Proceeds from sale of operations	—	541
Proceeds from sale of other equipment	1,581	338
Net cash used in investing activities	$(365,153)	$(258,685)
Net cash used in investing activities increased $106.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2023, primarily driven by an increase in Growth Capital Improvements of $75.4 million, which we classify as success-based capital expenditures. Additionally, net cash used in investing activities for the nine months ended September 30, 2022 was partially offset by proceeds from the sale of an unconsolidated entity, which was not repeated in the current period. Capital expenditures are primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets, as described below under “—Capital Expenditures.”

	Nine Months Ended September 30,
(Thousands)	2023	2022
Cash flow from financing activities:
Repayment of debt	$(2,263,662)	$—
Proceeds from issuance of notes	2,600,000	—
Dividends paid	(107,395)	(107,362)
Payments of settlement payable	(73,516)	—
Distributions paid to noncontrolling interest	(48)	(217)
Payment for exchange of noncontrolling interest	—	(4,620)
Borrowings under revolving credit facility	450,000	180,000
Payments under revolving credit facility	(367,000)	(105,000)
Finance lease payments	(1,601)	(887)
Payments for financing costs	(26,955)	—
Payment for settlement of common stock warrant	(56)	—
Termination of bond hedge option	59	—
Costs related to the early repayment of debt	(44,303)	—
Employee stock purchase program	730	589
Payments related to tax withholding for stock-based compensation	(1,359)	(4,434)
Net cash provided by (used in) financing activities	$164,894	$(41,931)
Net cash provided by financing activities was $164.9 million for the nine months ended September 30, 2023, while net cash used in financing activities was $41.9 million for the nine months ended September 30, 2022. The change is primarily related to proceeds from the issuance of the February 2028 Secured Notes of $2.6 billion, offset by the repayment of the 2025 Secured Notes of $2.3 billion, repayment of the settlement payable of $73.5 million, costs related to the early repayment of the 2025 Secured Notes of $44.3 million, payments for financing costs related to the February 2028 Secured Notes of $27.0 million, and net borrowings under the Revolving Credit Facility of $83.0 million.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made as of September 30, 2023.
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
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand and cash flows provided by operating activities. As of September 30, 2023, we had $229.0 million in borrowing availability under our Revolving Credit Facility (subject to customary borrowing conditions), however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
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

Capital Expenditures

	Nine Months Ended September 30, 2023
(Thousands)	Success Based	Maintenance	Non-Network	Total
Capital expenditures
Uniti Leasing, excluding growth capital improvements	$20,657	$—	$—	$20,657
Growth capital improvements	233,465	—	—	233,465
Uniti Fiber	108,173	5,338	631	114,142
Total capital expenditures	$362,295	$5,338	$631	$368,264
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
The following table sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
January 1, 2023 - March 31, 2023	April 14, 2023	$0.15	March 31, 2023
April 1, 2023 - June 30, 2023	June 30, 2023	$0.15	June 16, 2023
July 1, 2023 - September 30, 2023	September 22, 2023	$0.15	September 8, 2023
Any dividends must be declared by the Board, which will take into account various factors including our current and anticipated operating results, our financial position, REIT requirements, conditions prevailing in the market, restrictions in our debt documents and additional factors they deem appropriate. Dividend payments are not guaranteed, and the Board may decide, in its absolute discretion, at any time and for any reason, not to pay dividends or to change the amount paid as dividends.

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
Goodwill—As of September 30, 2023 and December 31, 2022, all of our goodwill is included in our Uniti Fiber segment. Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis during the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; and assignment of goodwill to reporting units. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). On the occurrence of a Triggering Event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit must be estimated and compared with its carrying value.

In performing the quantitative assessment of goodwill, we estimate the fair value of our fiber reporting unit using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses, and acquisition multiples paid in recent transactions. Inherent in our preparation of cash flow projections are significant assumptions and estimates derived from a review of our operating results and business plans, which include expected revenue and expense growth rates, capital expenditure plans and discount rate. In determining these assumptions, we consider our ability to execute on our plans, future economic conditions, interest rates and other market data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Small changes in these assumptions or estimates could materially affect our cash flow projections, and therefore could affect the likelihood and amount of potential impairment in future periods. Potential events that could negatively impact these assumptions or estimates may include customer losses or poor execution of our business plans, which impact revenue growth, cost escalation impacting margin, the level of capital expenditures required to sustain our growth and market factors, including stock price fluctuations and increased interest rates, impacting our discount rate. For example, if we were to experience a significant delay in our permitting process in the construction of our fiber networks, the timing of effected cash flows could impact long term growth rates and negatively impact the income approach, leading to potential impairment. As a result, should our expectations of average projected revenue growth percentage, average projected EBITDA margin percentage and/or average projected capital expenditures as a percentage of revenue change, we may experience future impairment to goodwill (while other assumptions remain constant). Furthermore, a deterioration in market factors such as stock prices or increased interest rates and/or declines in acquisition multiples utilized in the market approach could affect the likelihood and amount of potential impairment. We evaluate the appropriateness of each valuation methodology in determining the weighting applied to each methodology in the determination of the concluded fair value. If the carrying amount of a reporting unit's net assets is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is greater than the fair value of the reporting unit, an impairment loss must be recognized for the excess and recorded in the Consolidated Statements of Loss not to exceed the carrying amount of goodwill.
In connection with the preparation of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023, the Company identified a Triggering Event and, therefore, performed a qualitative and quantitative goodwill impairment test. The Triggering Event was a result of macroeconomic and financial market factors, specifically the continuing rise in interest rates, impacting our discount rate. As a result of the interim assessment of goodwill, we concluded that the fair value of the Uniti Fiber segment, estimated using a combination of the income approach and market approach, is less than its carrying amount. Accordingly, we recorded a $153.0 million ($113.9 million net of tax) goodwill impairment charge in the Uniti Fiber segment during the three months ended September 30, 2023.

In connection with the preparation of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2022, the Company identified a Triggering Event and, therefore, performed a qualitative and quantitative goodwill impairment test. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates, impacting our discount rate. As a result of this interim assessment of goodwill, we concluded that the fair value of the Uniti Fiber segment, estimated using a combination of the income approach and market approach, is less than its carrying amount. Accordingly, we recorded a $216.0 million ($205.7 million net of tax) goodwill impairment charge in the Uniti Fiber segment during the three months ended September 30, 2022.
For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of September 30, 2023, there has been no material change to these estimates other than discussions above on goodwill.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	644	$5.07	—	—
August 1, 2023 to August 31, 2023	987	5.49	—	—
September 1, 2023 to September 30, 2023	67	4.58	—	—
Total	1,698	$5.30	—	—
(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
(a) On November 1, 2023, the Board approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws (the “Bylaws”) to address Rule 14a-19 promulgated by the SEC under the Exchange Act regarding the use of universal proxy cards. The Amendment, which became effective immediately upon adoption, revised the advance notice provisions in Article II, Section 6 of the Bylaws to, among other things: (i) require that a stockholder delivering a notice for the nomination of individuals for election to the Board must comply with Rule 14a-19; (ii) require stockholders to provide evidence and certification of compliance with Rule 14a-19; (iii) provide that the Company will disregard a stockholder nomination if the nominating stockholder fails to comply with Rule 14a-19 or the nominating stockholder (or its qualified representative) fails to appear and present a nomination at the applicable stockholder meeting; and (iv) specify that any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white.

The complete text of the Bylaws, as amended, is attached hereto as Exhibit 3.1 and is incorporated herein by reference. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by Exhibit 3.1.

(b) None

(c) During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Bylaws of Uniti Group Inc., as amended November 1, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	November 2, 2023	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 2, 2023	/s/ Travis T. Black
Travis T. Black Vice President – Chief Accounting Officer (Principal Accounting Officer)