Form 10-K
period 2023-12-31
Uniti Group Inc.
filed 2024-02-29
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2023 was $1,089,222,999.
The number of shares of the Registrant’s common stock outstanding as of February 22, 2024 was 238,751,855.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have entered into with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”); the future prospects and financial health of Windstream; our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding the refinancing of and interest expense on our new ABS Loan Facility (as defined below); our expectations regarding filing an amendment to this Form 10-K to include Windstream’s audited financial statements as of and for the year ended December 31, 2023; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; our expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; our expectations regarding levels of capital expenditures; our expectations regarding the deductibility of goodwill for tax purposes; our expectations regarding the amortization of intangible assets; our expectations regarding remediation of the material weakness in our internal control over financial reporting as discussed in Part II, Item 9A of this Annual Report on Form 10-K; and our expectations regarding the payment of dividends.
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

PART I
Item 1. Business.
Overview
Uniti Group Inc. (the “Company”, “Uniti”, “we”, “us” or “our”) is an independent, internally managed REIT engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic, copper and coaxial broadband networks and data centers.
As of December 31, 2023, Uniti and its subsidiaries own approximately 140,000 fiber network route miles, representing approximately 8.5 million fiber strand miles, approximately 231,000 route miles of copper cable lines, central office land and buildings across 44 states and beneficial rights to permits, pole agreements and easements. Refer to Part I, Item 2 “Properties” of this Annual Report on Form 10-K for a more detailed breakdown of our telecommunications properties.
For the year ended December 31, 2023, we had revenues of $1.1 billion, net loss attributable to common shareholders of $82.9 million, Funds From Operations (“FFO”) of $136.8 million and Adjusted Funds From Operations (“AFFO”) of $385.3 million. Both FFO and AFFO are non-GAAP financial measures, which we use to analyze our results. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K for additional information regarding these non-GAAP financial measures. We manage our operations in two reportable segments, Leasing and Fiber (which we refer to as Uniti Leasing and Uniti Fiber, respectively), which are described in more detail in Note 16 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data” in addition to our corporate operations.
Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments,” of this Annual Report on Form 10-K for information regarding significant developments in our business in 2023.
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
Strategy
Our primary goal is to create long-term stockholder value by (i) generating reliable and growing cash flows, (ii) diversifying our tenant and asset base, (iii) paying a dividend and (iv) maintaining our financial strength and liquidity. To achieve this goal, we have employed a business strategy that includes the following components:
Acquire Additional Infrastructure Assets Through Sale Leaseback Transactions
We actively seek to diversify our overall portfolio by acquiring communications infrastructure assets from communication service providers and leasing these assets back to the communication service providers on a long-term basis. We believe this type of transaction benefits the communication service providers with incremental liquidity which can be used to reduce indebtedness or for other investments, while they continue to focus on their existing business. We seek to employ a disciplined, opportunistic acquisition strategy and seek to price transactions appropriately based on, among other things, growth opportunities, the mix of assets acquired, length and terms of the lease, and credit worthiness of the tenant.
Capitalize on the Market Demand for Increased Bandwidth Infrastructure and Performance
Bandwidth intensive devices and applications are rapidly fueling worldwide consumption of bandwidth, which in turn fuels a continuously growing demand for stable and secure bandwidth options. Communications service providers and other enterprises whose services and businesses require substantial amounts of bandwidth are increasingly looking to infrastructure providers to support their bandwidth needs and to expand the reach, performance and security of their networks. We believe we are well positioned to capitalize on this ongoing demand for bandwidth infrastructure solutions.
Partner with Communication Service Provides for Improvements of Infrastructure Assets
We believe the communications infrastructure industry in the United States is currently going through an upgrade cycle driven by consumers’ general desire for greater bandwidth and wireless services. These upgrades require significant capital expenditures.
We intend to support our tenant operators and other communication service providers by partnering with them on infrastructure improvements such as capacity augmentation projects, tower construction and network expansions.
Pursue M&A Transactions in the Communication Service Sector
The highly fragmented nature of the communication service sector is expected to result in more consolidation, which we believe will provide us ample opportunity to pursue M&A transactions, including the acquisition or disposition of assets or businesses by Uniti or as a capital partner to potential acquirers in the communication service sector. For example, we may partner with operators through use of “OpCo-PropCo” structures, pursuant to which we acquire the underlying network and other assets and the operator acquires the operations.
Maintain Balance Sheet Strength and Liquidity
We seek to maintain a capital structure that provides the resources and financial flexibility to position us to capitalize on strategic growth opportunities. Our access to, and cost of, external capital is dependent on various factors, including general market conditions, credit ratings on our securities, interest rates and expectations of our future business performance. We intend to maintain a strong balance sheet through disciplined use of leverage, aiming to lower our relative cost of capital over time, and continuing to have access to multiple sources of capital and liquidity. As of December 31, 2023, we had $62.3 million of unrestricted cash and cash equivalents. As of December 31, 2023, with the exception of our Revolving Credit Facility, all of our debt was fixed-rate debt.
Competition
We compete for investments in the communications industry with telecommunications companies, investment companies, private equity funds, hedge fund investors, sovereign funds and other REITs who focus primarily on specific segments of the communications infrastructure industry. The communications infrastructure industry is characterized by a high degree of competition among a large number of participants, including many local, regional and global corporations. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have. In addition, revenues from our network properties are dependent, to an extent, on the ability of our operating partners to compete with other communication service providers.
Our Business
Uniti's primary lines of business are Uniti Leasing and Uniti Fiber, which are described in further detail below.
Uniti Leasing
Uniti Leasing is engaged in acquiring and constructing mission-critical communications assets, such as fiber, data centers, next-generation consumer broadband, coaxial and upgradeable copper, and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Presently, a substantial portion of Uniti Leasing’s revenue is rental revenues from leasing the Distribution Systems to Windstream as described below in the section titled “Significant Customers.” With Uniti Leasing, our goal is to provide creative and tax-efficient solutions to additional customers, including (i) sale-leaseback transactions, whereby Uniti Leasing acquires existing infrastructure assets from communications service providers and leases them back on a long-term basis; (ii) capital investment financing, whereby Uniti Leasing offers communications service providers a cost-efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iii) mergers and acquisitions financing, whereby Uniti Leasing facilitates mergers and acquisition transactions as a capital partner. Results for Uniti Leasing are reported in our consolidated financial statements in our Uniti Leasing business segment.
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
At December 31, 2023, Uniti Fiber’s revenues under contract were over $1.1 billion, with a network consisting of approximately 3.0 million strand miles of fiber and approximately 28,599 customer connections. Results for Uniti Fiber are reported in our consolidated financial statements in our Uniti Fiber business segment.
The Company
Uniti Group Inc. was incorporated in the state of Maryland on September 4, 2014.
Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, and certain aspects of our leasing business, Uniti Leasing, as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2023, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain of our assets indirectly through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
Human Capital Resources
On December 31, 2023, we employed 813 people, of whom 467 work directly developing and maintaining network operations, 132 in sales and sales support, 68 in shared services, 76 accounting and finance related positions and 70 in operations support roles. None of our employees are subject to a collective bargaining agreement.
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
In 2023, Uniti launched ULead, a manager training program focused on the growth and development of our emerging leaders. ULead is a comprehensive training program to help prepare and support Uniti supervisors and managers as they navigate the responsibilities and challenges of managing a team. By investing in their professional development, we are equipping them with the knowledge, tools and confidence to successfully lead their teams to achieve Uniti’s goals and objectives, reduce turnover, and continue to enhance our valued culture.
For the last six years Uniti has been certified as a Great Place to Work®. Our management team strives to embody and promote our company values of united, necessary, innovative, tenacious, and integrity. As a certified Great Place to Work®, 95% of our employees say they are treated fairly and are made to feel welcome. 89% of them agree that Uniti is a great place to work. We believe our energetic and collaborative work environment is a contributing factor to our limited employee turnover and high levels of engagement.
Within our organization, we believe in unity and know that it can only be generated through connection, collaboration and respect. We are committed to fostering these ideals by hiring, developing and supporting a diverse and inclusive workplace that encourages, supports and celebrates the diverse voices of our team members. Two women sit on our board of directors and women represent approximately 25% of leadership positions across our company. A key component to our commitment includes our Diversity and Inclusion Groups (“DIGs”) which support employees and allies in various experiences including diverse backgrounds, lifestyle, characteristics, and more. Uniti currently has six active DIGs that allow for enrichment, connection and growth for our employees. Each DIG is sponsored and supported by senior leaders across the organization.
We value our strong ethical foundation and have instituted policies and procedures designed to preserve and prioritize corporate integrity. To actively promote honest, ethical and respectful conduct, we engage in a top-down approach by requiring our directors and executives to set high standards of integrity, responsibility, and transparency. We insist all employees adhere to a code of conduct that sets standards for appropriate behavior and includes information on preventing, identifying, reporting and stopping any type of discrimination or unethical behavior.
Uniti is committed to offering competitive and inclusive benefits to meet the needs of our employees. We offer an employer-paid benefit which provides our employees comprehensive, inclusive fertility healthcare and family-forming benefits. Employees have access to exclusive resources designed to make fertility care more accessible and affordable to everyone — regardless of age, sex, sexual orientation, gender identity, or location. Uniti continues to support the mental health needs of our employees with an employer-paid virtual mental health benefit in addition to our already available Employee Assistance Program ("EAP"). Our EAP offers free, confidential assessments and short-term counseling to employees. Together, with our additional virtual mental health benefit, employees have the opportunity to seek in person or virtual assistance with personal and/or work-related problems.
Uniti will continue to seek opportunities to support the overall health and well-being of our employees as we continue to realize significant value for our stockholders, customers and communities.
Significant Customers
For the years ended December 31, 2023, 2022, and 2021, 67.3%, 66.5% and 66.4% of our revenues, respectively, were derived from leasing our Distribution Systems to Windstream.
On April 24, 2015, we were separated and spun-off from Windstream pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the "Distribution Systems") and the Consumer CLEC Business to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived. In connection with Windstream’s emergence from bankruptcy, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream’s incumbent local exchange carrier (“ILEC”) operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream’s CLEC operations.
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
With respect to the broadband internet services that we provide, traditionally, the FCC has recognized that broadband internet access services are “information services” subject to limited regulation. In 2015, the FCC issued a “network neutrality” decision that declared broadband internet access services to be subject to certain “telecommunications services” regulation under Title II of the Communications Act of 1934. These regulations would have limited the ways that broadband internet access service providers could structure business arrangements and manage their networks and spurred additional restrictions, including rate regulation, which could adversely affect broadband investment and innovation. In 2017, the FCC voted to return broadband internet access service to its prior classification as “information services.” In 2023 the FCC announced its intention to consider rules aimed at subjecting broadband internet service to regulation under Title II again. The regulatory classification of broadband internet service is likely to continue to be subject to evolving standards set by the FCC. Further, state legislators and governors in some jurisdictions have introduced, and in some cases passed, state laws and executive orders requiring different levels of adherence to “network neutrality” principles for broadband internet access service providers active in the applicable states. As a result of the FCC's activities, as well as state laws and regulations, it is unclear at this time how broadband internet services will be regulated in the future, and the potential impact those regulations may have on our broadband internet service business. In addition, while they have not sought to specifically regulate the manner in which broadband internet service providers manage network traffic, the FCC has nonetheless continued to adopt other forms of regulation over such services, such as broadband labelling requirements, which may affect our operations and subject us to sanctions if we fail to comply with them. We cannot anticipate what additional requirements may be imposed on our broadband internet access business by federal, state or local authorities in the future.
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
A number of our subsidiaries that compose Uniti Fiber provide services to customers within the FCC’s E-Rate and Rural Healthcare (“RHC”) programs. E-Rate and RHC are federally funded programs that provide discounts to assist eligible schools, libraries, and healthcare providers to fund the acquisition and operation of certain communications services and technology. These programs are administered by the Universal Service Administrative Company under the direction of the FCC. The E-Rate and RHC programs are subject to regulatory requirements that change often, and require strict-adherence to program requirements and deadlines. Failure to abide by program and regulatory requirements can result in loss of funding, claw back of prior funding, and fines or other sanctions. The E-Rate, RHC and other programs are funded by the universal service fund ("USF") program. The USF program design, including the manner in which USF contributions are made by service providers, is currently subject to federal court challenges. They could also be modified by Congress or the FCC in the future. We cannot predict future developments or changes to the regulatory environment with respect to the USF, E-Rate or RHC programs, or the impact such developments or changes would have on our business.
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
Windstream is the lessee of the Distribution Systems pursuant to the Windstream Leases and, therefore, is presently the source of a substantial portion of our revenues.There can be no assurance that Windstream will have sufficient assets, income and access to financing to enable it to satisfy its payment and other obligations under the Windstream Leases. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow and has undergone a restructuring under Chapter 11 of the U.S. Bankruptcy Code.
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
As of December 31, 2023, we had outstanding long term indebtedness of approximately $5.62 billion consisting of senior notes and a revolving credit facility provided by a syndicate of banks and other financial institutions, which, as of December 31, 2023, provided for an aggregate committed amount of borrowings up to approximately $500.0 million. Additionally, on February 23, 2024, we entered into the ABS Loan Agreement (as defined herein) which provides for the

ABS Loan Facility (as defined herein) of $350 million. See “Significant Business Developments” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more information. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets or sell assets as needed, and our ability to pay dividends.
We anticipate that we will have sufficient access to liquidity to fund our cash needs; if we are unable to do so, we would need to reduce our spending and it could have an adverse effect on us.
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate declaring dividends for the 2023 tax year to comply with our REIT distribution requirements. We anticipate that we will partially finance these needs, together with operating expenses (including our debt service obligations) from our cash on hand and cash flows provided by operating activities. We also expect the need to raise capital to fund obligations to Windstream, including (i) $490.1 million of settlement payments payable over time (of which $171.5 million remains to be paid as of December 31, 2023) and (ii) an aggregate of up to $1.75 billion for certain growth capital improvements (of which $955.8 million remains to be paid as of December 31, 2023) in long-term value accretive fiber and related assets made by Windstream (or other applicable tenant) to certain ILEC and CLEC properties (the “Growth Capital Improvements”) subject to the Windstream Leases (although such investments will lead to higher rent payments). However, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations. If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.
We intend to pursue acquisitions and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, and we may not fully realize the potential benefits of such transactions.
We intend to pursue acquisitions and seek other strategic opportunities. Accordingly, we currently are, and expect in the future to be, engaged in evaluating potential transactions and other strategic alternatives. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction. Integration may be difficult and unpredictable, and acquisition-related integration costs, including certain non-recurring charges, could materially and adversely affect our results of operations. Moreover, integrating assets and businesses may significantly burden management and internal resources, including the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets and businesses we acquire, we may not fully realize the potential benefits we expect, and our operating results could be adversely affected.
Reports of a potential sale of the business may interfere with our business and harm our results of operations.
Media outlets have recently reported, and may report in the future, that certain unaffiliated third parties are interested in acquiring us or that we may combine with another company. There can be no assurance that any such transaction will occur. We generally do not confirm or deny rumors, and we also do not generally announce negotiations or discussions until definitive documentation has been executed. Such rumors and any related actions taken by third parties could adversely affect our business, as responding to such reports and activity can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. Moreover, such reports and activities may create perceived uncertainties among current and potential customers, employees and other constituencies as to our future direction, which could result in the loss of business opportunities and make it more difficult to attract and retain qualified personnel. In addition, any perception of a possible transaction may cause significant fluctuations in our stock price that do not necessarily reflect the underlying fundamentals and prospects of our business.
We are dependent on the communications industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations.
As the owner, lessor and provider of communications services and distribution systems serving the communications industry, we are impacted by the risks associated with the communications industry. Therefore, our success is dependent on the communications industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences, changes in communications technology designed to enhance the efficiency of communications distribution systems (including lit fiber networks and wireless equipment), and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the communications business or development and implementation of any such new technologies would likely have an adverse effect on our revenues.
Our business is subject to government regulations and changes in current or future laws, regulations or rules could restrict our ability to operate our business in the manner currently contemplated.
Our business, and that of our tenants, is subject to federal, state and local regulation. In certain jurisdictions these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new distribution system construction and modifications, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations (including, but not limited to, regulations related to public health and safety matters similar to ones adopted in recent years to prevent the spread of COVID-19, like travel restrictions, stay at home policies, temporary business closures, social distancing and vaccination requirements) may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations or financial condition. For more information regarding the regulations we are subject to, please see the section entitled “Business – Government Regulation, Licensing and Enforcement.”

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

As further described in Item 9A of this Annual Report, in the course of completing our assessment of internal control over financial reporting as of December 31, 2023, management identified a material weakness in our internal control over financial reporting related to controls over the annual goodwill impairment assessment. Specifically, the Company did not have a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment related to determining the income tax impact of goodwill impairments, resulting in improper design and implementation of certain control activities in the goodwill and tax process. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. As a result, management has concluded that, because of this material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2023. If we fail to complete the remediation of this material weakness, or after having remediated such material weakness, thereafter fail to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Continued or future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not conclude in the future that this material weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

Any further impairment of our goodwill would negatively impact our financial condition.
Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in the key assumptions regarding our fair value. The extent to which the fair value of net assets acquired in business combinations is ultimately impacted will depend on numerous evolving factors that are presently uncertain and which we may not be able to predict. Although we assess potential impairment of our goodwill on an annual basis, negative industry or economic trends and/or any changes in key assumptions regarding our fair value may cause us to perform an interim analysis of our goodwill and cause us to report an impairment charge in the future, which could have a significant adverse impact on our reported earnings. At December 31, 2023, we had $157.4 million of goodwill on our consolidated balance sheet after recognizing a $204.0 million goodwill impairment charge for the Uniti Fiber reporting unit during the year ended December 31, 2023. For a discussion of our goodwill impairment testing, see Note 3 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” and “Critical Accounting Estimates-Evaluation of Goodwill Impairment” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
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

Any failure of our physical infrastructure or services could lead to significant costs and disruptions.
The Company's business depends on providing customers with highly reliable service. The services provided are subject to failure resulting from numerous factors, including human error, power loss, improper maintenance, physical or electronic security breaches, fire, earthquake, hurricane, flood and other natural disasters, water damage, the effect of war, terrorism and any related conflicts or similar events worldwide, and sabotage and vandalism. Problems within our networks or facilities, whether within our control or the control of third-party providers, could result in service interruptions or equipment damage. We may not be able to efficiently upgrade or change our networks or facilities to meet new demands without incurring significant costs that we may not be able to pass on to customers. Given the service guarantees that may be included in the Company's agreements with customers, such disruptions could result in customer credits; however, we cannot assume that customers will accept these credits as compensation in the future, and we may face additional liability or loss of customers.
Unforeseen events could adversely affect our operations, business, and reputation.
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
Furthermore, while we are required to pay dividends in order to maintain our REIT status, we may elect not to maintain our REIT status, in which case we would no longer be required to pay such dividends. Moreover, even if we do maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, shares of our common stock in lieu of cash, which may result in holders of our common stock incurring tax liability without the receipt of a corresponding amount of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.
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
Item 1B. Unresolved Staff Comments.
None

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has established an information security program to assess, identify and manage material risks from cybersecurity threats, which is an integral part of the Company's overall enterprise risk management program. This program is established at the executive level, with regular reporting to, and oversight by, the Company’s Board as described below.
As part of the Company’s information security program, the Company maintains written policies and procedures, such as the Information Security Policy and Company’s Incident Response Plan, which identify how cybersecurity measures and controls are developed, implemented, and regularly reviewed and updated. The Company’s Information Security Policy identifies security controls, appropriate use, and user responsibilities for the organization that are in place to identify and manage the risk of a cybersecurity incident.
The Company has implemented a set of controls to manage information risk, utilizing controls from multiple security frameworks, specifically ISO 27001, and the Payment Card Industry Data Security Standard (PCI-DSS). The Company also conducts various internal and external information risk assessments each year, which are based on nationally accepted standards, including annual compliance required assessments, such as PCI and SOX audits, as well as ad-hoc assessments driven by emerging risks, changes in the Company’s environment, or benchmark/roadmap needs. Risks identified in such assessments are considered for inclusion in the Company’s risk portfolio and are then prioritized and addressed as needed through the Company’s broader information security programs and policies. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others. Specific controls that are used to some extent include endpoint threat detection and response (EDR), identity and access management (IAM), privileged access management (PAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, encryption, and vulnerability and patch management.

Although the risks from cyber threats have not materially affected our business strategy, results of operations, or financial condition to date, we continue to closely monitor cyber risk. To protect its information and cyber assets, the Company conducts appropriate cybersecurity exercises and training. For example, employees must complete cybersecurity training at least annually, which educates our employees on the Company’s policies and procedures for incident reporting, and avoiding common cybersecurity threats such as phishing attacks.

Additionally, the Company leverages third-party security firms in different capacities to implement or operate various aspects of the Company’s information security program, including to conduct risk assessments, vulnerability scans, and penetration testing based on nationally accepted standards. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, such as requiring an independent assessment of the third party’s information security controls where appropriate. As part of the Company’s process to continuously improve its information security programs, the Company also engages third-party subject matter experts to assess and evaluate the effectiveness of various aspects of the Company’s information security program.

The Company (or the third parties on which it relies) may not be able to fully, continuously, and effectively implement security controls as intended. We utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks and events, when detected by security tools or third parties, may not always be immediately understood or acted upon.

Board Governance and Management

Cybersecurity risk is managed as an enterprise risk in the Company’s enterprise risk management process. At the highest level, the Company’s program includes multi-layered governance by management, the Audit Committee and the Board of Directors.

Ultimate responsibility for risk oversight and management generally lies with the Company’s Board. To effectively manage oversight of our cybersecurity risk management practices, the Board has delegated such responsibility to the Company’s Audit Committee. The Company’s Chief Information Officer (“CIO”) and the information security team provide reports to either the Audit Committee or the full Board on a quarterly basis on various matters, including current and emerging cybersecurity risks to the Company, internal and external assessments of the Company’s information security program, and a roadmap of projects to manage its information security posture. In the event of any significant cybersecurity incidents, the Company’s Incident Response Plan outlines the process to escalate communications to the Audit Committee and/or the full Board in the event of any significant cybersecurity incidents between the quarterly updates on an ad hoc basis.

At the executive and management level, the CIO has primary responsibility for the development, operation, and maintenance of the Company’s information security program. The CIO has 19 years of experience in technology risk management, 11 of which have been with the Company (or its affiliates), and has passed examinations and received certifications as a SANS Global Information Security Leader and a Certified Information Systems Auditor. In addition to the CIO, the Company’s information security team under the direction of the CIO, implements and provides governance and functional oversight for cybersecurity controls and services. Information security processes include escalation of certain risks and incidents to the CIO and the executive team, with monthly scorecard and quarterly dashboards also used to update the risk landscape.

Overall, the Company has implemented tactical processes for assessing, identifying, and managing material risks from cybersecurity threats to the company including governance at the Board level and accountability in our executive management for the execution of the Company’s cyber risk management strategy and the controls designed to protect its operations. In addition, we maintain cyber insurance that is designed to protect us against certain losses related to cyber risks, and we believe the amount and scope of this insurance are customary for similarly situated companies in the telecommunications industry. See ITEM 1A. RISK FACTORS for additional information regarding the Company’s cybersecurity risks. Those sections of Item 1A should be read in conjunction with this Item 1C.
Item 2. Properties.
Uniti and its subsidiaries own or lease approximately 140,000 fiber network route miles, representing approximately 8.5 million fiber strand miles, approximately 231,000 route miles of copper cable lines, wireless communication towers, central office land and buildings across 44 states and beneficial rights to permits, pole agreements and easements.
Leasing Segment
Uniti Leasing’s network properties include its fiber route miles and copper route miles. Below is a geographic distribution summary as of December 31, 2023:

Location	Fiber Route Miles	Copper Route Miles	Total Route Miles
TX	13,700	39,100	52,800
GA	13,500	45,000	58,500
KY	13,100	32,700	45,800
IA	9,400	31,600	41,000
OH	6,000	10,700	16,700
NC	5,800	18,000	23,800
AR	5,300	13,400	18,700
IL	3,600	—	3,600
FL	3,300	8,300	11,600
OK	2,500	12,200	14,700
IN	2,100	—	2,100
MI	2,100	—	2,100
WI	2,100	—	2,100
CA	1,800	—	1,800
MO	1,800	10,800	12,600
NM	1,700	5,200	6,900
NY	1,400	—	1,400
AL	1,300	2,400	3,700
PA	1,300	—	1,300
TN	1,300	—	1,300
VA	1,100	—	1,100
CO	1,000	—	1,000
LA	1,000	—	1,000
Other(1)	6,600	1,500	8,100
Total	102,800	230,900	333,700
(1)Includes 21 states.

Fiber Segment
Uniti Fiber’s network properties include its fiber route miles and wireless communications towers. Below is a geographic distribution summary of approximate fiber route miles and wireless communications towers as of December 31, 2023:

Location	Fiber Route Miles
FL	9,500
LA	6,700
GA	6,200
AL	5,400
MS	3,200
VA	1,600
NY	1,500
TX	1,300
Other(1)	2,100
Total	37,500
(1)Includes 13 states.

Location	Towers
LA	15
AR	6
Other(1)	4
Total	25
(1)Includes 3 states.
Item 3. Legal Proceedings.
A description of legal proceedings can be found in Note 17 - Commitments and Contingencies to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K and is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures.
None

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “UNIT.”
Holders
As of February 22, 2024, the closing price of our common stock was $5.66 per share as reported on the NASDAQ Global Select Market. As of February 22, 2024, we had 238,751,855 outstanding shares of common stock, and there were approximately 15,883 registered holders of record of Uniti’s common stock. A substantially greater number of holders of Uniti common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
Stock Performance
The following graph shows a comparison from December 31, 2018 through December 31, 2023 on the NASDAQ Global Select Market of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (S&P 400 Index), and the MSCI US REIT Index. The graph assumes that $100 was invested at the market open on December 31,

2018 and that all dividends were reinvested in the common stock of Uniti, the S&P 400 Index and the MSCI US REIT Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Annual Cumulative Total Return
Assumes Initial Investment of $100
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Uniti Group Inc.
S&P 400 Index
MSCI US REIT Index

Cumulative Total Stockholder Returns
Based on Investment of $100.00 Beginning on December 31, 2018

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Uniti Group Inc.	$100.00	$55.06	$84.44	$106.09	$44.81	$53.43
S&P 400 Index	100.00	126.20	143.44	178.95	155.58	181.15
MSCI US REIT Index	100.00	125.89	116.36	166.46	125.66	142.93
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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	124	$4.56	—	—
November 1, 2023 to November 30, 2023	670	4.74	—	—
December 1, 2023 to December 31, 2023	12,235	5.49	—	—
Total	13,029	$5.44	—	—
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
This section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 28, 2023, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 29, 2023.
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
Uniti operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Windstream Leases. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, and certain aspects of our leasing business, Uniti Leasing, as taxable REIT subsidiaries ("TRSs"). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through the Operating Partnership that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2023, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets indirectly through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
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
Segments
We manage our operations as two reportable business segments, in addition to our corporate operations:
Leasing Segment (Uniti Leasing): Represents the results from our leasing business, Uniti Leasing, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing fiber network assets that we either constructed or acquired. While the Leasing segment represents our REIT operations, certain aspects of the Leasing segment are also operated through taxable REIT subsidiaries.
Fiber Segment (Uniti Fiber): Represents the operations of our fiber business, Uniti Fiber, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.
Corporate: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, information technology systems, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.
We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of acquisition, pursuit, transaction and integration related costs (including unsuccessful acquisition pursuit costs), costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, goodwill impairment charges, executive severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 16 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data.”

Significant Business Developments
Asset-Backed Securities Facility
On February 23, 2024, Uniti Fiber Bridge Borrower LLC (the “ABS Borrower”), Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (together, the “ABS Loan Parties”), each an indirect subsidiary of the Company, entered into a bridge loan and security agreement, dated as of February 23, 2024 (the “ABS Loan Agreement”) by and among the ABS Loan Parties, Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders identified therein.

The ABS Loan Agreement provides for a secured, multi-draw term loan facility of up to $350 million (the “ABS Loan Facility”). Unless otherwise terminated pursuant to the terms of the ABS Loan Agreement, the ABS Loan Facility matures on the date that is 18 months from the initial draw thereunder (the “Closing Date”). The Company intends to refinance the ABS Loan Facility in full with proceeds from a long-term ABS facility secured primarily by certain Uniti Fiber network assets.

Amounts outstanding under the ABS Loan Facility will bear interest at a floating rate equal to, at the Company’s option, either (i) the one-month or three-month Secured Overnight Financing Rate (“SOFR”), plus a spread of 3.75% per annum or (ii) Base Rate (as defined in the ABS Loan Agreement), plus a spread of 2.75% per annum; provided that the spread will automatically increase to (a) 4.50% per annum in the case of loans bearing interest based on SOFR and 3.50% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 12 months following the Closing Date and (b) 5.25% per annum in the case of loans bearing interest based on SOFR and 4.25% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 15 months following the Closing Date. The Company intends to cap SOFR interest expense for the duration of the ABS Loan Facility pursuant to an interest rate protection agreement.

In connection with the ABS Loan Facility, the Company formed Uniti Fiber ABS Parent LLC, an indirect subsidiary that qualifies as a bankruptcy-remote special purpose entity (“ABS Parent”), and directed the formation of the ABS Loan Parties, which are direct and indirect subsidiaries of ABS Parent. Each of the ABS Loan Parties is a Delaware limited liability company and a special purpose, bankruptcy-remote, indirect subsidiary of the Company. The ABS Loan Facility is secured by equity in the ABS Borrower and substantially all of the assets of the ABS Loan Parties (subject to certain customary limited exceptions) and is non-recourse to the Company. Each of the ABS Loan Parties and ABS Parent was designated as an unrestricted subsidiary under the Credit Agreement (as defined herein) and the applicable indentures governing the Company’s outstanding senior notes. The assets of the ABS Loan Parties will only be available for payment of the obligations arising under the ABS Loan Agreement and will not be available to pay any obligations or claims of the Company’s other creditors.

In connection with the initial funding under the ABS Loan Facility on the Closing Date, the Company will, directly or indirectly, (i) transfer certain Uniti Fiber non-regulated and interstate customer contracts and related equipment to the ABS Loan Parties and (ii) grant an indefeasible right of use in the related fiber network assets to such ABS Loan Parties. In addition, certain of the ABS Loan Parties will enter into a management agreement (the “Management Agreement”) with Uniti Fiber Holdings Inc. (the “Manager”), pursuant to which the Manager will be responsible for servicing and administering the assets securing the ABS Loan Facility and be permitted to make reimbursable servicing advances in respect of the collateral securing the ABS Loan Facility under certain circumstances.

The ABS Loan Agreement contains customary covenants limiting the ability of the ABS Loan Parties to: incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell fiber network assets; enter into transactions with affiliates; and create restrictions on the ability of the ABS Loan Parties to incur liens on their assets constituting collateral to secure obligations under the ABS Loan Agreement. These covenants are subject to a number of limitations, qualifications and exceptions. The ABS Loan Agreement also contains a maximum leverage financial maintenance covenant and customary events of default.

CableSouth
In 2018, we acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease.

During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management ("MAM") pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40.0 million (the "Transaction"). The Transaction closed on January 31, 2024. See

Notes 7 and 24 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data”.
Sale of BB Fiber Holdings Interest
On December 21, 2023, the Company completed the sale of its investment in BB Fiber Holdings LLC to MIP IV MidWest Fiber Parent LLC, our partner in the investment, for total cash consideration of $40.0 million. As a result of the transaction, during the fourth quarter of 2023 we recorded a pre-tax gain of $2.6 million within other expense (income), net and $0.2 million of income tax expense within our Consolidated Statements of (Loss) Income.
Secured Notes Offering

On February 14, 2023, the Operating Partnership, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC (collectively the "Issuers") issued $2.6 billion aggregate principal amount of the 10.50% Secured Notes due February 2028 (the "February 2028 Secured Notes"). The Issuers used the net proceeds from the offering to fund the redemption in full of the Issuers’ outstanding 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), to repay outstanding borrowings under the Revolving Credit Facility and to pay any related premiums, fees and expenses in connection with the foregoing. During the year ended December 31, 2023, we recognized a $32.3 million loss on the extinguishment of the 2025 Secured Notes within interest expense, net on the Consolidated Statements of (Loss) Income, which included $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium.

The February 2028 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and on a senior secured basis by each of the Operating Partnership’s existing and future domestic restricted subsidiaries (other than the Issuers) that guarantees indebtedness under the Company’s senior secured credit facilities and existing secured notes.

Exchangeable Notes

On March 21, 2023, the Company repurchased approximately $15.0 million aggregate principal amount of the 4.00% exchangeable senior notes due 2024 (the “Exchangeable Notes") for total cash consideration of $13.7 million. During the year ended December 31, 2023, we recorded a $1.1 million gain on extinguishment of debt, net within interest expense on our Consolidated Statements of (Loss) Income, which included $0.1 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs.

Amendments to Credit Agreement

On March 24, 2023, we entered into an amendment (the "Eighth Amendment") to our Credit Agreement (as defined below). Pursuant to the Eighth Amendment, commitments from existing lenders under the Credit Agreement's Revolving Credit Facility (as defined below) have been extended to September 24, 2027. The Eighth Amendment also transitioned the Revolving Credit Facility from LIBOR to Term SOFR, and in connection with that change, set the credit spread adjustment to ten basis points for all interest periods.

Comparison of the years ended December 31, 2023 and 2022
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

(Thousands)	Year Ended December 31, 2023	% of Revenues	Year Ended December 31, 2022	% of Revenues
Revenues:
Revenue from rentals
Uniti Leasing	$845,925	73.6%	$822,867	72.9%
Uniti Fiber	65,903	5.7%	69,547	6.2%
Total revenue from rentals	911,828	79.3%	892,414	79.3%
Service revenues
Uniti Leasing	6,847	0.6%	4,590	0.4%
Uniti Fiber	231,156	20.1%	231,843	20.5%
Total service revenues	238,003	20.7%	236,433	20.9%
Total revenues	1,149,831	100.0%	1,128,847	100.0%
Costs and Expenses:
Interest expense, net	512,349	44.6%	376,832	33.4%
Depreciation and amortization	310,528	27.0%	292,788	25.9%
General and administrative expense	102,732	8.9%	100,992	8.9%
Operating expense (exclusive of depreciation and amortization)	144,276	12.6%	143,131	12.7%
Goodwill impairment	203,998	17.7%	240,500	21.3%
Transaction related and other costs	12,611	1.1%	10,340	0.9%
Gain on sale of real estate	(2,164)	(0.2%)	(433)	0.0%
Gain on sale of operations	—	0.0%	(176)	0.0%
Other expense (income), net	18,386	1.6%	(7,269)	(0.6%)
Total costs and expenses	1,302,716	113.3%	1,156,705	102.5%
Loss before income taxes and equity in earnings from unconsolidated entities	(152,885)	(13.3%)	(27,858)	(2.4%)
Income tax benefit	(68,474)	(6.0%)	(17,365)	(1.5%)
Equity in earnings from unconsolidated entities	(2,662)	(0.3%)	(2,371)	(0.2%)
Net loss	(81,749)	(7.1%)	(8,122)	(0.7%)
Net (loss) income attributable to noncontrolling interests	(36)	0.0%	153	0.0%
Net loss attributable to shareholders	(81,713)	(7.1%)	(8,275)	(0.7%)
Participating securities' share in earnings	(1,207)	(0.1%)	(1,135)	(0.1%)
Dividends declared on convertible preferred stock	(20)	0.0%	(20)	0.0%
Net loss attributable to common shareholders	$(82,940)	(7.2%)	$(9,430)	(0.8%)

The following table sets forth revenues, Adjusted EBITDA and net loss of our reportable segments for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Total of Reportable Segments
Revenues	$852,772	$297,059	$—	$1,149,831

Adjusted EBITDA	$829,557	$115,723	$(21,778)	$923,502
Less:
Interest expense, net				512,349
Depreciation and amortization	178,872	131,600	56	310,528
Other, net				20,893
Transaction related and other costs				12,611
Gain on sale of real estate				(2,164)
Goodwill impairment				203,998
Stock-based compensation				12,491
Income tax benefit				(68,474)
Adjustments for equity in earnings from unconsolidated entities				3,019
Net loss				$(81,749)

	Year Ended December 31, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Total of Reportable Segments
Revenues	$827,457	$301,390	$—	$1,128,847

Adjusted EBITDA	$806,027	$125,361	$(25,492)	$905,896
Less:
Interest expense, net				376,832
Depreciation and amortization	172,007	120,666	115	292,788
Other, net				(4,790)
Transaction related and other costs				10,340
Gain on sale of operations				(176)
Gain on sale of real estate				(433)
Goodwill impairment				240,500
Stock-based compensation				12,751
Income tax benefit				(17,365)
Adjustments for equity in earnings from unconsolidated entities				3,571
Net loss				$(8,122)

	Operating Metrics
	As of December 31,
	2023	2022	% Increase / (Decrease)
Operating metrics:
Uniti Leasing:
Fiber strand miles	5,510,000	5,175,000	6.5%
Copper route miles	231,000	230,000	0.4%
Uniti Fiber:
Fiber strand miles	2,960,000	2,860,000	3.5%
Customer connections	28,599	28,137	1.6%
Revenues
Uniti Leasing – Uniti Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases. Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The initial term of the Windstream Leases expires on April 30, 2030. Annual rent under the Windstream Leases is $672.2 million, and is subject to annual escalation at a rate of 0.5%. The rent for the first year of each renewal term under the Windstream Leases will be an amount agreed to by us and Windstream. While the agreements require that the renewal rent be "Fair Market Rent," if we are unable to agree, the renewal Fair Market Rent will be determined by an independent appraisal process. Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%. For a description of the Windstream Leases, see Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources—Windstream Leases.”

	Year Ended December 31,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$672,235	78.8%	$668,890	80.8%
GCI revenue	32,003	3.8%	13,981	1.7%
Total cash revenue	704,238	82.6%	682,871	82.5%
Non-cash revenue
TCI revenue	46,967	5.5%	43,199	5.2%
GCI revenue	16,319	1.9%	14,615	1.8%
Other straight-line revenue	6,722	0.8%	10,091	1.2%
Total non-cash revenue	70,008	8.2%	67,905	8.2%
Total Windstream revenue	774,246	90.8%	750,776	90.7%
Other services	78,526	9.2%	76,681	9.3%
Total Uniti Leasing revenues	$852,772	100.0%	$827,457	100.0%
The increase in tenant funded capital improvements ("TCIs") revenue is attributable to continued investment by Windstream. Windstream invested $167.8 million in TCIs during the year ended December 31, 2023, offset by the Growth Capital Improvement reimbursements of capital improvements that were completed in 2022 that, as allowed under the Windstream Leases, were previously classified as TCIs of $35.1 million. The total amount invested in TCIs by Windstream since the inception of the Windstream Leases (including the Master Lease) was $1.2 billion as of December 31, 2023 and $1.1 billion as of December 31, 2022.

The increase in GCI revenue is attributable to continued reimbursement by Uniti. Uniti reimbursed $250.0 million in Growth Capital Improvements during the year ended December 31, 2023. Subsequent to December 31, 2023, Windstream requested and we reimbursed $79.6 million of qualifying Growth Capital Improvements. As of the date of this Annual Report on Form 10-K, we have reimbursed a total of $873.8 million of Growth Capital Improvements.
For the year ended December 31, 2023, we recognized $78.5 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements, compared to $76.7 million for the year ended December 31, 2022. The increase is primarily driven by revenues from new customer arrangements.
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
Under the terms of the Windstream Leases, Windstream is required to provide us audited financial statements as of and for the year ended December 31, 2023 (the “2023 Financial Statements”) no later than 90-days after its fiscal year-end. After receipt of the 2023 Financial Statements, Uniti expects to file a Form 10-K/A to include the 2023 Financial Statements in our annual report. As of the date of this Annual Report on Form 10-K, Windstream is current on all lease payments required under the Windstream Leases.
Uniti Fiber – Revenue components for the Uniti Fiber segment for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023		2022
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$74,538	25.1%	$78,977	26.2%
Enterprise and wholesale	97,834	32.9%	85,820	28.5%
E-Rate and government	55,682	18.8%	64,219	21.3%
Dark fiber and small cells	65,903	22.2%	69,547	23.1%
Other services	3,102	1.0%	2,827	0.9%
Total Uniti Fiber revenues	$297,059	100.0%	$301,390	100.0%
For the years ended December 31, 2023 and 2022, we recognized $297.1 million and $301.4 million of revenue, respectively, in our Uniti Fiber segment. The decrease in revenues of $4.3 million is primarily due to a decrease in E-rate and government revenues of $8.5 million driven primarily by a decrease in equipment and installation sales, lit backhaul services revenues of $4.4 million driven primarily by decreased one-time unsplicing and cancellation fees and $3.6 million of dark fiber and small cells revenue related to one-time early termination and cancellation revenues, partially offset by an increase in Enterprise and wholesale revenues of $12.0 million driven primarily by increased internet services.

Interest Expense, net

	Year Ended December 31,
(Thousands)	2023	2022	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$318,244	$204,263	$113,981
Senior unsecured notes	142,188	128,749	13,439
Senior secured revolving credit facility - variable rate	14,077	13,868	209
Interest rate swap termination	—	9,243	(9,243)
Other	983	2,013	(1,030)
Total cash interest	475,492	358,136	117,356
Non-cash:
Amortization of deferred financing costs and debt discount	18,498	18,147	351
Accretion of settlement payable	10,506	11,714	(1,208)
Write off of deferred financing costs and debt discount	10,412	2,330	8,082
Pre-tax gain on extinguishment of debt	(1,269)	(13,084)	11,815
Capitalized interest	(1,290)	(411)	(879)
Total non-cash interest	36,857	18,696	18,161
Total interest expense, net	$512,349	$376,832	$135,517

Interest expense for the year ended December 31, 2023 increased $135.5 million compared to the year ended December 31, 2022. The increase in cash interest expense of $117.4 million is primarily due to higher interest on our secured and unsecured notes, as a result of the refinancing activities which occurred during 2022 and 2023, of $127.4 million, partially offset by a $9.2 million decrease in interest rate swap termination interest which ceased October 2022. Non-cash interest expense increased by $18.2 million, primarily due to the $8.1 million increase in write off of unamortized discount and deferred financing costs, primarily associated with the 2025 Secured Notes (as defined below) during the year ended December 31, 2023, and a decrease in the gain recognized on the partial extinguishment of the Exchangeable Notes (as defined below) of $11.8 million.

Depreciation and Amortization Expense
We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Depreciation and amortization expense for our reportable segments for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
(Thousands)	2023	2022	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$171,955	$165,090	$6,865
Uniti Fiber	108,786	97,800	10,986
Corporate	56	115	(59)
Total depreciation expense	280,797	263,005	17,792
Amortization expense
Uniti Leasing	6,917	6,917	—
Uniti Fiber	22,814	22,866	(52)
Total amortization expense	29,731	29,783	(52)
Total depreciation and amortization expense	$310,528	$292,788	$17,740
Uniti Leasing – Depreciation expense increased $6.9 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase is primarily attributable to asset additions since December 31, 2022.
Uniti Fiber – Depreciation expense increased $11.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase is primarily attributable to asset additions since December 31, 2022.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with the administrative activities of our segments.

	Year Ended December 31,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$11,597	1.0%	$12,792	1.1%
Uniti Fiber	62,033	5.4%	54,695	4.8%
Corporate	29,102	2.5%	33,505	3.0%
Total general and administrative expenses	$102,732	8.9%	$100,992	8.9%
Uniti Leasing – General and administrative expense decreased $1.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease is primarily attributable to a decrease in personnel expenses of $1.6 million, partially offset by an increase in insurance costs of $0.5 million.
Uniti Fiber – General and administrative expense increased $7.3 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase is primarily attributable to an increase in personnel expense of $3.6 million, insurance expense of $1.3 million and regulatory expense, driven predominantly by universal service fees of $0.9 million.

Corporate – Corporate general and administrative expense decreased $4.4 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease is primarily attributable to a decrease in legal fees, professional fees, and insurance expense of $6.2 million, partially offset by an increase in personnel expense of $1.8 million.
Operating Expense
Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Year Ended December 31,
	2023		2022
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$22,377	1.9%	$19,232	1.7%
Uniti Fiber	121,899	10.6%	123,899	11.0%
Total operating expenses	$144,276	12.5%	$143,131	12.7%
Uniti Leasing – Operating expense increased $3.1 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase is primarily attributable to a $3.9 million increase in leased asset cost resulting from customer growth, partially offset by a decrease in personnel expense of $0.8 million.
Uniti Fiber – Operating expense decreased $2.0 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease is primarily attributable to decreased non-recurring equipment and installation expenses of $5.1 million, unsplicing expenses of $1.6 million, early termination fees of $1.5 million, and personnel expense of $1.4 million, partially offset by increased maintenance and repairs expense of $5.9 million and one-time construction costs of $1.2 million.
Goodwill Impairment
As a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, we concluded that it was more likely than not that the fair value of the Uniti Fiber segment, estimated using a combination of the income approach and market approach, is less than its carrying amount. Accordingly, we recorded a $204.0 million
($151.9 million net of tax) goodwill impairment in Uniti Fiber segment during the year ended December 31, 2023 as compared to a $240.5 million ($223.9 million net of tax) goodwill impairment in the Uniti Fiber segment during the year ended December 31, 2022. For additional information on this goodwill impairment see “Critical Accounting Estimate – Goodwill” below and Note 3 of notes to our consolidated financial statements contained in Part II, Item 8 "Financial Statements and Supplementary Data."
Transaction Related and Other Costs
Transaction related costs include acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs. For the year ended December 31, 2023, we incurred $12.6 million of transaction related and other costs, compared to $10.3 million of such costs during the year ended December 31, 2022.
Other Expense (Income), net
We recognized $18.4 million of other expense for the year ended December 31, 2023, which included $20.6 million of costs related to the issuance of the February 2028 Secured Notes. We recognized $7.3 million of other income for the year ended December 31, 2022, which included $7.9 million in pre-tax gain on the sale of our investment in Harmoni.

Income Tax Benefit
The income tax benefit recorded for the years ended December 31, 2023 and 2022 relates to the following:

	Year Ended December 31,
(Thousands)	2023	2022
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(68,671)	$(29,031)
Gain on sale of operations	—	6,711
Other undistributed REIT taxable income	—	3,329
REIT state and local taxes	1,459	1,558
Return to accrual adjustments	(1,297)	11
Other	35	57
Total income tax benefit	$(68,474)	$(17,365)

The primary difference between income tax benefit related to Uniti Fiber pre-tax loss for 2023 versus 2022 is impairment of tax-deductible goodwill.
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
We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, (collectively, “Transaction Related and Other Costs”), costs related to the settlement with Windstream, goodwill impairment charges, executive severance costs, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.
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
The reconciliation of our net loss to EBITDA and Adjusted EBITDA and of our net loss attributable to common shareholders to FFO and AFFO for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
(Thousands)	2023	2022
Net loss	$(81,749)	$(8,122)
Depreciation and amortization	310,528	292,788
Interest expense, net	512,349	376,832
Income tax benefit	(68,474)	(17,365)
EBITDA	$672,654	$644,133
Stock based compensation	12,491	12,751
Transaction related and other costs	12,611	10,340
Gain on sale of operations	—	(176)
Gain on sale of real estate	(2,164)	(433)
Goodwill impairment	203,998	240,500
Other, net	20,893	(4,790)
Adjustments for equity in earnings from unconsolidated entities	3,019	3,571
Adjusted EBITDA	$923,502	$905,896

	Year Ended December 31,
(Thousands)	2023	2022
Net loss attributable to common shareholders	$(82,940)	$(9,430)
Real estate depreciation and amortization	221,115	211,892
Gain on sale of real estate assets	(2,164)	(433)
Participating securities share in earnings	1,207	1,135
Participating securities share in FFO	(2,064)	(2,345)
Real estate depreciation and amortization from unconsolidated entities	1,740	2,366
Adjustments for noncontrolling interests	(100)	(260)
FFO attributable to common shareholders	$136,794	$202,925
Transaction related and other costs	12,611	10,340
Amortization of deferred financing costs and debt discount	18,498	18,147
Write off of deferred financing costs and debt discount	10,412	2,330
Gain on extinguishment of debt	(1,269)	(13,084)
Costs related to the early repayment of debt	51,997	—
Stock based compensation	12,491	12,751
Gain on sale of unconsolidated entity, net of tax	(2,476)	(1,212)
Gain on sale of operations	—	(176)
Non-real estate depreciation and amortization	89,413	80,896
Goodwill impairment, net of tax	151,856	223,903
Straight-line revenues and amortization of below-market lease intangibles	(37,944)	(40,925)
Maintenance capital expenditures	(6,962)	(10,000)
Other, net	(51,337)	(31,838)
Adjustments for equity in earnings from unconsolidated entities	1,280	1,207
Adjustments for noncontrolling interests	(112)	(146)
AFFO attributable to common shareholders	$385,252	$455,118
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
We have elected to treat the subsidiaries through which we operate Uniti Fiber and certain subsidiaries of Uniti Leasing as TRSs. TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.
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
Impairment of Property, Plant and Equipment
We continually monitor events and changes in circumstances that could indicate that the carrying amount of our property, plant and equipment may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of those assets through its undiscounted future cash flows and the eventual disposition of the asset. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our property, plant and equipment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the related assets. During the years ended December 31, 2023 and 2022, no impairment losses were recognized.

Goodwill
As of December 31, 2023 and 2022, all of our goodwill is included in our Uniti Fiber segment. Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. Our annual impairment test is performed with a valuation date of October 1. In accordance with ASC 350-20, Intangibles-Goodwill and Other ("ASC 350-20"), we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). On the occurrence of a Triggering Event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit must be compared with its carrying value. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and the assignment of goodwill to reporting units.
During the third quarter of 2023, the Company identified a Triggering Event and, therefore, performed a qualitative and quantitative goodwill impairment test with a valuation date of September 30, 2023. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate. As a result, we concluded that the fair value of the Uniti Fiber reporting unit, estimated using a combination of the income approach and market approach, was less than its carrying amount. Accordingly, we recorded a $204.0 million ($151.9 million net of tax) goodwill impairment charge in the Uniti Fiber segment during the three months ended September 30, 2023.
During the third quarter of 2022, the Company identified a Triggering Event and, therefore, performed a qualitative and quantitative goodwill impairment test with a valuation date of September 30, 2022. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate. As a result, we concluded that the fair value of the Uniti Fiber reporting unit, estimated using a combination of the income approach and market approach, was less than its carrying amount. Accordingly, we recorded a $216.0 million ($205.7 million net of tax) goodwill impairment charge in the Uniti Fiber reporting unit during the three months ended September 30, 2022. During the fourth quarter of 2022, we performed an additional quantitative and qualitative impairment test, and concluded that as a result of the continuing macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, the fair value of the Uniti Fiber reporting unit was less than its carrying amount. As a result, we recorded a $24.5 million ($18.2 million net of tax) goodwill impairment charge in the Uniti Fiber reporting unit during the three months ended December 31, 2022.
During the year ended December 31, 2021 no impairment losses were recognized.
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
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $313.4 million of the $490.1 million due to Windstream under the settlement agreement. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020, and $225 million in 2021, 2022 and 2023 and are limited to $225 million in 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. As of December 31, 2023, we have reimbursed a total of $794.2 million in Growth Capital Improvements.
Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily from the Windstream Leases), available borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance 2019 Inc. (collectively, the "Borrowers"), the guarantors and lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “Credit Agreement”), and proceeds from the issuance of debt and equity securities. As of December 31, 2023, the Credit Agreement provided for a $500 million revolving credit facility that matures on September 24, 2027 (the “Revolving Credit Facility”).
As of December 31, 2023, we had cash and cash equivalents of $62.3 million and approximately $292.0 million of borrowing availability under our Revolving Credit Facility under the Credit Agreement. Subsequent to December 31, 2023, other than $79.6 million of Growth Capital Improvements, there have been no material outlays of funds outside of our scheduled interest and dividend payments.

Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose restrictions on our ability to pay dividends. There were no such restrictions as of December 31, 2023.

	Year Ended December 31,
(Thousands)	2023	2022
Cash flow from operating activities:
Net cash provided by operating activities	$353,129	$460,115
Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $353.1 million and $460.1 million for the years ended December 31, 2023 and 2022, respectively. The decrease in net cash provided by operating activities during the year ended December 31, 2023 is primarily attributable to increases in cash interest expense, related to the issuance of the February 2028 Secured Notes, and changes in working capital, including the timing of interest payments associated with debt activities occurring in 2023.

	Year Ended December 31,
(Thousands)	2023	2022
Cash flow from investing activities:
Proceeds from sale of unconsolidated entity	$—	$32,527
Proceeds from sale of operations	—	541
Proceeds from sale of other equipment	3,146	1,815
Proceeds from sale of real estate, net of cash	2,545	665
Other capital expenditures	(417,002)	(427,567)
Net cash used in investing activities	$(411,311)	$(392,019)
Cash used in investing activities was $411.3 million for the year ended December 31, 2023 and is primarily driven by capital expenditures of $417.0 million, which includes $250.0 million of Growth Capital Improvements. Cash used in investing activities for the year ended December 31, 2022 was $392.0 million and was primarily driven by capital expenditures of $427.6 million, which included $238.0 million of Growth Capital Improvements, partially offset by proceeds from the sale of the Harmoni investment of $32.5 million.

	Year Ended December 31,
(Thousands)	2023	2022
Cash flow from financing activities:
Repayment of debt	$(2,263,662)	$(194,043)
Proceeds from issuance of Notes	2,600,000	306,500
Dividends paid	(107,405)	(142,950)
Payments of settlement payable	(98,022)	—
Borrowings under revolving credit facility	506,000	180,000
Payments under revolving credit facility	(486,000)	(192,000)
Finance lease payments	(2,262)	(1,193)
Payments for financing costs	(26,955)	(9,852)
Payments for capped call option	—	(21,149)
Payment for settlement of common stock warrant	(56)	(522)
Termination of bond hedge option	59	1,190
Costs related to early repayment of debt	(44,303)	—
Distributions paid to noncontrolling interest	(48)	(233)
Payment for exchange of noncontrolling interest	—	(4,620)
Employee stock purchase plan	730	589
Payments related to tax withholding for stock-based compensation	(1,433)	(4,913)
Net cash provided by (used in) financing activities	$76,643	$(83,196)

Cash provided by financing activities was $76.6 million for the year ended December 31, 2023, which was primarily driven by proceeds received from the issuance of the February 2028 Secured Notes of $2.6 billion and borrowings under the Revolving Credit Facility of $506.0 million, offset by the repayment of the 2025 Secured Notes of $2.3 billion, dividend payments of $107.4 million, payments under the Revolving Credit Facility of $486.0 million, settlement payments of $98.0 million, and costs related to the early repayment of debt of $44.3 million. Cash used in financing activities was $83.2 million for the year ended December 31, 2022, which was primarily driven by the repayment of the Exchangeable Notes of $194.0 million, dividend payments of $143.0 million, payments under the Revolving Credit Facility $192.0 million, and payments for the capped call option related to the February 2028 Secured Notes of $21.1 million, partially offset by proceeds received from the issuance of the February 2028 Secured Notes of $306.5 million and borrowings under the Revolving Credit Facility of $180.0 million.

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
Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion of Growth Capital Improvements. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020, and $225 million per year in 2021, 2022, and 2023, and are limited to $225 million in 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2022, Uniti’s combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2021.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively, the “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. No such loans have been made as of December 31, 2023.
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
Senior Notes
At December 31, 2023, the Operating Partnership and certain of its subsidiaries had outstanding $2.6 billion aggregate principal amount of the February 2028 Secured Notes, $570.0 million aggregate principal amount of 4.750% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”), $700.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”), and $1.1 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”).
Convertible Notes
At December 31, 2023, the Company had outstanding $306.5 million aggregate principal amount of 7.50% Convertible Senior Notes due December 1, 2027 (the “Convertible 2027 Notes”). The Convertible 2027 Notes are guaranteed by each of the Company’s subsidiaries that is an issuer, obligor or guarantor under the Company’s existing senior notes (except initially those subsidiaries that require regulatory approval prior to guaranteeing the Convertible 2027 Notes). The Convertible 2027 Notes bear interest at a fixed rate of 7.50% per year, payable semiannually in arrears on June 1 and December 1 of each year. The Convertible 2027 Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election at an initial conversion rate of 137.1742 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $7.29 per share) subject to adjustment. The Convertible 2027 Notes will mature on December 1, 2027, unless earlier converted, redeemed or repurchased.
Exchangeable Notes
At December 31, 2023, the Company had outstanding $122.9 million aggregate principal amount of 4.00% Exchangeable Senior Unsecured Notes due June 15, 2024 (the “Exchangeable Notes”). The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber Holding Inc.’s election.
On March 21, 2023, the Company repurchased approximately $15.0 million of the Exchangeable Notes for total cash consideration of $13.7 million.
Credit Agreement
The Borrowers are party to the Credit Agreement, which as of December 31, 2023, provided for the $500 million Revolving Credit Facility that matures on September 24, 2027, which provides us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time.
On March 24, 2023, the Borrowers, each a subsidiary of Uniti Group Inc., entered into Amendment No. 8 (the “Amendment”) to the Credit Agreement, which extended the maturity to September 24, 2027. The Amendment also transitioned the Revolving Credit Facility from LIBOR to Term SOFR, and in connection with that change, set the credit spread adjustment to ten basis points for all interest periods. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to

1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2023, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
A termination of either Windstream Lease would result in an “event of default” under the Credit Agreement if a replacement lease is not entered into within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a Term SOFR rate plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.50% of the average amount of unused commitments during the applicable quarter (subject to a step-down to 0.40% per annum of the average amount of unused commitments during the applicable quarter upon achievement of a consolidated secured leverage ratio not to exceed a certain level), as well as quarterly letter of credit fees equal to the product of (A) the applicable margin with respect to Term SOFR borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.
In connection with the up-REIT Reorganization, the Operating Partnership replaced the Company and assumed its obligations as an obligor under the Credit Agreement. The Company is a guarantor to all series of senior notes, including the Exchangeable Notes, and under the Credit Agreement. Separate financial statements of the Operating Partnership have not been included since the Operating Partnership is not a registrant.

Asset-Backed Securities Facility

On February 23, 2024, the ABS Loan Parties, each an indirect subsidiary of the Company, entered into the ABS Loan Agreement with Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders identified therein.

The ABS Loan Agreement provides for the ABS Loan Facility of up to $350 million. Unless otherwise terminated pursuant to the terms of the ABS Loan Agreement, the ABS Loan Facility matures on the Closing Date. The Company intends to refinance the ABS Loan Facility in full with proceeds from a long-term ABS facility secured primarily by certain Uniti Fiber network assets.

Amounts outstanding under the ABS Loan Facility will bear interest at a floating rate equal to, at the Company’s option, either (i) the one-month or three-month SOFR, plus a spread of 3.75% per annum or (ii) Base Rate, plus a spread of 2.75% per annum; provided that the spread will automatically increase to (a) 4.50% per annum in the case of loans bearing interest based on SOFR and 3.50% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 12 months following the Closing Date and (b) 5.25% per annum in the case of loans bearing interest based on SOFR and 4.25% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 15 months following the Closing Date. The Company intends to cap SOFR interest expense for the duration of the ABS Loan Facility pursuant to an interest rate protection agreement.

In connection with the ABS Loan Facility, the Company formed ABS Parent and directed the formation of the ABS Loan Parties, which are direct and indirect subsidiaries of ABS Parent. Each of the ABS Loan Parties is a Delaware limited liability company and a special purpose, bankruptcy-remote, indirect subsidiary of the Company. The ABS Loan Facility is secured by equity in the ABS Borrower and substantially all of the assets of the ABS Loan Parties (subject to certain customary limited exceptions) and is non-recourse to the Company. Each of the ABS Loan Parties and ABS Parent was designated as an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. The assets of the ABS Loan Parties will only be available for payment of the obligations arising under the ABS Loan Agreement and will not be available to pay any obligations or claims of the Company’s other creditors.

In connection with the initial funding under the ABS Loan Facility on the Closing Date, the Company will, directly or indirectly, (i) transfer certain Uniti Fiber non-regulated and interstate customer contracts and related equipment to the ABS Loan Parties and (ii) grant an indefeasible right of use in the related fiber network assets to such ABS Loan Parties. In addition, certain of the ABS Loan Parties will enter into the Management Agreement with the Manager, pursuant to which the Manager will be responsible for servicing and administering the assets securing the ABS Loan Facility and be permitted to make reimbursable servicing advances in respect of the collateral securing the ABS Loan Facility under certain circumstances.

The ABS Loan Agreement contains customary covenants limiting the ability of the ABS Loan Parties to: incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell fiber network assets; enter into transactions with affiliates; and create restrictions on the ability of the ABS Loan Parties to incur liens on their assets constituting collateral to secure obligations under the ABS Loan Agreement. These covenants are subject to a number of limitations, qualifications and exceptions. The ABS Loan Agreement also contains a maximum leverage financial maintenance covenant and customary events of default.
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate declaring dividends for the 2024 tax year to comply with our REIT distribution requirements. We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand, borrowings under our Revolving Credit Facility and ABS Loan Facility and cash flows provided by operating activities. Our 2023 capital expenditures of $417.0 million and dividend payments of $107.4 million exceeded our 2023 cash flow from operating activities of $353.1 million, which has led us to seek additional external sources of capital.
As of December 31, 2023, we had $292.0 million in borrowing availability under our Revolving Credit Facility (subject to customary borrowing conditions), however, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
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
Contractual Obligations
We enter into various contractual arrangements as a part of our normal operations. Many of these contractual obligations are discussed in the notes to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December 31, 2023, material obligations discussed in the notes to our consolidated financial statements included principal and interest payments on our long-term debt discussed above and in Note 13, operating and finance leases discussed in Note 5, and reimbursement commitments for growth capital improvements and cash payments related to the settlement agreement discussed in Note 3.
In addition, we have material purchase commitments related to network deployment for success-based projects for which we have a signed customer contract before we commit resources to expand our network. As of December 31, 2023, purchase commitments totaled $5.4 million due in 2024 and $0.9 million due in 2025. Projections of future cash flows are subject to substantial uncertainty as discussed throughout Part II, Item 7 “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and particularly in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so.
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
The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
January 1, 2023 - March 31, 2023	April 14, 2023	$0.15	March 31, 2023
April 1, 2023 - June 30, 2023	June 30, 2023	$0.15	June 16, 2023
July 1, 2023 - September 30, 2023	September 22, 2023	$0.15	September 8, 2023
October 1, 2023 - December 31, 2023	January 4, 2024	$0.15	December 15, 2023
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
Capital Expenditures

	Twelve Months Ended December 31, 2023
(Thousands)	Success Based	Maintenance	Non-Network	Total
Capital expenditures:
Uniti Leasing, excluding growth capital improvements	$27,235	$—	$—	$27,235
Growth capital improvements	250,000	—	—	250,000
Uniti Fiber	132,085	6,962	720	139,767
Total capital expenditures	$409,320	$6,962	$720	$417,002
We categorize our capital expenditures as either (i) success-based, (ii) maintenance, or (iii) non-network. We define success-based capital expenditures as those related to installing existing or anticipated contractual customer service orders. Maintenance capital expenditures are those necessary to keep existing network elements fully operational. We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber businesses and expect that cash on hand and cash flows provided by operating activities will be sufficient to support these investments. We have the right, but not the obligation (except for Growth Capital Improvements), to reimburse growth capital expenditures in certain of our lease arrangements where we are the lessor.
Uniti’s total annual reimbursement commitments to Windstream for the Growth Capital Improvements is discussed above in this Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations" in “Liquidity and Capital Resources—Windstream Leases.” Growth Capital Improvements are treated as success-based capital improvements based on the rents paid with respect to such amounts.

If circumstances warrant, we may need to take measures to conserve cash, which may include a suspension, delay or reduction in success-based capital expenditures.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
In fiscal year 2023, our primary market risk exposure was interest rate risk with respect to our variable rate indebtedness under our Revolving Credit Facility, which had an aggregate principal amount of $208.0 million as of December 31, 2023. A hypothetical 10% change in interest rates effective at December 31, 2023, would have had a $1.4 million impact on Uniti’s results of operations for the year ended December 31, 2023.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Uniti Group Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Fair Value of the Uniti Fiber Reporting Unit
As discussed in Notes 3 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $157.4 million as of December 31, 2023, all of which is associated with the Uniti Fiber segment. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company estimated the fair value of the Uniti Fiber reporting unit using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses. The Company recorded impairment of goodwill for the Uniti Fiber reporting unit of $204.0 million during the year ended December 31, 2023 to reduce the carrying value of the reporting unit to its estimated fair value.

We identified the evaluation of the fair value of the Uniti Fiber reporting unit as a critical audit matter. We performed risk assessment procedures to determine the significant assumptions used to estimate the fair value of the reporting unit. Specifically, forecasted revenue, profit margin, and capital expenditures were challenging to test as they represent subjective estimates of future operations. The discount rate and long-term growth rate were also challenging to test as they represent subjective judgments about the investment market for infrastructure operations and assets. Minor changes to these assumptions, either individually or in aggregate, could have a significant effect on the Company’s assessment of the fair value of the reporting unit. Additionally, the audit effort associated with the evaluation of the fair value of the reporting unit required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s reporting unit fair value determination. This included controls related to forecasted revenue, profit margin, and capital expenditures as well as the discount rate and long-term growth rate. We evaluated the forecasted revenue and profit margins by comparing them to peer company analyst reports. We also obtained an understanding of the Company’s intent to carry out particular courses of action by inspecting their written plans and other relevant documentation, and assessed how the Company incorporated those planned actions into forecasted revenue, profit margins and capital expenditures. We compared the Company’s historical revenue, profit margin and capital expenditure forecasts to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s forecasted revenue, profit margin, and capital expenditures by comparing them to historical results. We also evaluated whether the information used in the determination of the fair value of the reporting unit was consistent with other information used internally, presented to the Board of Directors, and used to develop other externally presented financial information. In addition, we involved a valuation professional with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate and long-term growth rate by comparing them to market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020

Dallas, Texas
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Uniti Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Uniti Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an insufficient complement of personnel with appropriate technical expertise to perform effective risk assessment related to determining the income tax impact of goodwill impairments has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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

/s/ KPMG LLP
Dallas, Texas
February 29, 2024

Uniti Group Inc.
Consolidated Balance Sheets

(Thousands, except par value)	December 31, 2023	December 31, 2022
Assets:
Property, plant and equipment, net	$3,982,069	$3,754,547
Cash and cash equivalents	62,264	43,803
Accounts receivable, net	46,358	42,631
Goodwill	157,380	361,378
Intangible assets, net	305,115	334,846
Straight-line revenue receivable	90,988	68,595
Operating lease right-of-use assets, net	125,105	88,545
Other assets, net	118,117	77,597
Investments in unconsolidated entities	—	38,656
Deferred income tax assets, net	109,128	40,631
Assets held for sale	28,605	—
Total Assets	$5,025,129	$4,851,229
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$119,340	$122,195
Settlement payable (Note 3)	163,583	251,098
Intangible liabilities, net	156,397	167,092
Accrued interest payable	133,683	121,316
Deferred revenue	1,273,661	1,190,041
Dividends payable	36,162	2
Operating lease liabilities	84,404	66,356
Finance lease obligations	18,110	15,520
Notes and other debt, net	5,523,579	5,188,815
Liabilities held for sale	331	—
Total liabilities	7,509,250	7,122,435

Commitments and contingencies (Note 17)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 236,559 shares at December 31, 2023 and 235,829 at December 31, 2022	24	24
Additional paid-in capital	1,221,824	1,210,033
Distributions in excess of accumulated earnings	(3,708,240)	(3,483,634)
Total Uniti shareholders' deficit	(2,486,392)	(2,273,577)
Noncontrolling interests:
Operating partnership units	2,021	2,121
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	250
Total shareholders' deficit	(2,484,121)	(2,271,206)
Total Liabilities and Shareholders' Deficit	$5,025,129	$4,851,229
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of (Loss) Income

	Year Ended December 31,
(Thousands, except per share data)	2023	2022	2021
Revenues:
Revenue from rentals
Uniti Leasing	$845,925	$822,867	$797,048
Uniti Fiber	65,903	69,547	48,052
Total revenue from rentals	911,828	892,414	845,100
Service revenues
Uniti Leasing	6,847	4,590	4,449
Uniti Fiber	231,156	231,843	250,973
Total service revenues	238,003	236,433	255,422
Total revenues	1,149,831	1,128,847	1,100,522
Costs and Expenses:
Interest expense, net	512,349	376,832	446,296
Depreciation and amortization	310,528	292,788	290,942
General and administrative expense	102,732	100,992	101,176
Operating expense (exclusive of depreciation, accretion and amortization)	144,276	143,131	146,869
Goodwill impairment (Note 3)	203,998	240,500	—
Transaction related and other costs	12,611	10,340	7,544
Gain on sale of real estate	(2,164)	(433)	(442)
Gain on sale of operations	—	(176)	(28,143)
Other expense (income), net	18,386	(7,269)	18,553
Total costs and expenses	1,302,716	1,156,705	982,795

(Loss) income before income taxes and equity in earnings from unconsolidated entities	(152,885)	(27,858)	117,727
Income tax benefit	(68,474)	(17,365)	(4,916)
Equity in earnings from unconsolidated entities	(2,662)	(2,371)	(2,102)
Net (loss) income	(81,749)	(8,122)	124,745
Net (loss) income attributable to noncontrolling interests	(36)	153	1,085
Net (loss) income attributable to shareholders	(81,713)	(8,275)	123,660
Participating securities' share in earnings	(1,207)	(1,135)	(1,077)
Dividends declared on convertible preferred stock	(20)	(20)	(10)
Net (loss) income attributable to common shareholders	$(82,940)	$(9,430)	$122,573

(Loss) earnings per common share (Note 15)
Basic	$(0.35)	$(0.04)	$0.53
Diluted	$(0.35)	$(0.04)	$0.51

Weighted-average number of common shares outstanding
Basic	236,401	235,567	232,888
Diluted	236,401	235,567	264,077
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(Thousands)	2023	2022	2021
Net (loss) income	$(81,749)	$(8,122)	$124,745
Other comprehensive income:
Interest rate swap termination	—	9,243	11,317
Other comprehensive income	—	9,243	11,317
Comprehensive (loss) income	(81,749)	1,121	136,062
Comprehensive (loss) income attributable to noncontrolling interest	(36)	232	1,199
Comprehensive (loss) income attributable to shareholders	$(81,713)	$889	$134,863
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	231,261,958	$23	$1,209,141	$(20,367)	$(3,330,455)	$69,157	$125	$(2,072,376)
2021 Activity:
Cumulative effect adjustment for adoption of new accounting standard	—	—	—	—	(59,908)	—	14,598	—	—	(45,310)
Net Income	—	—	—	—	—	—	123,660	1,085	—	124,745
Other comprehensive income	—	—	—	—	—	11,203	—	114	—	11,317
Common stock dividends declared ($0.60 per share)	—	—	—	—	—	—	(141,284)	—	—	(141,284)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,285)	—	(1,285)
Exchange of noncontrolling interest	—	—	2,768,199	—	55,178	—	—	(55,178)	—	—
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4,100)	—	—	—	—	(4,100)
Stock-based compensation	—	—	674,140	—	13,847	—	—			13,847
Issuance of common stock - employee stock purchase plan	—	—	74,950	—	672	—	—	—		672
Balance at December 31, 2021	—	$—	234,779,247	$23	$1,214,830	$(9,164)	$(3,333,481)	$13,893	$125	$(2,113,774)

2022 Activity:
Net loss	—	—	—	—	—	—	(8,275)	153	—	(8,122)
Other comprehensive income	—	—	—	—	—	9,164	—	79	—	9,243
Common stock dividends declared ($0.60 per share)	—	—	—	—	—	—	(141,753)	—	—	(141,753)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(127)	—	(127)
Issuance of non-voting convertible preferred stock	—	—	—	—	—	—	(125)	—	125	—
Exchange of noncontrolling interest	—	—	244,682	—	7,257	—	—	(11,877)	—	(4,620)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4,913)	—	—	—	—	(4,913)
Stock-based compensation	—	—	735,702	0	12,751	—	—	—	—	12,751
Issuance of common stock - employee stock purchase plan	—	—	69,854	—	589	—	—	—	—	589
Payments to settle capped call option	—	—	—	—	(21,149)	—	—	—	—	(21,149)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Payment for settlement of common stock warrant	—	—	—	—	(522)	—	—	—	—	(522)
Termination of bond hedge option	—	—	—	—	1,190	—	—	—	—	1,190
Balance at December 31, 2022	—	$—	235,829,485	$24	$1,210,033	$—	$(3,483,634)	$2,121	$250	$(2,271,206)

2023 Activity:
Net loss	—	—	—	—	—	—	(81,713)	(36)	—	(81,749)
Common stock dividends declared ($0.60 per share)	—	—	—	—	—	—	(142,893)	—	—	(142,893)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(64)	—	(64)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,433)	—	—	—	—	(1,433)
Stock-based compensation	—	—	556,475	—	12,491	—	—	—	—	12,491
Issuance of common stock - employee stock purchase plan	—	—	172,641	—	730	—	—	—	—	730
Payment for settlement of common stock warrant	—	—	—	—	(56)	—	—	—	—	(56)
Termination of bond hedge option	—	—	—	—	59	—	—	—	—	59
Balance at December 31, 2023	—	$—	236,558,601	$24	$1,221,824	$—	$(3,708,240)	$2,021	$250	$(2,484,121)
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2023	2022	2021
Cash flow from operating activities
Net (loss) income	$(81,749)	$(8,122)	$124,745
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	310,528	292,788	290,942
Amortization of deferred financing costs and debt discount	18,498	18,147	18,122
Loss (Gain) on debt extinguishment	31,187	(10,754)	49,280
Interest rate swap termination	—	9,243	11,317
Deferred income taxes	(68,497)	(28,909)	(6,467)
Equity in earnings of unconsolidated entities	(2,662)	(2,371)	(2,102)
Distributions of cumulative earnings from unconsolidated entities	3,964	3,969	3,922
Cash paid for interest rate swap settlement	—	(10,413)	(12,483)
Straight-line rental revenues	(37,944)	(40,925)	(41,239)
Stock-based compensation	12,491	12,751	13,847
Gain on sale of operations	—	(176)	(28,143)
Gain on sale of unconsolidated entity	(2,646)	(7,923)	—
Goodwill impairment (Note 3)	203,998	240,500	—
Gain on prepayment of settlement payable (Note 3)	—	—	(5,432)
(Gain) Loss on asset disposals	(573)	898	(213)
Gain on sale of real estate	(2,164)	(433)	(442)
Accretion of settlement payable	10,506	11,714	16,901
Other	701	(72)	145
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,727)	(4,176)	24,497
Other assets	15,795	15,148	14,161
Accounts payable, accrued expenses and other liabilities	(54,577)	(30,769)	27,799
Net cash provided by operating activities	353,129	460,115	499,157
Cash flow from investing activities
Proceeds from sale of other equipment	3,146	1,815	1,487
Proceeds from sale of operations (Note 6)	—	541	62,113
Proceeds from sale of real estate, net of cash	2,545	665	1,034
Proceeds from sale of unconsolidated entity	—	32,527	—
Capital expenditures	(417,002)	(427,567)	(385,855)
Net cash used in by investing activities	(411,311)	(392,019)	(321,221)
Cash flow from financing activities
Repayment of debt	(2,263,662)	(194,043)	(2,260,000)
Proceeds from issuance of Notes	2,600,000	306,500	2,380,000
Dividends paid	(107,405)	(142,950)	(141,371)
Payments of settlement payable	(98,022)	—	(190,924)
Payments of contingent consideration	—	—	(2,979)
Borrowings under revolving credit facility	506,000	180,000	310,000
Payments under revolving credit facility	(486,000)	(192,000)	(220,000)
Finance lease payments	(2,262)	(1,193)	(2,019)
Payments for financing costs	(26,955)	(9,852)	(27,660)
Payments for capped call option	—	(21,149)	—
Payment for settlement of common stock warrant	(56)	(522)	—
Proceeds from termination of bond hedge option	59	1,190	—
Costs related to early repayment of debt	(44,303)	—	(36,486)
Distributions paid to noncontrolling interest	(48)	(233)	(1,700)
Payment for exchange of noncontrolling interest	—	(4,620)	—
Proceeds from employee stock purchase plan	730	589	672
Payments related to tax withholding for stock-based compensation	(1,433)	(4,913)	(4,100)
Net cash provided by (used in) financing activities	76,643	(83,196)	(196,567)
Net increase (decrease) in cash and cash equivalents	18,461	(15,100)	(18,631)

Cash and cash equivalents at beginning of period	43,803	58,903	77,534
Cash and cash equivalents at end of period	$62,264	$43,803	$58,903
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$8,798	$8,519	$15,395
Tenant capital improvements	$167,763	$119,685	$139,012
Sale of unconsolidated entity	$40,000	$—	$—
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2023, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership.
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
Immaterial Error Correction of Previously Issued Financial Statements
The Company has made certain adjustments to previously reported amounts for correcting immaterial errors related to the income tax benefits associated with the goodwill impairment in our unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months then ended, as summarized in the table below. The Company's management has determined that their related impact was not material to those financial statements. The adjustments had no impact on Adjusted EBITDA (see Note 16), which is the performance measure management uses to evaluate the performance of our reportable segments or our operating cash flows. The Company will correct previously reported financial information for these immaterial errors in our future filings, as applicable.
Unaudited Interim Financial Information

A summary of the adjustments to our prior period unaudited condensed consolidated balance sheet, condensed consolidated statement of loss, condensed consolidated statement of comprehensive loss, and condensed consolidated statement of cash flows is presented below:

	As of September 30, 2023
(Thousands)	As Reported	Adjustments	As Adjusted
Goodwill	$208,378	$(50,998)	$157,380
Deferred income taxes, net	$90,792	$13,035	$103,827
Total Assets	$4,981,325	$(37,963)	$4,943,362
Distributions in excess of accumulated earnings	$(3,665,569)	$(37,946)	$(3,703,515)
Total Uniti shareholders' deficit	$(2,446,730)	$(37,946)	$(2,484,676)
Operating partnership units	$2,040	$(17)	$2,023
Total shareholders' deficit	$(2,444,440)	$(37,963)	$(2,482,403)
Total Liabilities and Shareholders' Deficit	$4,981,325	$(37,963)	$4,943,362

	Three Months Ended September 30, 2023
(Thousands)	As Reported	Adjustments	As Adjusted
Goodwill impairment	$153,000	$50,998	$203,998
Loss before income taxes and equity in earnings from unconsolidated entities	$(124,698)	$(50,998)	$(175,696)
Income tax benefit	$(43,095)	$(13,035)	$(56,130)
Net loss	$(80,933)	$(37,963)	$(118,896)
Net loss attributable to noncontrolling interest	$(36)	$(17)	$(53)
Net loss attributable to shareholders	$(80,897)	$(37,946)	$(118,843)
Net loss attributable to common shareholders	$(81,223)	$(37,946)	$(119,169)
Earnings per share - Basic	$(0.34)	$(0.16)	$(0.50)
Earnings per share - Diluted	$(0.34)	$(0.16)	$(0.50)

Comprehensive loss:
Net loss	$(80,933)	$(37,963)	$(118,896)
Comprehensive loss	$(80,933)	$(37,963)	$(118,896)
Comprehensive loss attributable to noncontrolling interest	$(36)	$(17)	$(53)
Comprehensive loss attributable to shareholders	$(80,897)	$(37,946)	$(118,843)

	Nine Months Ended September 30, 2023
(Thousands)	As Reported	Adjustments	As Adjusted
Goodwill impairment	$153,000	$50,998	$203,998
Loss before income taxes and equity in earnings from unconsolidated entities	$(126,360)	$(50,998)	$(177,358)
Income tax benefit	$(49,864)	$(13,035)	$(62,899)
Net loss	$(74,506)	$(37,963)	$(112,469)
Net loss attributable to noncontrolling interest	$(33)	$(17)	$(50)
Net loss attributable to shareholders	$(74,473)	$(37,946)	$(112,419)
Net loss attributable to common shareholders	$(75,378)	$(37,946)	$(113,324)
Earnings per share - Basic	$(0.32)	$(0.16)	$(0.48)
Earnings per share - Diluted	$(0.32)	$(0.16)	$(0.48)

Comprehensive loss:
Net loss	$(74,506)	$(37,963)	$(112,469)
Comprehensive loss	$(74,506)	$(37,963)	$(112,469)
Comprehensive loss attributable to noncontrolling interest	$(33)	$(17)	$(50)
Comprehensive loss attributable to shareholders	$(74,473)	$(37,946)	$(112,419)

	Nine Months Ended September 30, 2023
(Thousands)	As Reported	Adjustments	As Adjusted
Cash Flows from Operating Activities
Net Loss	$(74,506)	$(37,963)	$(112,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	$(50,161)	$(13,035)	$(63,196)
Goodwill impairment	$153,000	$50,998	$203,998
Net cash provided by operating activities	$190,575	$—	$190,575
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
Liquidity—We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We also anticipate declaring dividends for the 2024 tax year to comply with our REIT distribution requirements. We anticipate these expenditures will be met, as well as operating expenses (including our debt service obligations), in the near term from our cash on hand, borrowings under our Revolving Credit Facility and the new $350 million ABS Loan Facility we entered into in February 2024 and cash flows provided by operating activities. Our 2023 capital expenditures of $417.0 million and dividend payments of $107.4 million exceeded our 2023 cash flow from operating activities of $353.1 million, which led us to seek additional external sources of capital. We will closely monitor the equity and debt markets and may seek to access those markets when we deem conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on our operating performance, capital requirements, and the availability of those capital markets, all of which are subject to uncertainties.
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
The Company also enters into leasing arrangements providing for the long‑term use of constructed fiber that is then integrated into the Company’s network infrastructure. For each lease that qualifies as a finance lease, the present value of the lease payments, which may include both periodic lease payments over the term of the lease as well as upfront payments to the lessor, is capitalized at the inception of the lease and included in property and equipment. As of December 31, 2023 and 2022, the accumulated amortization of our finance lease assets was $20.4 million and $22.2 million, respectively.
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
Tenant Capital Improvements—The leases with Windstream (as discussed below) provide that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as property, plant and equipment and deferred revenue. We depreciate the property, plant and equipment over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2023 and 2022, the net book value of TCIs recorded as a component of property, plant and equipment on our Consolidated Balance Sheets was $970.1 million and $884.4 million, respectively. For the years ended December 31, 2023, 2022 and 2021, we recognized $47.0 million, $43.2 million, and $39.0 million of revenue and depreciation expense related to TCIs, respectively.
Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. Assets held for sale are no longer depreciated once held for sale criteria are met. During the years ended December 31, 2023, 2022 and 2021, there were no events or changes in circumstances indicating that the carrying amount of any of our assets groups was not recoverable from future undiscounted net cash flows we expect the asset groups to generate, and no impairment losses were recognized.
Asset Retirement Obligations—The Company records obligations to perform asset retirement activities, primarily including requirements to remove equipment from leased space or customer sites as required under the terms of the related lease and customer agreements. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. The liability accretes as a result of the passage of time and related accretion expense is recognized in the Consolidated Statements of (Loss) Income. The associated asset retirement costs are capitalized as an additional carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s useful life. As of December 31, 2023 and 2022, our aggregate carrying amount of asset retirement obligations totaled $16.8 million and $13.3 million, respectively. During the year ended December 31, 2023, we incurred $6.5 million in liabilities related to asset retirement obligations and in the year ended December 31, 2022, we incurred no liabilities related to asset retirement obligations. During the years ended December 31, 2023, 2022, and 2021, we recognized $2.8 million, $1.7 million, and $1.5 million of accretion expense related to asset retirement obligations, respectively, included in depreciation and amortization expense in our Consolidated Statements of (Loss) Income.
Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held at financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less.
Derivative Instruments and Hedging Activities—We account for our derivatives in accordance with FASB ASC 815, Derivatives and Hedging ("ASC 815"), in which we reflect all derivative instruments at fair value as either assets or liabilities on our Consolidated Balance Sheets. For derivative instruments that are designated and qualify as hedging instruments, we record the effective portion of the gain or loss on the hedged instruments as a component of accumulated other comprehensive income or loss. Any ineffective portion of a derivative’s change in fair value is immediately recognized within net income. For derivatives that do not meet the criteria for hedge accounting, changes in fair value are immediately recognized within net income.
Exchangeable Notes and Related Transactions—On June 28, 2019, Uniti Fiber Holdings Inc., a subsidiary of the Company, issued $345 million aggregate principal amount of 4.00% Exchangeable Senior Notes due June 15, 2024 (the “Exchangeable Notes”). The Exchangeable Notes bear interest at a fixed rate of 4.00% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2019. The Exchangeable Notes are exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber Holdings Inc.’s election. In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options ("ASC 470"), because the conversion feature in the Exchangeable Notes is not bifurcated pursuant to ASC 815 and because the conversion can be settled in cash, shares, or a combination thereof, the Exchangeable Notes were separated into a liability component and an equity component in a manner that reflects Uniti Fiber Holdings Inc.’s non-convertible debt borrowing rate. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature. See Note 13. The Company adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) on January 1, 2021. ASU 2020-06 (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20 that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The adoption of ASU 2020-06 resulted in the re-combination of the liability and equity components of these notes into a single liability instrument.
In connection with the offering of the Exchangeable Notes, Uniti Fiber Holdings Inc. entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the initial purchasers or their respective affiliates (collectively, the “Counterparties”). In addition, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of $16.42 per share. The warrant transactions may have a dilutive effect with respect to the Company’s common stock to the extent the market price per share of the Company’s common stock exceeds the strike price of the Warrants. While the Note Hedge Transactions and the Warrants each meet the definition of a derivative in ASC 815-10-15-83, they each meet the equity scope exception specified in ASC 815-10-15-74(a); as such, the Warrants and the Note Hedge Transactions are not accounted for as derivatives that must be remeasured each reporting period and instead, are recorded in stockholders’ deficit. See Note 13.
On December 12, 2022, in connection with the issuance of the Convertible 2027 Notes (See Note 13), approximately $207.1 million aggregate principal amount of the Exchangeable Notes was repurchased for $194.0 million. Additionally, on March 21, 2023, the Company repurchased approximately $15.0 million of the Exchangeable Notes for total cash consideration of $13.7 million.

On December 7, 2022, in connection with the Company’s repurchase of the Exchangeable Notes, the Company entered into partial unwind agreements (the “Unwind Agreements”) with the Counterparties to unwind a portion of the Note Hedge Transactions and the Warrants described above (collectively, the “Unwind Transactions”). In connection with the Unwind Transactions, the Company received cash as a termination payment for of the portion of the Note Hedge Transactions that were unwound, and the Company delivered cash as a termination payment in respect of the portion of the Warrants that were unwound. The amount of cash that was received, which was approximately $1.2 million, and the amount of cash that was delivered to the Counterparties, which was approximately $0.5 million, were based generally on the termination values of the unwound portions of such instruments. See Note 11 and Note 13.
Intangible Assets—Intangible assets are presented in the financial statements at cost less accumulated amortization and are amortized using the straight-line method over their estimated useful lives.
Transaction Related and Other Costs—The Company expenses non-capitalizable transaction related and other costs in the period in which they are incurred and services are received. Transaction related costs include acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs. Pursuit and transaction costs include professional services (legal, accounting, advisory, regulatory, etc.), finder’s fees, travel expenses, and other direct expenses associated with a business acquisition. Integration costs include direct costs necessary to integrate an acquired business, including professional services, systems and data conversion, severance and retention bonuses payable to employees of an acquired business. In addition, other costs, such as costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us (see Note 17), and costs associated with the implementation of our enterprise resource planning system are included within this line item on the Consolidated Statements of (Loss) Income.
Settlement Payable—On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream filed a complaint with the Bankruptcy Court against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease (as defined in Note 5) should be recharacterized as a financing arrangement, that certain rent payments and TCIs made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease. On March 2, 2020, Uniti and Windstream jointly announced that they agreed to the Settlement (as defined below) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement.
In connection with Windstream’s emergence from bankruptcy on September 21, 2020, Uniti entered into several agreements and consummated several transactions, including a stock transaction closed on September 18, 2020 in which we issued 38,633,470 shares of Uniti common stock to certain first lien creditors of Windstream and transferred the proceeds to Windstream and an asset transaction closed on September 18, 2020, in which we paid to Windstream approximately $284.6 million in exchange for certain fiber assets and dark fiber dark fiber indefeasible rights of use related thereto, to implement its settlement (the “Settlement”) with Windstream pursuant to the settlement agreement dated as of May 12, 2020 between Uniti and Windstream. Pursuant to the Settlement, Uniti and Windstream agreed to mutual releases with respect to any and all liability related to any claims and causes of action between them, including those brought by Windstream and certain of its creditors relating to Windstream’s Chapter 11 proceedings and the Master Lease. On January 8, 2021, Windstream filed in the bankruptcy court a stipulation and order dismissing the adversary proceeding against Uniti with prejudice subject to the terms set forth in the settlement agreement. The stipulation and order was entered by the bankruptcy court on January 25, 2021.
In accordance with the Settlement, we also have a number of ongoing obligations including the following:
i.we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and we may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). As of December 31, 2023, the Company has made payments totaling $313.4 million; and
ii.we are obligated to reimburse Windstream for Growth Capital Improvements as described in Note 5.
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
Uniti Leasing
Uniti Leasing revenue represents the results from our Uniti Leasing segment, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis. See discussion in “Leases” in this Note 3 and Note 5.
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
Uniti Fiber
The Uniti Fiber segment represents the operations of our fiber business, Uniti Fiber, which provides:
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
iii.Construction revenue is generated from contracts to provide various construction services such as equipment installation or the laying of fiber. Construction revenue is recognized over time as construction activities occur as we are either enhancing a customer’s owned asset or constructing an asset with no alternative use to us and we would be entitled to our costs plus a reasonable profit margin if the contract was terminated early by the customer. We are utilizing our costs incurred as the measure of progress of satisfying our performance obligation.
iv.Dark fiber and small cell arrangements represent operating leases and revenue is recognized under the leasing guidance. When (i) a customer makes an advance payment or (ii) a customer is contractually obligated to pay any amounts in advance, which is not deemed a separate performance obligation, deferred leasing revenue is recorded. This leasing revenue is recognized ratably over the expected term of the contract, unless the pattern of service suggests otherwise.
v.The Company generates revenues from other services, such as consultation services and equipment sales. Revenue from the sale of customer premise equipment and modems that are not provided as an essential part of the telecommunications services, including broadband, long distance, and enhanced services is recognized when products are delivered to and accepted by the customer. Revenue from customer premise equipment and modems provided as an essential part of the telecommunications services, including broadband, long distance, and enhanced services are recognized over time in a pattern that reflects the satisfaction of the service performance obligation.
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
We are exposed to credit losses primarily through our trade receivables. We assess ability to pay for certain customers by considering a variety of factors, such as the customer’s established credit rating, if available, and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical experience and economic expectations. We update our estimate of credit loss reserves quarterly, considering recent write-offs, collections information and underlying economic expectations. The allowance for credit losses is recorded in accounts receivable, net on our Consolidated Balance Sheets. At December 31, 2023 and 2022, our allowance for credit losses was $3.2 million and $2.9 million, respectively. Credit losses for the years ended December 31, 2023, 2022 and 2021 were $1.2 million, $0.6 million and $1.5 million, respectively.
Straight-Line Revenue Receivable—We evaluate the collectability of our straight-line revenue receivables in accordance with the provisions of ASC 842, where if the collectability of lease payments is not probable at the commencement date, or at any time during the lease term, then we limit the lease revenue to the lesser of the revenue recognized on a straight-line basis or cash basis. If our assessment of collectability changes after the commencement date, we record the difference between the lease revenue that would have been recognized on a straight-line basis and cash basis as a current period adjustment to lease revenue.
Leases—We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration.
As a lessee, we enter into lease contracts including ground, tower, equipment, building, automobile, colocation and fiber lease arrangements, and service contracts that may include embedded leases.
When we are the lessee, we classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase. This classification will determine whether lease expense is comprised of amortization on the right-of-use (“ROU”) asset and interest expense recognized based on an effective interest method (a finance lease) or as a single lease cost recognized on a straight-line basis over the term of the lease (an operating lease). We recognize an ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. We recognize the lease payments associated with our short-term leases, which have lease terms less than 12 months, as an expense on a straight-line basis over the lease term.
ROU assets and lease liabilities related to operating leases where we are the lessee are separately stated on our Consolidated Balance Sheets. The ROU asset is initially measured as the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less, any lease incentives received. The ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
ROU assets and lease liabilities related to finance leases where we are the lessee are included in property, plant and equipment, net and finance lease obligations, respectively, on our Consolidated Balance Sheets. The ROU asset is initially measured as the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less, any lease incentives received. The ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. Amortization of the finance lease assets is recognized and presented separately from interest expense on the lease liability, as part of depreciation and amortization expense on the Consolidated Statements of (Loss) Income.
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
Operating leases where we are the lessor are included in Uniti Leasing and Unit Fiber revenues on our Consolidated Statements of (Loss) Income.
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
From time to time we may enter into sales-type lease arrangements as a lessor that may include (i) a lessee obligation to purchase the leased equipment at the end of the lease term, (ii) a bargain purchase option, (iii) a lease term having a duration that is for the major part of the remaining economic life of the leased equipment or (iv) provides for minimum lease payments with a present value amounting to substantially all of the fair value of the leased asset at the date of lease commencement.
Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented within Uniti Leasing and Unit Fiber revenues and general and administrative expense and operating expense in our Consolidated Statements of (Loss) Income in the same line item as revenue arising from fixed lease payments (operating leases where we are the lessor) and expense arising from fixed lease payments (operating leases where we are the lessee) or amortization of the ROU asset (finance leases), respectively.
We monitor for events or changes in circumstances that require a reassessment of a lease. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in general and administrative and operating expense in our Consolidated Statements of (Loss) Income.
Key lease estimates and judgments include how we determined (i) the discount rate we use to discount the unpaid lease payments to present value, (ii) lease term and (iii) lease payments.
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
We have elected to treat the subsidiaries through which we operate Uniti Fiber and certain subsidiaries of Uniti Leasing as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.
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
Noncontrolling Interest—The limited partner equity interests in our operating partnership are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. All of the limited partner equity interests in our operating partnership not held by the Company are reflected as noncontrolling interests. In the Consolidated Statements of (Loss) Income, we allocate net income (loss) attributable to noncontrolling interests to arrive at net (loss) income attributable to shareholders based on their proportionate share.
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
Investments in Unconsolidated Entities—We report our investments in unconsolidated entities under the equity method of accounting. We adjust our investments in unconsolidated entities for additional contributions made, distributions received as well as our share of the investees’ earnings or losses, which are reported on a 30-day lag for the investment in BB Fiber Holdings LLC (“Fiber Holdings”) and on a 90-day lag for the investment in Harmoni Towers LP (“Harmoni”), and are included in equity in earnings from unconsolidated entities in our Consolidated Statements of (Loss) Income. See Note 8.
Goodwill—As of December 31, 2023, and 2022, all of our goodwill is included in our Uniti Fiber segment. Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis. Our annual impairment test is performed with a valuation date of October 1. In accordance with ASC 350-20, Intangibles-Goodwill and Other ("ASC 350-20"), we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). On the occurrence of a Triggering Event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit must be compared with its carrying value. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; and the estimation of the fair value of a reporting unit.
During the third quarter of 2023, the Company identified a Triggering Event under ASC 350-20 and, therefore, performed a qualitative and quantitative goodwill impairment test with a valuation date of September 30, 2023. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate. As a result, we concluded that the fair value of the Uniti Fiber reporting unit, estimated using a combination of the income approach and market approach, was less than its carrying amount. Accordingly, we recorded a $204.0 million goodwill impairment charge in the Uniti Fiber reporting unit.
During the third quarter of 2022, the Company identified a Triggering Event under ASC 350-20 and, therefore, performed a qualitative and quantitative goodwill impairment test with a valuation date of September 30, 2022. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate. As a result, we concluded that the fair value of the Uniti Fiber reporting unit, estimated using a combination of the income approach and market approach, was less than its carrying amount. Accordingly, we recorded a $216.0 million goodwill impairment charge in the Uniti Fiber reporting unit. During the fourth quarter of 2022, we performed an additional quantitative and qualitative impairment test, and concluded that as a result of the continuing macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, the fair value of the Uniti Fiber reporting unit was less than its carrying amount. As a result, we recorded an additional $24.5 million goodwill impairment charge in the Uniti Fiber reporting unit.
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
Concentration of Credit Risks—Revenue under the Windstream Leases provided 67.3% of our revenue for the year ended December 31, 2023, 66.5% of our revenue for the year ended December 31, 2022, and 66.4% of our revenue for the year ended December 31, 2021. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires incremental disclosures related to reportable segments. Specifically, the ASU requires disclosure of significant segment expense categories and amounts for each reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements.

Note 4. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Year Ended December 31,
(Thousands)	2023	2022	2021
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Uniti Fiber
Lit backhaul	$74,538	$78,977	$86,915
Enterprise and wholesale	97,834	85,820	86,390
E-Rate and government	55,682	64,219	74,396
Other	3,102	2,827	3,272
Uniti Fiber	$231,156	$231,843	$250,973
Uniti Leasing	6,847	4,590	4,449
Total revenue from contracts with customers	238,003	236,433	255,422
Revenue accounted for under leasing guidance
Uniti Leasing	845,925	822,867	797,048
Uniti Fiber	65,903	69,547	48,052
Total revenue accounted for under leasing guidance	911,828	892,414	845,100
Total revenue	$1,149,831	$1,128,847	$1,100,522
At December 31, 2023 and 2022, lease receivables were $22.0 million and $26.2 million, respectively, and receivables from contracts with customers were $18.8 million and $16.1 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivables, net on our Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the years ended December 31, 2023, 2022, and 2021, we recognized revenues of $4.1 million, $6.4 million, and $13.2 million, respectively that was included in the December 31, 2022, December 31, 2021, and December 31, 2020 contract liabilities balance, respectively.
The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2022	$173	$8,699
Balance at December 31, 2023	$26	$11,109
Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of December 31, 2023, our future revenues (i.e. transaction price related to remaining performance obligations) under contracts accounted for under ASC 606 totaled $645.0 million, of which $589.0 million is related to contracts that are currently being invoiced and have an average remaining contract term of 3.3 years, while $56.0 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 5.2 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the years ended December 31, 2023 and 2022 are as follows:

(Thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Lease income - operating leases	$911,828	$892,414
Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of December 31, 2023 are as follows:

(Thousands)	December 31, 2023 (1)
2024	$806,483
2025	816,771
2026	818,196
2027	819,134
2028	819,813
Thereafter	1,556,217
Total lease receivables	$5,636,614
(1) Total future minimum lease payments to be received include $4.7 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor as of December 31, 2023 and 2022 are summarized as follows:

(Thousands)	December 31, 2023	December 31, 2022
Land	$26,533	$26,549
Building and improvements	347,700	346,093
Poles	314,488	296,941
Fiber	3,862,635	3,529,835
Equipment	436	437
Copper	3,974,410	3,964,439
Conduit	90,087	89,963
Tower assets	58	1,397
Finance lease assets	1,890	28,126
Other assets	10,434	10,434
	8,628,671	8,294,214
Less: accumulated depreciation	(5,690,066)	(5,542,726)
Underlying assets under operating leases, net	$2,938,605	$2,751,488
Depreciation expense for the underlying assets under operating leases where we are the lessor for the years ended December 31, 2023 and 2022 is summarized as follows:

(Thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Depreciation expense for underlying assets under operating leases	$182,906	$176,160
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
As of December 31, 2023, we have short term lease commitments amounting to approximately $3.5 million.

The components of lease cost are presented within general and administrative expense and operating expense, while sublease income is presented within revenues in our Consolidated Statements of (Loss) Income for the years ended December 31, 2023 and 2022 are as follows:

(Thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Finance lease cost
Amortization of ROU assets	$4,066	$3,793
Interest on lease liabilities	1,575	1,437
Total finance lease cost	5,641	5,230
Operating lease cost	22,999	19,946
Short-term lease cost	3,525	3,109
Variable lease cost	938	547
Less sublease income	(14,590)	(13,683)
Total lease cost	$18,513	$15,149
Amounts reported in the Consolidated Balance Sheets for leases where we are the lessee as of December 31, 2023 and 2022 were as follows:

(Thousands)	Location on Consolidated Balance Sheets	December 31, 2023	December 31, 2022
Operating leases
ROU asset, net	Operating lease right-of-use assets, net	$125,105	$88,545
Lease liability	Operating lease liabilities	84,404	66,356

Finance leases
ROU asset, gross	Property, plant and equipment, net	$52,589	$73,487
Lease liability	Finance lease obligations	18,110	15,520

Weighted-average remaining lease term
Operating leases		13.4 years	10.1 years
Finance leases		8.7 years	11.5 years

Weighted-average discount rate
Operating leases		10.3%	8.6%
Finance leases		9.9%	10.1%

Other information related to leases as of December 31, 2023 and 2022 are as follows:

(Thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$1,575	$1,437
Operating cash flows for operating leases	22,326	19,874
Financing cash flows for finance leases	2,262	1,193

Non-cash items:
New operating leases and remeasurements, net	$32,490	$23,173
New finance leases	5,687	1,314
Future lease payments under non-cancellable leases as of December 31, 2023 are as follows:

(Thousands)	Operating Leases	Finance Leases
2024	$19,220	$3,709
2025	16,442	3,656
2026	12,980	3,530
2027	10,317	3,166
2028	8,672	2,467
Thereafter	96,881	9,583
Total undiscounted lease payments	$164,512	$26,111
Less: imputed interest	(80,108)	(8,001)
Total lease liabilities	$84,404	$18,110
Future sublease rentals as of December 31, 2023 are as follows:

(Thousands)	Sublease Rentals
2024	$10,837
2025	10,961
2026	11,082
2027	11,166
2028	11,002
Thereafter	128,810
Total	$183,858
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
In addition, the Windstream Leases impose certain financial restrictions on Windstream if Windstream fails to maintain certain financial covenants. Windstream covenants not to incur certain indebtedness (other than certain refinancing in a principal amount that does not exceed the sum of the principal amount of the indebtedness refinanced, the accrued and unpaid interest on such indebtedness refinanced and any other amounts owing thereon and any customary costs incurred in connection with such refinancing or drawings under its third party syndicated revolving credit facility, in an amount not to exceed $750 million) if its total leverage ratio, pro forma for the incurrence of such indebtedness, would exceed 3.00:1.00. Further, Windstream covenants not to incur certain additional indebtedness, pay dividends, repurchase stock or prepay unsecured debt, or enter into a transaction with an entity controlled by a member of the board without Uniti’s consent if Windstream’s total leverage ratio exceeds 3.50:1.00. Notwithstanding the foregoing, the financial covenants described herein shall not apply at any time in which Windstream maintains a corporate family rating of not less than “B2” by Moody’s and either “B” by Standard & Poor’s or “B” by Fitch Ratings.
Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020 and $225 million per year in 2021, 2022 and 2023 and are limited to $225 million in 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvement commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made to Windstream as of December 31, 2023.
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
During the year ended December 31, 2023, Uniti reimbursed $250.0 million of Growth Capital Improvements, of which $35.1 million, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2022 that were previously classified as TCIs. Subsequent to December 31, 2023, Windstream requested and we reimbursed $79.6 million of qualifying Growth Capital Improvements that were reported as TCIs as of December 31, 2023. As of the date of this Annual Report on Form 10-K, we have reimbursed a total of $873.8 million of Growth Capital Improvements.
Note 6. Business Combinations, Asset Acquisitions and Dispositions
2021 Transactions
Everstream OpCo-PropCo Transaction
On May 28, 2021, the Company completed its previously announced strategic transaction with Everstream Solutions LLC (“Everstream”). As part of the transaction, Uniti entered into two 20-year dark fiber indefeasible rights of use (“IRU”) lease agreements with Everstream on Uniti owned fiber. Concurrently, Uniti sold its Uniti Fiber Northeast operations and certain dark fiber IRU contracts acquired as part of the Windstream settlement to Everstream. Total cash consideration, including upfront IRU payments, was approximately $135 million. In addition to the upfront proceeds, Uniti will receive fees of approximately $3 million annually from Everstream over the initial 20-year term of the IRU lease agreements, subject to an annual escalator of 2%. During the quarter ended June 30, 2021, we recorded a gain of $28.1 million related to this transaction, which is included in gain on sale of operations in our Consolidated Statements of (Loss) Income.

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

Note 7. Assets and Liabilities Held for Sale

In 2018, we acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease.

During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management ("MAM") pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40 million (the "Transaction"). The Transaction closed on January 31, 2024. See Note 24.

The following table presents the assets and liabilities, associated with the Transaction, which were classified as held for sale as of December 31, 2023:

(Thousands)	December 31, 2023
Assets:
Property, plant and equipment, net	$25,842
Straight-line revenue receivable	2,763
Total Assets	$28,605

Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$67
Deferred revenue	264
Total Liabilities	$331

The assets and liabilities associated with the Transaction are included in the results of the Uniti Leasing segment. The sale does not represent a strategic shift that will have a major effect on operations and financial results and, therefore, did not qualify for presentation as a discontinued operation.
Note 8. Investment in Unconsolidated Entities
Fiber Holdings

On December 21, 2023, the Company completed the sale of its investment in BB Fiber Holdings LLC to MIP IV MidWest Fiber Parent LLC, our partner in the investment, for total cash consideration of $40.0 million, which was received in January of 2024. The receivable was included within Other Assets on the Consolidated Balance Sheet as of December 31, 2023. As a result of the transaction, during the fourth quarter of 2023 we recorded a pre-tax gain of $2.6 million within other expense (income), net and $0.2 million of income tax expense within our Consolidated Statements of (Loss) Income.
Harmoni
On June 21, 2022, the Company completed the sale of its investment in Harmoni Towers LP to Palistar Communications Infrastructure GP LLC, our partner in the investment, for total cash consideration of $32.5 million. As a result of the transaction, during the second quarter of 2022 we recorded a pre-tax gain of $7.9 million within other expense (income), net and $6.7 million of income tax expense within our Consolidated Statements of (Loss) Income.
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
The following table summarizes the fair value of our financial instruments at December 31, 2023 and 2022:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2023
Liabilities
Senior secured notes - 10.50%, due February 15, 2028	$2,624,596	$—	$2,624,596	$—
Senior secured notes - 4.75%, due April 15, 2028	488,205	—	488,205	—
Senior unsecured notes - 6.50%, due February 15, 2029	796,125	—	796,125	—
Senior unsecured notes - 6.00%, due January 15, 2030	486,675	—	486,675	—
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	122,140	—	122,140	—
Convertible senior notes - 7.50% due December 1, 2027	301,755	—	301,755	—
Senior secured revolving credit facility, variable rate, due September 24, 2027	207,979	—	207,979	—
Settlement payable	160,550	—	160,550	—
Total	$5,188,025	$—	$5,188,025	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2022
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,208,319	$—	$2,208,319	$—
Senior secured notes - 4.75%, due April 15, 2028	469,740	—	469,740	—
Senior unsecured notes - 6.50%, due February 15, 2029	759,917	—	759,917	—
Senior unsecured notes - 6.00%, due January 15, 2030	467,401	—	467,401	—
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	127,024	—	127,024	—
Convertible senior notes - 7.50%, due December 1, 2027	297,765	—	297,765	—
Senior secured revolving credit facility, variable rate, due December 10, 2024	187,981	—	187,981	—
Settlement payable	232,350	—	232,350	—
Total	$4,750,497	$—	$4,750,497	$—

The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our Notes and other debt was $5.62 billion at December 31, 2023, with a fair value of $5.03 billion. The estimated fair value of the Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative instruments are carried at fair value. See Note 11.
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
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”) (see Note 3). The Settlement Payable was recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. The remaining Settlement Payable is $163.6 million and is reported as settlement payable on our Consolidated Balance Sheets at December 31, 2023. There have been no changes in the valuation methodologies used since the initial recording.
Note 10. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives(1)	December 31, 2023	December 31, 2022
Land	Indefinite	$30,099	$28,845
Building and improvements	3 - 40 years	366,490	363,077
Poles	30 years	314,489	296,941
Fiber	30 years	4,835,623	4,434,506
Equipment	5 - 7 years	460,463	399,473
Copper	20 years	3,974,410	3,964,439
Conduit	30 years	90,087	89,963
Tower assets	20 years	1,221	5,619
Finance lease assets	See Note 3	52,589	73,487
Construction in progress	See Note 3	49,771	46,508
Other assets	15 - 20 years	10,436	10,436
Corporate assets	3 - 7 years	15,731	14,883
		10,201,409	9,728,177
Less accumulated depreciation		(6,219,340)	(5,973,630)
Property, plant and equipment, net		$3,982,069	$3,754,547
(1)Certain property acquired from Windstream is depreciated using Windstream's estimated useful lives. Specifically, certain Fiber assets are depreciated using an average 20 year life.
Finance lease assets above predominantly represent fiber leases, where we have the exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable.
Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $280.8 million, $263.0 million and $261.2 million, respectively.

Note 11. Derivative Instruments and Hedging Activities
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
The Note Hedge Transactions are separate transactions, entered into by Uniti Fiber Holdings Inc. with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Note Hedge Transactions. The Note Hedge Transactions meet certain accounting criteria under GAAP, are recorded in additional paid-in capital on our Consolidated Balance Sheets and are not accounted for as derivatives that are remeasured each reporting period.
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
The Warrants are separate transactions, entered into by the Company with the Counterparties, and are not part of the terms of the Exchangeable Notes. Holders of the Exchangeable Notes will not have any rights with respect to the Warrants. The Warrants meet certain accounting criteria under GAAP, are recorded in additional paid-in capital on our Consolidated Balance Sheets and are not accounted for as derivatives that are remeasured each reporting period.
Capped Call Transactions
On December 7, 2022, in connection with the pricing of the Convertible 2027 Notes (see Note 13), the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at a cost of $21.1 million. The Capped Calls cover the same number of shares of the Company’s common stock that initially underlie the Convertible 2027 Notes in the aggregate. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the Convertible 2027 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Convertible 2027 Notes its common stock price exceeds the conversion price of the Convertible 2027 Notes. The cap price of the Capped Calls will initially be $10.63 per share of common stock, which represents a premium of 75% over the last reported sale price of the Company’s common stock of $6.075 per share on December 7, 2022 and is subject to customary anti-dilution adjustments substantially similar to those applicable to the Convertible 2027 Notes. The Company used approximately $21.1 million of the net proceeds from the offering of the Convertible 2027 Notes to pay for the cost of the Capped Calls. The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.
Additionally on December 7, 2022, in connection with the Company’s repurchase of the Exchangeable Notes, the Company entered into partial unwind agreements (the “Unwind Agreements”) with the Counterparties to unwind (see Note 13) a portion of the Note Hedge Transactions and the Warrants described above (collectively, the “Unwind Transactions”). In connection with the Unwind Transactions, the Company received cash as a termination payment for of the portion of the Note Hedge Transactions that were unwound, and the Company delivered cash as a termination payment in respect of the portion of the Warrants that were unwound. The amount of cash that was received, which was approximately $1.2 million, and the amount of cash that was delivered to the Counterparties, which was approximately $0.5 million, were based generally on the termination values of the unwound portions of such instruments.
Note 12. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2023 and 2022, are as follows:

(Thousands)	Uniti Fiber	Total
Goodwill at December 31, 2021	$672,878	$672,878
Accumulated impairment charges as of December 31, 2021	(71,000)	(71,000)
Balance at December 31, 2021	601,878	601,878
Impairment charges	(240,500)	(240,500)
Balance as of December 31, 2022	361,378	361,378
Impairment charges (Note 3)	(203,998)	(203,998)
Balance at December 31, 2023	$157,380	$157,380

Goodwill at December 31, 2023	$672,878	$672,878
Accumulated impairment charges as of December 31, 2023	(515,498)	(515,498)
Balance at December 31, 2023	$157,380	$157,380

The carrying value of our other intangible assets is as follows:

(Thousands)	December 31, 2023		December 31, 2022
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(151,542)	$416,104	$(128,728)
Contracts	52,536	(21,343)	52,536	(14,776)
Underlying rights	10,497	(1,137)	10,497	(787)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(174,022)		(144,291)
Total intangible assets, net	$305,115		$334,846

Finite life intangible liabilities:
Acquired below-market leases	$191,154	$(34,757)	$191,154	$(24,062)

Total intangible liabilities	191,154		191,154
Less: accumulated amortization	(34,757)		(24,062)
Total intangible liabilities, net	$156,397		$167,092

As of December 31, 2023, the remaining weighted average amortization period of the Company’s intangible assets was 13.4 years.
Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $29.7 million, $29.8 million and $29.8 million, respectively. Amortization expense is estimated to be $29.7 million in 2024, $29.7 million in 2025, $29.7 million in 2026, $29.7 million in 2027 and $28.1 million in 2028.
We recognize the amortization of below-market leases in revenue in arrangements where we are the lessor. Revenue related to the amortization of the below-market leases for the years ended December 31, 2023, 2022 and 2021 was $10.7 million, $10.7 million, and $10.7 million respectively. As of December 31, 2023, the remaining weighted average amortization period of the Company’s intangible liabilities was 16.1 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million in 2024, $10.7 million in 2025, $10.7 million in 2026, $10.7 million in 2027, and $10.2 million in 2028.
Note 13. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.
Notes and other debt is as follows:

(Thousands)	December 31, 2023	December 31, 2022
Principal amount	$5,617,442	$5,262,373
Less unamortized discount, premium and debt issuance costs	(93,863)	(73,558)
Notes and other debt less unamortized discount and debt issuance costs	$5,523,579	$5,188,815

Notes and other debt at December 31, 2023 and 2022 consisted of the following:

	December 31, 2023		December 31, 2022
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 7.875%, due February 15, 2025 (discount is based on imputed interest rate of 8.38%)	$—	$—	$2,250,000	$(22,239)
Senior secured notes - 10.50%, due February 15, 2028 (discount is based on imputed interest rate of 11.06%	2,600,000	(48,290)	—	—
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(6,360)	570,000	(7,654)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(15,761)	1,110,000	(18,245)
Senior unsecured notes - 6.00%, due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(9,307)	700,000	(10,535)
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	122,942	(427)	137,873	(1,501)
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(8,092)	306,500	(9,768)
Senior secured revolving credit facility, variable rate, due September 24, 2027	208,000	(5,625)	188,000	(3,616)
Total	$5,617,442	$(93,863)	$5,262,373	$(73,558)

At December 31, 2023, notes and other debt included the following: (i) $208.0 million under the Revolving Credit Facility (as defined below) pursuant to that certain credit agreement, dated as of April 24, 2015, by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issue and certain other lenders name therein (the “Credit Agreement”); (ii) $2.6 billion aggregate principal amount of 10.50% Senior Secured Notes due February 15, 2028 (the “February 2028 Secured Notes”); (iii) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “2028 Secured Notes”); (iv) $1.11 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (v) $122.9 million aggregate principal amount of the Exchangeable Notes; (vi) $700.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”); and (vii) $306.5 million aggregate principal amount of 7.50% Convertible Senior Notes due December 1, 2027 (the "Convertible 2027 Notes" and collectively with the February 2028 Secured Notes, 2028 Secured Notes, 2029 Notes, the Exchangeable Notes, and the 2030 Notes, the “Notes”).
Credit Agreement
The Borrowers are party to the Credit Agreement, which provides for a $500 million revolving credit facility that will mature on September 24, 2027 (the “Revolving Credit Facility”) and provides us with the ability to obtain revolving loans as well as swing line loans and letters of credit from time to time. All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2023, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
A termination of either Windstream Lease would result in an “event of default” under the Credit Agreement if a replacement lease is not entered into within ninety (90) calendar days and we do not maintain pro forma compliance with a consolidated secured leverage ratio, as defined in the Credit Agreement, of 5.00 to 1.00.
Borrowings under the Revolving Credit Facility bear interest at a rate equal to either a base rate plus an applicable margin ranging from 2.75% to 3.50% or a Term SOFR plus an applicable margin ranging from 3.75% to 4.50%, in each case, calculated in a customary manner and determined based on our consolidated secured leverage ratio. We are required to pay a quarterly commitment fee under the Revolving Credit Facility equal to 0.50% of the average amount of unused commitments during the applicable quarter (subject to a step-down to 0.40% per annum of the average amount of unused commitments during the applicable quarter upon achievement of a consolidated secured leverage ratio not to exceed a certain level), as well as quarterly letter of credit fees equal to the product of (A) the applicable margin with respect to Term SOFR borrowings and (B) the average amount available to be drawn under outstanding letters of credit during such quarter.
The Notes
Secured Notes
On February 14, 2023, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”) issued $2.6 billion aggregate principal amount of the February 2028 Secured Notes. The Issuers used the net proceeds from the offering to fund the redemption in full of the Issuers’ outstanding 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), to repay outstanding borrowings under the Revolving Credit Facility and to pay any related premiums, fees and expenses in connection with the foregoing. On February 14, 2023, the Issuers deposited the full redemption price of $2.25 billion for the 2025 Secured Notes with the trustee and satisfied and discharged their obligations with respect to the 2025 Secured Notes at such time. During the first quarter of 2023, we recorded $32.3 million of loss on the extinguishment of the 2025 Secured Notes within interest expense, net on the Condensed Consolidation Statements of (Loss) Income, which includes $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium. The February 2028 Secured Notes mature on February 15, 2028 and interest is payable on March 15 and September 15 of each year, beginning on September 15, 2023.

On April 20, 2021, the Borrowers issued $570.0 million aggregate principal amount of the 2028 Secured Notes (together with the 2025 Secured Notes, the “Secured Notes”) and used the net proceeds from the offering to fund the redemption in full of the $550.0 million aggregate principal amount of 6.00% Senior Secured Notes due April 15, 2023 (the “2023 Secured Notes”) on May 6, 2021. During the three months ended June 30, 2021, we recognized a $4.3 million loss on the extinguishment of the 2023 Secured Notes within interest expense, net on the Consolidated Statements of (Loss) Income, which included $1.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $3.0 million of cash interest expense for the redemption premium. The 2028 Secured Notes mature on April 15, 2028 and bear interest at a rate of 4.750% per year. Interest on the 2028 Secured Notes is payable on April 15 and October 15 of each year.
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
The indentures governing the Secured Notes contain customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability to pay dividends or other amounts to the Borrowers or Issuers, as applicable. These covenants are subject to a number of limitations, qualifications and exceptions. The indentures governing the Secured Notes also contain customary events of default. As of December 31, 2023, the Company was in compliance with all of the covenants under the indentures governing the Secured Notes.
Senior Unsecured Notes
On February 2, 2021, the Borrowers issued $1.11 billion aggregate principal of the 2029 Notes and used the net proceeds to fund the tender offer and subsequent redemption of all outstanding 8.25% Senior Unsecured Notes due October 15, 2023 (the “2023 Notes”). During the year ended December 31, 2021, we recognized a $39.1 million loss on the tendered 2023 Notes within interest expense, net on the Consolidated Statements of (Loss) Income, which included $21.5 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $17.6 million of cash interest expense for the tender premium. The 2029 Notes mature on February 15, 2029 and bear interest at a rate of 6.50% per year. Interest on the 2029 Notes is payable on February 15 and August 15 of each year.
On October 13, 2021, the Issuers issued $700.0 million aggregate principal amount of the 2030 Notes (together with the 2029 Notes, the “Senior Unsecured Notes”) and used the net proceeds to fund redemption in full of the $600.0 million 7.125% Senior Unsecured Notes due December 15, 2024 (the “2024 Notes”) on December 15, 2021. During the year ended December 31, 2021, we recognized a $5.9 million loss on the extinguishment of the 2024 Notes within interest expense, net on the Consolidated Statements of (Loss) Income, which included $1.8 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $4.1 million of cash interest expense for the redemption premium. The Company used the remaining proceeds of $78.0 million to prepay a portion of the settlement obligations under the settlement agreement with Windstream. See Note 3. The 2030 Notes mature on January 15, 2030 and bear interest at a rate of 6.000% per year. Interest on the 2030 Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2022.
The indentures governing the Senior Unsecured Notes contain customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability to pay dividends or other amounts to the Issuers or Borrowers, as applicable. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indentures governing the Senior Unsecured Notes also contain customary events of default. As of December 31, 2023, the Company was in compliance with all of the covenants under the indentures governing the Senior Unsecured Notes.
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

On December 12, 2022, in connection with the issuance of the Convertible 2027 Notes (as discussed below), approximately $207.1 million aggregate principal amount was repurchased for $194.0 million. As a result, we recognized a gain on extinguishment of $10.8 million, which is comprised of a $13.1 million gain on the repurchase of the Exchangeable Notes and a $2.3 million write off of the related unamortized deferred financing costs, within interest expense, net on the Consolidated Statements of (Loss) Income.
On March 21, 2023, the Company repurchased approximately $15.0 million of the Exchangeable Notes for total cash consideration of $13.7 million. During the first quarter of 2023, we recorded $1.1 million of gain on extinguishment of debt, net within interest expense on our Condensed Consolidated Statements of (Loss) Income, which included $0.1 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs. In connection with these repurchases, the Company entered into partial unwind agreements with the Counterparties to unwind a portion of the Note Hedge Transactions and the Warrants described above (see Note 11).
Convertible 2027 Notes
Uniti Group Inc. issued $300 million aggregate principal amount of the Convertible 2027 Notes on December 12, 2022 and, pursuant to an over-allotment option, $6.5 million aggregate principal amount of the Convertible 2027 Notes on December 23, 2022. The Convertible 2027 Notes are guaranteed by each of the Company’s subsidiaries that is an issuer, obligor or guarantor under the Company’s existing senior notes (except initially those subsidiaries that require regulatory approval prior to guaranteeing the Convertible 2027 Notes). The Convertible 2027 Notes bear interest at a fixed rate of 7.50% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2023. The Convertible 2027 Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election at an initial conversion rate of 137.1742 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $7.29 per share) subject to adjustment. The Convertible 2027 Notes will mature on December 1, 2027, unless earlier converted, redeemed or repurchased.

The net proceeds from the sale of the Convertible 2027 Notes were approximately $298.1 million, after deducting discounts and commissions to the initial purchasers and other estimated fees and expenses. The Company contributed approximately $198.1 million of the net proceeds of the offering to Uniti Fiber Holdings Inc., a wholly owned subsidiary of the Company (“Uniti Fiber Holdings”), to fund the repurchase of, and to pay accrued and unpaid interest with respect to, approximately $207.1 million aggregate principal amount of the Exchangeable Notes issued by Uniti Fiber Holdings. The Company used $21.1 million of the net proceeds of the offering to pay the cost of certain capped call transactions in connection with the Convertible 2027 Notes offering, as described in Note 11. The Company intends to use the remaining net proceeds from the offering for general corporate purposes, which may include the repurchase or repayment of other outstanding debt, including, but not limited to, additional open market repurchases, redemptions or tender offers of the Exchangeable Notes.
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and the Facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statements of (Loss) Income. For the year ended December 31, 2023, 2022 and 2021, we recognized $18.1 million, $17.5 million and $16.5 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.
Aggregate annual maturities of our long-term obligations at December 31, 2023 are as follows:

(Thousands)
2024	$122,942
2025	—
2026	—
2027	514,500
2028	3,170,000
Thereafter	1,810,000
Total	$5,617,442

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
Restricted Awards
During the year ended December 31, 2023, the Company granted 1,505,876 shares of restricted stock to employees, which had a fair value of $8.7 million as of the date of grant. We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day on the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31, 2023, there were 8,636,162 shares available for future issuance under the Equity Plan. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1)($000s)
Unvested balance December 31, 2022	1,356,389	$11.11
Granted	1,505,876	$5.78
Forfeited	(66,088)	$8.00
Vested	(699,184)	$11.04
Unvested balance, December 31, 2023	2,096,993	$7.41	$12,121

(1)
The aggregate intrinsic value is calculated using the market value of our common stock as of December 29, 2023. The market value as of December 29, 2023 was $5.78 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 29, 2023, the final trading day of 2023.

During the year ended December 31, 2022, there were 925,059 shares of restricted stock granted with a weighted-average fair value of $9.52 per share. During the year ended December 31, 2021, there were 691,241 shares of restricted stock granted with a weighted-average fair value of $11.82 per share.
The total fair value of shares vested for the years ended December 31, 2023, 2022 and 2021 was $7.7 million, $9.1 million and $9.9 million, respectively.
As of December 31, 2023, total unrecognized compensation expense on restricted awards was approximately $9.0 million, and the expense is expected to be recognized over a weighted average vesting period of 1.0 year.
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
On February 27, 2023, we issued 449,614 PSUs equal to 100% of the target amount, with an aggregate fair value of $3.7 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of the MSCI US REIT Index and a triple-net lease peer group, as defined by the Compensation Committee. Upon evaluating the results of the market conditions, the final number of shares is determined, and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2023, no PSUs were forfeited due to termination of service. The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

	Performance Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1)($000s)
Unvested balance December 31, 2022	847,146	$15.07
Granted	449,614	$8.22
Forfeited	—	$—
Vested	(243,572)	$15.46
Unvested balance, December 31, 2023	1,053,188	$12.06	$6,087

(1)
The aggregate intrinsic value is calculated using the market value of our common stock as of December 29, 2023. The market value as of December 29, 2023 was $5.78 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 29, 2023, the final trading day of 2023.

During the year ended December 31, 2022, there were 425,010 PSUs granted with a weighted-average fair value of $14.42 per share. During the year ended December 31, 2021, there were 216,085 PSUs granted with a weighted-average fair value of $16.27 per share.
As of December 31, 2023, total unrecognized compensation expense related to PSUs was approximately $6.4 million, and the weighted-average vesting period was 1.4 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	3.0	3.0	3.0
Expected volatility	56.8%	40.6%	57.1%
Expected annual dividend	0.0%	0.0%	0.0%
Risk free rate	4.4%	1.8%	0.2%
Employee Stock Purchase Plan
The Company's Board of Directors adopted the Uniti Group Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes us to issue up to 2,000,000 shares of our common stock to any of our employees so long as the employee is employed on the first day of the applicable offering period. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and one beginning on July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 15% of their annual base earnings, limited to $25,000 withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the ESPP the Company issued 172,641, 69,854 and 74,950 shares during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there were

1,502,480 shares available for future issuance under the ESPP. The following table summarizes the assumptions used to value the purchase rights granted under the ESPP during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Expected term (years)	0.5	0.5	0.5
Expected volatility	58.0%	12.0%	28.0%
Expected annual dividend	12.2%	6.1%	5.5%
Risk free rate	5.4%	2.5%	0.1%
For the years ended December 31, 2023, 2022 and 2021, we recognized $12.5 million, $12.8 million and $13.8 million, respectively, of compensation expense related to restricted stock awards, performance-based awards and the ESPP, which is recorded in general and administrative expense on our Consolidated Statements of (Loss) Income.
Note 15. Earnings Per Share
Our restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in FASB ASC 260, Earnings per Share.
We also have outstanding PSUs that contain forfeitable rights to receive dividends. Therefore, the awards are considered non-participating restrictive shares and not dilutive under the two-class method until performance conditions are met. During the year ended December 31, 2023, approximately 1,053,189 PSUs were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. During the year ended December 31, 2022, approximately 604,000 PSUs were excluded from the computation of diluted net loss per share because the performance conditions had not been met.
The dilutive effect of the Exchangeable Notes and the Convertible 2027 Notes (see Note 13) are calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in the number of weighted average shares. The dilutive effect of the Warrants (see Note 11) is calculated using the treasury-stock method. During the years ended December 31, 2023, 2022 and 2021, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(Thousands, except per share data)	2023	2022	2021
Basic earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(81,713)	$(8,275)	$123,660
Less: Income allocated to participating securities	(1,207)	(1,135)	(1,077)
Dividends declared on convertible preferred stock	(20)	(20)	(10)
Net (loss) income attributable to common shares	$(82,940)	$(9,430)	$122,573
Denominator:
Basic weighted-average common shares outstanding	236,401	235,567	232,888
Basic (loss) earnings per common share	$(0.35)	$(0.04)	$0.53

	Year Ended December 31,
(Thousands, except per share data)	2023	2022	2021
Diluted earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(81,713)	$(8,275)	$123,660
Less: Income allocated to participating securities	(1,207)	(1,135)	(1,077)
Dividends declared on convertible preferred stock	(20)	(20)	(10)
Impact on if-converted dilutive securities	—	—	11,926
Net (loss) income attributable to common shares	$(82,940)	$(9,430)	$134,499
Denominator:
Basic weighted-average common shares outstanding	236,401	235,567	232,888
Impact on if-converted dilutive securities	—	—	30,809
Effect of dilutive non-participating securities	—	—	380
Weighted-average shares for dilutive earnings per common share	236,401	235,567	264,077
Dilutive (loss) earnings per common share	$(0.35)	$(0.04)	$0.51
For the year ended December 31, 2023, 53,700,524 potential common shares related to the Convertible 2027 Notes and the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the year ended December 31, 2022, 33,472,978 potential common shares related to the Convertible 2027 Notes and the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.
Note 16. Segment Information
Our management, including our chief executive officer, who is our chief operating decision maker, managed our operations as two reportable segments, Uniti Leasing and Uniti Fiber, in addition to our corporate operations, as described below.
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
Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, goodwill impairment charges, executive severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.
Selected financial data related to our segments is presented below for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Total of Reportable Segments
Revenues	$852,772	$297,059	$—	$1,149,831

Adjusted EBITDA	$829,557	$115,723	$(21,778)	$923,502
Less:
Interest expense, net				512,349
Depreciation and amortization	178,872	131,600	56	310,528
Other, net				20,893
Transaction related and other costs				12,611
Gain on sale of real estate				(2,164)
Goodwill impairment				203,998
Stock-based compensation				12,491
Income tax benefit				(68,474)
Adjustments for equity in earnings from unconsolidated entities				$3,019
Net loss				(81,749)

Capital expenditures	$277,235	$139,767	$—	$417,002

	Year Ended December 31, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Total of Reportable Segments
Revenues	$827,457	$301,390	$—	$1,128,847

Adjusted EBITDA	$806,027	$125,361	$(25,492)	$905,896
Less:
Interest expense, net				376,832
Depreciation and amortization	172,007	120,666	115	292,788
Other, net				(4,790)
Transaction related and other costs				10,340
Gain on sale of operations				(176)
Gain on sale of real estate				(433)
Goodwill impairment				240,500
Stock-based compensation				12,751
Income tax benefit				(17,365)
Adjustments for equity in earnings from unconsolidated entities				3,571
Net loss				$(8,122)

Capital expenditures	$263,269	$163,962	$336	$427,567

	Year Ended December 31, 2021
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Total of Reportable Segments
Revenues	$801,497	$299,025	$—	$1,100,522

Adjusted EBITDA	$784,061	$118,452	$(24,232)	$878,281
Less:
Interest expense, net				446,296
Depreciation and amortization	174,622	116,065	255	290,942
Other, net				24,917
Transaction related and other costs				7,544
Gain on sale of operations				(28,143)
Gain on sale of real estate				(442)
Stock-based compensation				13,847
Income tax benefit				(4,916)
Adjustments for equity in earnings from unconsolidated entities				3,491
Net loss				$124,745

Capital expenditures	$223,251	$162,463	$141	$385,855

Total assets by business segment as of December 31, 2023 and December 31, 2022 are as follows:

	December 31,
(Thousands)	2023	2022
Uniti Leasing	$2,936,972	$2,705,934
Uniti Fiber	1,956,381	2,076,136
Corporate	131,776	69,159
Total of reportable segments	$5,025,129	$4,851,229
Note 17. Commitments and Contingencies
Litigation
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
In accordance with ASC 450, we recorded $38.9 million of settlement expense within general and administrative expense within our Consolidated Statement of (Loss) Income during the first quarter of 2022, related to the settlement of that certain shareholder class action previously filed in the U.S. District Court for the Eastern District of Arkansas under the caption In re Uniti Group Inc. Securities Litigation (the “Class Action”). On June 17, 2022, the parties signed a stipulation of settlement related to the Class Action and plaintiffs moved for preliminary approval of the settlement. On November 7, 2022, the court granted final approval of the settlement. As the amount was not paid until the first quarter of 2024, it is recorded within accounts payable, accrued expenses and other liabilities, net within our Consolidated Balance Sheets as of December 31, 2023. Additionally, we recorded the probable insurance recovery of $38.9 million as a reduction to general and administrative expense during the first quarter of 2022 within our Consolidated Statement of (Loss) Income. As the recovery was not received until the first quarter of 2024, it is recorded within other assets on the Consolidated Balance Sheets as of December 31, 2023.
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
Note 18. Accumulated Other Comprehensive Income
In 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured term loan facility. As result of the repayment of the senior secured term loan facility in 2020, we entered into receive-fixed interest rate swaps to offset our existing pay-fixed interest rate swaps, which matured on October 24, 2022. The Company discontinued hedge accounting as the hedge accounting requirements were no longer met and amounts in accumulated other comprehensive (loss) income as of the date of de-designation, were reclassified to interest expense as the hedged transactions impacted earnings.
Changes in accumulated other comprehensive income (loss) by component is as follows for the years ended December 31, 2023, 2022 and 2021:

(Thousands)	2023	2022	2021
Cash flow hedge changes in fair value (loss) gain:
Balance at beginning of period	$(30,353)	$(30,353)	$(30,353)
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive loss	(30,353)	(30,353)	(30,353)
Less: Other comprehensive loss attributable to noncontrolling interest	—	—	—
Balance at end of period	(30,353)	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to common shareholders	30,353	21,189	9,986
Amounts reclassified from accumulated other comprehensive income	—	9,243	11,317
Balance at end of period	30,353	30,432	21,303
Less: Other comprehensive income attributable to noncontrolling interest	—	79	114
Balance at end of period attributable to common shareholders	30,353	30,353	21,189
Accumulated other comprehensive income (loss) at end of period	$—	$—	$(9,164)
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
We have elected to treat the subsidiaries through which we operate Uniti Fiber and certain subsidiaries of Uniti Leasing as TRSs. TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

Income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 as reported in the accompanying Consolidated Statements of (Loss) Income was comprised of the following:

	Year Ended December 31,
(Thousands)	2023	2022	2021
Current
Federal	$(753)	$8,782	$(71)
State	776	2,762	1,622
Total current expense	23	11,544	1,551

Deferred
Federal	(53,188)	(22,804)	(5,066)
State	(15,309)	(6,105)	(1,401)
Total deferred benefit	(68,497)	(28,909)	(6,467)
Total income tax benefit	$(68,474)	$(17,365)	$(4,916)
An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
(Thousands)	2023	2022	2021
Income (loss) from continuing operations, before tax	$(150,223)	$(25,487)	$119,844
Income tax expense (benefit) at U.S. statutory federal rate	(31,547)	(5,352)	25,167
Increases (decreases) resulting from:
State taxes, net of federal benefit	(11,219)	(2,255)	288
Benefit of REIT status	(24,796)	(46,604)	(30,565)
Impairment of nondeductible goodwill	—	36,895	—
Return to accrual	(1,298)	(44)	193
Permanent differences	386	(5)	1
Income tax benefit	$(68,474)	$(17,365)	$(4,916)
The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to our status as a REIT, and goodwill impairment which is not fully deductible for tax purposes in all years presented.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The components of the Company's deferred tax assets and liabilities are as follows:

(Thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Deferred revenue	$31,123	$30,616
Stock-based compensation	629	528
Asset retirement obligation	1,511	2,213
Inventory reserve	133	140
Excess business interest expense	24,090	14,037
Lease asset liability	12,715	14,325
Settlement obligation	605	680
Debt discount and interest expense	841	2,593
Other intangible amortization	27,494	—
Other	4,560	3,035
Net operating loss carryforwards	156,482	143,733
Deferred tax assets	$260,183	$211,900

Deferred tax liabilities:
Property, plant and equipment	$(97,459)	$(94,889)
Customer list intangible	(37,159)	(39,125)
Other intangible amortization	—	(18,320)
Right of use asset	(12,489)	(15,384)
Deferred or prepaid costs	(3,792)	(3,533)
Other	(156)	(18)
Deferred tax liabilities	$(151,055)	$(171,269)

Deferred tax asset, net	$109,128	$40,631
As of December 31, 2023, the Company’s deferred tax assets were primarily the result of U.S. federal and state NOL carryforwards.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. Management has evaluated sources of future taxable income, including the Company’s significant deferred tax liabilities and available tax planning strategies, and determined that sufficient positive evidence exists as of December 31, 2023, to conclude that it is more likely than not that all of its deferred tax assets are realizable, and therefore, no valuation allowance has been recorded.
We have total federal NOL carryforwards as of December 31, 2023 of approximately $164.4 million which will expire between 2030 and 2037, and approximately $391.3 million which will not expire but the utilization of which will be limited to 80% of taxable income annually under provisions enacted in the Tax Cut and Jobs Act.
With the exception of Tower Cloud, Inc., whose outstanding equity we acquired 100% of in August 2016, and Uniti Fiber Holdings Inc., our 2020 returns remain open to examination. As Tower Cloud, Inc. and Uniti Fiber Holdings Inc. have NOLs available to carry forward, the applicable tax years will generally remain open to examination several years after the applicable loss carryforwards have been utilized or expire.

The Company or its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

(Thousands)	2023	2022
Balance at January 1	$1,734	$1,734
Balance at December 31	$1,734	$1,734
The Company’s entire liability for unrecognized tax benefit would affect the annual effective tax rate if recognized.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense. The Company recorded no interest expense and penalties for the period ending December 31, 2023. The Company’s balance of accrued interest and penalties related to unrecognized tax benefits as of December 31, 2023 was $1.3 million.
Note 20. Supplemental Cash Flow Information
Cash paid for interest expense, net of capitalized interest and income taxes, net of refunds for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(Thousands)	2023	2022	2021
Cash payments for:
Interest, net of capitalized interest	$460,734	$335,920	$375,578
Income taxes, net of refunds	$1,289	$9,437	$1,386
Note 21. Capital Stock
The limited partner equity interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value.
During the year ended December 31, 2023, the company exchanged no OP Units held by third parties. During the year ended December 31, 2022, the Company exchanged 591,349 OP Units held by third parties, of which 244,683 OP Units were exchanged for an equal number of common shares of the Company and 346,667 OP Units were exchanged for cash consideration of $4.6 million, representing approximately 85% of the OP Units held by third parties with a carrying value of $11.9 million as of the exchange dates.
We are authorized to issue up to 500,000,000 shares of voting common stock and 50,000,000 shares of preferred stock, of which 236,558,601 and 0 shares, respectively, were outstanding at December 31, 2023. We had 263,441,399 shares of voting common stock available for issuance at December 31, 2023.
Note 22. Dividends (Distributions)
Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the years ended December 31, 2023, 2022, and 2021, our common stock distribution per share was $0.45, $0.75 and $0.45, respectively, characterized as follows:

	Year Ended December 31,
	2023	2022	2021
Ordinary dividends	$0.45	$0.75	$0.45
Capital gain distribution	$—	$—	$—
Total	$0.45	$0.75	$0.45

Note 23. Employee Benefit Plan
We sponsor a defined contribution plan under section 401(k) of the Internal Revenue Code, which covers employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 3% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contribution immediately. Our expense related to the plan recognized for the years ended December 31, 2023, 2022 and 2021 was $2.3 million, $2.2 million and $2.1 million, respectively.
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
Note 24. Subsequent Events
Asset-Backed Securities Facility
On February 23, 2024, Uniti Fiber Bridge Borrower LLC (the “ABS Borrower”), Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (together, the “ABS Loan Parties”), each an indirect subsidiary of the Company, entered into a bridge loan and security agreement, dated as of February 23, 2024 (the “ABS Loan Agreement”) by and among the ABS Loan Parties, Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders identified therein.

The ABS Loan Agreement provides for a secured, multi-draw term loan facility of up to $350 million (the “ABS Loan Facility”). Unless otherwise terminated pursuant to the terms of the ABS Loan Agreement, the ABS Loan Facility matures on the date that is 18 months from the initial draw thereunder (the “Closing Date”). The Company intends to refinance the ABS Loan Facility in full with proceeds from a long-term ABS facility secured primarily by certain Uniti Fiber network assets.

Amounts outstanding under the ABS Loan Facility will bear interest at a floating rate equal to, at the Company’s option, either (i) the one-month or three-month Secured Overnight Financing Rate (“SOFR”), plus a spread of 3.75% per annum or (ii) Base Rate (as defined in the ABS Loan Agreement), plus a spread of 2.75% per annum; provided that the spread will automatically increase to (a) 4.50% per annum in the case of loans bearing interest based on SOFR and 3.50% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 12 months following the Closing Date and (b) 5.25% per annum in the case of loans bearing interest based on SOFR and 4.25% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 15 months following the Closing Date. The Company intends to cap SOFR interest expense for the duration of the ABS Loan Facility pursuant to an interest rate protection agreement.

In connection with the ABS Loan Facility, the Company formed Uniti Fiber ABS Parent LLC, an indirect subsidiary that qualifies as a bankruptcy-remote special purpose entity (“ABS Parent”), and directed the formation of the ABS Loan Parties, which are direct and indirect subsidiaries of ABS Parent. Each of the ABS Loan Parties is a Delaware limited liability company and a special purpose, bankruptcy-remote, indirect subsidiary of the Company. The ABS Loan Facility is secured by equity in the ABS Borrower and substantially all of the assets of the ABS Loan Parties (subject to certain customary limited exceptions) and is non-recourse to the Company. Each of the ABS Loan Parties and ABS Parent was designated as an unrestricted subsidiary under the Credit Agreement (as defined herein) and the applicable indentures governing the Company’s outstanding senior notes. The assets of the ABS Loan Parties will only be available for payment of the obligations arising under the ABS Loan Agreement and will not be available to pay any obligations or claims of the Company’s other creditors.

In connection with the initial funding under the ABS Loan Facility on the Closing Date, the Company will, directly or indirectly, (i) transfer certain Uniti Fiber non-regulated and interstate customer contracts and related equipment to the ABS Loan Parties and (ii) grant an indefeasible right of use in the related fiber network assets to such ABS Loan Parties. In addition, certain of the ABS Loan Parties will enter into a management agreement (the “Management Agreement”) with Uniti Fiber Holdings Inc. (the “Manager”), pursuant to which the Manager will be responsible for servicing and administering the assets securing the ABS Loan Facility and be permitted to make reimbursable servicing advances in respect of the collateral securing the ABS Loan Facility under certain circumstances.

The ABS Loan Agreement contains customary covenants limiting the ability of the ABS Loan Parties to: incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell fiber network assets; enter into transactions with affiliates; and create restrictions on the ability of the ABS Loan Parties to incur liens on their assets constituting collateral to secure obligations under the ABS Loan Agreement. These covenants are subject to a number of limitations, qualifications and exceptions. The ABS Loan Agreement also contains a maximum leverage financial maintenance covenant and customary events of default.
CableSouth
In 2018, we acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease.

During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management ("MAM") pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40.0 million (the "Transaction"). The Transaction closed on January 31, 2024.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weakness in our internal control over financial reporting, as described below.
In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with US GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our principal executive officer and principal financial officer, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on that evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2023, due to the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not have a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment related to determining the income tax impact of goodwill impairments. As a result, certain control activities in the goodwill and tax processes were not designed and implemented effectively.
This material weakness resulted in immaterial misstatements to goodwill, deferred income tax assets, income tax benefit, and goodwill impairment that have been corrected prior to issuance of the consolidated financial statements as of and for the year ended December 31, 2023. Furthermore, the control deficiency described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting and, as a result, our internal control over financial reporting was not effective as of December 31, 2023.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company's internal control over financial reporting. KPMG LLP's report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
Management is implementing corrective actions to remediate the material weakness. The remedial actions we are taking, and expect to take, include educating and re-training employees, enhancing risk assessment and the design of control activities related to determining the income tax implications associated with nonroutine transactions such as goodwill impairment.
We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until the operation of the remediated control is sufficiently tested. We expect that the remediation of this material weakness will be completed in fiscal 2024.
Item 9B. Other Information.
(a) None.

(b) During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.
We have a code of ethics as defined in Item 406 of Regulation S-K which applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of this code of ethics, titled “Code of Business Conduct and Ethics and Whistleblower Policy,” is available free of charge in the Corporate Governance section of the About Us page on our website at www.uniti.com. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our code of ethics by posting such amendment or waiver on our website.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information about our equity compensation plan as of December 31, 2023:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	10,138,642	[1]
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	10,138,642

1	Amount includes 8,636,162 shares available for issuance under the Uniti Group Inc. 2015 Equity Incentive Plan and 1,502,480 shares under the Uniti Group Inc. Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Exchange Act in connection with our 2024 annual meeting of stockholders.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”
Financial Statement Schedules
Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) Condensed Balance Sheets as of December 31, 2023 and 2022, and the related Condensed Statements of Comprehensive Income and Cash Flows for each of the three years ended December 31, 2023, including the related notes, appearing on pages S-1, S-2, S-3, and S-4 of this report.
Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years ended December 31, 2023 appearing on page S-5 of this report.
Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2023 appearing on page S-6 of this report.
Index to Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708))

2.2
Second Amended and Restated Agreement of Limited Partnership of Uniti Group LP, dated as of December 12, 2022 (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 28 2023 (File No. 001-36708))

3.1
Articles of Amendment and Restatement of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708))

3.2
Articles of Amendment of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 28, 2017 (File No. 001-36708))

3.3	Articles of Amendment of Uniti Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 18, 2018 (File No. 001-36708))
3.4
Amended and Restated Bylaws of Uniti Group Inc., as amended November 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of November 2, 2023 (File No. 001-36708))

4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2
Indenture, dated as of June 28, 2019, among Uniti Fiber Holdings, Inc., as issuer, Uniti Group Inc. and the other guarantors named therein, as guarantors, and Deutsche Bank Trust Company Americas, as trustee, governing the 4.00% Exchangeable Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 25, 2019 and filed with the SEC as of June 28, 2019 (File No. 001-36708))

4.3
Form of 4.00% Exchangeable Senior Notes due 2024 (included in Exhibit 4.2 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 25, 2019 and filed with the SEC as of June 28, 2019 (File No. 001-36708))

4.4
Indenture, dated February 2, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.5
Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.4 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.6
Indenture, dated as April 20, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 4.750% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708))

4.7
Form of 4.750% Senior Secured Notes due 2028 (included in Exhibit 4.6 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708))

4.8
Indenture, dated October 13, 2021, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

4.9
Form of 6.000% Senior Notes due 2030 (included in Exhibit 4.8 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

4.10
Indenture, dated December 12, 2022, among Uniti Group Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708))

4.11
Form of 7.50% Convertible Senior Notes due 2027 (included in Exhibit 4.10 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708))

4.12
Indenture, dated as February 14, 2023, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023 (File No. 001-36708))

4.13
Form of 10.50% Senior Secured Notes due 2028 (included in Exhibit 4.12 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 14, 2023 (File No. 001-36708))

10.1
Settlement Agreement, dated as of May 12, 2020 by and among Windstream Holdings, Inc., Windstream Services, LLC and certain of their subsidiaries, and Uniti Group Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 001-36708))

10.2
Amended and Restated ILEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.3
Amended and Restated CLEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.4
Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.5
Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.6
Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708))

10.7
Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

10.8
Amendment No. 3 (Incremental Amendment) to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

10.9
Amendment No. 4 and Limited Waiver to the Credit Agreement, dated as of March 18, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.10
Amendment No. 5 to the Credit Agreement, dated as of June 24, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 24, 2019 (File No. 001-36708))

10.11
Amendment No. 6 and Limited Waiver to the Credit Agreement, dated as of February 10, 2020, among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

10.12
Amendment No. 7 to the Credit Agreement, dated as of December 10, 2020, by and among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 10, 2020 (File No. 001-36708))

10.13
Amendment No. 8 to the Credit Agreement, dated as of March 24, 2023, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 27, 2023 (File No. 001-36708))

10.14
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2019, by and among Uniti Group LP, CSL Capital, LLC, Uniti Group Finance, Inc., and Uniti Fiber Holdings, Inc., as Issuers, and Deutsche Bank Trust Company Americas, as successor trustee, and Wells Fargo Bank, N.A., as resigning trustee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 8, 2019 (File No. 001-36708))

10.15
Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

10.16
Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.17
Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708))

10.18+
Employment Agreement between Uniti Group Inc. and Kenneth Gunderman, effective as of December 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 14, 2018 (File No. 001-36708))

10.19+
Form of Severance Agreement for executive officers (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 28, 2023 (File No. 001-36708))

10.20+
Uniti Group Inc. 2015 Equity Incentive Plan, as amended and restated effective April 11, 2023 (incorporated by reference to Exhibit 102 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 4, 2023 (File No. 001-36708))

10.21+
Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.22+
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.23+
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 28, 2023 (File No. 001-36708))

10.24+
Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.25+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of July 2, 2015 (File No. 333-205450))
10.26+
Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 13, 2015 (File No. 001-36708))

10.27+
Uniti Group Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated and filed with the SEC as of June 7, 2018 (File No. 333-225501))

10.28+
Uniti Group Inc. Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 11, 2020 (File No. 001-36708))

10.29
Bridge Loan and Security Agreement, dated as of February 23, 2024, by and among Uniti Fiber Bridge Borrower LLC, Uniti Fiber Bridge HoldCo LLC, the subsidiary guarantors from time to time party thereto, Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 26, 2024 (File No. 001-36708)

21.1*	List of Subsidiaries of Uniti Group Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Uniti Group Inc. Policy Regarding Repayment or Forfeiture of Certain Compensation by Executive Officers (“Clawback Policy”)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________

*	Filed herewith
+	Constitutes a management contract or compensation plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: February 29, 2024	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	President and Chief Executive Officer	February 29, 2024
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Paul E. Bullington	Senior Vice President – Chief Financial Officer and Treasurer	February 29, 2024
Paul E. Bullington	(Principal Financial Officer)

/s/ Travis T. Black	Senior Vice President – Chief Accounting Officer	February 29, 2024
Travis T. Black	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	February 29, 2024
Francis X. Frantz

/s/ Jennifer S. Banner	Director	February 29, 2024
Jennifer S. Banner

/s/ Scott G. Bruce	Director	February 29, 2024
Scott G. Bruce

/s/ Carmen Perez-Carlton	Director	February 29, 2024
Carmen Perez-Carlton

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Balance Sheets

(Thousands, except par value)	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$627	$2,733
Other assets	—	202
Total Assets	$627	$2,935

Liabilities:
Accrued other liabilities	$6,441	$5,152
Dividends payable	36,144	—
Notes and other debt, net	298,408	296,732
Cash distributions and losses in excess of investments in consolidated subsidiaries	2,146,026	1,974,628
Total liabilities	2,487,019	2,276,512

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 236,559 shares at December 31, 2023 and 235,829 at December 31, 2022	24	24
Additional paid-in capital	1,221,824	1,210,033
Distributions in excess of accumulated earnings	(3,708,240)	(3,483,634)
Total Uniti shareholders' deficit	(2,486,392)	(2,273,577)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$627	$2,935
See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(Thousands)	2023	2022	2021
Costs and Expenses:
Interest Expense	$24,625	$—	$—
General and administrative expense	56	(17)	(58)
Transaction related costs	9	57	18
Total costs and expenses	24,690	40	(40)
Operating (loss) income	(24,690)	(40)	40
(Loss) earnings from consolidated subsidiaries	(57,816)	2,178	124,810
(Loss) income before income taxes	(82,506)	2,138	124,850
Income tax (benefit) expense	(793)	10,413	1,190
Net (loss) income attributable to shareholders	(81,713)	(8,275)	123,660
Comprehensive (loss) income attributable to shareholders	$(81,713)	$889	$134,863
See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2023	2022	2021
Cash flow from operating activities
Net cash provided by (used in) operating activities	$104,630	$(134,179)	$141,527

Cash flow from investing activities
Proceeds from sale of real estate, net of cash	—	—	—
Net cash provided by investing activities	—	—	—

Cash flow from financing activities
Dividends paid	(107,405)	(142,950)	(141,371)
Proceeds from issuance of Notes	—	306,500	—
Payments for financing costs	—	(9,852)	—
Payment for settlement of common stock warrant	(56)	(522)	—
Net share settlement	(1,432)	(4,913)	(4,100)
Proceeds from termination of bond hedge option	59	1,190	—
Payments for capped call option	—	(21,149)	—
Intercompany transactions, net	1,368	4,907	4,100
Employee stock purchase plan	730	589	672
Net cash (used in) provided by financing activities	(106,736)	133,800	(140,699)
Net (decrease) increase in cash and cash equivalents	(2,106)	(379)	828
Cash and cash equivalents at beginning of period	2,733	3,112	2,284
Cash and cash equivalents at end of period	$627	$2,733	$3,112
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
Note 2. Subsidiary Transactions
Investment in Subsidiaries
During 2017, the parent company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consisted of Talk America Services, LLC. We substantially completed the wind down of the Consumer CLEC Business as of the end of the second quarter of 2020. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2023, Uniti is the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership.
Dividends
Cash dividends received from subsidiaries and recorded in Cash Flow from Operating Activities in the Condensed Statement of Cash Flows were $106.4 million, $141.4 million and $139.9 million for the year ended December 31, 2023, 2022 and 2021, respectively.

Uniti Group Inc.
Schedule II – Valuation and Qualifying Accounts
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2023	$2,876	$1,302	$—	$(935)	$3,243
Year Ended December 31, 2022	$2,717	$571	$17	$(429)	$2,876
Year Ended December 31, 2021	$2,940	$1,522	$—	$(1,745)	$2,717

Uniti Group Inc.
Schedule III – Real Estate Investments and Accumulated Depreciation
As of December 31, 2023
(dollars in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E	Col. F	Col. G	Col. H	Col. I
			Cost capitalized subsequent to acquisition(1) (3)						Life on which Depreciation in Latest Income
Description	Encumbrances	Initial cost to company(1)	Improvements	Carry Costs	Gross Amount Carried at Close of Period(5)	Accumulated Depreciation	Date of Construction(2)	Date Acquired(2)	Statements is Computed
Land	$—	(1)	(1)	(1)	$26,533	$—	(2)	(2)	Indefinite
Building and improvements	—	(1)	(1)	(1)	347,700	211,190	(2)	(2)	3 - 40 years
Poles	—	(1)	(1)	(1)	314,489	202,610	(2)	(2)	30 years
Fiber	—	(1)	(1)	(1)	3,615,409	1,676,891	(2)	(2)	30 years
Copper	—	(1)	(1)	(1)	3,974,410	3,480,791	(2)	(2)	20 years
Conduit	—	(1)	(1)	(1)	90,087	73,022	(2)	(2)	30 years
Towers	—	(1)	(1)	(1)	58	23	(2)	(2)	20 years
Other assets	—	(1)	(1)	(1)	10,434	5,041	(2)	(2)	15 - 20 years
Construction in progress	—	(1)	(1)	(1)	16,512	—	(2)	(2)	See Note 3
(1)Given the voluminous nature and variety of our real estate investment assets, this schedule omits columns C and D from the schedule III presentation.
(2)Because additions and improvements to our real estate investment assets are ongoing, construction and acquisition dates are not applicable.
(3)For the year ended December 31, 2023, the amount of capitalized costs related to the Distribution Systems is as follows (millions):

Tenant capital improvements(4)	$167.8
Growth capital improvements(5)	$250.0
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
(6)Aggregate cost for Federal income tax purposes related to our real estate investment assets is $7.7 billion.

Uniti Group Inc.
Schedule III – Real Estate Investments and Accumulated Depreciation
As of December 31, 2023
(dollars in thousands)

	2023	2022
Gross amount at beginning	$8,066,830	$7,742,069
Additions during period:
Tenant capital improvements(1)	132,622	88,822
Growth capital improvements(1)	250,000	237,986
Acquisitions	28,244	23,426
Other	—	—
Total additions	410,866	350,234

Deductions during period:
Cost of real estate sold or disposed	25,004	25,473
Other	57,062	—
Total deductions	82,066	25,473

Balance at end	$8,395,630	$8,066,830
(1) During the year ended December 31, 2023, TCIs totaled $167.8 million, offset by $35.1 million which represented the reimbursement of Growth Capital Improvements completed in 2022 that were previously classified as TCIs and are included within the Growth Capital Improvement additions of $250.0 million.

	2023	2022
Gross amount of accumulated depreciation at beginning	$5,509,904	$5,366,918
Additions during period:
Depreciation	175,085	167,297
Other	—	—
Total additions	175,085	167,297

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	24,587	24,311
Other	10,834	—
Total deductions	35,421	24,311

Balance at end	$5,649,568	$5,509,904