Form 10-K/A
period 2023-12-31
Uniti Group Inc.
filed 2024-03-26
CIK 1620280

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2023 was $1,089,222,999
The number of shares of the Registrant’s common stock outstanding as of February 22, 2024 was 238,751,855.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.
Auditor Firm Id: 185    Auditor Name: KPMG LLP    Auditor Location: Dallas, Texas

Explanatory Note

Uniti Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to its Annual Report for the year ended December 31, 2023 (the “Original 10-K”) filed with the U.S. Securities and Exchange Commission on February 29, 2024 to include financial statements and related notes of Windstream Holdings II, LLC and consolidated subsidiaries (collectively, “Windstream”), the Company’s most significant customer. For the years ended December 31, 2023, 2022 and 2021, 67.3%, 66.5% and 66.4% of our revenues, respectively, were derived from leasing the Company’s fiber and copper networks and other real estate to Windstream.

The Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the Windstream audited financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, prepared in accordance with generally accepted accounting principles in the United States, (ii) the consent of the independent auditor of Windstream and (iii) certifications by our Chief Executive Officer and Chief Financial Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data” of the Original 10-K.
Financial Statement Schedules
Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) Condensed Balance Sheets as of December 31, 2023 and 2022, and the related Condensed Statements of Comprehensive Income and Cash Flows for each of the three years in the period ended December 31, 2023, including the related notes, appearing on pages S-1, S-2, S-3, and S-4 of the Original 10-K.
Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2023 appearing on page S-5 of the Original 10-K.
Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2023 appearing on page S-6 of the Original 10-K.
Index to Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708))

2.2
Second Amended and Restated Agreement of Limited Partnership of Uniti Group LP, dated as of December 12, 2022 (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K dated and filed with the SEC as of February 28, 2023 (File No. 001-36708))

3.1
Articles of Amendment and Restatement of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708))

3.2
Articles of Amendment of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 28, 2017 (File No. 001-36708))

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

4.1#	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

21.1#	List of Subsidiaries of Uniti Group Inc.
23.1#	Consent of KPMG LLP, independent registered public accounting firm
23.2*	Consent of PricewaterhouseCoopers LLP, independent auditors of Windstream Holdings II, LLC
31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97#	Uniti Group Inc. Policy Regarding Repayment or Forfeiture of Certain Compensation by Executive Officers (“Clawback Policy”)
99.1*	Financial Statements of Windstream Holding II, LLC, and consolidated subsidiaries
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________

*	Filed herewith
+	Constitutes a management contract or compensation plan or arrangement.
#	Incorporated by reference to the corresponding exhibit to the Original 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: March 26, 2024	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer