Form 10-K/A
period 2023-12-31
Uniti Group Inc.
filed 2024-03-27
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K/A
(Amendment No. 2)
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
Auditor Firm Id: 185    Auditor Name: KPMG LLP    Auditor Location: Dallas, Texas

Explanatory Note

On March 26, 2024, Uniti Group Inc. filed Amendment No. 1 on Form 10-K/A (the “Original Amended 10-K”) to its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on February 29, 2024, (the "Original 10-K"). This Form 10-K/A (the “Amended 10-K No. 2”) amends the Original Amended 10-K and is being filed solely to replace Exhibit 99.1. Uniti Group Inc. inadvertently filed the incorrect version of Exhibit 99.1, thereby omitting disclosure in Note 16 included in Exhibit 99.1 regarding events subsequent to the original issuance of the consolidated financial statements of Windstream Holdings II, LLC as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 filed as Exhibit 99.1 to the Original Amended 10-K. The updated Exhibit 99.1 includes the previously omitted disclosure from Note 16 thereto. Except for the foregoing, the Amended 10-K No. 2 does not modify or update any disclosure contained in the Original Amended 10-K or its exhibits, but for ease of reference, this Amended 10-K No. 2 restates in its entirety the Original Amended 10-K, as amended.

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

21.1#	List of Subsidiaries of Uniti Group Inc.
23.1#	Consent of KPMG LLP, independent registered public accounting firm
23.2##	Consent of PricewaterhouseCoopers LLP, independent auditors of Windstream Holdings II, LLC
23.3*	Consent of PricewaterhouseCoopers LLP, independent auditors of Windstream Holdings II, LLC
31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3##	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4##	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.5*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.6*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3##	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4##	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.5*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.6*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97#	Uniti Group Inc. Policy Regarding Repayment or Forfeiture of Certain Compensation by Executive Officers (“Clawback Policy”)
99.1*	Financial Statements of Windstream Holding II, LLC, and consolidated subsidiaries
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________

*	Filed herewith
+	Constitutes a management contract or compensation plan or arrangement.
#	Incorporated by reference to the corresponding exhibit to the Original 10-K.
##	Incorporated by reference to the corresponding exhibit to the Original Amended 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: March 27, 2024	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer