Form 10-Q
period 2024-03-31
Uniti Group Inc.
filed 2024-05-03
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, the registrant had 240,257,455 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have entered into with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”); expectations regarding our potential Merger (as defined herein) with Windstream; the future prospects and financial health of Windstream; our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding the refinancing of and interest expense on our new ABS Loan Facility; our expectations regarding the effect of tax-related legislation on our tax position; our expectations related to our ability to satisfy the requirements necessary to access the remaining capacity under our ABS Loan Facility (as defined below); our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding remediation of the material weakness in our internal control over financial reporting as discussed in Part I Item 4 of this Quarterly Report on Form 10-Q; and expectations regarding the payment of dividends.
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:
•the Company’s and Windstream’s ability to consummate our Merger with Windstream on the expected terms or according to the anticipated timeline;
•the risk that the Merger Agreement (as defined herein) may be modified or terminated prior to its expiration, that the conditions to our Merger with Windstream may not be satisfied or the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•the effect of the announcement of our Merger with Windstream on relationships with our customers, suppliers, vendors, employees and other stakeholders and our operating results and the operating results of Windstream;
•the diversion of management’s time on issues related to our Merger with Windstream;
•the risk that we fail to fully realize the potential benefits, expected synergies, efficiencies and cost savings from our Merger with Windstream within the expected time period (if all all);
•legal proceedings that may be instituted against Uniti or Windstream following announcement of the Merger;
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
•other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and
•additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K filed with the SEC on February 29, 2024, as amended by Amendment No. 1 and Amendment No. 2 thereto filed on Form 10-K/A with the SEC on March 26, 2024 and March 27, 2024, respectively as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).
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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Uniti Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(Thousands, except par value)	March 31, 2024	December 31, 2023
Assets:
Property, plant and equipment, net	$4,042,485	$3,982,069
Cash and cash equivalents	43,058	62,264
Restricted cash and cash equivalents	7,684	—
Accounts receivable, net	48,584	46,358
Goodwill	157,380	157,380
Intangible assets, net	297,689	305,115
Straight-line revenue receivable	96,659	90,988
Operating lease right-of-use assets, net	131,810	125,105
Derivative asset	1,845	—
Other assets	42,471	118,117
Deferred income tax assets, net	114,904	109,128
Assets held for sale	—	28,605
Total Assets	$4,984,569	$5,025,129
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$90,039	$119,340
Settlement payable (Note 12)	141,043	163,583
Intangible liabilities, net	153,724	156,397
Accrued interest payable	51,797	133,683
Deferred revenue	1,227,454	1,273,661
Dividends payable	37,048	36,162
Operating lease liabilities	81,778	84,404
Finance lease obligations	18,473	18,110
Notes and other debt, net	5,660,696	5,523,579
Liabilities held for sale	—	331
Total liabilities	7,462,052	7,509,250

Commitments and contingencies (Note 12)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized; issued and outstanding: 237,309 shares at March 31, 2024 and 236,559 at December 31, 2023	24	24
Additional paid-in capital	1,223,983	1,221,824
Accumulated other comprehensive loss	(167)	—
Distributions in excess of accumulated earnings	(3,703,597)	(3,708,240)
Total Uniti shareholders' deficit	(2,479,757)	(2,486,392)
Noncontrolling interests:
Operating partnership units	2,024	2,021
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	250
Total shareholders' deficit	(2,477,483)	(2,484,121)
Total Liabilities and Shareholders' Deficit	$4,984,569	$5,025,129
The accompanying notes are an integral part of these condensed consolidated financial statements.
7

Uniti Group Inc.
Condensed Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2024	2023
Revenues:
Revenue from rentals
Uniti Leasing	$215,992	$209,643
Uniti Fiber	12,163	22,277
Total revenue from rentals	228,155	231,920
Service revenues
Uniti Leasing	1,629	1,165
Uniti Fiber	56,634	56,737
Total service revenues	58,263	57,902
Total revenues	286,418	289,822

Costs and Expenses:
Interest expense, net	123,211	148,863
Depreciation and amortization	77,485	76,775
General and administrative expense	28,133	28,433
Operating expense (exclusive of depreciation and amortization)	35,198	35,068
Transaction related and other costs	5,687	2,788
Gain on sale of real estate	(18,999)	—
Other (income) expense, net	(282)	20,179
Total costs and expenses	250,433	312,106

Income (loss) before income taxes and equity in earnings from unconsolidated entities	35,985	(22,284)
Income tax benefit	(5,363)	(2,412)
Equity in earnings from unconsolidated entities	—	(661)
Net income (loss)	41,348	(19,211)
Net income (loss) attributable to noncontrolling interests	19	(9)
Net income (loss) attributable to shareholders	41,329	(19,202)
Participating securities' share in earnings	(436)	(247)
Dividends declared on convertible preferred stock	(5)	(5)
Net income (loss) attributable to common shareholders	$40,888	$(19,454)

Income (loss) per common share:
Basic	$0.17	$(0.08)
Diluted	$0.16	$(0.08)

Weighted-average number of common shares outstanding:
Basic	236,901	236,090
Diluted	292,407	236,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(Thousands)	2024	2023
Net income (loss)	$41,348	$(19,211)
Other comprehensive income (loss):
Change in fair value of derivative asset	(355)	—
Interest rate cap amortization	188	—
Other comprehensive loss	(167)	—
Comprehensive income (loss)	41,181	(19,211)
Comprehensive income (loss) attributable to noncontrolling interest	19	(9)
Comprehensive income (loss) attributable to shareholders	$41,162	$(19,202)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited)

	For the three months ended March 31,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	235,829,485	$24	$1,210,033	$—	$(3,483,634)	$2,121	$250	$(2,271,206)
Net loss	—	—	—	—	—	—	(19,202)	(9)	—	(19,211)
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,847)	—	—	(35,847)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(15)	—	(15)
Payments for settlement of common stock warrant	—	—	—	—	(56)	—	—	—	—	(56)
Termination of bond hedge option					59					(1,343)
Payments related to tax withholding for stock-based compensation					(1,343)					3,130
Stock-based compensation	—	—	530,861	—	3,130	—	—	—	—	59
Issuance of common stock - employee stock purchase plan	—	—	66,904	—	314	—	—	—	—	314
Balance at March 31 2023	—	$—	236,427,250	$24	$1,212,137	$—	$(3,538,683)	$2,097	$250	$(2,324,175)

Balance at December 31, 2023	—	$—	236,558,601	$24	$1,221,824	$—	$(3,708,240)	$2,021	$250	$(2,484,121)
Net income	—	—	—	—	—	—	41,329	19	—	41,348
Other comprehensive loss	—	—	—	—	—	(167)	—	—	—	(167)
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(36,686)	—	—	(36,686)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(16)	—	(16)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,515)	—	—	—	—	(1,515)
Stock-based compensation	—	—	667,051	—	3,348	—	—	—	—	3,348
Issuance of common stock - employee stock purchase plan	—	—	83,047	—	326	—	—	—	—	326
Balance at March 31, 2024	—	$—	237,308,699	$24	$1,223,983	(167)	$(3,703,597)	$2,024	$250	$(2,477,483)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(Thousands)	2024	2023
Cash flow from operating activities
Net income (loss)	$41,348	$(19,211)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,485	76,775
Amortization of deferred financing costs and debt discount	5,035	4,963
Loss on extinguishment of debt, net	—	31,187
Interest rate cap amortization	188	—
Deferred income taxes	(5,776)	(2,754)
Equity in earnings of unconsolidated entities	—	(661)
Distributions of cumulative earnings from unconsolidated entities	—	980
Cash paid for interest rate cap	(2,200)	—
Straight-line revenues and amortization of below-market lease intangibles	(8,822)	(9,427)
Stock-based compensation	3,348	3,130
Loss (gain) on asset disposals	228	(422)
Gain on sale of real estate	(18,999)	—
Accretion of settlement obligation	1,965	3,017
Other	20	—
Changes in assets and liabilities:
Accounts receivable	(2,226)	(10,963)
Other assets	1,139	6,553
Accounts payable, accrued expenses and other liabilities	(86,543)	(68,605)
Net cash provided by operating activities	6,190	14,562
Cash flow from investing activities
Capital expenditures	(167,939)	(114,981)
Proceeds from sale of other equipment	341	607
Proceeds from sale of real estate	40,011	—
Proceeds from sale of unconsolidated entity	40,000	—
Net cash used in investing activities	(87,587)	(114,374)
Cash flow from financing activities
Repayment of debt	—	(2,263,662)
Proceeds from issuance of notes	—	2,600,000
Dividends paid	(35,800)	(9)
Payments of settlement payable	(24,505)	(24,505)
Borrowings under revolving credit facility	80,000	140,000
Payments under revolving credit facility	(215,000)	(253,000)
Proceeds from ABS Loan Facility	275,000	—
Finance lease payments	(696)	(452)
Payments for financing costs	(7,919)	(26,688)
Payment for settlement of common stock warrant	—	(56)
Termination of bond hedge option	—	59
Costs related to the early repayment of debt	—	(44,303)
Distributions paid to noncontrolling interests	(16)	—
Employee stock purchase program	326	314
Payments related to tax withholding for stock-based compensation	(1,515)	(1,343)

Net cash provided by financing activities	69,875	126,355
Net (decrease) increase in cash, restricted cash and cash equivalents	(11,522)	26,543
Cash, restricted cash and cash equivalents at beginning of period	62,264	43,803
Cash, restricted cash and cash equivalents at end of period	$50,742	$70,346

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$9,009	$13,049
Tenant capital improvements	$66,082	$81,592
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2024, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership.
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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024, as amended by Amendment No. 1 and Amendment No. 2 thereto filed on Form 10-K/A with the SEC on March 26, 2024 and March 27, 2024, respectively (the “Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent funds that are restricted for an obligation under the ABS Loan Facility (Note 9) to maintain three months of interest and other expenses.

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Statements of Cash Flows.

(Thousands)	Mar 31, 2024	Dec 31, 2023
Cash and cash equivalents	$43,058	$62,264
Restricted cash and cash equivalents	7,684	—
Cash, restricted cash and cash equivalents at end of period	$50,742	$62,264
Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream's incumbent local exchange carrier ("ILEC") operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream's consumer competitive local exchange carrier ("CLEC") operations. Revenue under the Windstream Leases provided 68.8% and 66.0% of our revenue for the three months ended March 31, 2024 and 2023, respectively. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires incremental disclosures related to reportable segments. Specifically, the ASU requires disclosure of significant segment expense categories and amounts for each reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements.

Note 3. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended March 31,
(Thousands)	2024	2023
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Uniti Fiber
Lit backhaul	$17,722	$19,522
Enterprise and wholesale	26,893	22,576
E-Rate and government	11,144	13,891
Other	875	748
Uniti Fiber	$56,634	$56,737
Uniti Leasing	1,629	1,165
Total revenue from contracts with customers	58,263	57,902
Revenue accounted for under leasing guidance
Uniti Leasing	215,992	209,643
Uniti Fiber	12,163	22,277
Total revenue accounted for under leasing guidance	228,155	231,920
Total revenue	$286,418	$289,822
At March 31, 2024 and December 31, 2023, lease receivables were $24.2 million and $22.0 million, respectively, and receivables from contracts with customers were $21.1 million and $18.8 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three months ended March 31, 2024, we recognized revenues of $1.3 million which were included in the December 31, 2023 contract liabilities balance.
The following table provides information about contract assets and contract liabilities accounted for under ASC 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2023	$26	$11,109
Balance at March 31, 2024	$68	$9,478

Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of March 31, 2024, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $627.1 million, of which $564.6 million is related to contracts that are currently being invoiced and have an average remaining contract term of 3.3 years, while $62.5 million represents our backlog for sales bookings which have yet to be installed and have an average contract term of 5.0 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the three months ended March 31, 2024 and 2023 respectively, are as follows:

	Three Months Ended March 31,
(Thousands)	2024	2023
Lease income - operating leases	$228,155	$231,920
Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of March 31, 2024 are as follows:

(Thousands)	March 31, 2024⁽¹⁾
2024	$602,886
2025	823,403
2026	826,155
2027	827,029
2028	827,652
Thereafter	1,535,465
Total lease receivables	$5,442,590
(1) Total future minimum lease payments to be received include $4.6 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	March 31, 2024	December 31, 2023
Land	$26,519	$26,533
Building and improvements	348,391	347,700
Poles	320,351	314,488
Fiber	3,950,464	3,862,635
Equipment	437	436
Copper	3,978,023	3,974,410
Conduit	90,117	90,087
Tower assets	58	58
Finance lease assets	1,890	1,890
Other assets	10,434	10,434
	8,726,684	8,628,671
Less: accumulated depreciation	(5,735,435)	(5,690,066)
Underlying assets under operating leases, net	$2,991,249	$2,938,605
Depreciation expense for the underlying assets under operating leases where we are the lessor for the three months ended March 31, 2024 and 2023, respectively, is summarized as follows:

	Three Months Ended March 31,
(Thousands)	2024	2023
Depreciation expense for underlying assets under operating leases	$46,005	$45,206
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
As of March 31, 2024, we have short term lease commitments amounting to approximately $4.0 million.
Future lease payments under non-cancellable leases as of March 31, 2024 are as follows:

(Thousands)	Operating Leases	Finance Leases
2024	$13,600	$3,013
2025	16,689	4,011
2026	13,172	3,885
2027	10,377	3,178
2028	8,764	2,460
Thereafter	98,861	9,613
Total undiscounted lease payments	$161,463	$26,160
Less: imputed interest	(79,685)	(7,687)
Total lease liabilities	$81,778	$18,473

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
The following table summarizes the fair value of our financial instruments at March 31, 2024 and December 31, 2023:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2024
Assets
Derivative asset	$1,845	$—	$1,845	$—
Total	$1,845	$—	$1,845	$—

Liabilities
Senior secured notes - 10.50%, due February 15, 2028	$2,696,343	$—	$2,696,343	$—
Senior secured notes - 4.75%, due April 15, 2028	497,682	—	497,682	—
Senior unsecured notes - 6.50%, due February 15, 2029	859,509	—	859,509	—
Senior unsecured notes - 6.00%, due January 15, 2030	521,677	—	521,677	—
Exchangeable senior notes - 4.00%, due June 15, 2024	122,346	—	122,346	—
Convertible senior notes - 7.50% due December 1, 2027	319,440	—	319,440	—
ABS Loan Facility, variable rate, due September 1, 2025	273,625		273,625
Senior secured revolving credit facility, variable rate, due September 24, 2027	72,993	—	72,993	—
Settlement payable	140,500	—	140,500	—
Total	$5,504,115	$—	$5,504,115	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2023
Liabilities
Senior secured notes - 7.875%, due February 15, 2025	$2,624,596	$—	$2,624,596	$—
Senior secured notes - 4.75%, due April 15, 2028	488,205	—	488,205	—
Senior unsecured notes - 6.50% , due February 15, 2029	796,125	—	796,125	—
Senior unsecured notes - 6.00%, due January 15, 2030	486,675	—	486,675	—
Exchangeable senior notes - 4.00%, due June 15, 2024	122,140	—	122,140
Convertible senior notes - 7.50%, due December 1, 2027	301,755		301,755
Senior secured revolving credit facility, variable rate, due December 10, 2024	207,979	—	207,979	—
Settlement payable	160,550	—	160,550	—
Total	$5,188,025	$—	$5,188,025	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our outstanding notes and other debt was $5.76 billion at March 31, 2024, with a fair value of $5.36 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). See Note 12. The Settlement Payable was initially recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. As of March 31, 2024, the remaining Settlement Payable is $141.0 million and is reported on our Condensed Consolidated Balance Sheets. There have been no changes in the valuation methodologies used since the initial recording.

Note 6. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	March 31, 2024	December 31, 2023
Land	Indefinite	$30,080	$30,099
Building and improvements	3 - 40 years	368,865	366,490
Poles	30 years	320,351	314,489
Fiber	30 years	4,941,964	4,835,623
Equipment	5 - 7 years	466,727	460,463
Copper	20 years	3,978,023	3,974,410
Conduit	30 years	90,117	90,087
Tower assets	20 years	1,221	1,221
Finance lease assets	(1)	53,590	52,589
Other assets	15 - 20 years	10,358	10,436
Corporate assets	3 - 7 years	16,002	15,731
Construction in progress	(1)	50,861	49,771
		10,328,159	10,201,409
Less accumulated depreciation		(6,285,674)	(6,219,340)
Net property, plant and equipment		$4,042,485	$3,982,069
(1) See our Annual Report for property, plant and equipment accounting policies.
Depreciation expense for the three months ended March 31, 2024 and 2023 was $70.1 million and $69.3 million, respectively.
CableSouth Transaction
In 2018, we acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease.

During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management ("MAM") pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40.0 million (the "CableSouth Transaction"). The Company completed the CableSouth Transaction on January 31, 2024 and recorded a $19 million gain on sale of real estate in our Condensed Consolidated Statements of Income (Loss).

The CableSouth Transaction is included in the results of the Uniti Leasing segment, and because the sale does not represent a strategic shift that will have a major effect on operations and financial results, it does not qualify for presentation as a discontinued operation.
Note 7. Derivative Instruments and Hedging Activities

The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.
On March 1, 2024, the Company entered into an interest rate cap agreement (the "ABS Loan Interest Rate Cap") related to the ABS Loan Facility (as defined in Note 9). This interest rate cap was designated as a cash flow hedge, has a notional value of $275.0 million, and effectively caps the 1-month term secured overnight financing rate ("SOFR ") at 4.50%.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments as of March 31, 2024 and March 31, 2023:

(Thousands)	Location on Condensed Consolidated Balance Sheets	March 31, 2024	December 31, 2023
Interest rate caps	Derivative asset	$1,845	$—

The following table presents the effects of the Company’s derivative financial instrument on the Condensed Consolidated Statements of Income (Loss) for the periods presented:

(Thousands)	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Caps)	2024	2023
Amount of gain (loss) recognized on derivative in Other Comprehensive Income	$(163)	$—
Amount of gain (loss) reclassified from Accumulated Other Comprehensive Income into Interest Expense	$4	$—
Total Amount of Interest Expense Presented in the Consolidated Income Statements	$123,211	$148,863

The company estimates that an additional $0.4 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months.

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

Capped Call Transactions
On December 7, 2022, in connection with the pricing of the 7.50% Convertible 2027 Notes due December 1, 2027 (the "Convertible 2027 Notes"), the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at a cost of $21.1 million. The Capped Calls cover the same number of shares of the Company’s common stock that initially underlie the Convertible 2027 Notes in the aggregate. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the Convertible 2027 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Convertible 2027 Notes its common stock price exceeds the conversion price of the Convertible 2027 Notes. The cap price of the Capped Calls will initially be $10.63 per share of common stock, which represents a premium of 75% over the last reported sale price of the Company’s common stock of $6.075 per share on December 7, 2022 and is subject to customary anti-dilution adjustments substantially similar to those applicable to the Convertible 2027 Notes. The Company used approximately $21.1 million of the net proceeds from the offering of the Convertible 2027 Notes to pay for the cost of the Capped Calls. The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.

Additionally on December 7, 2022, in connection with the Company’s repurchase of the Exchangeable Notes, the Company entered into partial unwind agreements (the “Unwind Agreements”) with the Counterparties to unwind a portion of the Note Hedge Transactions and the Warrants described above (collectively, the “Unwind Transactions”). In connection with the Unwind Transactions, the Company received cash as a termination payment for the portion of the Note Hedge Transactions that were unwound, and the Company delivered cash as a termination payment in respect of the portion of the Warrants that were unwound. The amount of cash that was received, which was approximately $1.2 million, and the amount of cash that was delivered to the Counterparties, which was approximately $0.5 million, were based generally on the termination values of the unwound portions of such instruments.
Note 8. Goodwill and Intangible Assets and Liabilities
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2024 are as follows:

(Thousands)	Uniti Fiber	Total
Goodwill at December 31, 2023	$672,878	$672,878
Accumulated impairment charges as of December 31, 2023	(515,498)	(515,498)
Balance at December 31, 2023	$157,380	$157,380

Goodwill at March 31, 2024	$672,878	$672,878
Accumulated impairment charges as of March 31, 2024	(515,498)	(515,498)
Balance at March 31, 2024	$157,380	$157,380

(Thousands)	March 31, 2024		December 31, 2023
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(157,238)	$416,104	$(151,542)
Contracts	52,536	(22,984)	52,536	(21,343)
Underlying Rights	10,496	(1,225)	10,497	(1,137)

Total intangible assets	$479,136		$479,137
Less: accumulated amortization	(181,447)		(174,022)
Total intangible assets, net	$297,689		$305,115

Finite life intangible liabilities:
Below-market leases	$191,154	$(37,430)	$191,154	$(34,757)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(37,430)		(34,757)
Total intangible liabilities, net	$153,724		$156,397
As of March 31, 2024, the remaining weighted average amortization period of the Company’s intangible assets was 13.8 years, 4.5 years, and 26.5 years for customer lists, contracts, and underlying assets, respectively. As of March 31, 2024, the total remaining weighted average amortization period for total intangible assets was 13.3 years.
Amortization expense for the three months ended March 31, 2024 and 2023 was $7.4 million and $7.4 million, respectively. Amortization expense is estimated to be $29.7 million for the full year of 2024, $29.7 million in 2025, $29.7 million in 2026, $29.7 million in 2027, and $28.1 million for 2028.
We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three months ended March 31, 2024 and 2023 was $2.7 million and $2.7 million, respectively. As of March 31, 2024, the remaining weighted average amortization period of the Company’s intangible liabilities was 15.8 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2024, $10.7 million in 2025, $10.7 million in 2026, $10.7 million in 2027, and $10.2 million in 2028.
Note 9. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.
Notes and other debt are as follows:

(Thousands)	March 31, 2024	December 31, 2023
Principal amount	$5,757,442	$5,617,442
Less unamortized discount, premium and debt issuance costs	(96,746)	(93,863)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,660,696	$5,523,579

Notes and other debt at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024		December 31, 2023
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 10.50% due February 15, 2028 (discount is based on imputed interest rate of 11.06%)	$2,600,000	$(45,946)	$2,600,000	$(48,290)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(6,026)	570,000	(6,360)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(15,113)	1,110,000	(15,761)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(8,988)	700,000	(9,307)
Exchangeable senior notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	122,942	(195)	122,942	(427)
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(7,652)	306,500	(8,092)
ABS Loan Facility, variable rate, due September 1, 2025	275,000	(7,510)	—	—
Senior secured revolving credit facility, variable rate, due September 24, 2027	73,000	(5,316)	208,000	(5,625)
Total	$5,757,442	$(96,746)	$5,617,442	$(93,863)

At March 31, 2024, notes and other debt included the following: (i) $73.0 million under the Revolving Credit Facility (as defined below) pursuant to that certain credit agreement, dated as of April 24, 2015, by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein, as amended (the “Credit Agreement”); (ii) $275.0 million under the bridge loan and security agreement (the "ABS Loan Agreement"), a multi-draw term loan facility dated February 23, 2024, entered into by and among Uniti Fiber Bridge Borrower LLC (the “ABS Bridge Borrower”), Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (together, the “ABS Bridge Loan Parties”), each an indirect subsidiary of the Company, Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders identified therein; (iii) $2.6 billion aggregate principal amount of 10.50% Senior Secured Notes due February 15, 2028 (the “February 2028 Secured Notes”); (iv) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”); (v) $1.1 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (vi) $122.9 million aggregate principal amount of the Exchangeable Notes; (vii) $700.0 million aggregate principal amount of 6.00% Senior Secured Notes due January 15, 2030 (the “2030 Notes”); and (viii) $306.5 million aggregate principal amount of Convertible 2027 Notes and, together with the February 2028 Secured Notes, April 2028 Secured Notes, 2029 Notes, 2030 Notes and the Exchangeable Notes, the "Notes"). The terms of the Notes are as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2024, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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
Secured Notes
On February 14, 2023, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”) issued $2.6 billion aggregate principal amount of the February 2028 Secured Notes. The Issuers used the net proceeds from the offering to fund the redemption in full of the Issuers’ outstanding 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), to repay outstanding borrowings under the Revolving Credit Facility and to pay any related premiums, fees and expenses in connection with the foregoing. On February 14, 2023, the Issuers deposited the full redemption price of $2.25 billion for the 2025 Secured Notes with the trustee and satisfied and discharged their obligations with respect to the 2025 Secured Notes at such time. During the first quarter of 2023, we recorded $32.3 million of loss on the extinguishment of the 2025 Secured Notes within interest expense, net on the Condensed Consolidation Statements of Income (Loss), which includes $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium.
Asset-Backed Bridge Loan Facility
On February 23, 2024, ABS Bridge Borrower and the other ABS Bridge Loan Parties entered the ABS Loan Agreement, which provides for a secured, multi-draw term loan facility of up to $350 million (the “ABS Loan Facility”). On March 1, 2024 (the “ABS Loan Closing Date”), the ABS Bridge Borrower made an initial drawing under the ABS Loan Facility in a principal amount of $275 million. Amounts borrowed under the ABS Loan Facility may not be reborrowed. Unless otherwise terminated pursuant to the terms of the ABS Loan Agreement, the ABS Loan Facility matures on the date that is 18 months from the ABS Loan Closing Date. The Company intends to refinance the ABS Loan Facility in full with proceeds from a long-term asset-backed securitized debt offering secured primarily by certain Uniti Fiber network assets.

Amounts outstanding under the ABS Loan Facility bear interest at a floating rate equal to, at the Company’s option, either (i) the one-month or three-month SOFR, plus a spread of 3.75% per annum or (ii) Base Rate (as defined in the ABS Loan Agreement), plus a spread of 2.75% per annum; provided that the spread will automatically increase to (a) 4.50% per annum in the case of loans bearing interest based on SOFR and 3.50% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 12 months following the ABS Loan Closing Date and (b) 5.25% per annum in the case of loans bearing interest based on SOFR and 4.25% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 15 months following the ABS Loan Closing Date. The Company capped SOFR interest expense at 4.50% for the duration of the ABS Loan Facility pursuant to the ABS Loan Interest Rate Cap (see Note 7)..

In connection with the ABS Loan Facility, the Company formed Uniti Fiber ABS Parent LLC, an indirect subsidiary of the Company that qualifies as a bankruptcy-remote special purpose entity (“ABS Parent”), and directed the formation of the ABS Bridge Loan Parties, which are direct or indirect wholly-owned subsidiaries of ABS Parent. Each of the ABS Bridge Loan Parties is a special purpose, bankruptcy-remote, indirect subsidiary of the Company. The ABS Loan Facility is secured by equity in the ABS Bridge Borrower and substantially all of the assets of the ABS Bridge Loan Parties (subject to certain customary limited exceptions) and is non-recourse to the Company. Each of the ABS Bridge Loan Parties and ABS Parent was designated as an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. The assets of the ABS Bridge Loan Parties will only be available for payment of the obligations arising under the ABS Loan Agreement and will not be available to pay any obligations or claims of the Company’s other creditors.

In connection with the initial funding under the ABS Loan Facility on the ABS Loan Closing Date, the Company, directly or indirectly, (i) transferred certain Uniti Fiber non-regulated and interstate customer contracts and related equipment to the ABS Bridge Loan Parties and (ii) granted an indefeasible right of use in the related fiber network assets to such ABS Bridge Loan Parties. In addition, certain of the ABS Bridge Loan Parties entered into a management agreement (the “Management Agreement”) with Uniti Fiber Holdings Inc. (in its capacity as manager thereunder, the “Manager”), pursuant to which the Manager is responsible for servicing and administering the assets securing the ABS Loan Facility and is permitted to make reimbursable servicing advances in respect of the collateral securing the ABS Loan Facility under certain circumstances.

The ABS Loan Agreement contains customary covenants limiting the ability of the ABS Bridge Loan Parties to: incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell fiber network assets; enter into transactions with the Company and other affiliates; and create restrictions on the ability of the ABS Bridge Loan Parties to incur liens on their assets constituting collateral to secure obligations under the ABS Loan Agreement. These covenants are subject to a number of limitations, qualifications and exceptions. The ABS Loan Agreement also contains a maximum leverage financial maintenance covenant and customary events of default.
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and our entry into the Revolving Credit Facility and the ABS Loan Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income. For the three months ended March 31, 2024 and 2023, we recognized $5.0 million and $4.8 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.
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
The dilutive effect of the Exchangeable Notes and the Convertible 2027 Notes is calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the Warrants (see Note 7) is calculated using the treasury-stock method. During the three months ended March 31, 2024 and 2023, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
(Thousands, except per share data)	2024	2023
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$41,329	$(19,202)
Less: Income allocated to participating securities	(436)	(247)
Dividends declared on convertible preferred stock	(5)	(5)
Net income (loss) attributable to common shares	$40,888	$(19,454)
Denominator:
Basic weighted-average common shares outstanding	236,901	236,090
Basic income (loss) earnings per common share	$0.17	$(0.08)

	Three Months Ended March 31,
(Thousands, except per share data)	2024	2023
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$41,329	$(19,202)
Less: Income allocated to participating securities	(436)	(247)
Dividends declared on convertible preferred stock	(5)	(5)
Impact on if-converted dilutive securities	7,022	—
Net income (loss) attributable to common shares	$47,910	$(19,454)
Denominator:
Basic weighted-average common shares outstanding	236,901	236,090
Effect of dilutive non-participating securities	708	—
Impact on if-converted dilutive securities	54,798	—
Weighted-average shares for dilutive earnings per common share	292,407	236,090
Dilutive earnings (loss) per common share	$0.16	$(0.08)
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
Uniti Leasing: Represents the operations of our leasing business which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing dark fiber network assets that we either constructed or acquired. While the Leasing segment represents our REIT operations, certain aspects of the Leasing segment are also operated through taxable REIT subsidiaries.
Uniti Fiber: Represents the operations of our fiber business which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.
Corporate: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, information technology systems, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.
Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$217,621	$68,797	$—	$286,418

Adjusted EBITDA	$210,677	$23,838	$(5,887)	$228,628
Less:
Interest expense				123,211
Depreciation and amortization	44,980	32,492	13	77,485
Transaction related and other costs				5,687
Gain on sale of real estate				(18,999)
Other, net				1,911
Stock-based compensation				3,348
Income tax benefit				(5,363)
Net income				$41,348

	Three Months Ended March 31, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$210,808	$79,014	$—	$289,822

Adjusted EBITDA	$204,966	$33,674	$(7,439)	$231,201
Less:
Interest expense				148,863
Depreciation and amortization	44,173	32,586	16	76,775
Transaction related and other costs				2,788
Other, net				20,513
Stock-based compensation				3,130
Income tax benefit				(2,412)
Adjustments for equity in earnings from unconsolidated entities				755
Net loss				$(19,211)

Note 12. Commitments and Contingencies
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Windstream Commitments
Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). As of March 31, 2024, the Company has made payments totaling $337.9 million.
Further, beginning in October 2020, we became obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2023, and are limited to $225 million per year in 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year. During the three months ended March 31, 2024, Uniti reimbursed $131.3 million of Growth Capital Improvements, of which $104.5 million represented the reimbursement of capital improvements completed in 2023 that were previously classified as tenant funded capital improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $952.4 million of Growth Capital Improvements. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive which will be amortized as a reduction to revenue over the initial term of the Windstream Leases.
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

Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component is as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Thousands)	2024	2023
Cash flow hedge:
Balance at beginning of period attributable to shareholders	$—	$—
Change in fair value of derivative asset	(355)	—
Amounts reclassified from accumulated other comprehensive income	188	—
Balance at end of period	(167)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interest	0	—
Accumulated other comprehensive loss at end of period	$(167)	$—

Note 14. Subsequent Events
Our Proposed Merger with Windstream
On May 3, 2024, the Company entered into an Agreement and Plan of Merger with Windstream Holdings II, LLC (the “Merger Agreement”) providing for a combination of the Company and Windstream such that, following a pre-closing reorganization of Windstream and the merger of the Company into an entity formed in such reorganization (the "Merger"), both the Company and Windstream will be indirect wholly owned subsidiaries of a recently formed company that in the reorganization will become the parent company of Windstream (“New Uniti”). Following the Merger, the common stock of New Uniti (“New Uniti Common Stock”) is expected to be listed on the Nasdaq.
The Merger intends to reunite Windstream’s business with the underlying fiber infrastructure owned by the Company to create a premier digital infrastructure company with a strong platform for value creation. Upon consummation of our Merger with Windstream, the board of directors of New Uniti will initially comprise nine members, including five directors to be appointed by Uniti. It is expected that Uniti’s existing officers will serve as initial officers of New Uniti.

At the effective time of the Merger, each share of Uniti’s common stock that is issued and outstanding will automatically be cancelled and retired and converted into the right to a number of shares of New Uniti Common Stock pursuant to an exchange ratio set forth in the Merger Agreement such that the Company's and Windstream's stockholders are expected to hold approximately 62% and 38%, respectively, of the combined company before giving effect to the conversion of any outstanding convertible securities or the issuance of warrants to purchase New Uniti Common Stock referenced below.

In addition, at the closing of the Merger, we will fund an aggregate cash payment of $425 million (less certain transaction expenses) that will be distributed to Windstream equityholders on a pro-rata basis (the “Merger Cash Consideration”). Windstream equityholders will also be entitled to pro rata distributions of (i) new shares of non-voting preferred stock of New Uniti with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% per year during each of the seventh and eighth year after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575 million, and (ii) warrants to purchase New Uniti Common Stock, with an exercise price of $0.01 per share, subject to customary adjustments, representing in the aggregate approximately 6.9% of the pro forma share total of New Uniti. We intend to fund the Merger Cash Consideration with the issuance, subject to market conditions and other factors, of up to an aggregate principal amount of $300 million of secured debt, along with cash on hand.

Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders and receipt of required regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended) (the “HSR Act”) and the receipt of approvals from the Federal Communications Commission (the “FCC”) and certain state public utility commissions. We currently expect our Merger with Windstream to close in 2025.

Upon consummation of our Merger with Windstream, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain growth capital improvements, will remain in place. In addition, we have agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for our dividend payable on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain our status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions. All Windstream debt will remain obligations of Windstream and our debt obligations will remain as ours, with no cross-guarantees or credit support between the Company and Windstream. For a description of the Windstream Leases and the settlement agreement with Windstream, refer to “Liquidity and Capital Resources—Windstream Leases” within Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Finally, it is expected that, following consummation of the Merger, Uniti will cease to be a REIT for U.S. federal income tax purposes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2024. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024, as amended by Amendment No. 1 and Amendment No. 2 thereto filed on Form 10-K/A with the SEC on March 26, 2024 and March 27, 2024, respectively (the “Annual Report”).
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
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2024, we are the sole general partner of the Operating Partnership and own approximately 99.96% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.

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
Segments
We manage our operations as two reportable business segments, in addition to our corporate operations, which include:
Uniti Leasing: Represents the operations of our leasing business, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing fiber network assets that we either constructed or acquired. While the Leasing segment represents our REIT operations, certain aspects of the Leasing segment are operated through TRSs.
Uniti Fiber: Represents the operations of our fiber business, which is a leading provider of infrastructure solutions, including cell site backhaul and dark fiber, to the telecommunications industry.
Corporate: Represents our corporate office and shared service functions. Certain costs and expenses, primarily related to headcount, information technology systems, insurance, professional fees and similar charges, that are directly attributable to operations of our business segments are allocated to the respective segments.
We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 11 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Significant Business Developments
Our Proposed Merger with Windstream
On May 3, 2024, the Company entered into an Agreement and Plan of Merger with Windstream Holdings II, LLC (the “Merger Agreement”) providing for a combination of the Company and Windstream such that, following a pre-closing reorganization of Windstream and the merger of the Company into an entity formed in such reorganization (the "Merger"), both the Company and Windstream will be indirect wholly owned subsidiaries of a recently formed company that in the reorganization will become the parent company of Windstream (“New Uniti”). Following the Merger, the common stock of New Uniti (“New Uniti Common Stock”) is expected to be listed on the Nasdaq.
The Merger intends to reunite Windstream’s business with the underlying fiber infrastructure owned by the Company to create a premier digital infrastructure company with a strong platform for value creation. Upon consummation of our Merger with Windstream, the board of directors of New Uniti will initially comprise nine members, including five directors to be appointed by Uniti. It is expected that Uniti’s existing officers will serve as initial officers of New Uniti.

At the effective time of the Merger, each share of Uniti’s common stock that is issued and outstanding will automatically be cancelled and retired and converted into the right to a number of shares of New Uniti Common Stock pursuant to an exchange ratio set forth in the Merger Agreement such that the Company's and Windstream's stockholders are expected to hold approximately 62% and 38%, respectively, of the combined company before giving effect to the conversion of any outstanding convertible securities or the issuance of warrants to purchase New Uniti Common Stock referenced below.

In addition, at the closing of the Merger, we will fund an aggregate cash payment of $425 million (less certain transaction expenses) that will be distributed to Windstream equityholders on a pro-rata basis (the “Merger Cash Consideration”). Windstream equityholders will also be entitled to pro rata distributions of (i) new shares of non-voting preferred stock of New Uniti with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% per year during each of the seventh and eighth year after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575 million, and (ii) warrants to purchase New Uniti Common Stock, with an exercise price of $0.01 per share, subject to customary adjustments, representing in the aggregate approximately 6.9% of the pro forma share total of New Uniti. We intend to fund the Merger Cash Consideration with the issuance, subject to market conditions and other factors, of up to an aggregate principal amount of $300 million of secured debt, along with cash on hand.

Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders and receipt of required regulatory approvals, including the expiration or early termination of the waiting period under the HSR Act and the receipt of approvals from the FCC and certain state public utility commissions. We currently expect our Merger with Windstream to close in 2025.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2024.

Upon consummation of our Merger with Windstream, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain growth capital improvements, will remain in place. In addition, we have agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for our dividend payable on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain our status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions. All Windstream debt will remain obligations of Windstream and our debt obligations will remain as ours, with no cross-guarantees or credit support between the Company and Windstream. For a description of the Windstream Leases and the settlement agreement with Windstream, refer to “Liquidity and Capital Resources—Windstream Leases” within Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. Finally, it is expected that, following consummation of the Merger, Uniti will cease to be a REIT for U.S. federal income tax purposes.

See “Risk Factors” for additional information about our merger with Windstream.
Asset-Backed Bridge Loan Facility
On February 23, 2024, Uniti Fiber Bridge Borrower LLC (the “ABS Bridge Borrower”), Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (together, the “ABS Bridge Loan Parties”), each an indirect subsidiary of the Company, entered into a bridge loan and security agreement, dated as of February 23, 2024 (the “ABS Loan Agreement”).

The ABS Loan Agreement provides for a secured, multi-draw term loan facility of up to $350 million (the “ABS Loan Facility”). As of March 31, 2024, an aggregate of $275 million principal amount of loans under the ABS Loan Facility had been drawn.

In connection with the ABS Loan Facility, the Company formed Uniti Fiber ABS Parent LLC, an indirect subsidiary that qualifies as a bankruptcy-remote special purpose entity (“ABS Parent”), and directed the formation of the ABS Bridge Loan Parties, which are direct or indirect wholly-owned subsidiaries of ABS Parent. Each of the ABS Bridge Loan Parties is a special purpose, bankruptcy-remote, indirect subsidiary of the Company. The ABS Loan Facility is secured by equity in the ABS Bridge Borrower and substantially all of the assets of the ABS Bridge Loan Parties (subject to certain customary limited exceptions) and is non-recourse to the Company. Each of the ABS Bridge Loan Parties and ABS Parent was designated as an unrestricted subsidiary under the Senior Secured Credit Facility, and the applicable indentures governing the Company’s outstanding senior notes and under the indenture for this offering. The assets of the ABS Bridge

Loan Parties will only be available for payment of the obligations arising under the ABS Loan Agreement and will not be available to pay any obligations or claims of the Company’s other creditors.

See Note 9 to our Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q for additional information about our ABS Loan Facility.

CableSouth Transaction

In 2018, we acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease.

During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management ("MAM") pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40.0 million (the "CableSouth Transaction"). The Company completed the CableSouth Transaction on January 31, 2024 and recorded a $19 million gain on sale of real estate in our Condensed Consolidated Statements of Income (Loss).

The CableSouth Transaction is included in the results of the Uniti Leasing segment, and because the sale does not represent a strategic shift that will have a major effect on operations and financial results, it does not qualify for presentation as a discontinued operation.

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2024		2023
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Uniti Leasing	$217,621	76.0%	$210,808	72.7%
Uniti Fiber	68,797	24.0%	79,014	27.3%
Total revenues	286,418	100.0%	289,822	100.0%
Costs and Expenses:
Interest expense, net	123,211	43.0%	148,863	51.2%
Depreciation and amortization	77,485	27.0%	76,775	26.5%
General and administrative expense	28,133	9.8%	28,433	9.8%
Operating expense (exclusive of depreciation and amortization)	35,198	12.3%	35,068	12.1%
Transaction related and other costs	5,687	2.0%	2,788	1.0%
Gain on sale of real estate	(18,999)	(6.6%)	—	—%
Other (income) expense, net	(282)	(0.1%)	20,179	7.0%
Total costs and expenses	250,433	87.4%	312,106	107.6%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	35,985	12.5%	(22,284)	(7.6)%
Income tax benefit	(5,363)	(1.9%)	(2,412)	(0.8%)
Equity in earnings from unconsolidated entities	—	—%	(661)	(0.2%)
Net income (loss)	41,348	14.4%	(19,211)	(6.6%)
Net income (loss) attributable to noncontrolling interests	19	0.0%	(9)	(0.0%)
Net income (loss) attributable to shareholders	41,329	14.4%	(19,202)	(6.6%)
Participating securities' share in earnings	(436)	(0.1%)	(247)	(0.1%)
Dividends declared on convertible preferred stock	(5)	(0.0%)	(5)	(0.0%)
Net income (loss) attributable to common shareholders	$40,888	14.3%	$(19,454)	(6.7)%

The following tables set forth revenues, Adjusted EBITDA and net income (loss) of our reportable segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$217,621	$68,797	$—	$286,418

Adjusted EBITDA	$210,677	$23,838	$(5,887)	$228,628
Less:
Interest expense				123,211
Depreciation and amortization	44,980	32,492	13	77,485
Transaction related and other costs				5,687
Gain on sale of real estate				(18,999)
Other, net				1,911
Stock-based compensation				3,348
Income tax benefit				(5,363)
Net income				$41,348

	Three Months Ended March 31, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$210,808	$79,014	$—	$289,822

Adjusted EBITDA	$204,966	$33,674	$(7,439)	$231,201
Less:
Interest expense				148,863
Depreciation and amortization	44,173	32,586	16	76,775
Transaction related and other costs				2,788
Other, net				20,513
Stock-based compensation				3,130
Income tax benefit				(2,412)
Adjustments for equity in earnings from unconsolidated entities				$755
Net loss				$(19,211)

Summary of Operating Metrics

	Operating Metrics
	March 31,
	2024	2023	% Increase / (Decrease)
Operating metrics:
Uniti Leasing:
Fiber strand miles	5,510,000	5,380,000	2.4%
Copper strand miles	231,000	230,000	0.4%
Uniti Fiber:
Fiber strand miles	2,980,000	2,880,000	3.5%
Customer connections	28,896	27,693	4.3%
Revenues

	Three Months Ended March 31,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Uniti Leasing	$217,621	76.0%	$210,808	72.7%
Uniti Fiber	68,797	24.0%	79,014	27.3%
Total revenues	$286,418	100.0%	$289,822	100.0%
Uniti Leasing – Uniti Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases. Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The initial term of the Windstream Leases expires on April 30, 2030. Annual rent under the Windstream Leases for the full year 2024 is $675.6 million and is subject to annual escalation at a rate of 0.5%. For a description of the Windstream Leases, see “Liquidity and Capital Resources— Windstream Leases” below.
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
Starting on the first anniversary of each installment of reimbursement for a Growth Capital Improvement, the rent payable by Windstream under the applicable Windstream Lease will increase by an amount equal to 8.0% (the “Rent Rate”) of such installment of reimbursement. The Rent Rate will thereafter increase to 100.5% of the prior Rent Rate on each anniversary of each reimbursement. In the event that the tenant’s interest in either Windstream Lease is transferred by Windstream under the terms thereof (unless transferred to the same transferee), or if Uniti transfers its interests as landlord under either Windstream Lease (unless to the same transferee), the reimbursement rights and obligations will be allocated between the ILEC MLA and the CLEC MLA by Windstream, provided that the maximum that may be allocated to the CLEC MLA following such transfer is $20.0 million per year. If Uniti fails to reimburse any Growth Capital Improvement payment or equipment loan funding request as and when it is required to do so under the terms of the Windstream Leases, and such failure continues for thirty (30) days, then such unreimbursed amounts may be applied as an offset against the rent owed by Windstream under the Windstream Leases (and such amounts will thereafter be treated as if Uniti had reimbursed them).

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

	Three Months Ended March 31,
	2024		2023
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$168,338	77.4%	$167,500	79.5%
GCI revenue	11,308	5.2%	6,429	3.0%
Total cash revenue	179,646	82.6%	173,929	82.5%
Non-cash revenue
TCI revenue	12,244	5.6%	11,369	5.4%
GCI revenue	3,777	1.8%	3,604	1.7%
Other straight-line revenue	1,400	0.6%	2,240	1.1%
Total non-cash revenue	17,421	8.0%	17,213	8.2%
Total Windstream revenue	197,067	90.6%	191,142	90.7%
Other services	20,554	9.4%	19,666	9.3%
Total Uniti Leasing revenues	$217,621	100.0%	$210,808	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. Windstream invested $66.1 million in TCIs during the quarter ended March 31, 2024. The total amount invested in TCIs by Windstream since the inception of the Windstream Leases (including the Master Lease) was $1.2 billion as of March 31, 2024 and $1.1 billion as of March 31, 2023.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the three months ended March 31, 2024, Uniti reimbursed $131.3 million of Growth Capital Improvements. Subsequent to March 31, 2024, Windstream requested, and we reimbursed $26.9 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $952.4 million of Growth Capital Improvements.
We recognized $20.6 million and $19.7 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements for the three months ended March 31, 2024 and 2023, respectively. The increase is primarily driven by revenues from new customer arrangements.
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
Uniti Fiber – Uniti Fiber revenues for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended March 31,
	2024		2023
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$17,722	25.7%	$19,522	24.7%
Enterprise and wholesale	26,893	39.1%	22,576	28.6%
E-Rate and government	11,144	16.2%	13,891	17.6%
Dark fiber and small cells	12,163	17.7%	22,277	28.2%
Other services	875	1.3%	748	0.9%
Total Uniti Fiber revenues	$68,797	100.0%	$79,014	100.0%

For the three months ended March 31, 2024, Uniti Fiber revenues totaled $68.8 million as compared to $79.0 million for the three months ended March 31, 2023. Uniti Fiber revenues decreased $10.2 million primarily due to a $10.1 million decrease in dark fiber and small cells revenue related to decreased one-time early termination revenues and a $2.7 million decrease in E-rate and government revenues related to decreased equipment and installation sales, partially offset by a $4.3 million increase in Enterprise and wholesale revenues related to increased internet services.

Interest Expense, net

	Three Months Ended March 31,
(Thousands)	2024	2023	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$75,019	$93,188	(18,169)
Senior unsecured notes	35,514	35,647	(133)
Senior secured revolving credit facility - variable rate	4,171	2,734	1,437
ABS Loan Facility	1,891	—	1,891
Interest rate cap	(4)	—	(4)
Other	(17)	369	(386)
Total cash interest	116,574	131,938	(15,364)
Non-cash:
Amortization of deferred financing costs and debt discount	5,035	4,963	72
Write off of deferred financing costs and debt discount	—	10,412	(10,412)
Accretion of settlement payable	1,965	3,017	(1,052)
Capitalized interest	(363)	(198)	(165)
Gain on extinguishment of debt	—	(1,269)	1,269
Total non-cash interest	6,637	16,925	(10,288)
Total interest expense, net	$123,211	$148,863	$(25,652)
Interest expense for the three months ended March 31, 2024 decreased $25.7 million compared to the three months ended March 31, 2023. The decrease is primarily attributable to a loss on extinguishment of the 2025 Secured Notes recognized during the three months ended March 31, 2023 of $32.3 million, which included $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium, partially offset by an increase in cash interest of $7.1 million primarily related to our secured notes.
Depreciation and Amortization Expense

	Three Months Ended March 31,
(Thousands)	2024	2023	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$43,250	$42,443	$807
Uniti Fiber	26,796	26,871	(75)
Corporate	13	16	(3)
Total depreciation expense	70,059	69,330	729
Amortization expense
Uniti Leasing	1,729	1,730	(1)
Uniti Fiber	5,697	5,715	(18)
Total amortization expense	7,426	7,445	(19)
Total depreciation and amortization expense	$77,485	$76,775	$710
Uniti Leasing – Uniti Leasing depreciation expense increased $0.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to asset additions since March 31, 2023.
Uniti Fiber – Uniti Fiber depreciation expense decreased $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended March 31,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$3,082	1.1%	$3,417	1.2%
Uniti Fiber	16,724	5.8%	15,709	5.4%
Corporate	8,327	2.9%	9,307	3.2%
Total general and administrative expenses	$28,133	9.8%	$28,433	9.8%
Uniti Leasing – Uniti Leasing general and administrative expense decreased $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which is primarily due to a decrease in personnel expenses of $0.3 million.
Uniti Fiber – Uniti Fiber general and administrative expense increased $1.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which is primarily due to increases in personnel expense of $0.4 million, information technology expense of $0.2 million, and insurance expense of $0.2 million.
Corporate – Corporate general and administrative expense decreased $1.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which is primarily due to decreases in legal and professional fees of $0.6 million and insurance expenses of $0.2 million.
Operating Expense
Operating expenses consist of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Three Months Ended March 31,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$5,781	2.0%	$5,073	1.8%
Uniti Fiber	29,417	10.2%	29,995	10.2%
Total operating expenses	$35,198	12.2%	$35,068	12.0%
Uniti Leasing – Uniti Leasing operating expense increased $0.7 million for the three months ended March 31, 2024 and as compared to the three months ended March 31, 2023, which is primarily due to increased leased asset costs of $1.0 million, partially offset by other non-recurring operating expenses of $0.2 million.
Uniti Fiber – Uniti Fiber operating expense decreased $0.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which is primarily due to a decrease in off network expense of $0.9 million, partially offset by an increase in network maintenance and repair expense of $0.6 million.
Transaction Related and Other Costs
Transaction related and other costs during the three months ended March 31, 2024 and 2023 included incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the three months ended March 31, 2024, we incurred $5.7 million of transaction related and other costs, compared to $2.8 million of such costs during the three months ended March 31, 2023.
Other Expense (Income), net
Other expense (income), net decreased $20.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is due to $20.6 million of costs related to the issuance of the February 2028 Secured Notes which were recognized during the three months ended March 31, 2023.
Income Tax Benefit
The income tax benefit recorded for the three months ended March 31, 2024 and 2023, respectively, is related to the tax impact of the following:

	Three Months Ended March 31,
(Thousands)	2024	2023
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(5,808)	$(2,775)
Other undistributed REIT taxable income	430	363
REIT state and local taxes	15	—
Total income tax benefit	$(5,363)	$(2,412)
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
We define “EBITDA” as net income, as defined by GAAP, before interest expense, provision for income taxes and depreciation and amortization. We define “Adjusted EBITDA” as EBITDA before stock-based compensation expense and the impact, which may be recurring in nature, of incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs), costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, and costs associated with the implementation of our enterprise resource planning system, (collectively, “Transaction Related and Other Costs”), costs related to the settlement with Windstream, goodwill impairment charges, severance costs, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. We believe EBITDA and Adjusted EBITDA are important supplemental measures to net income because they provide additional information to evaluate our operating performance on an unleveraged basis. In addition, Adjusted EBITDA is calculated similar to defined terms in our material debt agreements used to determine compliance with specific financial covenants. Since EBITDA and Adjusted EBITDA are not measures calculated in accordance with GAAP, they should not be considered as alternatives to net income determined in accordance with GAAP.
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
The Company defines AFFO, as FFO excluding (i) Transaction Related and Other Costs; (ii) costs related to the litigation settlement with Windstream, accretion on our settlement obligation, and gains on prepayment of our settlement obligation as these items are not reflective of ongoing operating performance; (iii) goodwill impairment charges; (iv) certain non-cash revenues and expenses such as stock-based compensation expense, amortization of debt and equity discounts, amortization of deferred financing costs, depreciation and amortization of non-real estate assets, amortization of non-cash rights-of-use assets, straight line revenues, non-cash income taxes, and the amortization of other non-cash revenues to the extent that cash has not been received, such as revenue associated with the amortization of TCIs; and (v) the impact, which may be recurring in nature, of the write-off of unamortized deferred financing fees, additional costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, severance costs, taxes associated with tax basis cancellation of debt, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments and similar or infrequent items less maintenance capital expenditures. AFFO includes adjustments to reflect the Company’s share of AFFO from unconsolidated entities. We believe that the use of FFO and AFFO, and their respective per share amounts, combined with the required GAAP presentations, improves the understanding of operating results of REITs among investors and analysts, and makes comparisons of operating results among such companies more meaningful. We consider FFO and AFFO to be useful measures for reviewing comparative operating performance. In particular, we believe AFFO, by excluding certain revenue and expense items, can help investors compare our operating performance between periods and to other REITs on a consistent basis without having to account for differences caused by unanticipated items and events, such as transaction and integration related costs. The Company uses FFO and AFFO, and their respective per share amounts, only as performance measures, and FFO and AFFO do not purport to be indicative of cash available to fund our future cash requirements. While FFO and AFFO are relevant and widely used measures of operating performance of REITs, they do not represent cash flows from operations or net income as defined by GAAP and should not be considered an alternative to those measures in evaluating our liquidity or operating performance.
Further, our computations of EBITDA, Adjusted EBITDA, FFO and AFFO may not be comparable to that reported by other REITs or companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition or define EBITDA, Adjusted EBITDA and AFFO differently than we do.
The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA and of our net income (loss) attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
(Thousands)	2024	2023
Net income (loss)	$41,348	$(19,211)
Depreciation and amortization	77,485	76,775
Interest expense, net	123,211	148,863
Income tax benefit	(5,363)	(2,412)
EBITDA	$236,681	$204,015
Stock based compensation	3,348	3,130
Transaction related and other costs	5,687	2,788
Gain on sale of real estate	(18,999)	—
Other, net	1,911	20,513
Adjustments for equity in earnings from unconsolidated entities	—	755
Adjusted EBITDA	$228,628	$231,201

	Three Months Ended March 31,
(Thousands)	2024	2023
Net income (loss) attributable to common shareholders	$40,888	$(19,454)
Real estate depreciation and amortization	55,930	54,516
Gain on sale of real estate, net of tax	(18,951)	—
Participating securities share in earnings	436	247
Participating securities share in FFO	(825)	(247)
Real estate depreciation and amortization from unconsolidated entities	—	435
Adjustments for noncontrolling interests	(16)	(25)
FFO attributable to common shareholders	$77,462	$35,472
Transaction related and other costs	5,687	2,788
Amortization of deferred financing costs and debt discount	5,035	4,963
Write off of deferred financing costs and debt discount	—	10,412
Costs related to the early repayment of debt	—	51,997
Stock based compensation	3,348	3,130
Non-real estate depreciation and amortization	21,555	22,259
Straight-line revenues and amortization of below-market lease intangibles	(8,822)	(9,427)
Maintenance capital expenditures	(2,089)	(1,828)
Other, net	(14,545)	(12,661)
Adjustments for equity in earnings from unconsolidated entities	—	320
Adjustments for noncontrolling interests	(5)	(32)
AFFO attributable to common shareholders	$87,626	$107,393
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $337.9 million of the $490.1 million due to Windstream under the settlement agreement. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022 and 2023, and are limited to $225 million per year in 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
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
As of March 31, 2024, we had total cash and cash equivalents of $50.7 million, including $7.7 million of restricted cash and cash equivalents, approximately $427.0 million of borrowing availability under our Revolving Credit Facility under the Credit Agreement, and up to $75.0 million of borrowing capacity under our ABS Loan Facility, subject to satisfying certain financial metrics and transferring certain additional assets into the facility as collateral, which we expect to occur within twelve months. Subsequent to March 31, 2024, other than $26.9 million of Growth Capital Improvements (see “Result of Operations—Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends. See “—Dividends.”

	Three Months Ended March 31,
(Thousands)	2024	2023
Cash flow from operating activities:
Net cash provided by operating activities	$6,190	$14,562
Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $6.2 million and $14.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 2024 is primarily attributable to an increase in cash interest expense associated with our secured notes.

	Three Months Ended March 31,
(Thousands)	2024	2023
Cash flow from investing activities:
Capital expenditures	$(167,939)	$(114,981)
Proceeds from sale of other equipment	341	607
Proceeds from sale of real estate	40,011	—
Proceeds from sale of unconsolidated entity	40,000	—
Net cash used in investing activities	$(87,587)	$(114,374)
Net cash used in investing activities decreased $26.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily driven by proceeds from the sale of our investment in BB Fiber Holdings LLC and proceeds from the sale of the CableSouth network, partially offset by an increase in Growth Capital Improvements of $63.8 million, which we classify as success-based capital expenditures. Capital expenditures are primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets, as described below under “—Capital Expenditures.”

	Three Months Ended March 31,
(Thousands)	2024	2023
Cash flow from financing activities:
Repayment of debt	$—	$(2,263,662)
Proceeds from issuance of notes	—	2,600,000
Dividends paid	(35,800)	(9)
Payments of settlement payable	(24,505)	(24,505)
Borrowings under revolving credit facility	80,000	140,000
Payments under revolving credit facility	(215,000)	(253,000)
Proceeds from ABS Loan Facility	275,000	—
Finance lease payments	(696)	(452)
Payments for financing costs	(7,919)	(26,688)
Payment for settlement of common stock warrant	—	(56)
Termination of bond hedge option	—	59
Costs related to the early repayment of debt	—	(44,303)
Distributions paid to noncontrolling interests	(16)	—
Employee stock purchase program	326	314
Payments related to tax withholding for stock-based compensation	(1,515)	(1,343)
Net cash provided by financing activities	$69,875	$126,355
Net cash provided by financing activities was $69.9 million for the three months ended March 31, 2024, which was primarily related to the $275.0 million proceeds from the ABS Loan Facility, offset by net payments under the Revolving Credit Facility of $135.0 million, dividend payments of $35.8 million, repayment of the settlement payable of $24.5 million, financing costs related to the ABS Loan Facility of $7.9 million, and payments related to tax withholding for stock-based compensation of $1.5 million. Net cash provided by financing activities was $126.4 million for the three months ended March 31, 2023, which was primarily related to the proceeds from issuance of the February 2028 Secured Notes of $2.6 billion, offset by the repayment of the 2025 Secured Notes of $2.3 billion, repayment of the settlement payable of $24.5 million, costs related to the early repayment of the 2025 Secured Notes of $44.3 million, payments for financing costs related to the February 2028 Secured Notes of $26.7 million, net payments of $113.0 million under the Revolving Credit Facility, and payments related to tax withholding for stock-based compensation of $1.3 million.
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
Beginning in October 2020, pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion of Growth Capital Improvements through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022 and 2023, and are limited to $225 million in 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made as of March 31, 2024.
UPREIT Operating Partnership Units
Our UPREIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends. We would expect to eliminate this structure when we complete the Windstream combination.
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. Additionally, we anticipate repaying the principal balance and accrued interest of our 4.00% Exchangeable Notes due June 15, 2024 (the "Exchangeable Notes"). We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand, borrowings under our Revolving Credit Facility and ABS Loan Facility, and cash flows provided by operating activities. As of March 31, 2024, we had $427.0 million in borrowing availability under our Revolving Credit Facility. Additionally, we have up to $75.0 million in borrowing availability under our ABS Loan Facility, subject to satisfying certain financial metrics and transferring certain additional assets into the facility as collateral, which we expect will occur within twelve months. However, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service, and distributions to our shareholders. We are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
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
In connection with our potential Merger with Windstream, we intend to fund the Merger Cash Consideration under the Merger Agreement with the issuance, subject to market conditions and other factors, of up to an aggregate principal amount of $300 million of secured debt, along with cash on hand. See “—Significant Business Developments—Our Proposed Merger with Windstream” for more information about our proposed Merger with Windstream.
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
Capital Expenditures

	Three Months Ended March 31, 2024
(Thousands)	Success Based	Maintenance	Non-Network	Total
Capital expenditures
Uniti Leasing	$8,356	$—	$—	$8,356
Growth capital improvements	131,346	—	—	131,346
Uniti Fiber	25,881	2,089	255	28,225
Corporate	—	—	12	12
Total capital expenditures	$165,583	$2,089	$267	$167,939
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

The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
January 1, 2024 - March 31, 2024	April 12, 2024	$0.15	March 28, 2024
Under the Merger Agreement with Windstream, we have agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for the dividend payable on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain its status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions. Any dividends must be declared by our Board of Directors, which will take into account various factors including our current and anticipated operating results, our financial position, REIT requirements, conditions prevailing in the market, restrictions in our debt documents and additional factors they deem appropriate. Dividend payments are not guaranteed, and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends or to change the amount paid as dividends.
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
For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of March 31, 2024, there has been no material change to these estimates.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weakness in our internal control over financial reporting that was disclosed in our Annual Report
Internal Control over Financial Reporting

As disclosed in Part II, Item 9A "Controls and Procedures” in our Annual Report, during the fourth quarter of 2023, we identified a material weakness in our internal control over financial reporting due to ineffective controls over the annual goodwill impairment assessment. Specifically, the Company did not have a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment related to determining the income tax impact of goodwill impairments. As a result, certain control activities in the goodwill and tax processes were not designed and implemented effectively. As of March 31, 2024, management is continuing to implement the remediation plan as disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report, which is described below.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plan
Management is continuing to implement the remediation plan as disclosed in Part II, Item 9A "Controls and Procedures” in our Annual Report, to ensure that the deficiency contributing to the material weakness is remediated such that this control will operate effectively. We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weakness. However, the material weakness in our internal control over financial reporting will not be considered remediated until management has concluded, through testing, that this control is designed effectively. We expect that the remediation of this material weakness will be completed later in fiscal year 2024.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
A description of legal proceedings can be found in Note 12 - Commitments and Contingencies to our Condensed Consolidated Financial Statements, included in this report at Part I, Item 1- Financial Statements, and is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
Risks Related to our Proposed Merger with Windstream

A failure to complete and close our Merger with Windstream could cause reputational harm and have a negative impact on our business, operations, earnings, financial results and the trading and pricing of our common stock

In the event that our Merger with Windstream is not completed and does not ultimately close, such failure to complete and close our Merger with Windstream could result in irreparable reputational harm as perceived by our partners, our employees, our investors, our shareholders, investor and securities analysts, our peers, others in the telecommunications industry and any other third party whether presently known or unknown. A failure to complete and close our Merger with Windstream could have a negative impact on our business, operations, earnings, financial results and the trading and pricing of our common stock.

Completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the required approvals described below. In addition, either we or Windstream may terminate the Merger Agreement under certain circumstances, including if the Merger is not completed by the end date determined pursuant to the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, we would be required to pay a termination fee to Windstream or would otherwise be required to reimburse Windstream for certain expenses.

Failure to realize the benefits expected from our Merger with Windstream could adversely affect the value of our common stock

There can be no assurance that we will actually realize any of the benefits expected from our Merger with Windstream, or realize such benefits within the anticipated timeframe. Anticipated benefits from our Merger with Windstream include lower costs, increased revenues, synergies and growth opportunities. Achieving these benefits will depend, in part, on our ability to combine our and Windstream’s businesses successfully and efficiently. The challenges involved in this combination, which will be complex and time consuming, include the following:

•preserving our and Windstream’s customer and other important relationships and attracting new business and operational relationships;

•integrating financial forecasting and controls, procedures and reporting cycles;

•consolidating and integrating corporate, information technology, finance and administrative infrastructures; and

•integrating employees and related HR systems and benefits, maintaining employee morale and retaining key employees.

If we do not successfully manage these issues and the other challenges inherent in our Merger with Windstream, then we may not achieve the anticipated benefits on our anticipated timeframe or at all and our revenue, expenses, operating results and financial condition and stock price could be materially adversely affected.

Business uncertainties while our Merger with Windstream is pending may negatively impact our ability to attract and retain personnel

Uncertainty about the effect of our Merger with Windstream on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until our Merger with Windstream is completed and could cause customers and others that deal with us to seek to change their existing business relationships with us. Retention or hiring of certain employees may be challenging while our Merger with Windstream is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined entity, our business could be harmed.

If our Merger with Windstream is not completed, we will have incurred substantial expenses without realizing the expected benefits of our Merger with Windstream

We have incurred substantial expenses in connection with the negotiation and entry into the Merger Agreement and will incur additional expenses as we move toward completion of the transactions contemplated by the Merger Agreement. If our Merger with Windstream is not completed, we would have to recognize the expenses we have incurred without realizing the expected benefits of our Merger with Windstream, which could materially impact our earnings and results of operations.

Our Merger with Windstream may distract our management from their other responsibilities and the Merger Agreement may limit our ability to pursue new opportunities

Our Merger with Windstream could cause our management to focus their time and energies on matters related to the transaction that otherwise would be directed to our business and operations. Any such distraction on the part of our management could affect our ability to service existing business and develop new business and adversely affect our business and earnings before the completion of our Merger with Windstream.

Additionally, the Merger Agreement contains operating covenants that limit certain of our operating activities or require the approval of Windstream before we may engage in such activities during the pendency of our Merger with Windstream. These operating covenants may adversely affect our ability to develop or pursue new business opportunities.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and could discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal to us

The Merger Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain combination transactions with, a third party. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit, initiate or take any action to knowingly induce the making, submission or announcement of, or knowingly facilitate or encourage the submission of an alternative transaction, or participate or engage in any discussions or negotiations, or cooperate with any person, with respect to an alternative transaction. In addition, following our receipt of any alternative transaction proposal that constitutes a Superior Proposal (as defined in the Merger Agreement), Windstream would have an opportunity to offer to modify the terms of the Merger Agreement before our board may withhold, qualify or modify in a manner adverse to Windstream its recommendation with respect to the Merger and before we may terminate the Merger Agreement. If the Merger Agreement is terminated by us to enter into a Superior Proposal or by Windstream if our board withholds, qualifies. modifies in a manner adverse to Windstream its recommendation with respect to the Merger or takes certain similar actions, we would be required to pay a termination fee of $55 million to Windstream, as contemplated by the Merger Agreement.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring or combining with all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction.

Shareholder litigation could prevent or delay the closing of our Merger with Windstream or otherwise negatively impact our business and operations

We may incur additional costs in connection with the defense or settlement of any future shareholder lawsuits filed in connection with our proposed Merger with Windstream. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of our Merger with Windstream.

If our Merger with Windstream is completed, Uniti shareholders may recognize taxable gain or loss for U.S. federal income tax purposes as a result of the transaction, and be liable for tax with respect to any such gain, even though they will not receive any cash in the transaction

The parties to the Merger Agreement have structured the Merger in a manner that is intended to provide New Uniti with certain tax benefits after the completion of the transaction. It is expected that, if our Merger with Windstream is completed in the manner currently contemplated by the Merger Agreement, Uniti shareholders will generally recognize taxable gain or loss for U.S. federal income purposes (and applicable state or local income tax purposes) on their exchange of Uniti shares for shares of New Uniti. Such gain or loss will generally be equal to the difference between the fair market value of the shares of New Uniti received in the transaction and the tax basis of the Uniti shares surrendered therefor. Uniti shareholders may be liable for U.S. federal, state and/or local income taxes with respect to any such gain recognized on the transaction, even though they will not receive any cash in the transaction. The Merger Agreement provides that, with the consent of the parties, our Merger with Windstream may be completed on the basis of an alternative structure which could result in such tax benefits not being available to New Uniti and Uniti shareholders qualifying for tax-free treatment with respect to their exchange of Uniti Shares for shares of New Uniti. However, there can be no assurance as to which structure will be used for our Merger with Windstream, if the Merger is completed, and thus what the actual tax consequences of the Merger as completed will be to New Uniti and the Uniti shareholders.

Our Merger with Windstream is subject to the receipt of required approvals, consents and clearances from regulatory authorities, which if delayed or not granted or granted with unacceptable conditions, may prevent, delay or jeopardize the consummation of our Merger with Windstream, result in additional expenditures of money and resources and/or reduce the anticipated benefits of our Merger with Windstream

Our Merger with Windstream is subject to customary closing conditions, including, among others, the receipt of the required approval by Uniti stockholders and the expiration or termination of applicable waiting periods under the HSR Act of 1976, the receipt of approvals from the FCC and certain state public utility commissions, and other applicable laws. The governmental authorities whose approval we need generally have broad discretion in making their decisions. We can provide no assurance that required approvals, consents or clearances will be obtained in a timely manner or at all. Further, no assurance can be given that the required stockholder approval will be obtained or that the required closing conditions will be satisfied. If all required approvals, consents and clearances are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals, consents or clearances, which may impose requirements, limitations or costs or other restrictions on the conduct of the Company or the combined company following our Merger with Windstream. If the Merger Agreement is terminated because the requisite approval of Uniti stockholders is not obtained, then in certain circumstances we would be required to pay Windstream of a termination fee of $55 million or, in other circumstances, to reimburse Windstream for certain expenses, not to exceed $25 million.

If our Merger with Windstream is completed, the Windstream Leases will become intercompany agreements; the performance and financial condition of New Uniti will remain subject to Windstream’s ability to satisfy its payment and other obligations under the Windstream Leases

In the event our Merger with Windstream is completed, the Windstream Leases will become intercompany agreements within New Uniti and Windstream will remain obligated to make lease payments to Uniti pursuant to their terms. In the event Windstream’s financial condition or performance deteriorates and Windstream is unable to satisfy its payment and other obligations under the Windstream Leases, the financial position and results of operations of the combined New Uniti could be materially and adversely affected.

Upon consummation of our Merger with Windstream, New Uniti will become an integrated telecommunications company and will be subject to additional risks associated with Windstream’s business

Upon consummation of our Merger with Windstream, New Uniti will become an integrated telecommunications company and will be subject to additional risks associated with Windstream’s business, including:

•competition in Windstream’s business markets, which could adversely affect New Uniti’s results of operations and financial condition, including from cable television companies in Windstream’s consumer markets that are subject to less stringent industry regulations, which could result in voice line and revenues losses in the future;

•rapid changes in technology could affect Windstream’s ability to compete for business customers;

•in certain operating territories and/or at certain locations, Windstream is dependent on other carriers to provide facilities that Windstream uses to provide service to its customers;

•disruptions and congestion in Windstream’s networks and infrastructure may cause it to lose customers and incur additional expenses;

•continuous increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers;

•Windstream is subject to various forms of regulation from the FCC and state regulatory commissions in the states in which it operates, which limit its pricing flexibility for regulated voice and high-speed Internet products, subject it to service quality, service reporting and other obligations and expose it to the reduction of revenue from changes to the universal service fund (“USF”) program, the inter-carrier compensation system, or access to interconnection with competitors’ facilities;

•Windstream’s operations require substantial capital expenditures, and if funds for capital expenditures are not available when needed, this could affect its service to customers and its growth opportunities;

•the level of returns on Windstream’s pension plan investments and changes to the actuarial assumptions used to value its pension obligations could have a material effect on its earnings and result in material funding requirements to meet its pension obligations;

•new technologies may affect Windstream’s ability to compete in its consumer markets;

•Windstream receives revenues from state and federal USF program, and any material adverse regulatory developments with respect to these funds could adversely affect our financial and operating condition;

•Windstream’s relationships with other communications companies is material to its operations and their financial difficulties may adversely affect Windstream; and

•key suppliers of Windstream may experience financial difficulties that may affect New Uniti’s operations.
Risks Related to our Business

We are dependent on Windstream to make payments to us under the Windstream Leases, and an event that materially and adversely affects Windstream’s business, financial position or results of operations could materially and adversely affect our business, financial position or results of operations

Windstream is the lessee of the Distribution Systems pursuant to the Windstream Leases and, therefore, is presently the source of a substantial portion of our revenues. If our Merger with Windstream is not completed, there can be no assurance that Windstream will have sufficient assets, income and access to financing to enable it to satisfy its payment and other obligations under the Windstream Leases. In recent years, Windstream has experienced annual declines in its total revenue, sales and cash flow and has undergone a restructuring under Chapter 11 of the U.S. Bankruptcy Code.

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

We may be unable to renew the Windstream Leases on commercially attractive terms or at all

The initial term of the Windstream Leases expires on April 30, 2030. If our Merger with Windstream is not completed, there can be no assurance that Windstream will renew the Windstream Leases upon their expiration. See “Significant Business Developments—Our Proposed Merger with Windstream” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for more information about our proposed Merger with Windstream.

If our Merger with Windstream is not completed and Windstream elects to renew the Windstream Leases, we and Windstream will need to reach a mutual agreement on the rent for the renewal term. The Windstream Leases require that the renewal rent be “Fair Market Rent,” and if we and Windstream are unable to agree on that amount, the renewal Fair Market Rent will be determined by an independent appraisal process. If the current rent payable by Windstream exceeds the Fair Market Rent at the time of renewal, then the renewal term rent will be lower than the current rent payable by Windstream. We are confident that any renewal established through this process will be at a rate reflecting fair value as required by the terms of the Windstream Leases and should be at an amount that will at least approximate current rent amounts, but we can provide no assurance as to the outcome of any negotiation or appraisal process. Any significant decrease in the renewal rent of the Windstream Leases could have a material adverse effect on our results of operations, financial condition and future prospects.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility

As of March 31, 2024, we had outstanding long-term indebtedness of approximately $5.8 billion, consisting of senior notes, the ABS Loan Facility (as defined herein) and a revolving credit facility provided by a syndicate of banks and other financial institutions, which, as of March 31, 2024, provided for an aggregate committed amount of borrowings up to approximately $500 million. Additionally, on February 23, 2024, we entered into the ABS Loan Agreement (as defined herein) which provides for the ABS Loan Facility of up to $350 million. We also expect to incur an additional $300 million of debt in connection with our Merger with Windstream.See “Significant Business Developments—Asset-Backed Bridge Loan Facility and –Our Proposed Merger with Windstream” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for more information. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets or sell assets as needed, and our ability to pay dividends.

We anticipate that we will have sufficient access to liquidity to fund our cash needs; if we are unable to do so, we would need to reduce our spending and it could have an adverse effect on us

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate declaring dividends for the 2023 tax year to comply with our REIT distribution requirements. We anticipate that we will partially finance these needs, together with operating expenses (including our debt service obligations) from our cash on hand and cash flows provided by operating activities. We also expect the need to raise capital to fund obligations to Windstream, including (i) $490.1 million of settlement payments payable over time (of which $147.0 million remains to be paid as of March 31, 2024) and (ii) an aggregate of up to $1.75 billion for certain growth capital improvements (of which $824.5 million remains to be paid as of March 31, 2024) in long-term value accretive fiber and related assets made by Windstream (or other applicable tenant) to certain ILEC and CLEC properties (the “Growth Capital Improvements”) subject to the Windstream Leases (although such investments will lead to higher rent payments). However, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to a number of uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations. If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

We intend to pursue acquisitions and seek other strategic opportunities, which may result in the use of a significant amount of management resources or significant costs, and we may not fully realize the potential benefits of such transactions

We intend to pursue acquisitions and seek other strategic opportunities. Accordingly, we currently are, and expect in the future to be, engaged in evaluating potential transactions and other strategic alternatives. Although there is uncertainty that any of these discussions will result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to such a transaction, which could negatively impact our operations. We may incur significant costs in connection with seeking acquisitions or other strategic opportunities regardless of whether the transaction is completed. In the event that we consummate an acquisition or strategic alternative in the future, there is no assurance that we would fully realize the potential benefits of such a transaction. Integration may be difficult and unpredictable, and acquisition-related integration costs, including certain non-recurring charges, could materially and adversely affect our results of operations. Moreover, integrating assets and businesses may significantly burden management and internal resources, including the potential loss or unavailability of key personnel. If we fail to successfully integrate the assets and businesses we acquire, we may not fully realize the potential benefits we expect, and our operating results could be adversely affected.

We are dependent on the communications industry and may be susceptible to the risks associated with it, which could materially adversely affect our business, financial position or results of operations

As the owner, lessor and provider of communications services and distribution systems serving the communications industry, we are impacted by the risks associated with the communications industry. Therefore, our success is and, following the successful completion of our potential Merger with Windstream, will remain dependent on the communications industry, which could be adversely affected by economic conditions in general, changes in consumer trends and preferences, changes in communications technology designed to enhance the efficiency of communications distribution systems (including lit fiber networks and wireless equipment), and other factors over which we and our tenants have no control. As we are subject to risks inherent in substantial investments in a single industry, a decrease in the communications business or development and implementation of any such new technologies would likely have an adverse effect on our revenues.

Our business is subject to government regulations and changes in current or future laws, regulations or rules could restrict our ability to operate our business in the manner currently contemplated

Our business, and that of our tenants, is subject to federal, state and local regulation. In certain jurisdictions these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new distribution system construction and modifications, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations (including, but not limited to, regulations related to public health and safety matters similar to ones adopted in recent years to prevent the spread of COVID-19, like travel restrictions, stay at home policies, temporary business closures, social distancing and vaccination requirements) may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations or financial condition. For more information regarding the regulations we are subject to, please see the section entitled “Business - Government Regulation, Licensing and Enforcement.”

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements

As further described in Part II, Item 9A “Controls and Procedures” in our Annual Report and Part I, Item 4 of this Quarterly Report on Form 10-Q, in the course of completing our assessment of internal control over financial reporting as of December 31, 2023, management identified a material weakness in our internal control over financial reporting related to controls over the annual goodwill impairment assessment. Specifically, the Company did not have a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment related to determining the income tax impact of goodwill impairments, resulting in improper design and implementation of certain control activities in the goodwill and tax process. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. As a result, management has concluded that, because of this material weakness, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2023 and, as of March 31, 2024, management is continuing to implement the remediation plan as disclosed in Part II, Item 9A “Controls and Procedures” in our Annual Report. If we fail to complete the remediation of this material weakness, or after having remediated such material weakness, thereafter fail to maintain the effectiveness of our internal control over financial reporting or our disclosure controls and procedures, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation, the defense of any of which could cause the diversion of management’s attention and resources, we could incur significant legal and other expenses, and we could be required to pay damages to settle such actions if any such actions were not resolved in our favor. Continued or future failure to maintain effective internal control over financial reporting could also result in financial statements that do not accurately reflect our financial condition or results of operations. There can be no assurance that we will not conclude in the future that this material weakness continues to exist or that we will not identify any significant deficiencies or other material weaknesses that will impair our ability to report our financial condition and results of operations accurately or on a timely basis.

Any further impairment of our goodwill would negatively impact our financial condition

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in the key assumptions regarding our fair value. The extent to which the fair value of net assets acquired in business combinations is ultimately impacted will depend on numerous evolving factors that are presently uncertain and which we may not be able to predict. Although we assess potential impairment of our goodwill on an annual basis, negative industry or economic trends and/or any changes in key assumptions regarding our fair value may cause us to perform an interim analysis of our goodwill and cause us to report an impairment charge in the future, which could have a significant adverse impact on our reported earnings. At March 31, 2024, we had $157.4 million of goodwill on our consolidated balance sheet after recognizing a $204.0 million goodwill impairment charge for the Uniti Fiber reporting unit during the year ended December 31, 2023. For a discussion of our goodwill impairment testing, see Note 3 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” and “Critical Accounting Estimates-Evaluation of Goodwill Impairment” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

We or our tenants may experience uninsured or underinsured losses, which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expenses

The Windstream Leases require, and we expect that additional lease agreements that we enter into will require, that the tenant maintain comprehensive insurance and hazard insurance or self-insure its insurance obligations. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods that may be uninsurable or not economically insurable. Insurance coverage may not be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business

We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of information in the event of cyber-attacks. Physical or electronic break-ins, computer viruses, attacks by hackers and similar security breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

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

Any failure of our physical infrastructure or services could lead to significant costs and disruptions

Windstream’s and the Company’s businesses depend on providing customers with highly reliable service. The services provided are subject to failure resulting from numerous factors, including human error, power loss, improper maintenance, physical or electronic security breaches, fire, earthquake, hurricane, flood and other natural disasters, water damage, the effect of war, terrorism and any related conflicts or similar events worldwide, and sabotage and vandalism. Problems within our networks or facilities, whether within our control or the control of third-party providers, could result in service interruptions or equipment damage. We may not be able to efficiently upgrade or change our networks or facilities to meet new demands without incurring significant costs that we may not be able to pass on to customers. Given the service guarantees that may be included in Windstream’s or the Company’s agreements with customers, such disruptions could result in customer credits; however, we cannot assume that customers will accept these credits as compensation in the future, and we may face additional liability or loss of customers.

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

Risks Related to the Status of Uniti as a REIT

If we failed to qualify as a REIT for those years for which we have elected REIT status or cease to qualify as a REIT in connection with our Merger with Windstream, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which could reduce the amount of cash available for distribution to our stockholders and to service debt.

We currently operate as a REIT for U.S. federal income tax purposes, as does one of our principal operating subsidiaries. Our qualification as a REIT will depend on our satisfaction of certain highly technical and complex asset, income, organizational, distribution, stockholder ownership and other requirements, including at the level of our subsidiary REIT, on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination and for which we may not obtain independent appraisals.

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

It is expected that, following consummation of the Merger, Uniti will cease to be a REIT for U.S. federal income tax purposes, in which case we will be subject to U.S. federal income taxation after the Merger in the manner described above. See “Significant Business Developments—Our Proposed Merger with Windstream” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for more information about our proposed Merger with Windstream.

Legislative or other actions affecting REITs could have a negative effect on us

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

We could fail to qualify as a REIT if income we receive from lease transactions, such as income from Windstream pursuant to the Windstream Leases, is not treated as qualifying income

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents received or accrued by us from Windstream or other lessees will not be treated as qualifying rent for purposes of these requirements if the relevant lease is not respected as a “true lease” for U.S. federal income tax purposes and is instead treated as a service contract, joint venture or some other type of arrangement. If any of our leases, including the Windstream Leases, are not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify as a REIT.

It is expected that, following consummation of the Merger, Uniti will cease to be a REIT for U.S. federal income tax purposes. See “Significant Business Developments—Our Proposed Merger with Windstream” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for more information about our proposed Merger with Windstream.

REIT distribution requirements could adversely affect our ability to execute our business plan

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

A deterioration in Windstream’s financial condition could adversely affect our ability to continue to qualify as a REIT

In addition to satisfying the distribution requirement described above in the immediately preceding risk factor, we and our subsidiary REIT must each satisfy a number of other requirements in order to qualify as a REIT. If our Merger with

Windstream is not completed, a deterioration in Windstream’s financial condition could adversely affect our ability to satisfy several of these requirements and thus our ability to continue to qualify as a REIT.

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

It is expected that, following consummation of the Merger, Uniti will cease to be a REIT for U.S. federal income tax purposes. See “Significant Business Developments—Our Proposed Merger with Windstream” in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for more information about our proposed Merger with Windstream.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow

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

Risks Related to Our Common Stock

We cannot guarantee our ability to pay dividends in the future (including if our Merger with Windstream is consummated), and we could elect to pay dividends substantially in the form of additional shares of our common stock.

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

Furthermore, while we are currently required to pay dividends in order to maintain our REIT status, if our potential Merger with Windstream is successfully completed, we expect to cease to qualify as a REIT, in which case we would no longer be required to pay such dividends. Moreover, even if we do maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, shares of our common stock in lieu of cash, which may result in holders of our common stock incurring tax liability without the receipt of a corresponding amount of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

The market price and trading volume of our common stock may fluctuate widely

We cannot predict the prices at which our common stock may trade. The market price of our common stock has fluctuated significantly since February 15, 2019 and may continue to fluctuate significantly, depending upon many factors, including the success of our Merger with Windstream, some of which may be beyond our control.

Our charter restricts the ownership and transfer of our outstanding stock, which may have the effect of delaying, deferring or preventing a transaction or change of control of our company

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year after the first year for which we elect to be taxed and qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed and qualify as a REIT). Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary or advisable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by the board of directors, no person may own more than 9.8% in value or in number, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8% in value of the aggregate of the outstanding shares of all classes and series of our stock. The constructive ownership rules are complex and may cause shares of stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. These ownership limits could delay or prevent a transaction or a change in control of us that might involve a premium price for shares of our stock or otherwise be in the best interests of our stockholders.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	—	$—	—	—
February 1, 2024 to February 29, 2024	281,521	5.59	—	—
March 1, 2024 to March 31, 2024	—	—	—	—
Total	281,521	$5.59	—	—
(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
(a) None

(b) None

(c) During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of May 3, 2024, by and between Uniti Group Inc. and Windstream Holdings II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.1*
Bridge Loan and Security Agreement, dated as of February 23, 2024, by and among Uniti Fiber Bridge Borrower LLC, Uniti Fiber Bridge HoldCo LLC, the subsidiary guarantors from time to time party thereto, Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders from time to time party thereto.

10.2
Voting Agreement, dated as of May 3, 2024, between Uniti Group Inc., Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P. and DEVONIAN II ICAV (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.3
Unitholder Agreement, dated as of May 3. 2024, by and between Uniti Group Inc., Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P., Nexus Aggregator L.P. and, solely for purposes of Section 2(b), Windstream Holdings II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708)

10.4
Unitholder Agreement, dated as of May 3. 2024, by and between Uniti Group Inc. and certain Windstream investors (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.5
Form Stockholder Agreement, to be entered into by and among New Uniti, Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P., Nexus Aggregator L.P. and DEVONIAN II ICAV (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.6
Form Stockholder Agreement, to be entered into by and among New Uniti and certain Windstream investors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708)

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

UNITI GROUP INC.

Date:	May 3, 2024	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 3, 2024	/s/ Travis T. Black
Travis T. Black Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)