Form 10-Q
period 2024-06-30
Uniti Group Inc.
filed 2024-08-01
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2024, the registrant had 244,150,946 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have entered into with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”); expectations regarding our potential Merger (as defined herein) with Windstream; the future prospects and financial health of Windstream; our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding the refinancing of and interest expense on our new ABS Loan Facility (as defined below); our expectations regarding the effect of tax-related legislation on our tax position; our expectations related to our ability to satisfy the requirements necessary to access the remaining capacity under our ABS Loan Facility; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; expectations regarding levels of capital expenditures; expectations regarding the deductibility of goodwill for tax purposes; expectations regarding reclassification of accumulated other comprehensive income (loss) related to derivatives to interest expense; expectations regarding the amortization of intangible assets; expectations regarding remediation of the material weakness in our internal control over financial reporting as discussed in Part I Item 4 "Controls and Procedures" of this Quarterly Report on Form 10-Q; and expectations regarding the payment of dividends.
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:
•our and Windstream’s ability to consummate our Merger with Windstream on the expected terms or according to the anticipated timeline;
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
•the diversion of our management’s time on issues related to our Merger with Windstream;
•the risk that we fail to fully realize the potential benefits, expected synergies, efficiencies and cost savings from our Merger with Windstream within the expected time period (if at all);
•legal proceedings that may be instituted against us or Windstream following announcement of the Merger;
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
•other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and
•additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 3, 2024, and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K filed with the SEC on February 29, 2024, as amended by Amendment No. 1 and Amendment No. 2 thereto filed on Form 10-K/A with the SEC on March 26, 2024, and March 27, 2024, respectively as well as those described from time to time in our future reports filed with the U.S. Securities and Exchange Commission (the “SEC”).
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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Uniti Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(Thousands, except par value)	June 30, 2024	December 31, 2023
Assets:
Property, plant and equipment, net	$4,092,799	$3,982,069
Cash and cash equivalents	118,763	62,264
Restricted cash and cash equivalents	12,728	—
Accounts receivable, net	56,654	46,358
Goodwill	157,380	157,380
Intangible assets, net	290,264	305,115
Straight-line revenue receivable	101,710	90,988
Operating lease right-of-use assets, net	128,837	125,105
Derivative asset	1,616	—
Other assets	40,699	118,117
Deferred income tax assets, net	117,780	109,128
Assets held for sale	—	28,605
Total Assets	$5,119,230	$5,025,129
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$87,105	$119,340
Settlement payable (Note 12)	118,232	163,583
Intangible liabilities, net	151,050	156,397
Accrued interest payable	142,227	133,683
Deferred revenue	1,242,165	1,273,661
Dividends payable	1,134	36,162
Operating lease liabilities	79,812	84,404
Finance lease obligations	18,110	18,110
Notes and other debt, net	5,771,809	5,523,579
Liabilities held for sale	—	331
Total liabilities	7,611,644	7,509,250

Commitments and contingencies (Note 12)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized; issued and outstanding: 237,353 shares at June 30, 2024 and 236,559 at December 31, 2023	24	24
Additional paid-in capital	1,228,527	1,221,824
Accumulated other comprehensive income	136	—
Distributions in excess of accumulated earnings	(3,722,066)	(3,708,240)
Total Uniti shareholders' deficit	(2,493,379)	(2,486,392)
Noncontrolling interests:
Operating partnership units	715	2,021
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	250
Total shareholders' deficit	(2,492,414)	(2,484,121)
Total Liabilities and Shareholders' Deficit	$5,119,230	$5,025,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2024	2023	2024	2023
Revenues:
Revenue from rentals
Uniti Leasing	$216,640	$210,345	$432,633	$419,987
Uniti Fiber	12,663	13,507	24,826	35,784
Total revenue from rentals	229,303	223,852	457,459	455,771
Service revenues
Uniti Leasing	1,646	2,108	3,274	3,274
Uniti Fiber	63,998	57,738	120,632	114,475
Total service revenues	65,644	59,846	123,906	117,749
Total revenues	294,947	283,698	581,365	573,520

Costs and Expenses:
Interest expense, net	127,475	119,689	250,686	268,552
Depreciation and amortization	78,052	77,267	155,537	154,042
General and administrative expense	25,716	23,417	53,849	51,850
Operating expense (exclusive of depreciation and amortization)	37,036	37,418	72,234	72,486
Transaction related and other costs	10,977	5,576	16,664	8,364
Gain on sale of real estate	—	—	(18,999)	—
Other (income) expense, net	(19)	(291)	(301)	19,888
Total costs and expenses	279,237	263,076	529,670	575,182

Income (loss) before income taxes and equity in earnings from unconsolidated entities	15,710	20,622	51,695	(1,662)
Income tax benefit	(2,571)	(4,357)	(7,934)	(6,769)
Equity in earnings from unconsolidated entities	—	(659)	—	(1,320)
Net income	18,281	25,638	59,629	6,427
Net income attributable to noncontrolling interests	3	12	22	3
Net income attributable to shareholders	18,278	25,626	59,607	6,424
Participating securities' share in earnings	(723)	(322)	(1,159)	(569)
Dividends declared on convertible preferred stock	(5)	(5)	(10)	(10)
Net income attributable to common shareholders	$17,550	$25,299	$58,438	$5,845

Income per common share:
Basic	$0.07	$0.11	0.25	$0.02
Diluted	$0.07	$0.11	0.25	$0.02

Weighted-average number of common shares outstanding:
Basic	237,347	236,429	237,121	236,260
Diluted	237,347	236,429	237,121	236,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Net income	$18,281	$25,638	$59,629	$6,427
Other comprehensive income:
Unrealized gain on valuation of interest rate cap	529	—	173	—
Reclassification of realized interest on interest rate cap	(226)	—	(37)	—
Other comprehensive income	303	—	136	—
Comprehensive income	18,584	25,638	59,765	6,427
Comprehensive income attributable to noncontrolling interest	3	12	22	3
Comprehensive income attributable to shareholders	$18,581	$25,626	$59,743	$6,424
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited)

	For the three months ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	—	$—	236,427,250	$24	$1,212,137	$—	$(3,538,683)	$2,097	$250	$(2,324,175)
Net income	—	—	—	—	—	—	25,626	12	—	25,638
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,813)	—	—	(35,813)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(17)	—	(17)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(7)	—	—	—	—	(7)
Stock-based compensation	—	—	3,502	—	3,130	—	—	—	—	3,130
Issuance of common stock - employee stock purchase plan	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2023	—	$—	236,430,752	$24	$1,215,260	$—	$(3,548,870)	$2,092	$250	$(2,331,244)

Balance at March 31, 2024	—	$—	237,308,699	$24	$1,223,983	$(167)	$(3,703,597)	$2,024	$250	$(2,477,483)
Net income	—	—	—	—	—	—	18,278	3	—	18,281
Other comprehensive income	—	—	—	—	—	303	—	—	—	303
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(36,747)	—	—	(36,747)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(5)	—	(5)
Exchange of noncontrolling interest	—	—	53,662	—	1,215	—	—	(1,307)	—	(92)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(68)	—	—	—	—	(68)
Stock-based compensation	—	—	(9,251)	—	3,397	—	—	—	—	3,397
Balance at June 30, 2024	—	$—	237,353,110	$24	$1,228,527	$136	$(3,722,066)	$715	$250	$(2,492,414)

	For the six months ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	235,829,485	$24	$1,210,033	$—	$(3,483,634)	$2,121	$250	$(2,271,206)
Net income	—	—	—	—	—	—	6,424	3	—	6,427
Common stock dividends declared ($0.30 per share)	—	—	—	—	—	—	(71,660)	—	—	(71,660)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(32)	—	(32)
Payments for settlement of common stock warrant	—	—	—	—	(56)	—	—	—	—	(56)
Termination of bond hedge option	—	—	—	—	59	—	—	—	—	59
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,350)	—	—	—	—	(1,350)
Stock-based compensation	—	—	534,363	—	6,260	—	—	—	—	6,260
Issuance of common stock - employee stock purchase plan	—	—	66,904	—	314	—	—	—	—	314
Balance at June 30, 2023	—	$—	236,430,752	$24	$1,215,260	$—	$(3,548,870)	$2,092	$250	$(2,331,244)

Balance at December 31, 2023	—	$—	236,558,601	$24	$1,221,824	$—	$(3,708,240)	$2,021	$250	$(2,484,121)
Net income	—	—	—	—	—	—	59,607	22	—	59,629
Other comprehensive income	—	—	—		—	136	—	—	—	136
Common stock dividends declared ($0.30 per share)	—	—	—	—	—	—	(73,433)	—	—	(73,433)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(21)	—	(21)
Exchange of noncontrolling interest	—	—	53,662	—	1,215	—	—	(1,307)	—	(92)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,583)	—	—	—	—	(1,583)
Stock-based compensation	—	—	657,800	—	6,745	—	—	—	—	6,745
Issuance of common stock - employee stock purchase plan	—	—	83,047	—	326	—	—	—	—	326
Balance at June 30, 2024	—	$—	237,353,110	$24	$1,228,527	$136	$(3,722,066)	$715	$250	$(2,492,414)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(Thousands)	2024	2023
Cash flow from operating activities
Net income	$59,629	$6,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,537	154,042
Amortization of deferred financing costs and debt discount	10,950	9,454
Loss on extinguishment of debt, net	—	31,187
Interest rate cap amortization	720	—
Deferred income taxes	(8,652)	(8,046)
Equity in earnings of unconsolidated entities	—	(1,320)
Distributions of cumulative earnings from unconsolidated entities	—	1,969
Cash paid for interest rate cap	(2,200)	—
Straight-line revenues and amortization of below-market lease intangibles	(17,038)	(19,216)
Stock-based compensation	6,745	6,260
Loss (gain) on asset disposals	294	(172)
Gain on sale of real estate	(18,999)	—
Accretion of settlement obligation	3,660	5,776
Other	(48)	—
Changes in assets and liabilities:
Accounts receivable	(10,296)	(391)
Other assets	7,264	967
Accounts payable, accrued expenses and other liabilities	(13,228)	12,894
Net cash provided by operating activities	174,338	199,831
Cash flow from investing activities
Capital expenditures	(262,758)	(247,269)
Proceeds from sale of other equipment	435	1,169
Proceeds from sale of real estate	40,039	—
Proceeds from sale of unconsolidated entity	40,000	—
Net cash used in investing activities	(182,284)	(246,100)
Cash flow from financing activities
Repayment of debt	(122,942)	(2,263,662)
Proceeds from issuance of notes	309,000	2,600,000
Dividends paid	(108,445)	(71,594)
Payments of settlement payable	(49,011)	(49,011)
Borrowings under revolving credit facility	125,000	245,000
Payments under revolving credit facility	(333,000)	(347,000)
Proceeds from ABS Loan Facility	275,000	—
Finance lease payments	(1,265)	(799)
Payments for financing costs	(15,778)	(26,955)
Payment for settlement of common stock warrant	—	(56)
Termination of bond hedge option	—	59
Costs related to the early repayment of debt	—	(44,303)
Distributions paid to noncontrolling interests	(37)	(32)
Payment for noncontrolling interest	(92)	—
Employee stock purchase program	326	314

Payments related to tax withholding for stock-based compensation	(1,583)	(1,350)
Net cash provided by financing activities	77,173	40,611
Net increase (decrease) in cash, restricted cash and cash equivalents	69,227	(5,658)
Cash, restricted cash and cash equivalents at beginning of period	62,264	43,803
Cash, restricted cash and cash equivalents at end of period	$131,491	$38,145

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$7,074	$14,708
Tenant capital improvements	$94,049	$78,473
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2024, we are the sole general partner of the Operating Partnership and own approximately 99.98% of the partnership interests in the Operating Partnership.
Our Proposed Merger with Windstream
On May 3, 2024, the Company entered into an Agreement and Plan of Merger with Windstream Holdings II, LLC (the “Merger Agreement”) providing for a combination of the Company and Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”) such that, following a pre-closing reorganization of Windstream and the merger of the Company into an entity formed in such reorganization (the "Merger"), both the Company and Windstream will be indirect wholly owned subsidiaries of a recently formed company that in the reorganization will become the parent company of Windstream (“New Uniti”). Following the Merger, the common stock of New Uniti (“New Uniti Common Stock”) is expected to be listed on the Nasdaq.
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

In addition, at the closing of the Merger, we will fund an aggregate cash payment of $425 million (less certain transaction expenses) that will be distributed to Windstream equityholders on a pro-rata basis (the “Merger Cash Consideration”). Windstream equityholders will also be entitled to pro rata distributions of (i) new shares of non-voting preferred stock of New Uniti with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% per year during each of the seventh and eighth year after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575 million, and (ii) warrants to purchase New Uniti Common Stock, with an exercise price of $0.01 per share, subject to customary adjustments, representing in the aggregate approximately 6.9% of the pro forma share total of New Uniti. We intend to fund the Merger Cash Consideration with cash on hand and borrowings under the Revolving Credit Facility (as defined herein).

Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders and receipt of required regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and the receipt of approvals from the Federal Communications Commission and certain state public utility commissions. We currently expect our Merger with Windstream to close in 2025.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2024.

Upon consummation of the Merger, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain growth capital improvements, will remain in place. In addition, we have agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for the dividend paid on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain our status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions. All Windstream debt obligations are expected to remain obligations of Windstream and our debt obligations are expected to remain as ours, with no cross-guarantees or credit support between the Company and Windstream. Finally, it is expected that, following consummation of the Merger, Uniti will cease to be a REIT for U.S. federal income tax purposes.
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
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent funds that are restricted for an obligation under the ABS Loan Facility (as defined in Note 9) to maintain three months of interest and other expenses.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Statements of Cash Flows.

(Thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$118,763	$62,264
Restricted cash and cash equivalents	12,728	—
Cash, restricted cash and cash equivalents at end of period	$131,491	$62,264
Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream's incumbent local exchange carrier ("ILEC") operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream's consumer competitive local exchange carrier ("CLEC") operations. Revenue under the Windstream Leases provided 68.1% and 66.9% of our revenue for the six months ended June 30, 2024 and 2023, respectively. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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

Note 3. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Uniti Fiber
Lit backhaul	$22,645	$19,453	$40,367	$38,975
Enterprise and wholesale	24,327	23,410	51,220	45,986
E-Rate and government	16,174	14,145	27,318	28,036
Other	852	730	1,727	1,478
Uniti Fiber	$63,998	$57,738	$120,632	$114,475
Uniti Leasing	1,646	2,108	3,274	3,274
Total revenue from contracts with customers	65,644	59,846	123,906	117,749
Revenue accounted for under leasing guidance
Uniti Leasing	216,640	210,345	432,633	419,987
Uniti Fiber	12,663	13,507	24,826	35,784
Total revenue accounted for under leasing guidance	229,303	223,852	457,459	455,771
Total revenue	$294,947	$283,698	$581,365	$573,520
At June 30, 2024 and December 31, 2023, lease receivables were $24.5 million and $22.0 million, respectively, and receivables from contracts with customers were $28.5 million and $18.8 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and six months ended June 30, 2024, we recognized revenues of $1.3 million and $2.6 million, respectively, which were included in the December 31, 2023 contract liabilities balance.
The following table provides information about contract assets and contract liabilities accounted for under ASC 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2023	$26	$11,109
Balance at June 30, 2024	$138	$9,780

Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of June 30, 2024, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $624.9 million, of which $552.2 million is related to contracts that are currently being invoiced and have an average remaining contract term of 3.2 years, while $72.7 million represents our backlog for sales bookings which have yet to be installed and have an average contract term of 5.3 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the three and six months ended June 30, 2024 and 2023 respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Lease income - operating leases	$229,303	$223,852	$457,459	$455,771
Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of June 30, 2024 are as follows:

(Thousands)	June 30, 2024⁽¹⁾
2024	$404,320
2025	828,753
2026	833,638
2027	834,405
2028	834,714
Thereafter	1,562,050
Total lease receivables	$5,297,880
(1) Total future minimum lease payments to be received include $4.5 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	June 30, 2024	December 31, 2023
Land	$26,518	$26,533
Building and improvements	348,550	347,700
Poles	326,387	314,488
Fiber	4,034,889	3,862,635
Equipment	437	436
Copper	3,973,190	3,974,410
Conduit	90,116	90,087
Tower assets	58	58
Finance lease assets	1,890	1,890
Other assets	10,434	10,434
	8,812,469	8,628,671
Less: accumulated depreciation	(5,770,081)	(5,690,066)
Underlying assets under operating leases, net	$3,042,388	$2,938,605
Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and six months ended June 30, 2024 and 2023, respectively, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Depreciation expense for underlying assets under operating leases	$45,643	$45,639	$91,648	$90,845
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
As of June 30, 2024, we have short term lease commitments amounting to approximately $4.1 million.
Future lease payments under non-cancellable leases as of June 30, 2024 are as follows:

(Thousands)	Operating Leases	Finance Leases
2024	$8,502	$2,002
2025	16,850	4,003
2026	13,406	3,878
2027	10,651	3,171
2028	9,022	2,453
Thereafter	100,231	9,830
Total undiscounted lease payments	$158,662	$25,337
Less: imputed interest	(78,850)	(7,227)
Total lease liabilities	$79,812	$18,110

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
The following table summarizes the fair value of our financial instruments at June 30, 2024 and December 31, 2023:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2024
Assets
Derivative asset	$1,616	$—	$1,616	$—
Total	$1,616	$—	$1,616	$—

Liabilities
Senior secured notes - 10.50%, due February 15, 2028 (see Note 9)	$2,809,315	$—	$2,809,315	$—
Senior secured notes - 4.75%, due April 15, 2028	461,636	—	461,636	—
Senior unsecured notes - 6.50%, due February 15, 2029	699,136	—	699,136	—
Senior unsecured notes - 6.00%, due January 15, 2030	414,660	—	414,660	—
Convertible senior notes - 7.50% due December 1, 2027	268,930	—	268,930	—
ABS Loan Facility, variable rate, due September 1, 2025	273,625	—	273,625
Settlement payable	116,475	—	116,475	—
Total	$5,043,777	$—	$5,043,777	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2023
Liabilities
Senior secured notes - 10.50%, due February 15, 2028	$2,624,596	$—	$2,624,596	$—
Senior secured notes - 4.75%, due April 15, 2028	488,205	—	488,205	—
Senior unsecured notes - 6.50% , due February 15, 2029	796,125	—	796,125	—
Senior unsecured notes - 6.00%, due January 15, 2030	486,675	—	486,675	—
Exchangeable senior notes - 4.00%, due June 15, 2024	122,140	—	122,140
Convertible senior notes - 7.50%, due December 1, 2027	301,755	—	301,755	—
Senior secured revolving credit facility, variable rate, due September 24, 2027	207,979	—	207,979	—
Settlement payable	160,550	—	160,550	—
Total	$5,188,025	$—	$5,188,025	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our outstanding notes and other debt was $5.86 billion at June 30, 2024, with a fair value of $4.93 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). See Note 12. The Settlement Payable was initially recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. As of June 30, 2024, the remaining Settlement Payable is $118.2 million. There have been no changes in the valuation methodologies used since the initial recording.

Note 6. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Dollars in Thousands)	Depreciable Lives	June 30, 2024	December 31, 2023
Land	Indefinite	$30,491	$30,099
Building and improvements	3 - 40 years	370,191	366,490
Poles	30 years	326,387	314,489
Fiber	30 years	5,040,626	4,835,623
Equipment	5 - 7 years	475,671	460,463
Copper	20 years	3,973,190	3,974,410
Conduit	30 years	90,117	90,087
Tower assets	20 years	1,220	1,221
Finance lease assets	(1)	52,589	52,589
Other assets	15 - 20 years	10,436	10,436
Corporate assets	3 - 7 years	16,215	15,731
Construction in progress	(1)	49,146	49,771
		10,436,279	10,201,409
Less accumulated depreciation		(6,343,480)	(6,219,340)
Net property, plant and equipment		$4,092,799	$3,982,069
(1) See our Annual Report for property, plant and equipment accounting policies.
Depreciation expense for the three and six months ended June 30, 2024 was $70.6 million and $140.7 million, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $69.8 million and $139.2 million, respectively.
CableSouth Transaction
In 2018, we acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease.

During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management ("MAM") pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40.0 million (the "CableSouth Transaction"). The Company completed the CableSouth Transaction on January 31, 2024 and recorded a $19.0 million gain on sale of real estate in the Condensed Consolidated Statements of Income (Loss).

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

On March 1, 2024, the Company entered into an interest rate cap agreement (the "ABS Loan Interest Rate Cap") related to the ABS Loan Facility (as defined in Note 9). This interest rate cap was designated as a cash flow hedge, has a notional value of $275.0 million, and effectively caps the one-month term secured overnight financing rate ("SOFR ") at 4.50%.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments as of June 30, 2024 and December 31, 2023:

(Thousands)	Location on Condensed Consolidated Balance Sheets	June 30, 2024	December 31, 2023
Interest rate caps	Derivative asset	$1,616	$—

The following table presents the effects of the Company’s derivative financial instrument on the Condensed Consolidated Statements of Income for the periods presented:

(Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Caps)	2024	2023	2024	2023
Amount of gain recognized on derivative in Other Comprehensive Income	$529	$—	$173	$—
Amount of gain reclassified from Accumulated Other Comprehensive Income into Interest Expense	$226	$—	$37	$—
Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Income	$127,475	$119,689	$250,686	$268,552

The company estimates that an additional $0.2 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months.

Exchangeable Notes Hedge Transactions

On June 25, 2019, concurrently with the pricing of the 4.00% Exchangeable Notes due June 15, 2024 (the "Exchangeable Notes"), and on June 27, 2019, concurrently with the exercise by the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”) of their option to purchase additional Exchangeable Notes, Uniti Fiber Holdings Inc., the issuer of the Exchangeable Notes, entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers or their respective affiliates (collectively, the “Counterparties”). The Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and are exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions have an initial strike price that corresponds to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions expired on June 15, 2024, upon the maturity and repayment of the Exchangeable Notes (see Note 9).

Warrant Transactions
On June 25, 2019, concurrently with the pricing of the Exchangeable Notes, and on June 27, 2019 concurrently with the exercise by the Initial Purchasers of their option to purchase additional Exchangeable Notes, the Company entered into warrant transactions to sell to the Counterparties warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 27.8 million shares of the Company’s common stock in the aggregate at an exercise price of approximately $16.42 per share. The initial maximum number of shares of the Company’s common stock that could be issued pursuant to the Warrants was approximately 55.5 million. The maximum number of shares of the Company's common stock that could be issued pursuant to the Warrants subsequently decreased due to the partial unwind agreements that the Company entered into with the Counterparties in connection with each repurchase of Exchangeable Notes. The Warrants terminated in June 2024 and are no longer outstanding.

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

Additionally on December 7, 2022, in connection with the Company’s repurchase of the Exchangeable Notes, the Company entered into partial unwind agreements with the Counterparties to unwind a portion of the Note Hedge Transactions and the Warrants described above (collectively, the “Unwind Transactions”). In connection with the Unwind Transactions, the Company received cash as a termination payment for the portion of the Note Hedge Transactions that were unwound, and the Company delivered cash as a termination payment in respect of the portion of the Warrants that were unwound. The amount of cash that was received, which was approximately $1.2 million, and the amount of cash that was delivered to the Counterparties, which was approximately $0.5 million, were based generally on the termination values of the unwound portions of such instruments.
Note 8. Goodwill and Intangible Assets and Liabilities
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2024 are as follows:

(Thousands)	Uniti Fiber	Total
Goodwill at December 31, 2023	$672,878	$672,878
Accumulated impairment charges as of December 31, 2023	(515,498)	(515,498)
Balance at December 31, 2023	$157,380	$157,380

Goodwill at June 30, 2024	$672,878	$672,878
Accumulated impairment charges as of June 30, 2024	(515,498)	(515,498)
Balance at June 30, 2024	$157,380	$157,380
Carrying value of intangible assets and liabilities at June 30, 2024 and December 31, 2023 are as follows:

(Thousands)	June 30, 2024		December 31, 2023
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(162,935)	$416,104	$(151,542)
Contracts	52,536	(24,626)	52,536	(21,343)
Underlying Rights	10,497	(1,312)	10,497	(1,137)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(188,873)		(174,022)
Total intangible assets, net	$290,264		$305,115

Finite life intangible liabilities:
Below-market leases	$191,154	$(40,104)	$191,154	$(34,757)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(40,104)		(34,757)
Total intangible liabilities, net	$151,050		$156,397
As of June 30, 2024, the remaining weighted average amortization period of the Company’s intangible assets was 13.6 years, 4.3 years, and 26.3 years for customer lists, contracts, and underlying rights, respectively. As of June 30, 2024, the total remaining weighted average amortization period for total intangible assets was 13.1 years.

Amortization expense for the three and six months ended June 30, 2024 was $7.4 million and $14.9 million, respectively. Amortization expense for the three and six months ended June 30, 2023 was $7.4 million and $14.8 million, respectively. Amortization expense is estimated to be $29.7 million for the full year of 2024, $29.7 million in 2025, $29.7 million in 2026, $29.7 million in 2027, and $28.1 million for 2028.
We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three and six months ended June 30, 2024 was $2.7 million and $5.3 million, respectively. Revenue related to the amortization of the below-market leases for the three and six months ended June 30, 2023 was $2.6 million and $5.3 million, respectively. As of June 30, 2024, the remaining weighted average amortization period of the Company’s intangible liabilities was 15.6 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2024, $10.7 million in 2025, $10.7 million in 2026, $10.7 million in 2027, and $10.2 million in 2028.
Note 9. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.
Notes and other debt are as follows:

(Thousands)	June 30, 2024	December 31, 2023
Principal amount	$5,861,500	$5,617,442
Less unamortized discount, premium and debt issuance costs	(89,691)	(93,863)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,771,809	$5,523,579

Notes and other debt at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024		December 31, 2023
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 10.50% due February 15, 2028 (discount is based on imputed interest rate of 10.99%)	$2,900,000	$(42,422)	$2,600,000	$(48,290)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(5,687)	570,000	(6,360)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(14,454)	1,110,000	(15,761)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(8,664)	700,000	(9,307)
Exchangeable senior notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	—	—	122,942	(427)
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(7,202)	306,500	(8,092)
ABS Loan Facility, variable rate, due September 1, 2025 (discount is based on imputed interest rate of 10.33%)	275,000	(6,263)	—	—
Senior secured revolving credit facility, variable rate, due September 24, 2027 (discount is based on imputed interest rate of 11.16%)	—	(4,999)	208,000	(5,625)
Total	$5,861,500	$(89,691)	$5,617,442	$(93,863)

At June 30, 2024, notes and other debt included the following: (i) no balance under the Revolving Credit Facility (as defined below) pursuant to that certain credit agreement, dated as of April 24, 2015, by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein, as amended (the “Credit Agreement”); (ii) $275.0 million under the bridge loan and security agreement (the "ABS Loan Agreement"), a multi-draw term loan facility dated February 23, 2024, entered into by and among Uniti Fiber Bridge Borrower LLC (the “ABS Bridge Borrower”), Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (together, the “ABS Bridge Loan Parties”), each an indirect subsidiary of the Company, Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders identified therein; (iii) $2.9 billion aggregate principal amount of 10.50% Senior Secured Notes due February 15, 2028 (the “February 2028 Secured Notes”); (iv) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”); (v) $1.1 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (vi) $700.0 million aggregate principal amount of 6.00% Senior Secured Notes due January 15, 2030 (the “2030 Notes”); and (vii) $306.5 million aggregate principal amount of Convertible 2027 Notes and, together with the February 2028 Secured Notes, April 2028 Secured Notes, 2029 Notes, 2030 Notes and the Exchangeable Notes, the "Notes"). The terms of the Notes are as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Credit Agreement

The Borrowers are party to the Credit Agreement, which provides for a $500 million revolving credit facility that will mature on September 24, 2027 (the “Revolving Credit Facility”) and provides us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time. On June 17, 2024, the Borrowers, each a subsidiary of the Company, entered into Amendment No. 9 (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, the Credit Agreement’s requirement for the Operating Partnership to use commercially reasonable efforts to maintain its status as a REIT will now terminate (i) at the end of the taxable year in which the Company’s proposed merger with Windstream is consummated or, (ii) at December 31, 2024, if the Company determines that by reason of such proposed merger, the Company will cease to qualify as a REIT for the year during which the Merger is consummated.

All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2024, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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
Issuance of Senior Secured Notes
On May 17, 2024, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”) completed a private offering of $300.0 million aggregate principal amount of February 2028 Secured Notes (the "Additional February 2028 Secured Notes"). The Company filed to obtain regulatory approval to enable the subsidiaries that require regulatory approval prior to guaranteeing the Additional February 2028 Secured Notes (the “Regulated Subsidiaries”) to guarantee the Additional February 2028 Secured Notes, and it will use commercially reasonable efforts to obtain such approval. Upon the guarantee of the Additional February 2028 Secured Notes by each of the Regulated Subsidiaries that guarantee the Company’s existing February 2028 Secured Notes, the Additional February 2028 Secured Notes are expected to be mandatorily exchanged for February 2028 Secured Notes issued as “additional notes” under the Indenture dated as of February 14, 2023 among Uniti, Uniti Group Finance, Uniti Fiber Holdings, CSL Capital, the guarantors party thereto and the trustee and collateral agent party thereto (the “2023 Indenture”). Such additional notes are expected to be part of the same series as the existing February 2028 Secured Notes issued under the 2023 Indenture, and are expected to have the same CUSIP number as, and be fungible with, the existing February 2028 Secured Notes issued under the 2023 Indenture.
The Additional February 2028 Secured Notes were issued at an issue price of 103.00% of their principal amount plus accrued interest from March 15, 2024 to, but excluding, May 17, 2024, pursuant to an Indenture, dated as of May 17, 2024 (the “2024 Indenture”), among the Issuers, the guarantors named therein (collectively, the “Guarantors”) and Deutsche Bank Trust Company Americas, as trustee (in such capacity, the “Trustee”) and as collateral agent. The Additional February 2028 Secured Notes mature on February 15, 2028 and bear interest at a rate of 10.50% per year. Interest on the Additional February 2028 Secured Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2024.

The Issuers may redeem the Additional February 2028 Secured Notes, in whole or in part, at any time prior to September 15, 2025 at a redemption price equal to 100% of the principal amount of the Additional February 2028 Secured Notes redeemed plus accrued and unpaid interest on the Additional February 2028 Secured Notes, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the 2024 Indenture. Thereafter, the Issuers may redeem the Additional February 2028 Secured Notes in whole or in part, at the redemption prices set forth in the 2024 Indenture. In addition, prior to February 15, 2025, the Issuers may, on one or more occasions, redeem up to 10% of the aggregate principal amount of the Additional February 2028 Secured Notes in any twelve-month period at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to, but not including, the applicable redemption date. Notwithstanding the foregoing, the Issuers may not use the proceeds of any offering of Additional Notes (as defined in the 2024 Indenture) with a price to investors equal to or in excess of 103% to finance any such optional redemption. Further, at any time on or prior to September 15, 2025, up to 40% of the aggregate principal amount of the Additional February 2028 Secured Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 110.50% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued Additional February 2028 Secured Notes remains outstanding. If certain changes of control of the Operating Partnership occur, holders of the Additional February 2028 Secured Notes will have the right to require the Issuers to offer to repurchase their Additional February 2028 Secured Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The Additional February 2028 Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and on a senior secured basis by the Subsidiary Guarantors. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the Additional February 2028 Secured Notes.
The Additional February 2028 Secured Notes and the related guarantees are the Issuers’ and the Subsidiary Guarantors’ senior secured obligations and rank equal in right of payment with all of the Issuers’ and the Subsidiary Guarantors’ existing and future unsubordinated obligations; effectively senior to all unsecured indebtedness of the Issuers and the Subsidiary Guarantors, including the Company’s existing senior unsecured notes, to the extent of the value of the collateral securing the Additional February 2028 Secured Notes; effectively equal with all of the Issuers’ and the Subsidiary Guarantors’ existing and future indebtedness that is secured by first-priority liens on the collateral (including indebtedness under the Company’s senior secured credit facilities and existing secured notes); senior in right of payment to any of the Issuers’ and Subsidiary Guarantors’ subordinated indebtedness; and structurally subordinated to all existing and future liabilities (including trade payables) of the Company’s subsidiaries (other than the Issuers) that do not guarantee the Additional February 2028 Secured Notes. The guarantee of the Company is its senior unsecured obligation and ranks equally in right of payment with all of its existing and future unsubordinated obligations and senior in right of payment to any of its subordinated indebtedness. The Additional February 2028 Secured Notes and the related guarantees are also be effectively subordinated to any existing or future indebtedness that is secured by liens on assets that do not constitute a part of the collateral securing the Additional February 2028 Secured Notes to the extent of the value of such assets, and to any existing or future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.

The Additional February 2028 Secured Notes and the related guarantees are secured by liens on substantially all of the assets of the Issuers and the Subsidiary Guarantors, which assets also ratably secure obligations under the Company’s existing secured notes and senior secured credit facilities, in each case, subject to certain exceptions and permitted liens. The collateral does not include real property (below a specified threshold of value), but does include certain fixtures and other equipment as well as cash that we receive pursuant to our long-term exclusive triple-net leases with Windstream.

The 2024 Indenture contains customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; transfer material intellectual property to unrestricted subsidiaries; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability of the Issuers and their restricted subsidiaries to pay dividends or other amounts to the Issuers. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The 2024 Indenture also contains customary events of default.
On February 14, 2023, the Issuers completed a private offering of $2.6 billion aggregate principal amount of the February 2028 Secured Notes. The Issuers used the net proceeds from the offering to fund the redemption in full of the Issuers’ outstanding 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), to repay outstanding borrowings under the Revolving Credit Facility and to pay any related premiums, fees and expenses in connection with the foregoing. On February 14, 2023, the Issuers deposited the full redemption price of $2.25 billion for the 2025 Secured Notes with the trustee and satisfied and discharged their obligations with respect to the 2025 Secured Notes at such time. During the first quarter of 2023, we recorded $32.3 million of loss on the extinguishment of the 2025 Secured Notes within interest expense, net on the Condensed Consolidation Statements of Income (Loss), which includes $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium.
Exchangeable Notes
The Exchangeable Notes matured on June 15, 2024, and the principal balance of $122.9 million was repaid.
Asset-Backed Bridge Loan Facility
On February 23, 2024, ABS Bridge Borrower and the other ABS Bridge Loan Parties entered into the ABS Loan Agreement, which provides for a secured, multi-draw term loan facility of up to $350 million (the “ABS Loan Facility”). On March 1, 2024 (the “ABS Loan Closing Date”), the ABS Bridge Borrower made an initial drawing under the ABS Loan Facility in a principal amount of $275 million. Amounts borrowed under the ABS Loan Facility may not be reborrowed. Unless otherwise terminated pursuant to the terms of the ABS Loan Agreement, the ABS Loan Facility matures on the date that is 18 months from the ABS Loan Closing Date. The Company intends to refinance the ABS Loan Facility in full with proceeds from a long-term asset-backed securitized debt offering secured primarily by certain Uniti Fiber network assets.

Amounts outstanding under the ABS Loan Facility bear interest at a floating rate equal to, at the Company’s option, either (i) the one-month or three-month SOFR, plus a spread of 3.75% per annum or (ii) Base Rate (as defined in the ABS Loan Agreement), plus a spread of 2.75% per annum; provided that the spread will automatically increase to (a) 4.50% per annum in the case of loans bearing interest based on SOFR and 3.50% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 12 months following the ABS Loan Closing Date and (b) 5.25% per annum in the case of loans bearing interest based on SOFR and 4.25% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 15 months following the ABS Loan Closing Date. The Company capped SOFR interest expense at 4.50% for the duration of the ABS Loan Facility pursuant to the ABS Loan Interest Rate Cap (see Note 7).

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
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and our entry into the Revolving Credit Facility and the ABS Loan Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2024, we recognized $6.1 million and $11.1 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and six months ended June 30, 2023, we recognized $4.4 million and $9.2 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.
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
The dilutive effect of the Exchangeable Notes, which were repaid on June 15, 2024 (see Note 9), and the Convertible 2027 Notes is calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the Warrants (see Note 7) is calculated using the treasury-stock method. During the three and six months ended June 30, 2024 and 2023, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.
The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2024	2023	2024	2023
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$18,278	$25,626	$59,607	$6,424
Less: Income allocated to participating securities	(723)	(322)	(1,159)	(569)
Dividends declared on convertible preferred stock	(5)	(5)	(10)	(10)
Net income (loss) attributable to common shares	$17,550	$25,299	$58,438	$5,845
Denominator:
Basic weighted-average common shares outstanding	237,347	236,429	237,121	236,260
Basic income (loss) earnings per common share	$0.07	$0.11	$0.25	$0.02

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2024	2023	2024	2023
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$18,278	$25,626	$59,607	$6,424
Less: Income allocated to participating securities	(723)	(322)	(1,159)	(569)
Dividends declared on convertible preferred stock	(5)	(5)	(10)	(10)
Impact on if-converted dilutive securities	—	—	—	—
Net income (loss) attributable to common shares	$17,550	$25,299	$58,438	$5,845
Denominator:
Basic weighted-average common shares outstanding	237,347	236,429	237,121	236,260
Effect of dilutive non-participating securities	—	—	—	—
Impact on if-converted dilutive securities	—	—	—	—
Weighted-average shares for dilutive earnings per common share	237,347	236,429	237,121	236,260
Dilutive earnings (loss) per common share	$0.07	$0.11	$0.25	$0.02
For the three and six months ended June 30, 2024, 1,412,563 non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met. For the three and six months ended June 30, 2024, we excluded 52,910,874 and 54,070,019 potential common shares related to the Exchangeable Notes and the Convertible Notes, respectively, from the computation of earnings per share, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2023, 1,053,189 non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met. For the three and six months ended June 30, 2023, we excluded 53,455,231 and 54,082,264 potential common shares related to the Exchangeable Notes and the Convertible Notes, respectively, from the computation of earnings per share, as their effect would have been anti-dilutive.

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

Selected financial data related to our segments is presented below for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$218,286	$76,661	$—	$294,947

Adjusted EBITDA	$210,853	$31,091	$(5,285)	$236,659
Less:
Interest expense				127,475
Depreciation and amortization	44,613	33,425	14	78,052
Transaction related and other costs				10,977
Other, net				1,048
Stock-based compensation				3,397
Income tax benefit				(2,571)
Net income				$18,281

	Three Months Ended June 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$212,453	$71,245	$—	$283,698

Adjusted EBITDA	$206,552	$25,181	$(3,566)	$228,167
Less:
Interest expense				119,689
Depreciation and amortization	44,690	32,563	14	77,267
Transaction related and other costs				5,576
Other, net				469
Stock-based compensation				3,130
Income tax benefit				(4,357)
Adjustments for equity in earnings from unconsolidated entities				755
Net income				$25,638

	Six Months Ended June 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$435,907	$145,458	$—	$581,365

Adjusted EBITDA	$421,530	$54,929	$(11,172)	$465,287
Less:
Interest expense				250,686
Depreciation and amortization	89,593	65,917	27	155,537
Transaction related and other costs				16,664
Gain on sale of real estate				(18,999)
Other, net				2,959
Stock-based compensation				6,745
Income tax benefit				(7,934)
Net income				$59,629

	Six Months Ended June 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$423,261	$150,259	$—	$573,520

Adjusted EBITDA	$411,518	$58,855	$(11,005)	$459,368
Less:
Interest expense				268,552
Depreciation and amortization	88,862	65,150	30	154,042
Transaction related and other costs				8,364
Other, net				20,982
Stock-based compensation				6,260
Income tax benefit				(6,769)
Adjustments for equity in earnings from unconsolidated entities				1,510
Net income				$6,427

Note 12. Commitments and Contingencies
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Windstream Commitments
Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). As of June 30, 2024, the Company has made payments totaling $362.4 million.
Further, beginning in October 2020, we became obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2023, and are limited to $225 million per year in 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year. During the six months ended June 30, 2024, Uniti reimbursed $196.7 million of Growth Capital Improvements, of which $104.6 million represented the reimbursement of capital improvements completed in 2023 that were previously classified as tenant funded capital improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.0 billion of Growth Capital Improvements. Upon reimbursement, the Company reduced the unamortized portion of deferred revenue related to these capital improvements and capitalized the difference between the cash provided to Windstream and the unamortized deferred revenue as a lease incentive which will be amortized as a reduction to revenue over the initial term of the Windstream Leases.
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

Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component is as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Cash flow hedge:
Balance at beginning of period attributable to shareholders	$(167)	$—	$—	$—
Change in fair value of derivative asset	529	—	173	—
Amounts reclassified from accumulated other comprehensive income	(226)	—	(37)	—
Balance at end of period	136	—	136	—
Less: Other comprehensive income attributable to noncontrolling interest	0	—	0	—
Balance at end of period attributable to shareholders	136	—	136	—
Accumulated other comprehensive income at end of period	$136	$—	$136	$—

Note 14. Capital Stock

The limited partnership interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. During the three and six months ended June 30, 2024, the Company exchanged 68,384 OP Units held by third parties, of which 53,662 OP Units were exchanged for an equal number of shares of our common stock and 14,722 OP Units were purchased for cash consideration of $0.1 million, representing approximately 65% of the OP Units held by third parties with a carrying value of $1.3 million as of the exchange dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2024. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024, as amended by Amendment No. 1 and Amendment No. 2 thereto filed on Form 10-K/A with the SEC on March 26, 2024 and March 27, 2024, respectively (the “Annual Report”).
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
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2024, we are the sole general partner of the Operating Partnership and own approximately 99.98% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
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
We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 11 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1"Financial Statements" of this Quarterly Report on Form 10-Q.
Significant Business Developments
Amendment to Credit Agreement

On June 17, 2024, the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (together the “Borrowers”), each a subsidiary of the Company, entered into Amendment No. 9 (the “Amendment”) to the Credit Agreement (as defined herein). Pursuant to the Amendment, the Credit Agreement’s requirement for the Operating Partnership to use commercially reasonable efforts to maintain its status as a REIT will now terminate (i) at the end of the taxable year in which the Merger is consummated or, (ii) at December 31, 2024, if the Company determines that by reason of the Merger, the Company will cease to qualify as a REIT for the year during which the Merger is consummated.
Issuance of Senior Secured Notes
On May 17, 2024, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”) completed a private offering of $300.0 million aggregate principal amount of the 10.50% Senior Secured Notes due February 15, 2028 (the "Additional February 2028 Secured Notes"). The Company filed to obtain regulatory approval to enable the subsidiaries that require regulatory approval prior to guaranteeing the Additional February 2028 Secured Notes (the “Regulated Subsidiaries”) to guarantee the Additional February 2028 Secured Notes, and it will use commercially reasonable efforts to obtain such approval. Upon the guarantee of the Additional February 2028 Secured Notes by each of the Regulated Subsidiaries that guarantee the Company’s existing 10.50% Senior Secured Notes due 2028, the Notes are expected to be mandatorily exchanged for 10.50% Senior Secured Notes due 2028 issued as “additional notes” under the indenture dated as of February 14, 2023 among Uniti, Uniti Group Finance, Uniti Fiber Holdings, CSL Capital, the guarantors party thereto and the trustee and collateral agent party thereto (the “2023 Indenture”). Such additional notes are expected to be part of the same series as the existing 10.50% Senior Secured Notes due 2028 issued under the 2023 Indenture, and are expected to have the same CUSIP number as, and be fungible with, the existing 10.50% Senior Secured Notes due 2028 issued under the 2023 Indenture.

The Additional February 2028 Secured Notes were issued at an issue price of 103.00% of their principal amount plus accrued interest from March 15, 2024 to, but excluding, May 17, 2024, pursuant to an Indenture, dated as of May 17, 2024, among the Issuers, the guarantors named therein (collectively, the “Guarantors”) and Deutsche Bank Trust Company Americas, as trustee (in such capacity, the “Trustee”) and as collateral agent. The Additional February 2028 Secured Notes mature on February 15, 2028 and bear interest at a rate of 10.50% per year. Interest on the Additional February 2028 Secured Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2024.

See Note 9 to our accompanying Condensed Consolidated Financial Statements contained in Part I Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q for additional information.

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
The Merger intends to reunite Windstream’s business with the underlying fiber infrastructure owned by the Company to create a premier digital infrastructure company with a strong platform for value creation. Upon consummation of the Merger, the board of directors of New Uniti will initially comprise nine members, including five directors to be appointed by Uniti. It is expected that Uniti’s existing officers will serve as initial officers of New Uniti.

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

In addition, at the closing of the Merger, we will fund an aggregate cash payment of $425 million (less certain transaction expenses) that will be distributed to Windstream equityholders on a pro-rata basis (the “Merger Cash Consideration”). Windstream equityholders will also be entitled to pro rata distributions of (i) new shares of non-voting preferred stock of New Uniti with a dividend rate of 11% per year for the first six years, subject to an additional 0.5% per year during each of the seventh and eighth year after the initial issuance and further increased by an additional 1% per year during each subsequent year, subject to a cap of 16% per year and with an aggregate liquidation preference of $575 million, and (ii) warrants to purchase New Uniti Common Stock, with an exercise price of $0.01 per share, subject to customary adjustments, representing in the aggregate approximately 6.9% of the pro forma share total of New Uniti. We intend to fund the Merger Cash Consideration with cash on hand and borrowings under the Revolving Credit Facility (as defined herein).

Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders and receipt of required regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 and the receipt of approvals from the Federal Communications Commission and certain state public utility commissions. We currently expect our Merger with Windstream to close in 2025.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2024.

Upon consummation of the Merger, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain growth capital improvements, will remain in place. In addition, we have agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for the dividend paid on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain our status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions. All Windstream debt are expected to remain obligations of Windstream and our debt obligations are expected to remain as ours, with no cross-guarantees or credit support between the Company and Windstream. For a description of the Windstream Leases and the settlement agreement with Windstream, refer to “Liquidity and Capital Resources—Windstream Leases” within Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. Finally, it is expected that, following consummation of the Merger, Uniti will cease to be a REIT for U.S. federal income tax purposes.

Results of Operations
Comparison of the three months ended June 30, 2024 and 2023
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Revenue from rentals
Uniti Leasing	$216,640	73.4%	$210,345	74.2%
Uniti Fiber	12,663	4.3%	13,507	4.8%
Total revenue from rentals	229,303	77.7%	223,852	79.0%
Service revenues
Uniti Leasing	1,646	0.6%	2,108	0.7%
Uniti Fiber	63,998	21.7%	57,738	20.3%
Total service revenues	65,644	22.3%	59,846	21.0%
Total revenues	294,947	100.0%	283,698	100.0%
Costs and Expenses:
Interest expense, net	127,475	43.2%	119,689	42.2%
Depreciation and amortization	78,052	26.5%	77,267	27.2%
General and administrative expense	25,716	8.7%	23,417	8.2%
Operating expense (exclusive of depreciation and amortization)	37,036	12.6%	37,418	13.2%
Transaction related and other costs	10,977	3.7%	5,576	2.0%
Other (income) expense, net	(19)	0.0%	(291)	(0.1)%
Total costs and expenses	279,237	94.7%	263,076	92.7%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	15,710	5.3%	20,622	7.3%
Income tax benefit	(2,571)	(0.9%)	(4,357)	(1.5%)
Equity in earnings from unconsolidated entities	—	—%	(659)	(0.2%)
Net income	18,281	6.2%	25,638	9.0%
Net income attributable to noncontrolling interests	3	0.0%	12	0.0%
Net income attributable to shareholders	18,278	6.2%	25,626	9.0%
Participating securities' share in earnings	(723)	(0.2%)	(322)	(0.1%)
Dividends declared on convertible preferred stock	(5)	(0.0%)	(5)	(0.0%)
Net income attributable to common shareholders	$17,550	6.0%	$25,299	8.9%

The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$218,286	$76,661	$—	$294,947

Adjusted EBITDA	$210,853	$31,091	$(5,285)	$236,659
Less:
Interest expense				127,475
Depreciation and amortization	44,613	33,425	14	78,052
Transaction related and other costs				10,977
Other, net				1,048
Stock-based compensation				3,397
Income tax benefit				(2,571)
Net income				$18,281

	Three Months Ended June 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$212,453	$71,245	$—	$283,698

Adjusted EBITDA	$206,552	$25,181	$(3,566)	$228,167
Less:
Interest expense				119,689
Depreciation and amortization	44,690	32,563	14	77,267
Transaction related and other costs				5,576
Other, net				469
Stock-based compensation				3,130
Income tax benefit				(4,357)
Adjustments for equity in earnings from unconsolidated entities				$755
Net income				$25,638
Summary of Operating Metrics

	Operating Metrics
	June 30,
	2024	2023	% Increase / (Decrease)
Operating metrics:
Uniti Leasing:
Fiber strand miles	5,560,000	5,410,000	2.8%
Copper strand miles	231,000	230,000	0.4%
Uniti Fiber:
Fiber strand miles	3,000,000	2,910,000	3.1%
Customer connections	29,031	27,965	3.8%

Revenues

	Three Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Uniti Leasing	$218,286	74.0%	$212,453	74.9%
Uniti Fiber	76,661	26.0%	71,245	25.1%
Total revenues	$294,947	100.0%	$283,698	100.0%
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

	Three Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$168,899	77.4%	$168,059	79.1%
GCI revenue	12,967	5.9%	7,249	3.4%
Total cash revenue	181,866	83.3%	175,308	82.5%
Non-cash revenue
TCI revenue	12,214	5.6%	11,552	5.4%
GCI revenue	3,730	1.7%	4,205	2.0%
Other straight-line revenue	839	0.4%	1,681	0.8%
Total non-cash revenue	16,783	7.7%	17,438	8.2%
Total Windstream revenue	198,649	91.0%	192,746	90.7%
Other services	19,637	9.0%	19,707	9.3%
Total Uniti Leasing revenues	$218,286	100.0%	$212,453	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. Windstream invested $27.9 million in TCIs during the quarter ended June 30, 2024. The total amount invested in TCIs by Windstream since the inception of the Windstream Leases (including the Master Lease) was $1.2 billion as of June 30, 2024 and $1.1 billion as of June 30, 2023.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the three months ended June 30, 2024, Uniti reimbursed $65.3 million of Growth Capital Improvements. Subsequent to June 30, 2024, Windstream requested, and we reimbursed $34.2 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.0 billion of Growth Capital Improvements.
We recognized $19.6 million and $19.7 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements for the three months ended June 30, 2024 and 2023, respectively.
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
Uniti Fiber – Uniti Fiber revenues for the three months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$22,645	29.6%	$19,453	27.3%
Enterprise and wholesale	24,327	31.7%	23,410	32.9%
E-Rate and government	16,174	21.1%	14,145	19.8%
Dark fiber and small cells	12,663	16.5%	13,507	19.0%
Other services	852	1.1%	730	1.0%
Total Uniti Fiber revenues	$76,661	100.0%	$71,245	100.0%

For the three months ended June 30, 2024, Uniti Fiber revenues totaled $76.7 million as compared to $71.2 million for the three months ended June 30, 2023. Uniti Fiber revenues increased $5.4 million, primarily attributable to a $3.2 million increase in lit backhaul services, driven primarily by one-time cancellation revenues, a $2.0 million increase in E-rate and government, driven primarily by non-recurring equipment and installation sales, and a $0.9 million increase in enterprise and wholesale, driven primarily by increased internet services, partially offset by a $0.8 million decrease in dark fiber and small cells, driven primarily by one-time cancellation revenues.

Interest Expense, net

	Three Months Ended June 30,
(Thousands)	2024	2023	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$78,781	$75,019	$3,762
Senior unsecured notes	35,345	35,513	(168)
Senior secured revolving credit facility - variable rate	1,713	1,899	(186)
ABS Loan Facility	5,672	—	5,672
Interest rate cap	24	—	24
Other	(1,290)	340	(1,630)
Total cash interest	120,245	112,771	7,474
Non-cash:
Amortization of deferred financing costs and debt discount	5,915	4,491	1,424
Accretion of settlement payable	1,695	2,759	(1,064)
Interest rate cap	720	—	720
Capitalized interest	(1,100)	(332)	(768)
Total non-cash interest	7,230	6,918	312
Total interest expense, net	$127,475	$119,689	$7,786
Interest expense for the three months ended June 30, 2024 increased $7.8 million compared to the three months ended June 30, 2023. The increase is primarily attributable to an increase in cash interest of $7.5 million related primarily to the Additional February 2028 Secured Notes issued on May 17, 2024 and the March 1, 2024 initial drawing of $275 million on the ABS Loan Facility.
Depreciation and Amortization Expense

	Three Months Ended June 30,
(Thousands)	2024	2023	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$42,885	$42,960	$(75)
Uniti Fiber	27,728	26,858	870
Corporate	14	14	—
Total depreciation expense	70,627	69,832	795
Amortization expense
Uniti Leasing	1,729	1,730	(1)
Uniti Fiber	5,696	5,705	(9)
Total amortization expense	7,425	7,435	(10)
Total depreciation and amortization expense	$78,052	$77,267	$785
Uniti Leasing – Uniti Leasing depreciation expense decreased $0.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to asset additions since June 30, 2023 of $0.2 million, offset by the decrease associated with the CableSouth network sale in the first quarter of 2024 of $0.3 million.
Uniti Fiber – Uniti Fiber depreciation expense increased $0.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to asset additions since June 30, 2023.

General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$2,849	1.0%	$2,628	1.0%
Uniti Fiber	15,587	5.3%	15,393	5.4%
Corporate	7,280	2.4%	5,396	1.9%
Total general and administrative expenses	$25,716	8.7%	$23,417	8.3%
Uniti Leasing – Uniti Leasing general and administrative expense increased $0.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to an increase in personnel expenses of $0.2 million.
Uniti Fiber – Uniti Fiber general and administrative expense increased $0.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to an increase in insurance expense of $0.2 million.
Corporate – Corporate general and administrative expense increased $1.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to an increase in legal fees of $2.5 million, partially offset by decreases in personnel expenses of $0.4 million and insurance expenses of $0.3 million.
Operating Expense
Operating expenses consist of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Three Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$5,946	2.0%	$5,970	2.1%
Uniti Fiber	31,090	10.6%	31,448	11.0%
Total operating expenses	$37,036	12.6%	$37,418	13.1%
Uniti Leasing – Uniti Leasing operating expense remained consistent for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Increases in leased asset costs of $0.3 million and repairs and maintenance expense of $0.2 million, were offset by decreases in professional fees of $0.2 million and other non-recurring operating expenses of $0.3 million.
Uniti Fiber – Uniti Fiber operating expense decreased $0.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily attributable to a decrease in off network expense of $1.3 million and repair and maintenance of $0.2 million, partially offset by an increase in non-recurring installation and equipment expense of $1.4 million.

Transaction Related and Other Costs
Transaction related and other costs include incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the three months ended June 30, 2024, we incurred $11.0 million of transaction related and other costs, compared to $5.6 million of such costs during the three months ended June 30, 2023. The increase is primarily attributable to costs associated with the Merger.
Income Tax Benefit
The income tax benefit recorded for the three months ended June 30, 2024 and 2023, respectively, is related to the tax impact of the following:

	Three Months Ended June 30,
(Thousands)	2024	2023
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(2,942)	$(4,780)
REIT state and local taxes	341	396
Other	30	27
Total income tax benefit	$(2,571)	$(4,357)
Comparison of the six months ended June 30, 2024 and 2023
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Six Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Revenue from rentals
Uniti Leasing	$432,633	74.4%	$419,987	73.2%
Uniti Fiber	24,826	4.3%	35,784	6.2%
Total revenue from rentals	457,459	78.7%	455,771	79.4%
Service revenues
Uniti Leasing	3,274	0.6%	3,274	0.6%
Uniti Fiber	120,632	20.7%	114,475	20.0%
Total service revenues	123,906	21.3%	117,749	20.6%
Total revenues	581,365	100.0%	573,520	100.0%
Costs and Expenses:
Interest expense, net	250,686	43.1%	268,552	46.8%
Depreciation and amortization	155,537	26.8%	154,042	26.9%
General and administrative expense	53,849	9.3%	51,850	9.0%
Operating expense (exclusive of depreciation and amortization)	72,234	12.4%	72,486	12.6%
Transaction related and other costs	16,664	2.9%	8,364	1.5%
Gain on sale of real estate	(18,999)	(3.3)%	—	—%
Other (income) expense, net	(301)	(0.1)%	19,888	3.5%
Total costs and expenses	529,670	91.1%	575,182	100.3%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	51,695	8.9%	(1,662)	(0.3)%
Income tax benefit	(7,934)	(1.4)%	(6,769)	(1.2)%
Equity in earnings from unconsolidated entities	—	—%	(1,320)	(0.2)%
Net income	59,629	10.3%	6,427	1.1%
Net income attributable to noncontrolling interests	22	0.0%	3	0.0%
Net income attributable to shareholders	59,607	10.3%	6,424	1.1%
Participating securities' share in earnings	(1,159)	(0.2)%	(569)	(0.1)%
Dividends declared on convertible preferred stock	(10)	(0.0)%	(10)	(0.0)%
Net income attributable to common shareholders	$58,438	10.1%	$5,845	1.0%
The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$435,907	$145,458	$—	$581,365

Adjusted EBITDA	$421,530	$54,929	$(11,172)	$465,287
Less:
Interest expense				250,686
Depreciation and amortization	89,593	65,917	27	155,537
Transaction related and other costs				16,664
Gain on sale of real estate				(18,999)
Other, net				2,959
Stock-based compensation				6,745
Income tax benefit				(7,934)
Net income				$59,629

	Six Months Ended June 30, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$423,261	$150,259	$—	$573,520

Adjusted EBITDA	$411,518	$58,855	$(11,005)	$459,368
Less:
Interest expense				268,552
Depreciation and amortization	88,862	65,150	30	154,042
Transaction related and other costs				8,364
Other, net				20,982
Stock-based compensation				6,260
Income tax benefit				(6,769)
Adjustments for equity in earnings from unconsolidated entities				1,510
Net income				$6,427
Revenues

	Six Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Uniti Leasing	$435,907	75.0%	$423,261	73.8%
Uniti Fiber	145,458	25.0%	150,259	26.2%
Total revenues	$581,365	100.0%	$573,520	100.0%
Uniti Leasing – Uniti Leasing revenues for the six months ended June 30, 2024 and 2023 consisted of the following:

	Six Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$337,237	77.4%	$335,559	79.3%
GCI revenue	24,275	5.6%	13,678	3.2%
Total cash revenue	361,512	83.0%	349,237	82.5%
Non-cash revenue
TCI revenue	24,458	5.6%	22,921	5.4%
GCI revenue	7,507	1.7%	7,810	1.9%
Other straight-line revenue	2,238	0.5%	3,921	0.9%
Total non-cash revenue	34,203	7.8%	34,652	8.2%
Total Windstream revenue	395,715	90.8%	383,889	90.7%
Other services	40,192	9.2%	39,372	9.3%
Total Uniti Leasing revenues	$435,907	100.0%	$423,261	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. As of June 30, 2024 and 2023, the total amount invested in TCIs by Windstream since the inception of the Windstream Leases and Master Lease was $1.2 billion and $1.1 billion, respectively.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the six months ended June 30, 2024, Uniti reimbursed $196.7 million of Growth Capital Improvements. Subsequent to June 30, 2024, Windstream requested, and we reimbursed $34.2 million of qualifying Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.0 billion of Growth Capital Improvements.
We recognized $40.2 million and $39.4 million of revenues from non-Windstream triple-net leasing, dark fiber IRU arrangements, and other services for the six months ended June 30, 2024 and 2023, respectively. The increase is primarily attributable to revenues from new customer arrangements.
Uniti Fiber – Uniti Fiber revenues for the six months ended June 30, 2024 and 2023 consisted of the following:

	Six Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$40,367	27.7%	$38,975	25.9%
Enterprise and wholesale	51,220	35.2%	45,986	30.6%
E-Rate and government	27,318	18.8%	28,036	18.7%
Dark fiber and small cells	24,826	17.1%	35,784	23.8%
Other services	1,727	1.2%	1,478	1.0%
Total Uniti Fiber revenues	$145,458	100.0%	$150,259	100.0%

For the six months ended June 30, 2024, Uniti Fiber revenues totaled $145.5 million as compared to $150.3 million for the six months ended June 30, 2023. Uniti Fiber revenues decreased by $4.8 million, primarily attributable to a $11.0 million decrease in Dark fiber and small cells, driven primarily by one-time cancellation revenues, partially offset by a $5.2 million increase in Enterprise and wholesale, driven primarily by increased internet services, and a $1.4 million increase in Lit backhaul services, driven primarily by one-time cancellation revenues.

Interest Expense, net

	Six Months Ended June 30,
(Thousands)	2024	2023	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$153,800	$168,207	$(14,407)
Senior unsecured notes	70,858	71,160	(302)
Senior secured revolving credit facility - variable rate	5,884	4,633	1,251
ABS Loan Facility	7,563	—	7,563
Interest rate cap	19	—	19
Other	(1,305)	709	(2,014)
Total cash interest	236,819	244,709	(7,890)
Non-cash:
Amortization of deferred financing costs and debt discount	10,950	9,454	1,496
Write off of deferred financing costs and debt discount	—	10,412	(10,412)
Accretion of settlement payable	3,660	5,776	(2,116)
Gain on extinguishment of debt	—	(1,269)	1,269
Interest rate cap	720	—	720
Capitalized interest	(1,463)	(530)	(933)
Total non-cash interest	13,867	23,843	(9,976)
Total interest expense, net	$250,686	$268,552	$(17,866)

Interest expense for the six months ended June 30, 2024 decreased $17.9 million compared to the six months ended June 30, 2023. The decrease is primarily attributable to a loss on extinguishment of debt of $32.3 million recognized in the first quarter of 2023 related to the 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), which included $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium, partially offset by an increase in cash interest on our senior secured notes and the ABS Loan Facility of $15.2 million.
Depreciation and Amortization Expense

	Six Months Ended June 30,
(Thousands)	2024	2023	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$86,135	$85,404	$731
Uniti Fiber	54,524	53,729	795
Corporate	27	30	(3)
Total depreciation expense	140,686	139,163	1,523
Amortization expense
Uniti Leasing	3,458	3,458	—
Uniti Fiber	11,393	11,421	(28)
Total amortization expense	14,851	14,879	(28)
Total depreciation and amortization expense	$155,537	$154,042	$1,495
Uniti Leasing – Uniti Leasing depreciation expense increased $0.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily attributable to asset additions since June 30,

2023 of $1.3 million, partially offset by the decrease associated with the CableSouth network sale in the first quarter of 2024 of $0.5 million.
Uniti Fiber – Uniti Fiber depreciation expense increased $0.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily attributable to asset additions since June 30, 2023.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Six Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$5,931	1.0%	$6,045	1.0%
Uniti Fiber	32,311	5.6%	31,102	5.4%
Corporate	15,607	2.7%	14,703	2.6%
Total general and administrative expenses	$53,849	9.3%	$51,850	9.0%
Uniti Leasing – Uniti Leasing general and administrative expense decreased $0.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Uniti Fiber – Uniti Fiber general and administrative expense increased $1.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which is primarily attributable to increases in personnel expense of $0.6 million and insurance expense of $0.5 million.
Corporate – Corporate general and administrative expense increased $0.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which is primarily attributable to an increase in legal fees of $2.1 million, partially offset by decreases in personnel expenses of $0.6 million and insurance expenses of $0.5 million.
Operating Expense
Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Six Months Ended June 30,
	2024		2023
(Dollars in Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$11,727	2.0%	$11,043	1.9%
Uniti Fiber	60,507	10.4%	61,443	10.7%
Total operating expenses	$72,234	12.4%	$72,486	12.6%
Uniti Leasing – Uniti Leasing operating expense increased $0.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily attributable to increases in leased asset costs of $1.2 million and repairs and maintenance expense of $0.2 million, partially offset by decreases in professional fees of $0.3 million and other non-recurring operating expenses of $0.5 million.
Uniti Fiber – Uniti Fiber operating expenses decreased $0.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which is primarily attributable to a decrease in off network expense of $2.3 million, partially offset by an increase in non-recurring installation and equipment expense of $1.3 million and maintenance and repairs expenses of $0.3 million.
Transaction Related and Other Costs
Transaction related and other costs during the six months ended June 30, 2024 and 2023 included acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the six months ended June 30, 2024, we incurred $16.7 million of transaction related and other costs, compared to $8.4 million of such costs during the six months ended June 30, 2023. The increase relates primarily to costs associated with the Merger.
Other (Income) Expense, net

Other (income) expense, net changed $20.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, which included $20.6 million of costs related to the issuance of the February 2028 Secured Notes.

Income Tax Benefit
The income tax benefit recorded for the six months ended June 30, 2024 and 2023, respectively, is related to the tax impact of the following:

	Six Months Ended June 30,
(Thousands)	2024	2023
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(8,750)	$(7,555)
REIT state and local taxes	771	759
Other	45	27
Total income tax benefit	$(7,934)	$(6,769)
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
The reconciliation of our net income to EBITDA and Adjusted EBITDA and of our net income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Net income	$18,281	$25,638	$59,629	$6,427
Depreciation and amortization	78,052	77,267	155,537	154,042
Interest expense, net	127,475	119,689	250,686	268,552
Income tax benefit	(2,571)	(4,357)	(7,934)	(6,769)
EBITDA	$221,237	$218,237	$457,918	$422,252
Stock based compensation	3,397	3,130	6,745	6,260
Transaction related and other costs	10,977	5,576	16,664	8,364
Gain on sale of real estate	—	—	(18,999)	—
Other, net	1,048	469	2,959	20,982
Adjustments for equity in earnings from unconsolidated entities	—	755	—	1,510
Adjusted EBITDA	$236,659	$228,167	$465,287	$459,368

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2024	2023	2024	2023
Net income attributable to common shareholders	$17,550	$25,299	$58,438	$5,845
Real estate depreciation and amortization	55,615	55,062	111,545	109,578
Gain on sale of real estate, net of tax	—	—	(18,951)	—
Participating securities share in earnings	723	322	1,159	569
Participating securities share in FFO	(1,470)	(730)	(2,295)	(977)
Real estate depreciation and amortization from unconsolidated entities	—	435	—	870
Adjustments for noncontrolling interests	(9)	(25)	(25)	(50)
FFO attributable to common shareholders	$72,409	$80,363	$149,871	$115,835
Transaction related and other costs	10,977	5,576	16,664	8,364
Amortization of deferred financing costs and debt discount	5,915	4,491	10,950	9,454
Write off of deferred financing costs and debt discount	—	—	—	10,412
Costs related to the early repayment of debt	—	—	—	51,997
Stock based compensation	3,397	3,130	6,745	6,260
Non-real estate depreciation and amortization	22,437	22,205	43,992	44,464
Straight-line revenues and amortization of below-market lease intangibles	(8,216)	(9,789)	(17,038)	(19,216)
Maintenance capital expenditures	(1,909)	(1,916)	(3,998)	(3,744)
Other, net	(12,753)	(13,417)	(27,298)	(26,078)
Adjustments for equity in earnings from unconsolidated entities	—	320	—	640
Adjustments for noncontrolling interests	(3)	(5)	(8)	(37)
AFFO attributable to common shareholders	$92,254	$90,958	$179,880	$198,351
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and make dividend distributions. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $362.4 million of the $490.1 million due to Windstream under the settlement agreement. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022 and 2023, and are limited to $225 million per year in 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
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
As of June 30, 2024, we had total cash and cash equivalents of $131.5 million, including $12.7 million of restricted cash and cash equivalents, approximately $500.0 million of borrowing availability under our revolving credit facility maturing on September 24, 2027 under the Credit Agreement (the “Revolving Credit Facility”), and up to $75.0 million of borrowing capacity under our ABS Loan Facility, subject to satisfying certain financial metrics and transferring certain additional assets into the facility as collateral, which we expect to occur within twelve months. Subsequent to June 30, 2024, other than $34.2 million of Growth Capital Improvements (see “Result of Operations—Revenues” above), there have been no material outlays of funds outside of our scheduled interest and dividend payments. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends. See “—Dividends.”

	Six Months Ended June 30,
(Thousands)	2024	2023
Cash flow from operating activities:
Net cash provided by operating activities	$174,338	$199,831
Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $174.3 million and $199.8 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2024 is primarily attributable to an increase in cash interest expense and changes in working capital.

	Six Months Ended June 30,
(Thousands)	2024	2023
Cash flow from investing activities:
Capital expenditures	$(262,758)	$(247,269)
Proceeds from sale of other equipment	435	1,169
Proceeds from sale of real estate	40,039	—
Proceeds from sale of unconsolidated entity	40,000	—
Net cash used in investing activities	$(182,284)	$(246,100)
Net cash used in investing activities decreased $63.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2024, primarily driven by proceeds from the sale of our investment in BB Fiber Holdings LLC of $40.0 million, proceeds from the sale of the CableSouth network of $40.0 million, and a decrease in Uniti Fiber capital expenditures of $25.8 million, partially offset by an increase in Growth Capital Improvements of $37.9 million, which we classify as success-based capital expenditures. Capital expenditures are primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets, as described below under “—Capital Expenditures.”

	Six Months Ended June 30,
(Thousands)	2024	2023
Cash flow from financing activities:
Repayment of debt	$(122,942)	$(2,263,662)
Proceeds from issuance of notes	309,000	2,600,000
Dividends paid	(108,445)	(71,594)
Payments of settlement payable	(49,011)	(49,011)
Borrowings under revolving credit facility	125,000	245,000
Payments under revolving credit facility	(333,000)	(347,000)
Proceeds from ABS Loan Facility	275,000	—
Finance lease payments	(1,265)	(799)
Payments for financing costs	(15,778)	(26,955)
Payment for settlement of common stock warrant	—	(56)
Termination of bond hedge option	—	59
Costs related to the early repayment of debt	—	(44,303)
Distributions paid to noncontrolling interests	(37)	(32)
Payment for noncontrolling interest	(92)	—
Employee stock purchase program	326	314
Payments related to tax withholding for stock-based compensation	(1,583)	(1,350)
Net cash provided by financing activities	$77,173	$40,611
Net cash provided by financing activities was $77.2 million for the six months ended June 30, 2024, which was primarily related to the $309.0 million proceeds from issuance of the Additional February 2028 Secured Notes and $275.0 million of proceeds from the ABS Loan Facility, partially offset by $122.9 million repayment of debt, net payments under the Revolving Credit Facility of $208.0 million, dividend payments of $108.4 million, repayments of the settlement payable of $49.0 million, and payments for financing costs of $15.8 million. Net cash provided by financing activities was $40.6 million for the six months ended June 30, 2023, which was primarily related to proceeds from issuance of the February 2028 Secured Notes of $2.6 billion, offset by repayment of the 2025 Secured Notes of $2.3 billion, net payments under the Revolving Credit Facility of $102.0 million, dividend payments of $71.6 million, repayments of the settlement payable of $49.0 million, costs related to the early repayment of the 2025 Secured Notes of $44.3 million, and payments for financing costs of $27.0 million.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made as of June 30, 2024.
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
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand, borrowings under our Revolving Credit Facility and ABS Loan Facility, and cash flows provided by operating activities. As of June 30, 2024, we had $500.0 million in borrowing availability under our Revolving Credit Facility. Additionally, we have up to $75.0 million in borrowing availability under our ABS Loan Facility, subject to satisfying certain financial metrics and transferring certain additional assets into the facility as collateral, which we expect will occur within twelve months. However, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, including reimbursement commitments for Growth Capital Improvements, debt service, and distributions to our shareholders. We are closely monitoring the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
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
Capital Expenditures

	Six Months Ended June 30, 2024
(Thousands)	Success Based	Maintenance	Non-Network	Total
Capital expenditures
Uniti Leasing	$12,643	$—	$—	$12,643
Growth capital improvements	196,651	—	—	196,651
Uniti Fiber	49,000	3,998	450	53,448
Corporate	—	—	16	16
Total capital expenditures	$258,294	$3,998	$466	$262,758
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
The following table below sets out details regarding our cash dividends on our common stock:

Period	Payment Date	Cash Dividend Per Share	Record Date
January 1, 2024 - March 31, 2024	April 12, 2024	$0.15	March 28, 2024
April 1, 2024 - June 30, 2024	June 28, 2024	$0.15	June 14, 2024
Under the Merger Agreement with Windstream, we have agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for the dividend paid on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain its status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions. Any dividends must be declared by our Board of Directors, which will take into account various factors including our current and anticipated operating results, our financial position, REIT requirements, conditions prevailing in the market, restrictions in our debt documents and additional factors they deem appropriate. Dividend payments are not guaranteed, and our Board of Directors may decide, in its absolute discretion, at any time and for any reason, not to pay dividends or to change the amount paid as dividends.
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
For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of June 30, 2024, there has been no material change to these estimates.
Recent Accounting Guidance
New accounting rules and disclosures can impact our reported results and comparability of our financial statements. See Note 2 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported under Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Remediation of Previously Disclosed Material Weakness in Internal Control Over Financial Reporting
As disclosed in Part II, Item 9A "Controls and Procedures” in our Annual Report, during the fourth quarter of 2023, we identified a material weakness in our internal control over financial reporting due to ineffective controls over the annual goodwill impairment assessment. Specifically, the Company did not have a sufficient complement of personnel with appropriate technical expertise to perform an effective risk assessment related to determining the income tax impact of goodwill impairments. As a result, certain control activities in the goodwill and tax processes were not designed and implemented effectively. Management initiated a plan to remediate the material weakness, and implemented improvements to the design and operation of control activities and procedures associated with the annual goodwill impairment assessment.
During the quarter ended June 30, 2024, we completed our testing of the design of the actions discussed above. We have concluded that the enhanced control processes have now been designed so as to provide reasonable assurance as to their operating effectiveness, and, as a result, we believe that the material weakness described above was remediated as of June 30, 2024.
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
Changes in Internal Control over Financial Reporting
Other than the changes made in response to the material weakness as described above, there were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
A description of legal proceedings can be found in Note 12 - Commitments and Contingencies to our Condensed Consolidated Financial Statements, included in Part I, Item 1" Financial Statements" of this Quarterly Report on Form 10-Q, and is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors affecting our business that were discussed in Part II, Item 1A "Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on May 3, 2024.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	75	$5.74	—	—
May 1, 2024 to May 31, 2024	1,517	4.45	—	—
June 1, 2024 to June 30, 2024	—	—	—	—
Total	1,592	$4.51	—	—
(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
(a) None

(b) None

(c) During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits.

Exhibit Number	Description

2.1#
Agreement and Plan of Merger, dated as of May 3, 2024, by and between Uniti Group Inc. and Windstream Holdings II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

2.2*#	Amendment No. 1 to Agreement and Plan of Merger, dated July 17, 2024, by and between Uniti Group Inc. and Windstream Holdings II, LLC

4.1
Indenture, dated May 17, 2024, by and among Uniti Group LP, Uniti Group Finance 2019 Inc., Uniti Fiber Holdings Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 17, 2024 (File No. 001-36708))

4.2
Form of 10.50% Senior Secured Notes due 2028 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 17, 2024 (File No. 001-36708))

10.1
Voting Agreement, dated as of May 3, 2024, between Uniti Group Inc., Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P. and DEVONIAN II ICAV (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.2
Unitholder Agreement, dated as of May 3. 2024, by and between Uniti Group Inc., Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P., Nexus Aggregator L.P. and, solely for purposes of Section 2(b), Windstream Holdings II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.3
Unitholder Agreement, dated as of May 3. 2024, by and between Uniti Group Inc. and certain Windstream investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.4
Form Stockholder Agreement, to be entered into by and among New Uniti, Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P., Nexus Aggregator L.P. and DEVONIAN II ICAV (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.5
Form Stockholder Agreement, to be entered into by and among New Uniti and certain Windstream investors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.6
Form of Performance-Based Restricted Stock Unit Agreement for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2024 and filed with the SEC as of May 20, 2024 (File No. 001-36708))

10.7
Form of Restricted Shares Agreement for executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 16, 2024 and filed with the SEC as of May 20, 2024 (File No. 001-36708))

10.8
Amendment No. 9 to the Credit Agreement, dated as of June 17, 2024, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2024 and filed with the SEC as of June 18, 2024 (File No. 001-36708))

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________________________

*	Filed herewith
#	Schedules and similar attachments have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITI GROUP INC.

Date:	August 1, 2024	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 1, 2024	/s/ Travis T. Black
Travis T. Black Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)