Form 10-Q
period 2024-09-30
Uniti Group Inc.
filed 2024-11-08
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 244,114,544 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains unaudited information as of and for the three and nine months ended September 30, 2024, as well as restated unaudited information as of and for the three and nine months ended September 30, 2023. Detailed information can be found in Note 2 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q.

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
•the future prospects of our largest customer, Windstream;
•adverse impacts of inflation and high interest rates on our employees, our business, the business of our customers and other business partners and the global financial markets;
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
•other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and
•additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 filed with the U.S. Securities and Exchange Commission (the "SEC") on May 3, 2024, and on August 1, 2024, respectively, and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K filed with the SEC on February 29, 2024, as amended by Amendment No. 1 and Amendment No. 2 thereto filed on Form 10-K/A with the SEC on March 26, 2024, and March 27, 2024, respectively, as well as those described from time to time in our future reports filed with the SEC.
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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Uniti Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(Thousands, except par value)	September 30, 2024	December 31, 2023
Assets:
Property, plant and equipment, net	$4,156,542	$3,982,069
Cash and cash equivalents	34,077	62,264
Restricted cash and cash equivalents	19,311	—
Accounts receivable, net	51,604	46,358
Goodwill	157,380	157,380
Intangible assets, net	282,839	305,115
Straight-line revenue receivable	105,823	90,988
Operating lease right-of-use assets, net	126,791	125,105
Derivative asset	231	—
Other assets	39,996	118,117
Deferred income tax assets, net	124,077	109,128
Assets held for sale	—	28,605
Total Assets	$5,098,671	$5,025,129
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$95,844	$119,340
Settlement payable (Note 13)	95,147	163,583
Intangible liabilities, net	148,377	156,397
Accrued interest payable	56,562	133,683
Deferred revenue	1,299,759	1,273,661
Dividends payable	2	36,162
Operating lease liabilities	78,785	84,404
Finance lease obligations	17,869	18,110
Notes and other debt, net	5,782,633	5,523,579
Liabilities held for sale	—	331
Total liabilities	7,574,978	7,509,250

Commitments and contingencies (Note 13)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized; issued and outstanding: 237,488 shares at September 30, 2024 and 236,559 at December 31, 2023	24	24
Additional paid-in capital	1,232,228	1,221,824
Accumulated other comprehensive loss	(820)	—
Distributions in excess of accumulated earnings	(3,708,705)	(3,708,240)
Total Uniti shareholders' deficit	(2,477,273)	(2,486,392)
Noncontrolling interests:
Operating partnership units	716	2,021
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	250
Total shareholders' deficit	(2,476,307)	(2,484,121)
Total Liabilities and Shareholders' Deficit	$5,098,671	$5,025,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2024	2023	2024	2023
		( as restated)		(as restated)
Revenues:
Revenue from rentals
Uniti Leasing	$221,123	$212,720	$653,756	$632,707
Uniti Fiber	12,762	16,913	37,588	52,750
Total revenue from rentals	233,885	229,633	691,344	685,457
Service revenues
Uniti Leasing	1,799	1,868	5,073	5,142
Uniti Fiber	56,563	59,154	177,195	173,576
Total service revenues	58,362	61,022	182,268	178,718
Total revenues	292,247	290,655	873,612	864,175

Costs and Expenses:
Interest expense, net	131,007	120,691	381,693	389,243
Depreciation and amortization	79,325	77,337	234,862	231,379
General and administrative expense	26,697	25,481	80,546	77,331
Operating expense (exclusive of depreciation and amortization)	34,519	37,392	106,753	109,878
Transaction related and other costs	14,404	1,441	31,068	9,805
Gain on sale of real estate	—	(1,424)	(18,999)	(1,424)
Goodwill impairment	—	203,998	—	203,998
Other expense (income), net	—	1,435	(301)	21,323
Total costs and expenses	285,952	466,351	815,622	1,041,533

Income (loss) before income taxes and equity in earnings from unconsolidated entities	6,295	(175,696)	57,990	(177,358)
Income tax benefit	(5,935)	(56,130)	(13,869)	(62,899)
Equity in earnings from unconsolidated entities	—	(670)	—	(1,990)
Net income (loss)	12,230	(118,896)	71,859	(112,469)
Net income (loss) attributable to noncontrolling interests	1	(53)	23	(50)
Net income (loss) attributable to shareholders	12,229	(118,843)	71,836	(112,419)
Participating securities' share in earnings	(334)	(321)	(1,493)	(890)
Dividends declared on convertible preferred stock	(5)	(5)	(15)	(15)
Net income (loss) attributable to common shareholders	$11,890	$(119,169)	$70,328	$(113,324)

Income (Loss) per common share:
Basic	$0.05	$(0.50)	0.30	$(0.48)
Diluted	$0.05	$(0.50)	0.30	$(0.48)

Weighted-average number of common shares outstanding:
Basic	237,480	236,533	237,242	236,352
Diluted	237,480	236,533	237,242	236,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
		(as restated)		(as restated)
Net income (loss)	$12,230	$(118,896)	$71,859	$(112,469)
Other comprehensive loss:
Unrealized loss on valuation of interest rate cap	(834)	—	(661)	—
Reclassification of realized interest on interest rate cap	(122)	—	(159)	—
Other comprehensive loss	(956)	—	(820)	—
Comprehensive income (loss)	11,274	(118,896)	71,039	(112,469)
Comprehensive income (loss) attributable to noncontrolling interest	1	(53)	23	(50)
Comprehensive income (loss) attributable to shareholders	$11,273	$(118,843)	$71,016	$(112,419)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited)

	For the three months ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	—	$—	236,430,752	$24	$1,215,260	$—	$(3,548,870)	$2,092	$250	$(2,331,244)
Net loss (as restated)	—	—	—	—	—	—	(118,843)	(53)	—	(118,896)
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(35,802)	—	—	(35,802)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(16)	—	(16)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(9)	—	—	—	—	(9)
Stock-based compensation	—	—	3,227	—	3,148	—	—	—	—	3,148
Issuance of common stock - employee stock purchase plan	—	—	105,737	—	416	—	—	—	—	416
Balance at September 30, 2023 (as restated)	—	$—	236,539,716	$24	$1,218,815	$—	$(3,703,515)	$2,023	$250	$(2,482,403)

Balance at June 30, 2024	—	$—	237,353,110	$24	$1,228,527	$136	$(3,722,066)	$715	$250	$(2,492,414)
Net income	—	—	—	—	—	—	12,229	1	—	12,230
Other comprehensive loss	—	—	—	—	—	(956)	—	—	—	(956)
Performance award dividend	—	—	—	—	—	—	1,132	—	—	1,132
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4)	—	—	—	—	(4)
Stock-based compensation	—	—	1,885	—	3,375	—	—	—	—	3,375
Issuance of common stock - employee stock purchase plan	—	—	133,136	—	330	—	—	—	—	330
Balance at September 30, 2024	—	$—	237,488,131	$24	$1,232,228	$(820)	$(3,708,705)	$716	$250	$(2,476,307)

	For the nine months ended September 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	235,829,485	$24	$1,210,033	$—	$(3,483,634)	$2,121	$250	$(2,271,206)
Net loss (as restated)	—	—	—	—	—	—	(112,419)	(50)	—	(112,469)
Common stock dividends declared ($0.45 per share)	—	—	—	—	—	—	(107,462)	—	—	(107,462)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(48)	—	(48)
Payments for settlement of common stock warrant	—	—	—	—	(56)	—	—	—	—	(56)
Termination of bond hedge option	—	—	—	—	59	—	—	—	—	59
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,359)	—	—	—	—	(1,359)
Stock-based compensation	—	—	537,590	—	9,408	—	—	—	—	9,408
Issuance of common stock - employee stock purchase plan	—	—	172,641	—	730	—	—	—	—	730
Balance at September 30, 2023 (as restated)	—	$—	236,539,716	$24	$1,218,815	$—	$(3,703,515)	$2,023	$250	$(2,482,403)

Balance at December 31, 2023	—	$—	236,558,601	$24	$1,221,824	$—	$(3,708,240)	$2,021	$250	$(2,484,121)
Net income	—	—	—	—	—	—	71,836	23	—	71,859
Other comprehensive loss	—	—	—		—	(820)	—	—	—	(820)
Common stock dividends declared ($0.30 per share)	—	—	—	—	—	—	(72,301)	—	—	(72,301)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(21)	—	(21)
Exchange of noncontrolling interest	—	—	53,662	—	1,215	—	—	(1,307)	—	(92)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,587)	—	—	—	—	(1,587)
Stock-based compensation	—	—	659,685	—	10,120	—	—	—	—	10,120
Issuance of common stock - employee stock purchase plan	—	—	216,183	—	656	—	—	—	—	656
Balance at September 30, 2024	—	$—	237,488,131	$24	$1,232,228	$(820)	$(3,708,705)	$716	$250	$(2,476,307)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(Thousands)	2024	2023
		(as restated)
Cash flow from operating activities
Net income (loss)	$71,859	$(112,469)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,862	231,379
Amortization of deferred financing costs and debt discount	16,774	13,975
Loss on extinguishment of debt, net	—	31,187
Interest rate cap amortization	1,149	—
Deferred income taxes	(14,949)	(63,196)
Equity in earnings of unconsolidated entities	—	(1,990)
Distributions of cumulative earnings from unconsolidated entities	—	2,959
Cash paid for interest rate cap	(2,200)	—
Straight-line revenues and amortization of below-market lease intangibles	(24,358)	(28,795)
Stock-based compensation	10,120	9,408
Goodwill impairment	—	203,998
Loss (gain) on asset disposals	292	(242)
Gain on sale of real estate	(18,999)	(1,424)
Accretion of settlement obligation	5,081	8,273
Other	68	2
Changes in assets and liabilities:
Accounts receivable	(5,247)	(4,194)
Other assets	12,103	10,530
Accounts payable, accrued expenses and other liabilities	(105,475)	(108,826)
Net cash provided by operating activities	181,080	190,575
Cash flow from investing activities
Capital expenditures	(327,762)	(368,264)
Proceeds from sale of other equipment	528	1,581
Proceeds from sale of real estate	40,039	1,530
Proceeds from sale of unconsolidated entity	40,000	—
Net cash used in investing activities	(247,195)	(365,153)
Cash flow from financing activities
Repayment of debt	(122,942)	(2,263,662)
Proceeds from issuance of notes	309,000	2,600,000
Dividends paid	(108,445)	(107,395)
Payments of settlement payable	(73,516)	(73,516)
Borrowings under revolving credit facility	130,000	450,000
Payments under revolving credit facility	(333,000)	(367,000)
Proceeds from ABS Loan Facility	275,000	—
Finance lease payments	(2,020)	(1,601)
Payments for financing costs	(15,778)	(26,955)
Payment for settlement of common stock warrant	—	(56)
Termination of bond hedge option	—	59
Costs related to the early repayment of debt	—	(44,303)
Distributions paid to noncontrolling interests	(37)	(48)

Payment for noncontrolling interest	(92)	—
Employee stock purchase program	656	730
Payments related to tax withholding for stock-based compensation	(1,587)	(1,359)
Net cash provided by financing activities	57,239	164,894
Net decrease in cash, restricted cash and cash equivalents	(8,876)	(9,684)
Cash, restricted cash and cash equivalents at beginning of period	62,264	43,803
Cash, restricted cash and cash equivalents at end of period	$53,388	$34,119

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$7,371	$12,134
Tenant capital improvements	$163,592	$94,322
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of September 30, 2024, we are the sole general partner of the Operating Partnership and own approximately 99.98% of the partnership interests in the Operating Partnership.
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

Upon consummation of the Merger, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases and the settlement agreement with

Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain growth capital improvements, will remain in place. All Windstream debt obligations would remain obligations of Windstream and our debt obligations would remain as ours, with no cross-guarantees or credit support between the Company and Windstream. In September and October 2024, Windstream undertook a series of transactions through which it amended the terms of its outstanding debt to, among other things, allow for the consolidation of Uniti's and Windstream's debt following the completion of the Merger into a single silo under a common parent entity (the "Post-Closing Reorganization"). As a result, following the completion of the Merger, Uniti may, but is not required to, consummate the Post-Closing Reorganization. If the Post-Closing Reorganization is completed, certain existing agreements and arrangements presently in effect between Uniti and Windstream, including the Windstream Leases and the settlement agreement described above, could be (but are not required to be) terminated. In addition, if the Post-Closing Reorganization is completed, each obligor under Uniti's outstanding debt (other than the ABS Loan Facility) would become an obligor under Windstream's outstanding debt, and each obligor under Windstream's outstanding debt would become an obligor under Uniti's outstanding debt (other than the ABS Loan Facility).

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

Note 2. Restatement of Previously Issued Financial Statements

During the third quarter of 2023, the Company recorded a goodwill impairment and related income tax benefits, which it reflected in its unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023 (the “2023 Interim Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 2, 2023. As previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024, as amended by Amendment No. 1 and Amendment No. 2 thereto filed on Form 10-K/A with the SEC on March 26, 2024, and March 27, 2024, respectively (the “Annual Report”), during the fourth quarter of 2023, the Company identified certain errors with respect to the income tax benefit it recorded associated with the goodwill impairment. As a result, the goodwill impairment and income tax benefit were understated, netting to a $38.0 million increase in the net loss for the three and nine months ended September 30, 2023. As discussed in Note 2 to the Company’s consolidated financial statements included in the Annual Report, the Company had previously concluded that the error was immaterial, and the error was corrected as an immaterial correction to the 2023 Interim Financial Statements.

On October 30, 2024, the audit committee of the board of directors of the Company, in consultation with senior management of the Company, concluded that the error was material to the 2023 Interim Financial Statements and should have been reflected as a restatement of the 2023 Interim Financial Statements.

The impact of the restatement on our prior period unaudited condensed consolidated balance sheet, condensed consolidated statement of loss, condensed consolidated statement of comprehensive loss, and condensed consolidated statement of cash flows is presented below:

	As of September 30, 2023
(Thousands)	As Reported	Adjustments	As Restated
Goodwill	$208,378	$(50,998)	$157,380
Deferred income taxes, net	$90,792	$13,035	$103,827
Total Assets	$4,981,325	$(37,963)	$4,943,362
Distributions in excess of accumulated earnings	$(3,665,569)	$(37,946)	$(3,703,515)
Total Uniti shareholders' deficit	$(2,446,730)	$(37,946)	$(2,484,676)
Operating partnership units	$2,040	$(17)	$2,023
Total shareholders' deficit	$(2,444,440)	$(37,963)	$(2,482,403)
Total Liabilities and Shareholders' Deficit	$4,981,325	$(37,963)	$4,943,362

	Three Months Ended September 30, 2023
(Thousands)	As Reported	Adjustments	As Restated
Goodwill impairment	$153,000	$50,998	$203,998
Loss before income taxes and equity in earnings from unconsolidated entities	$(124,698)	$(50,998)	$(175,696)
Income tax benefit	$(43,095)	$(13,035)	$(56,130)
Net loss	$(80,933)	$(37,963)	$(118,896)
Net loss attributable to noncontrolling interest	$(36)	$(17)	$(53)
Net loss attributable to shareholders	$(80,897)	$(37,946)	$(118,843)
Net loss attributable to common shareholders	$(81,223)	$(37,946)	$(119,169)
Earnings per share - Basic	$(0.34)	$(0.16)	$(0.50)
Earnings per share - Diluted	$(0.34)	$(0.16)	$(0.50)

Comprehensive loss:
Net loss	$(80,933)	$(37,963)	$(118,896)
Comprehensive loss	$(80,933)	$(37,963)	$(118,896)
Comprehensive loss attributable to noncontrolling interest	$(36)	$(17)	$(53)
Comprehensive loss attributable to shareholders	$(80,897)	$(37,946)	$(118,843)

	Nine Months Ended September 30, 2023
(Thousands)	As Reported	Adjustments	As Restated
Goodwill impairment	$153,000	$50,998	$203,998
Loss before income taxes and equity in earnings from unconsolidated entities	$(126,360)	$(50,998)	$(177,358)
Income tax benefit	$(49,864)	$(13,035)	$(62,899)
Net loss	$(74,506)	$(37,963)	$(112,469)
Net loss attributable to noncontrolling interest	$(33)	$(17)	$(50)
Net loss attributable to shareholders	$(74,473)	$(37,946)	$(112,419)
Net loss attributable to common shareholders	$(75,378)	$(37,946)	$(113,324)
Earnings per share - Basic	$(0.32)	$(0.16)	$(0.48)
Earnings per share - Diluted	$(0.32)	$(0.16)	$(0.48)

Comprehensive loss:
Net loss	$(74,506)	$(37,963)	$(112,469)
Comprehensive loss	$(74,506)	$(37,963)	$(112,469)
Comprehensive loss attributable to noncontrolling interest	$(33)	$(17)	$(50)
Comprehensive loss attributable to shareholders	$(74,473)	$(37,946)	$(112,419)

	Nine Months Ended September 30, 2023
(Thousands)	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net Loss	$(74,506)	$(37,963)	$(112,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	$(50,161)	$(13,035)	$(63,196)
Goodwill impairment	$153,000	$50,998	$203,998
Net cash provided by operating activities	$190,575	$—	$190,575

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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report. Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent funds that are restricted for an obligation under the ABS Loan Facility (as defined in Note 10) to maintain three months of interest and other expenses.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Statements of Cash Flows.

(Thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$34,077	$62,264
Restricted cash and cash equivalents	19,311	—
Cash, restricted cash and cash equivalents at end of period	$53,388	$62,264
Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream's incumbent local exchange carrier ("ILEC") operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream's consumer competitive local exchange carrier ("CLEC") operations. Revenue under the Windstream Leases provided 68.2% and 66.9% of our revenue for the nine months ended September 30, 2024 and 2023, respectively. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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
Note 4. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Uniti Fiber
Lit backhaul	$17,938	$18,246	$58,305	$57,221
Enterprise and wholesale	26,381	24,211	77,601	70,144
E-Rate and government	11,327	15,911	38,645	43,947
Other	917	786	2,644	2,264
Uniti Fiber	56,563	59,154	177,195	173,576
Uniti Leasing	1,799	1,868	5,073	5,142
Total revenue from contracts with customers	58,362	61,022	182,268	178,718
Revenue accounted for under leasing guidance
Uniti Leasing	221,123	212,720	653,756	632,707
Uniti Fiber	12,762	16,913	37,588	52,750
Total revenue accounted for under leasing guidance	233,885	229,633	691,344	685,457
Total revenue	$292,247	$290,655	$873,612	$864,175
At September 30, 2024 and December 31, 2023, lease receivables were $27.3 million and $22.0 million, respectively, and receivables from contracts with customers were $21.1 million and $18.8 million, respectively.

Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and nine months ended September 30, 2024, we recognized revenues of $0.8 million and $3.4 million, respectively, which were included in the December 31, 2023 contract liabilities balance.
The following table provides information about contract assets and contract liabilities accounted for under ASC 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2023	$26	$11,109
Balance at September 30, 2024	$—	$10,613
Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of September 30, 2024, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $624.7 million, of which $552.5 million is related to contracts that are currently being invoiced and have an average remaining contract term of 3.1 years, while $72.2 million represents our backlog for sales bookings which have yet to be installed and have an average contract term of 5.3 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the three and nine months ended September 30, 2024 and 2023 respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Lease income - operating leases	$233,885	$229,633	$691,344	$685,457

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of September 30, 2024 are as follows:

(Thousands)	September 30, 2024⁽¹⁾
2024	$204,518
2025	836,266
2026	842,822
2027	843,315
2028	843,309
Thereafter	1,593,415
Total lease receivables	$5,163,645
(1) Total future minimum lease payments to be received include $4.3 billion relating to the Windstream Leases.
The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	September 30, 2024	December 31, 2023
Land	$26,518	$26,533
Building and improvements	348,683	347,700
Poles	333,447	314,488
Fiber	4,128,677	3,862,635
Equipment	437	436
Copper	3,973,887	3,974,410
Conduit	90,117	90,087
Tower assets	58	58
Finance lease assets	1,889	1,890
Other assets	10,432	10,434
	8,914,145	8,628,671
Less: accumulated depreciation	(5,812,265)	(5,690,066)
Underlying assets under operating leases, net	$3,101,880	$2,938,605
Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and nine months ended September 30, 2024 and 2023, respectively, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Depreciation expense for underlying assets under operating leases	$46,307	$45,795	$137,955	$136,640
Lessee Accounting
We have commitments under operating leases for communications towers, ground space, colocation space, dark fiber and buildings. We also have finance leases for dark fiber, equipment, and automobiles. Our leases have initial lease terms ranging from less than one year to 30 years, most of which include options to extend or renew the leases for less than one year to 20 years, and some of which may include options to terminate the leases within one to six months. Certain lease agreements contain provisions for future rent increases. Payments due under the lease contracts include fixed payments plus, for some of our leases, variable payments.
As of September 30, 2024, we have short term lease commitments amounting to approximately $4.2 million.

Future lease payments under non-cancellable leases as of September 30, 2024 are as follows:

(Thousands)	Operating Leases	Finance Leases
2024	$4,079	$1,060
2025	17,095	4,241
2026	13,616	4,115
2027	10,833	3,408
2028	9,196	2,581
Thereafter	102,944	9,327
Total undiscounted lease payments	$157,763	$24,732
Less: imputed interest	(78,978)	(6,863)
Total lease liabilities	$78,785	$17,869
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

The following table summarizes the fair value of our financial instruments at September 30, 2024 and December 31, 2023:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At September 30, 2024
Assets
Derivative asset	$231	$—	$231	$—
Total	$231	$—	$231	$—

Liabilities
Senior secured notes - 10.50%, due February 15, 2028 (see Note 10)	$3,100,886	$—	$3,100,886	$—
Senior secured notes - 4.75%, due April 15, 2028	526,462	—	526,462	—
Senior unsecured notes - 6.50%, due February 15, 2029	974,565	—	974,565	—
Senior unsecured notes - 6.00%, due January 15, 2030	604,480	—	604,480	—
Convertible senior notes - 7.50% due December 1, 2027	345,783	—	345,783	—
ABS Loan Facility, variable rate, due September 1, 2025	273,625	—	273,625	—
Senior secured revolving credit facility, variable rate, due September 24, 2027	4,999	—	4,999	—
Settlement payable	94,465	—	94,465	—
Total	$5,925,265	$—	$5,925,265	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2023
Liabilities
Senior secured notes - 10.50%, due February 15, 2028	$2,624,596	$—	$2,624,596	$—
Senior secured notes - 4.75%, due April 15, 2028	488,205	—	488,205	—
Senior unsecured notes - 6.50% , due February 15, 2029	796,125	—	796,125	—
Senior unsecured notes - 6.00%, due January 15, 2030	486,675	—	486,675	—
Exchangeable senior notes - 4.00%, due June 15, 2024	122,140	—	122,140	—
Convertible senior notes - 7.50%, due December 1, 2027	301,755	—	301,755	—
Senior secured revolving credit facility, variable rate, due September 24, 2027	207,979	—	207,979	—
Settlement payable	160,550	—	160,550	—
Total	$5,188,025	$—	$5,188,025	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our outstanding notes and other debt was $5.87 billion at September 30, 2024, with a fair value of $5.83 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). See Note 13. The Settlement Payable was initially recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. As of September 30, 2024, the remaining Settlement Payable is $95.1 million. There have been no changes in the valuation methodologies used since the initial recording.
Note 7. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives	September 30, 2024	December 31, 2023
Land	Indefinite	$30,507	$30,099
Building and improvements	3 - 40 years	371,600	366,490
Poles	30 years	333,447	314,489
Fiber	30 years	5,148,425	4,835,623
Equipment	5 - 7 years	493,096	460,463
Copper	20 years	3,973,887	3,974,410
Conduit	30 years	90,117	90,087
Tower assets	20 years	1,221	1,221
Finance lease assets	(1)	52,824	52,589
Other assets	15 - 20 years	10,435	10,436
Construction in progress	(1)	44,620	49,771
Corporate assets	3 - 7 years	16,315	15,731
		10,566,494	10,201,409
Less accumulated depreciation		(6,409,952)	(6,219,340)
Net property, plant and equipment		$4,156,542	$3,982,069
(1) See our Annual Report for property, plant and equipment accounting policies.
Depreciation expense for the three and nine months ended September 30, 2024 was $71.9 million and $212.6 million, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was $69.9 million and $209.1 million, respectively.
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

On March 1, 2024, the Company entered into an interest rate cap agreement (the "ABS Loan Interest Rate Cap") related to the ABS Loan Facility (as defined in Note 10). This interest rate cap was designated as a cash flow hedge, has a notional value of $275.0 million, and effectively caps the one-month term secured overnight financing rate ("SOFR ") at 4.50%.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments as of September 30, 2024 and December 31, 2023:

(Thousands)	Location on Condensed Consolidated Balance Sheets	September 30, 2024	December 31, 2023
Interest rate caps	Derivative asset	$231	$—

The following table presents the effects of the Company’s derivative financial instrument on the Condensed Consolidated Statements of Income (Loss) for the periods presented:

(Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Caps)	2024	2023	2024	2023
Amount of loss recognized on derivative in Other Comprehensive Loss	$(834)	$—	$(661)	$—
Amounts reclassified from Accumulated Other Comprehensive Loss into Interest Expense	$122	$—	$159	$—
Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Income (Loss)	$131,007	$120,691	$381,693	$389,243

The company estimates that an additional $0.9 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense over the next twelve months.

Exchangeable Notes Hedge Transactions

On June 25, 2019, concurrently with the pricing of the 4.00% Exchangeable Notes due June 15, 2024 (the "Exchangeable Notes"), and on June 27, 2019, concurrently with the exercise by the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”) of their option to purchase additional Exchangeable Notes, Uniti Fiber Holdings Inc., the issuer of the Exchangeable Notes, entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers or their respective affiliates (collectively, the “Counterparties”). The Note Hedge Transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and were exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions had an initial strike price that corresponded to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes. The Note Hedge Transactions expired on June 15, 2024, upon the maturity and repayment of the Exchangeable Notes (see Note 10).

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

Capped Call Transactions
On December 7, 2022, in connection with the pricing of the 7.50% Convertible Notes due December 1, 2027 (the "Convertible 2027 Notes"), the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at a cost of $21.1 million. The Capped Calls cover the same number of shares of the Company’s common stock that initially underlie the Convertible 2027 Notes in the aggregate. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the Convertible 2027 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Convertible 2027 Notes its common stock price exceeds the conversion price of the Convertible 2027 Notes. The cap price of the Capped Calls will initially be $10.63 per share of common stock, which represents a premium of 75% over the last reported sale price of the Company’s common stock of $6.075 per share on December 7, 2022 and is subject to customary anti-dilution adjustments substantially similar to those applicable to the Convertible 2027 Notes. The Company used approximately $21.1 million of the net proceeds from the offering of the Convertible 2027 Notes to pay for the cost of the Capped Calls. The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.

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
Note 9. Goodwill and Intangible Assets and Liabilities
Changes in the carrying amount of goodwill occurring during the nine months ended September 30, 2024 are as follows:

(Thousands)	Uniti Fiber	Total
Goodwill at December 31, 2023	$672,878	$672,878
Accumulated impairment charges as of December 31, 2023	(515,498)	(515,498)
Balance at December 31, 2023	$157,380	$157,380

Goodwill at September 30, 2024	$672,878	$672,878
Accumulated impairment charges as of September 30, 2024	(515,498)	(515,498)
Balance at September 30, 2024	$157,380	$157,380
In accordance with ASC 350-20, Intangibles-Goodwill and Other ("ASC 350-20"), we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). During the three months ended September 30, 2023, the Company identified a Triggering Event and, therefore, performed a qualitative and quantitative goodwill impairment test. The Triggering Event was a result of macroeconomic and financial market factors, specifically increased interest rates, impacting our discount rate. As a result of this interim assessment of goodwill, we concluded that the fair value of the Uniti Fiber segment, estimated using a combination of the income approach and market approach, was less than its carrying amount. Accordingly, we recorded a $204.0 million ($151.9 million net of tax) goodwill impairment charge in the Uniti Fiber segment during the three months ended September 30, 2023 (as restated).

Carrying value of intangible assets and liabilities at September 30, 2024 and December 31, 2023 are as follows:

(Thousands)	September 30, 2024		December 31, 2023
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(168,630)	$416,104	$(151,542)
Contracts	52,536	(26,268)	52,536	(21,343)
Underlying Rights	10,497	(1,400)	10,497	(1,137)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(196,298)		(174,022)
Total intangible assets, net	$282,839		$305,115

Finite life intangible liabilities:
Below-market leases	$191,154	$(42,777)	$191,154	$(34,757)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(42,777)		(34,757)
Total intangible liabilities, net	$148,377		$156,397
As of September 30, 2024, the remaining weighted average amortization period of the Company’s intangible assets was 13.4 years, 4 years, and 26 years for customer lists, contracts, and underlying rights, respectively. As of September 30, 2024, the total remaining weighted average amortization period for total intangible assets was 13 years.
Amortization expense for the three and nine months ended September 30, 2024 was $7.4 million and $22.3 million, respectively. Amortization expense for the three and nine months ended September 30, 2023 was $7.4 million and $22.3 million, respectively. Amortization expense is estimated to be $29.7 million for the full year of 2024, $29.7 million in 2025, $29.7 million in 2026, $29.7 million in 2027, and $28.1 million for 2028.
We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three and nine months ended September 30, 2024 was $2.7 million and $8.0 million, respectively. Revenue related to the amortization of the below-market leases for the three and nine months ended September 30, 2023 was $2.7 million and $8.0 million, respectively. As of September 30, 2024, the remaining weighted average amortization period of the Company’s intangible liabilities was 15.4 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2024, $10.7 million in 2025, $10.7 million in 2026, $10.7 million in 2027, and $10.2 million in 2028.
Note 10. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.
Notes and other debt are as follows:

(Thousands)	September 30, 2024	December 31, 2023
Principal amount	$5,866,500	$5,617,442
Less unamortized discount, premium and debt issuance costs	(83,867)	(93,863)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,782,633	$5,523,579

Notes and other debt at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024		December 31, 2023
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 10.50% due February 15, 2028 (discount is based on imputed interest rate of 10.99%)	$2,900,000	$(40,006)	$2,600,000	$(48,290)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(5,345)	570,000	(6,360)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(13,783)	1,110,000	(15,761)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(8,335)	700,000	(9,307)
Exchangeable senior notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	—	—	122,942	(427)
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(6,742)	306,500	(8,092)
ABS Loan Facility, variable rate, due September 1, 2025 (discount is based on imputed interest rate of 10.33%)	275,000	(4,983)	—	—
Senior secured revolving credit facility, variable rate, due September 24, 2027 (discount is based on imputed interest rate of 11.16%)	5,000	(4,673)	208,000	(5,625)
Total	$5,866,500	$(83,867)	$5,617,442	$(93,863)

At September 30, 2024, notes and other debt included the following: (i) $5.0 million balance under the Revolving Credit Facility (as defined below) pursuant to that certain credit agreement, dated as of April 24, 2015, by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein, as amended (the “Credit Agreement”); (ii) $275.0 million under the bridge loan and security agreement (the "ABS Loan Agreement"), a multi-draw term loan facility dated February 23, 2024, entered into by and among Uniti Fiber Bridge Borrower LLC (the “ABS Bridge Borrower”), Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (together, the “ABS Bridge Loan Parties”), each an indirect subsidiary of the Company, Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders identified therein; (iii) $2.9 billion aggregate principal amount of 10.50% Senior Secured Notes due February 15, 2028 (the “February 2028 Secured Notes”); (iv) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”); (v) $1.1 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (vi) $700.0 million aggregate principal amount of 6.00% Senior Notes due January 15, 2030 (the “2030 Notes”); and (vii) $306.5 million aggregate principal amount of Convertible 2027 Notes and, together with the February 2028 Secured Notes, April 2028 Secured Notes, 2029 Notes, and the 2030 Notes, the "Notes". The terms of the Notes are as described in the Company’s Annual Report.
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
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of September 30, 2024, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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
Mandatory Exchange of Additional February 2028 Secured Notes
As previously disclosed, on May 17, 2024, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”) completed a private offering of $300.0 million aggregate principal amount of February 2028 Secured Notes (the "Additional February 2028 Secured Notes"). In accordance with the terms of the indenture governing the Additional February 2028 Secured Notes, following the receipt of regulatory approval to enable certain subsidiaries of the Operating Partnership to guarantee the Additional February 2028 Secured Notes, the Issuers caused the Additional February 2028 Notes to be mandatorily exchanged for February 2028 Secured Notes issued as “additional notes” under the Indenture dated as of February 14, 2023, as amended and supplemented among the Issuers, the guarantors party thereto and the trustee and collateral agent party thereto (the “2023 Indenture”). The mandatory exchange occurred on November 1, 2024, and the additional notes comprise part of the same series as the February 2028 Secured Notes issued under the 2023 Indenture and have the same CUSIP numbers as, and are fungible with, the February 2028 Secured Notes issued under the 2023 Indenture.
February 2028 Secured Notes
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

Amounts outstanding under the ABS Loan Facility bear interest at a floating rate equal to, at the Company’s option, either (i) the one-month or three-month SOFR, plus a spread of 3.75% per annum or (ii) Base Rate (as defined in the ABS Loan Agreement), plus a spread of 2.75% per annum; provided that the spread will automatically increase to (a) 4.50% per annum in the case of loans bearing interest based on SOFR and 3.50% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 12 months following the ABS Loan Closing Date and (b) 5.25% per annum in the case of loans bearing interest based on SOFR and 4.25% per annum in the case of loans bearing interest based on Base Rate, in each case to the extent outstanding on and after the date that is 15 months following the ABS Loan Closing Date. The Company capped SOFR interest expense at 4.50% for the duration of the ABS Loan Facility pursuant to the ABS Loan Interest Rate Cap (see Note 8).

In connection with the ABS Loan Facility, the Company formed Uniti Fiber ABS Parent LLC, an indirect subsidiary of the Company that qualifies as a bankruptcy-remote special purpose entity (“ABS Parent”) and directed the formation of the ABS Bridge Loan Parties, which are direct or indirect wholly-owned subsidiaries of ABS Parent. Each of the ABS Bridge Loan Parties is a special purpose, bankruptcy-remote, indirect subsidiary of the Company. The ABS Loan Facility is secured by equity in the ABS Bridge Borrower and substantially all of the assets of the ABS Bridge Loan Parties (subject to certain customary limited exceptions) and is non-recourse to the Company. Each of the ABS Bridge Loan Parties and ABS Parent was designated as an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. The assets of the ABS Bridge Loan Parties will only be available for payment of the obligations arising under the ABS Loan Agreement and will not be available to pay any obligations or claims of the Company’s other creditors.

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

For the three and nine months ended September 30, 2024, we recognized $6.3 million and $17.4 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and nine months ended September 30, 2023, we recognized $4.4 million and $13.6 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.
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
The dilutive effect of the Exchangeable Notes, which were repaid on June 15, 2024 (see Note 10), and the Convertible 2027 Notes is calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the Warrants (see Note 8) is calculated using the treasury-stock method. During the three and nine months ended September 30, 2024 and 2023, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.
The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2024	2023	2024	2023
		(as restated)		(as restated)
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$12,229	$(118,843)	$71,836	$(112,419)
Less: Income allocated to participating securities	(334)	(321)	(1,493)	(890)
Dividends declared on convertible preferred stock	(5)	(5)	(15)	(15)
Net income (loss) attributable to common shares	$11,890	$(119,169)	$70,328	$(113,324)
Denominator:
Basic weighted-average common shares outstanding	237,480	236,533	237,242	236,352
Basic income (loss) earnings per common share	$0.05	$(0.50)	$0.30	$(0.48)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per share data)	2024	2023	2024	2023
		(as restated)		(as restated)
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$12,229	$(118,843)	$71,836	$(112,419)
Less: Income allocated to participating securities	(334)	(321)	(1,493)	(890)
Dividends declared on convertible preferred stock	(5)	(5)	(15)	(15)
Impact on if-converted dilutive securities	—	—	—	—
Net income (loss) attributable to common shares	$11,890	$(119,169)	$70,328	$(113,324)
Denominator:
Basic weighted-average common shares outstanding	237,480	236,533	237,242	236,352
Effect of dilutive non-participating securities	—	—	—	—
Impact on if-converted dilutive securities	—	—	—	—
Weighted-average shares for dilutive earnings per common share	237,480	236,533	237,242	236,352
Dilutive earnings (loss) per common share	$0.05	$(0.50)	$0.30	$(0.48)
For the three and nine months ended September 30, 2024, 1,412,563 non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met. For the three and nine months ended September 30, 2024, we excluded 42,043,892 and 50,032,050 potential common shares related to the Exchangeable Notes and the Convertible 2027 Notes, respectively, from the computation of earnings per share, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, 1,053,189 non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met. For the three and nine months ended September 30, 2023, we excluded 53,427,833 and 53,836,845 potential common shares related to the Exchangeable Notes and the Convertible 2027 Notes, respectively, from the computation of earnings per share, as their effect would have been anti-dilutive.

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
Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, goodwill impairment charges, severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

Selected financial data related to our segments is presented below for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$222,922	$69,325	$—	$292,247

Adjusted EBITDA	$215,188	$25,557	$(5,421)	$235,324
Less:
Interest expense				131,007
Depreciation and amortization	45,281	34,031	13	79,325
Transaction related and other costs				14,404
Other, net				918
Stock-based compensation				3,375
Income tax benefit				(5,935)
Net income				$12,230

	Three Months Ended September 30, 2023
	(as restated)
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$214,588	$76,067	$—	$290,655

Adjusted EBITDA	$208,561	$29,857	$(5,408)	$233,010
Less:
Interest expense				120,691
Depreciation and amortization	44,754	32,570	13	77,337
Transaction related and other costs				1,441
Gain on sale of real estate				(1,424)
Goodwill impairment				203,998
Other, net				2,091
Stock-based compensation				3,148
Income tax benefit				(56,130)
Adjustments for equity in earnings from unconsolidated entities				754
Net loss				$(118,896)

	Nine Months Ended September 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$658,829	$214,783	$—	$873,612

Adjusted EBITDA	$636,718	$80,486	$(16,593)	$700,611
Less:
Interest expense				381,693
Depreciation and amortization	134,874	99,948	40	234,862
Transaction related and other costs				31,068
Gain on sale of real estate				(18,999)
Other, net				3,877
Stock-based compensation				10,120
Income tax benefit				(13,869)
Net income				$71,859

	Nine Months Ended September 30, 2023
	(as restated)
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$637,849	$226,326	$—	$864,175

Adjusted EBITDA	$620,079	$88,712	$(16,413)	$692,378
Less:
Interest expense				389,243
Depreciation and amortization	133,617	97,719	43	231,379
Transaction related and other costs				9,805
Gain on sale of real estate				(1,424)
Goodwill impairment				203,998
Other, net				23,073
Stock-based compensation				9,408
Income tax benefit				(62,899)
Adjustments for equity in earnings from unconsolidated entities				2,264
Net loss				$(112,469)

Note 13. Commitments and Contingencies
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Windstream Commitments
Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). As of September 30, 2024, the Company has made payments totaling $386.9 million.
Further, beginning in October 2020, we became obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2023, and are limited to $225 million per year in 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year. During the nine months ended September 30, 2024, Uniti reimbursed $230.8 million of Growth Capital Improvements, of which $104.6 million represented the reimbursement of capital improvements completed in 2023 that were previously classified as tenant funded capital improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.0 billion of Growth Capital Improvements.
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

Note 14. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component is as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
Cash flow hedge:
Balance at beginning of period attributable to shareholders	$136	$—	$—	$—
Change in fair value of derivative asset	(834)	—	(661)	—
Amounts reclassified from accumulated other comprehensive income	(122)	—	(159)	—
Balance at end of period	(820)	—	(820)	—
Less: Other comprehensive income attributable to noncontrolling interest	0	—	0	—
Balance at end of period attributable to shareholders	(820)	—	(820)	—
Accumulated other comprehensive loss at end of period	$(820)	$—	$(820)	$—

Note 15. Capital Stock

The limited partnership interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. No OP Units held by third parties were exchanged during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company exchanged 68,384 OP Units held by third parties, of which 53,662 OP Units were exchanged for an equal number of shares of our common stock and 14,722 OP Units were purchased for cash consideration of $0.1 million, representing approximately 65% of the OP Units held by third parties with a carrying value of $1.3 million as of the exchange dates.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and nine months ended September 30, 2024. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024, as amended by Amendment No. 1 and Amendment No. 2 thereto filed on Form 10-K/A with the SEC on March 26, 2024 and March 27, 2024, respectively (the “Annual Report”).
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
The Company operates through a customary "up-REIT" structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of September 30, 2024, we are the sole general partner of the Operating Partnership and own approximately 99.98% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
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
We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, goodwill impairment charges, severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 12 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q.
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

Upon consummation of the Merger, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain growth capital improvements, will remain in place. All Windstream debt obligations would remain obligations of Windstream and our debt obligations would remain as ours, with no cross-guarantees or credit support between the Company and Windstream. For a description of the Windstream Leases and the settlement agreement with Windstream, refer to “Liquidity and Capital Resources—Windstream Leases” within Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. In September and October 2024, Windstream undertook a series of transactions through which it amended the terms of its outstanding debt to, among other things, allow for the consolidation of Uniti's and Windstream's debt following the completion of the Merger into a single silo under a common parent entity (the "Post-Closing Reorganization"). As a result, following the completion of the Merger, Uniti may, but is not required to, consummate the Post-Closing Reorganization. If the Post-Closing Reorganization

is completed, certain existing agreements and arrangements presently in effect between Uniti and Windstream, including the Windstream Leases and the settlement agreement described above, could be (but are not required to be) terminated. In addition, if the Post-Closing Reorganization is completed, each obligor under Uniti's outstanding debt (other than the ABS Loan Facility) would become an obligor under Windstream's outstanding debt, and each obligor under Windstream's outstanding debt would become an obligor under Uniti's outstanding debt (other than the ABS Loan Facility).

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

Results of Operations
Comparison of the three months ended September 30, 2024 and 2023
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
			(as restated)
Revenues:
Revenue from rentals
Uniti Leasing	$221,123	75.6%	$212,720	73.3%
Uniti Fiber	12,762	4.4%	16,913	5.8%
Total revenue from rentals	233,885	80.0%	229,633	79.1%
Service revenues
Uniti Leasing	1,799	0.6%	1,868	0.6%
Uniti Fiber	56,563	19.4%	59,154	20.3%
Total service revenues	58,362	20.0%	61,022	20.9%
Total revenues	292,247	100.0%	290,655	100.0%
Costs and Expenses:
Interest expense, net	131,007	44.8%	120,691	41.5%
Depreciation and amortization	79,325	27.2%	77,337	26.6%
General and administrative expense	26,697	9.1%	25,481	8.8%
Operating expense (exclusive of depreciation and amortization)	34,519	11.8%	37,392	12.9%
Transaction related and other costs	14,404	4.9%	1,441	0.5%
Gain on sale of real estate	—	0.0%	(1,424)	(0.5%)
Goodwill impairment	—	0.0%	203,998	70.2%
Other expense (income), net	—	0.0%	1,435	0.5%
Total costs and expenses	285,952	97.8%	466,351	160.5%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	6,295	2.2%	(175,696)	(60.5%)
Income tax benefit	(5,935)	(2.0%)	(56,130)	(19.3%)
Equity in earnings from unconsolidated entities	—	—%	(670)	(0.2%)
Net income (loss)	12,230	4.2%	(118,896)	(41.0%)
Net income (loss) attributable to noncontrolling interests	1	0.0%	(53)	(0.0%)
Net income (loss) attributable to shareholders	12,229	4.2%	(118,843)	(40.9%)
Participating securities' share in earnings	(334)	(0.1%)	(321)	(0.1%)
Dividends declared on convertible preferred stock	(5)	(0.0%)	(5)	(0.0%)
Net income (loss) attributable to common shareholders	$11,890	4.1%	$(119,169)	(41.0%)

The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$222,922	$69,325	$—	$292,247

Adjusted EBITDA	$215,188	$25,557	$(5,421)	$235,324
Less:
Interest expense				131,007
Depreciation and amortization	45,281	34,031	13	79,325
Transaction related and other costs				14,404
Other, net				918
Stock-based compensation				3,375
Income tax benefit				(5,935)
Net income				$12,230

	Three Months Ended September 30, 2023
	(as restated)
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$214,588	$76,067	$—	$290,655

Adjusted EBITDA	$208,561	$29,857	$(5,408)	$233,010
Less:
Interest expense				120,691
Depreciation and amortization	44,754	32,570	13	77,337
Transaction related and other costs				1,441
Gain on sale of real estate				(1,424)
Goodwill impairment				203,998
Other, net				2,091
Stock-based compensation				3,148
Income tax benefit				(56,130)
Adjustments for equity in earnings from unconsolidated entities				754
Net loss				$(118,896)

Summary of Operating Metrics

	Operating Metrics
	September 30,
	2024	2023	% Increase / (Decrease)
Operating metrics:
Uniti Leasing:
Fiber strand miles	5,650,000	5,460,000	3.5%
Copper strand miles	231,000	230,000	0.4%
Uniti Fiber:
Fiber strand miles	3,040,000	2,940,000	3.4%
Customer connections	29,415	28,257	4.1%
Revenues

	Three Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
			(as restated)
Revenues:
Uniti Leasing	$222,922	76.3%	$214,588	73.8%
Uniti Fiber	69,325	23.7%	76,067	26.2%
Total revenues	$292,247	100.0%	$290,655	100.0%
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
			(as restated)
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$169,180	75.9%	$168,338	78.5%
GCI revenue	14,613	6.6%	8,450	3.9%
Total cash revenue	183,793	82.5%	176,788	82.4%
Non-cash revenue
TCI revenue	12,791	5.7%	11,707	5.4%
GCI revenue	3,136	1.4%	4,436	2.1%
Other straight-line revenue	558	0.2%	1,401	0.7%
Total non-cash revenue	16,485	7.3%	17,544	8.2%
Total Windstream revenue	200,278	89.8%	194,332	90.6%
Other services	22,644	10.2%	20,256	9.4%
Total Uniti Leasing revenues	$222,922	100.0%	$214,588	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream. Windstream invested $69.6 million in TCIs during the quarter ended September 30, 2024. The total amount invested in TCIs by Windstream since the inception of the Windstream Leases (including the Master Lease) was $1.3 billion as of September 30, 2024 and $1.1 billion as of September 30, 2023.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the three months ended September 30, 2024, Uniti reimbursed $34.2 million of Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.0 billion of Growth Capital Improvements.
We recognized $22.6 million and $20.3 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use (“IRU”) arrangements for the three months ended September 30, 2024 and 2023, respectively. The increase is primarily driven by revenues from new customer arrangements.
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
Uniti Fiber – Uniti Fiber revenues for the three months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
			(as restated)
Uniti Fiber revenues:
Lit backhaul services	$17,938	25.9%	$18,246	24.0%
Enterprise and wholesale	26,381	38.1%	24,211	31.9%
E-Rate and government	11,327	16.3%	15,911	20.9%
Dark fiber and small cells	12,762	18.4%	16,913	22.2%
Other services	917	1.3%	786	1.0%
Total Uniti Fiber revenues	$69,325	100.0%	$76,067	100.0%

For the three months ended September 30, 2024, Uniti Fiber revenues totaled $69.3 million as compared to $76.1 million for the three months ended September 30, 2023. Uniti Fiber revenues decreased $6.7 million, primarily attributable to a $4.6 million decrease in E-rate and government, driven primarily by non-recurring equipment and installation sales, and a $4.2 million decrease in dark fiber and small cells, driven primarily by one-time cancellation revenues, partially offset by a $2.2 million increase in enterprise and wholesale, driven primarily by increased customer connections.

Interest Expense, net

	Three Months Ended September 30,
(Thousands)	2024	2023	Increase / (Decrease)
		(as restated)
Interest expense, net:
Cash:
Senior secured notes	$84,411	$75,019	$9,392
Senior unsecured notes	34,284	35,514	(1,230)
Senior secured revolving credit facility - variable rate	676	3,510	(2,834)
ABS Loan Facility	5,672	—	5,672
Interest rate cap	(19)	—	(19)
Other	(972)	49	(1,021)
Total cash interest	124,052	114,092	9,960
Non-cash:
Amortization of deferred financing costs and debt discount	5,824	4,520	1,304
Accretion of settlement payable	1,421	2,497	(1,076)
Interest rate cap	429	—	429
Capitalized interest	(719)	(418)	(301)
Total non-cash interest	6,955	6,599	356
Total interest expense, net	$131,007	$120,691	$10,316
Interest expense for the three months ended September 30, 2024 increased $10.3 million compared to the three months ended September 30, 2023. The increase is primarily attributable to an increase in cash interest of $10.0 million driven by the Additional February 2028 Secured Notes issued on May 17, 2024 and the March 1, 2024 initial drawing of $275 million on the ABS Loan Facility.
Depreciation and Amortization Expense

	Three Months Ended September 30,
(Thousands)	2024	2023	Increase / (Decrease)
		(as restated)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$43,552	$43,026	$526
Uniti Fiber	28,335	26,872	1,463
Corporate	13	13	—
Total depreciation expense	71,900	69,911	1,989
Amortization expense
Uniti Leasing	1,729	1,728	1
Uniti Fiber	5,696	5,698	(2)
Total amortization expense	7,425	7,426	(1)
Total depreciation and amortization expense	$79,325	$77,337	$1,988
Uniti Leasing – Uniti Leasing depreciation expense increased $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to asset additions since September 30, 2023, offset by the decrease associated with the CableSouth network sale in the first quarter of 2024.

Uniti Fiber – Uniti Fiber depreciation expense increased $1.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to asset additions since September 30, 2023.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
			(as restated)
General and administrative expense by segment:
Uniti Leasing	$2,972	1.0%	$2,668	1.0%
Uniti Fiber	16,313	5.6%	15,590	5.4%
Corporate	7,412	2.5%	7,223	2.4%
Total general and administrative expenses	$26,697	9.1%	$25,481	8.8%
Uniti Leasing – Uniti Leasing general and administrative expense increased $0.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to an increase in personnel expenses.
Uniti Fiber – Uniti Fiber general and administrative expense increased $0.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to an increase in personnel and insurance expenses.
Corporate – Corporate general and administrative expense increased $0.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to an increase in personnel expenses of $0.7 million, partially offset by a decrease in insurance expense of $0.5 million.
Operating Expense
Operating expenses consist of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Three Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
			(as restated)
Operating expense by segment:
Uniti Leasing	$6,096	2.1%	$6,070	2.1%
Uniti Fiber	28,423	9.7%	31,322	10.8%
Total operating expenses	$34,519	11.8%	$37,392	12.9%
Uniti Leasing – Uniti Leasing operating expense remained consistent for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.
Uniti Fiber – Uniti Fiber operating expense decreased $2.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily attributable to a decrease in non-recurring installation and equipment expense of $3.4 million and off network expense of $0.5 million, partially offset by an increase in personnel expenses of $0.9 million.

Goodwill Impairment
During the third quarter of 2023, as a result of macroeconomic and financial market factors, specifically, increased interest rates impacting our discount rate, we concluded that it was more likely than not that the fair value of the Uniti Fiber segment, estimated using a combination of the income approach and market approach, was less that its carrying amount. Accordingly, we recorded a $204.0 million ($151.9 million net of tax) goodwill impairment in the Uniti Fiber segment during the nine months ended September 30, 2023. We recorded no impairment during the three months ended September 30, 2024. See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.
Transaction Related and Other Costs
Transaction related and other costs include incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the three months ended September 30, 2024, we incurred $14.4 million of transaction related and other costs, compared to $1.4 million of such costs during the three months ended September 30, 2023. The increase is primarily attributable to costs associated with the Merger.
Income Tax Benefit
The income tax benefit recorded for the three months ended September 30, 2024 and 2023, respectively, is related to the tax impact of the following:

	Three Months Ended September 30,
(Thousands)	2024	2023
		(as restated)
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(6,321)	$(56,522)
REIT state and local taxes	386	392
Total income tax benefit	$(5,935)	$(56,130)
Comparison of the nine months ended September 30, 2024 and 2023
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Nine Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
			(as restated)
Revenues:
Revenue from rentals
Uniti Leasing	$653,756	74.8%	$632,707	73.2%
Uniti Fiber	37,588	4.3%	52,750	6.1%
Total revenue from rentals	691,344	79.1%	685,457	79.3%
Service revenues
Uniti Leasing	5,073	0.6%	5,142	0.6%
Uniti Fiber	177,195	20.3%	173,576	20.1%
Total service revenues	182,268	20.9%	178,718	20.7%
Total revenues	873,612	100.0%	864,175	100.0%
Costs and Expenses:
Interest expense, net	381,693	43.7%	389,243	45.0%
Depreciation and amortization	234,862	26.9%	231,379	26.8%
General and administrative expense	80,546	9.2%	77,331	9.0%
Operating expense (exclusive of depreciation and amortization)	106,753	12.2%	109,878	12.7%
Transaction related and other costs	31,068	3.6%	9,805	1.1%
Goodwill impairment	—	—%	203,998	23.6%
Gain on sale of real estate	(18,999)	(2.2%)	(1,424)	(0.2%)
Other expense (income), net	(301)	—%	21,323	2.5%
Total costs and expenses	815,622	93.4%	1,041,533	120.5%
Income (loss) before income taxes and equity in earnings from unconsolidated entities	57,990	6.6%	(177,358)	(20.5%)
Income tax benefit	(13,869)	(1.6%)	(62,899)	(7.3%)
Equity in earnings from unconsolidated entities	—	—%	(1,990)	(0.2%)
Net income (loss)	71,859	8.2%	(112,469)	(13.0%)
Net income (loss) attributable to noncontrolling interests	23	0.0%	(50)	0.0%
Net income (loss) attributable to shareholders	71,836	8.2%	(112,419)	(13.0%)
Participating securities' share in earnings	(1,493)	(0.2%)	(890)	(0.1%)
Dividends declared on convertible preferred stock	(15)	0.0%	(15)	—%
Net income (loss) attributable to common shareholders	$70,328	8.1%	$(113,324)	(13.1%)
The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$658,829	$214,783	$—	$873,612

Adjusted EBITDA	$636,718	$80,486	$(16,593)	$700,611
Less:
Interest expense				381,693
Depreciation and amortization	134,874	99,948	40	234,862
Transaction related and other costs				31,068
Gain on sale of real estate				(18,999)
Other, net				3,877
Stock-based compensation				10,120
Income tax benefit				(13,869)
Net income				$71,859

	Nine Months Ended September 30, 2023
	(as restated)
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$637,849	$226,326	$—	$864,175

Adjusted EBITDA	$620,079	$88,712	$(16,413)	$692,378
Less:
Interest expense				389,243
Depreciation and amortization	133,617	97,719	43	231,379
Transaction related and other costs				9,805
Goodwill impairment				203,998
Gain on sale of real estate				(1,424)
Other, net				23,073
Stock-based compensation				9,408
Income tax benefit				(62,899)
Adjustments for equity in earnings from unconsolidated entities				2,264
Net loss				$(112,469)
Revenues

	Nine Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
			(as restated)
Revenues:
Uniti Leasing	$658,829	75.4%	$637,849	73.8%
Uniti Fiber	214,783	24.6%	226,326	26.2%
Total revenues	$873,612	100.0%	$864,175	100.0%

Uniti Leasing – Uniti Leasing revenues for the nine months ended September 30, 2024 and 2023 consisted of the following:

	Nine Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
			(as restated)
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$506,417	76.9%	$503,897	79.0%
GCI revenue	38,888	5.9%	22,128	3.5%
Total cash revenue	545,305	82.8%	526,025	82.5%
Non-cash revenue
TCI revenue	37,248	5.7%	34,628	5.4%
GCI revenue	10,643	1.6%	12,245	1.9%
Other straight-line revenue	2,796	0.4%	5,323	0.9%
Total non-cash revenue	50,687	7.7%	52,196	8.2%
Total Windstream revenue	595,992	90.5%	578,221	90.7%
Other services	62,837	9.5%	59,628	9.3%
Total Uniti Leasing revenues	$658,829	100.0%	$637,849	100.0%
The increase in TCI revenue is attributable to continued investment by Windstream.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the nine months ended September 30, 2024, Uniti reimbursed $230.8 million of Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.0 billion of Growth Capital Improvements.
We recognized $62.8 million and $59.6 million of revenues from non-Windstream triple-net leasing, dark fiber IRU arrangements, and other services for the nine months ended September 30, 2024 and 2023, respectively. The increase is primarily attributable to revenues from new customer arrangements.
Uniti Fiber – Uniti Fiber revenues for the nine months ended September 30, 2024 and 2023 consisted of the following:

	Nine Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
			(as restated)
Uniti Fiber revenues:
Lit backhaul services	$58,305	27.2%	$57,221	25.3%
Enterprise and wholesale	77,601	36.1%	70,144	31.0%
E-Rate and government	38,645	18.0%	43,947	19.4%
Dark fiber and small cells	37,588	17.5%	52,750	23.3%
Other services	2,644	1.2%	2,264	1.0%
Total Uniti Fiber revenues	$214,783	100.0%	$226,326	100.0%

For the nine months ended September 30, 2024, Uniti Fiber revenues totaled $214.8 million as compared to $226.3 million for the nine months ended September 30, 2023. Uniti Fiber revenues decreased by $11.5 million, primarily attributable to a $15.2 million decrease in dark fiber and small cells, driven primarily by one-time cancellation revenues, and $5.3 million decrease in E-rate and government, driven primarily by non-recurring equipment and installation sales and net churn, partially offset by a $7.5 million increase in enterprise and wholesale, driven primarily by increased customer connections and internet services.

Interest Expense, net

	Nine Months Ended September 30,
(Thousands)	2024	2023	Increase / (Decrease)
		(as restated)
Interest expense, net:
Cash:
Senior secured notes	$238,210	$243,226	$(5,016)
Senior unsecured notes	105,143	106,674	(1,531)
Senior secured revolving credit facility - variable rate	6,560	8,143	(1,583)
ABS Loan Facility	13,234	—	13,234
Interest rate cap	1	—	1
Other	(2,277)	758	(3,035)
Total cash interest	360,871	358,801	2,070
Non-cash:
Amortization of deferred financing costs and debt discount	16,774	13,974	2,800
Write off of deferred financing costs and debt discount	—	10,412	(10,412)
Accretion of settlement payable	5,080	8,273	(3,193)
Gain on extinguishment of debt	—	(1,269)	1,269
Interest rate cap	1,149	—	1,149
Capitalized interest	(2,181)	(948)	(1,233)
Total non-cash interest	20,822	30,442	(9,620)
Total interest expense, net	$381,693	$389,243	$(7,550)

Interest expense for the nine months ended September 30, 2024 decreased $7.6 million compared to the nine months ended September 30, 2023. The decrease is primarily attributable to a loss on extinguishment of debt of $32.3 million recognized in the first quarter of 2023 related to the 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), which included $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium, and a reduction in the accretion expense on the settlement payable of $3.2 million, partially offset by an increase in cash interest on our senior secured notes and the ABS Loan Facility of $30.3 million.
Depreciation and Amortization Expense

	Nine Months Ended September 30,
(Thousands)	2024	2023	Increase / (Decrease)
		(as restated)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$129,686	$128,430	$1,256
Uniti Fiber	82,859	80,601	2,258
Corporate	40	43	(3)
Total depreciation expense	212,585	209,074	3,511
Amortization expense
Uniti Leasing	5,188	5,187	1
Uniti Fiber	17,089	17,118	(29)
Total amortization expense	22,277	22,305	(28)
Total depreciation and amortization expense	$234,862	$231,379	$3,483

Uniti Leasing – Uniti Leasing depreciation expense increased $1.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily attributable to asset additions since September 30, 2023, partially offset by the decrease associated with the CableSouth network sale in the first quarter of 2024.
Uniti Fiber – Uniti Fiber depreciation expense increased $2.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily attributable to asset additions since September 30, 2023.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Nine Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
			(as restated)
General and administrative expense by segment:
Uniti Leasing	$8,903	1.0%	$8,713	1.0%
Uniti Fiber	48,624	5.6%	46,692	5.4%
Corporate	23,019	2.6%	21,926	2.5%
Total general and administrative expenses	$80,546	9.2%	$77,331	8.9%
Uniti Leasing – Uniti Leasing general and administrative expense increased $0.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily attributable to an increase in personnel expenses.
Uniti Fiber – Uniti Fiber general and administrative expense increased $1.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which is primarily attributable to increases in personnel and insurance expenses.
Corporate – Corporate general and administrative expense increased $1.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which is primarily attributable to an increase in professional and legal fees of $2.0 million, partially offset by a decrease in insurance expenses of $1.0 million.
Operating Expense
Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Nine Months Ended September 30,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
			(as restated)
Operating expense by segment:
Uniti Leasing	$17,823	2.0%	$17,113	2.0%
Uniti Fiber	88,930	10.2%	92,765	10.7%
Total operating expenses	$106,753	12.2%	$109,878	12.7%

Uniti Leasing – Uniti Leasing operating expense increased $0.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily attributable to increases in leased asset costs of $1.3 million, partially offset by a decrease in non-recurring operating expenses of $0.6 million.
Uniti Fiber – Uniti Fiber operating expenses decreased $3.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which is primarily attributable to decreases in off network expense of $2.5 million and non-recurring installation and equipment expense of $2.1 million, partially offset by an increase in personnel expense of $0.8 million.
Goodwill Impairment
During the third quarter of 2023, as a result of macroeconomic and financial market factors, specifically, increased interest rates impacting our discount rate, we concluded that it was more likely than not that the fair value of the Uniti Fiber segment, estimated using a combination of the income approach and market approach, was less that its carrying amount. Accordingly, we recorded a $204.0 million ($151.9 million net of tax) goodwill impairment in the Uniti Fiber segment during the nine months ended September 30, 2023. We recorded no impairment during the nine months ended September 30, 2024. See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.
Transaction Related and Other Costs
Transaction related and other costs during the nine months ended September 30, 2024 and 2023 included acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the nine months ended September 30, 2024, we incurred $31.1 million of transaction related and other costs, compared to $9.8 million of such costs during the nine months ended September 30, 2023. The increase relates primarily to costs associated with the Merger.
Other Expense (Income), net

Other expense (income), net changed $21.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, which included $20.6 million of costs related to the issuance of the February 2028 Secured Notes.

Income Tax Benefit
The income tax benefit recorded for the nine months ended September 30, 2024 and 2023, respectively, is related to the tax impact of the following:

	Nine Months Ended September 30,
(Thousands)	2024	2023
		(as restated)
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(15,071)	$(64,077)
REIT state and local taxes	1,157	1,151
Other	45	27
Total income tax benefit	$(13,869)	$(62,899)
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

The reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
		(as restated)		(as restated)
Net income (loss)	$12,230	$(118,896)	$71,859	$(112,469)
Depreciation and amortization	79,325	77,337	234,862	231,379
Interest expense, net	131,007	120,691	381,693	389,243
Income tax benefit	(5,935)	(56,130)	(13,869)	(62,899)
EBITDA	$216,627	$23,002	$674,545	$445,254
Stock based compensation	3,375	3,148	10,120	9,408
Transaction related and other costs	14,404	1,441	31,068	9,805
Goodwill impairment	—	203,998	—	203,998
Gain on sale of real estate	—	(1,424)	(18,999)	(1,424)
Other, net (1)	918	2,091	3,877	23,073
Adjustments for equity in earnings from unconsolidated entities	—	754	—	2,264
Adjusted EBITDA	$235,324	$233,010	$700,611	$692,378
(1) A reconciliation of Other expense (income), net as reported in our Condensed Consolidated Statements of Income (Loss) to Other, net is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
		(as restated)		(as restated)
Other expense (income), net	$—	$1,435	$(301)	$21,323
Amortization of non-cash rights-of-use assets (a)	851	759	2,521	2,277
Severance costs (b)	67	—	1,657	—
Insurance recovery (a)	—	(103)	—	(527)
Other, net	$918	$2,091	$3,877	$23,073
(a) Included within the Operating expense (exclusive of depreciation and amortization) line item in our Condensed Consolidated Statements of Income (Loss).
(b) Included within the General and administration expense line item in our Condensed Consolidated Statements of Income (Loss).

The reconciliation of our net income (loss) attributable to common shareholders to FFO and AFFO for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands)	2024	2023	2024	2023
		(as restated)		(as restated)
Net income (loss) attributable to common shareholders	$11,890	$(119,169)	$70,328	$(113,324)
Real estate depreciation and amortization	56,370	55,405	167,915	164,983
Gain on sale of real estate, net of tax	—	(1,424)	(18,951)	(1,424)
Participating securities share in earnings	334	321	1,493	890
Participating securities share in FFO	(1,871)	(321)	(4,166)	(1,298)
Real estate depreciation and amortization from unconsolidated entities	—	435	—	1,305
Adjustments for noncontrolling interests	(9)	(24)	(34)	(74)
FFO attributable to common shareholders	$66,714	$(64,777)	$216,585	$51,058
Transaction related and other costs	14,404	1,441	31,068	9,805
Amortization of deferred financing costs and debt discount	5,824	4,521	16,774	13,975
Write off of deferred financing costs and debt discount	—	—	—	10,412
Costs related to the early repayment of debt	—	—	—	51,997
Stock based compensation	3,375	3,148	10,120	9,408
Non-real estate depreciation and amortization	22,955	21,932	66,947	66,396
Goodwill impairment	—	203,998	—	203,998
Straight-line revenues and amortization of below-market lease intangibles	(7,320)	(9,579)	(24,358)	(28,795)
Maintenance capital expenditures	(1,891)	(1,594)	(5,889)	(5,338)
Other, net	(16,999)	(63,998)	(44,297)	(90,076)
Adjustments for equity in earnings from unconsolidated entities	—	320	—	960
Adjustments for noncontrolling interests	(3)	(72)	(11)	(109)
AFFO attributable to common shareholders	$87,059	$95,340	$266,939	$293,691
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and to fund the Merger Cash Consideration. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $386.9 million of the $490.1 million due to Windstream under the settlement agreement. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2022 and 2023, and are limited to $225 million per year in 2024; $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily from the Windstream Leases), available borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance 2019 Inc., the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein (the

"Credit Agreement"), and proceeds from the issuance of debt and equity securities. See “—Outlook” for additional information concerning our near-term and long-term liquidity requirements.
As of September 30, 2024, we had total cash and cash equivalents of $53.4 million, including $19.3 million of restricted cash and cash equivalents, approximately $495.0 million of borrowing availability under our revolving credit facility maturing on September 24, 2027 under the Credit Agreement (the “Revolving Credit Facility”), and up to $75.0 million of borrowing capacity under our ABS Loan Facility, subject to satisfying certain financial metrics and transferring certain additional assets into the facility as collateral, which we expect to occur within twelve months. Subsequent to September 30, 2024, there have been no material outlays of funds outside of our scheduled interest payments. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends. See “—Dividends.”

	Nine Months Ended September 30,
(Thousands)	2024	2023
		(as restated)
Cash flow from operating activities:
Net cash provided by operating activities	$181,080	$190,575
Cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $181.1 million and $190.6 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in net cash provided by operating activities during the nine months ended September 30, 2024 is primarily attributable to an increase in cash interest expense of $2.1 million and cash paid for the interest rate cap of $2.2 million, along with a decrease in distributions from unconsolidated entities of $3.0 million.

	Nine Months Ended September 30,
(Thousands)	2024	2023
		(as restated)
Cash flow from investing activities:
Capital expenditures	$(327,762)	$(368,264)
Proceeds from sale of other equipment	528	1,581
Proceeds from sale of real estate	40,039	1,530
Proceeds from sale of unconsolidated entity	40,000	—
Net cash used in investing activities	$(247,195)	$(365,153)
Net cash used in investing activities decreased $118.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by proceeds from the sale of our investment in BB Fiber Holdings LLC of $40.0 million, proceeds from the sale of the CableSouth network of $40.0 million, and a decrease in Uniti Fiber and Uniti Leasing capital expenditures of $37.9 million. Capital expenditures are primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets, as described below under “—Capital Expenditures.”

	Nine Months Ended September 30,
(Thousands)	2024	2023
		(as restated)
Cash flow from financing activities:
Repayment of debt	$(122,942)	$(2,263,662)
Proceeds from issuance of notes	309,000	2,600,000
Dividends paid	(108,445)	(107,395)
Payments of settlement payable	(73,516)	(73,516)
Borrowings under revolving credit facility	130,000	450,000
Payments under revolving credit facility	(333,000)	(367,000)
Proceeds from ABS Loan Facility	275,000	—
Finance lease payments	(2,020)	(1,601)
Payments for financing costs	(15,778)	(26,955)
Payment for settlement of common stock warrant	—	(56)
Termination of bond hedge option	—	59
Costs related to the early repayment of debt	—	(44,303)
Distributions paid to noncontrolling interests	(37)	(48)
Payment for noncontrolling interest	(92)	—
Employee stock purchase program	656	730
Payments related to tax withholding for stock-based compensation	(1,587)	(1,359)
Net cash provided by financing activities	$57,239	$164,894
Net cash provided by financing activities was $57.2 million for the nine months ended September 30, 2024, which was primarily related to the $309.0 million proceeds from issuance of the Additional February 2028 Secured Notes and $275.0 million of proceeds from the ABS Loan Facility, partially offset by $122.9 million repayment of debt, net payments under the Revolving Credit Facility of $203.0 million, dividend payments of $108.4 million, repayments of the settlement payable of $73.5 million, and payments for financing costs of $15.8 million. Net cash provided by financing activities was $164.9 million for the nine months ended September 30, 2023, which was primarily related to proceeds from issuance of the February 2028 Secured Notes of $2.6 billion, offset by repayment of the 2025 Secured Notes of $2.3 billion, net borrowings under the Revolving Credit Facility of $83.0 million, dividend payments of $107.4 million, repayments of the settlement payable of $73.5 million, costs related to the early repayment of the 2025 Secured Notes of $44.3 million, and payments for financing costs of $27.0 million.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made as of September 30, 2024.
UP-REIT Operating Partnership Units
Our UP-REIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our operating partnership, (commonly called “OP Units”). We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends. We would expect to eliminate this structure when we complete the Windstream combination.
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand, borrowings under our Revolving Credit Facility and ABS Loan Facility, and cash flows provided by operating activities. As of September 30, 2024, we had $495.0 million in borrowing availability under our Revolving Credit Facility. Additionally, we have up to $75.0 million in borrowing availability under our ABS Loan Facility, subject to satisfying certain financial metrics and transferring certain additional assets into the facility as collateral, which we expect will occur within twelve months. In addition, we anticipate our cash on hand and borrowing availability under the Revolving Credit Facility and ABS Loan Facility, combined with our cash flows provided by operating activities, will be sufficient to fund our business operations, reimbursement commitments for Growth Capital Improvements and obligations under the settlement agreement with Windstream, and debt service over the next twelve months. However, we may need to access the capital markets to generate additional funds to fund such expenditures. On a longer-term basis, the Company believes the same sources of liquidity and capital will be sufficient to satisfy these liquidity needs and anticipated capital expenditures, which we anticipate will be in line with historic amounts. See “Liquidity and Capital Resources” and “—Capital Expenditures” for additional information. A significant portion of the Company's indebtedness matures within the next four years, and the Company expects that it will need to refinance or repay its indebtedness at maturity by raising additional capital (which could include a combination of equity offerings and/or debt offerings) or instead seek to extend the applicable maturity dates of its indebtedness. We closely monitor the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-

looking and subject to several uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations. If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.
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
Capital Expenditures

	Nine Months Ended September 30, 2024
(Thousands)	Success Based	Maintenance	Non-Network	Total
Capital expenditures
Uniti Leasing	$13,949	$—	$—	$13,949
Growth capital improvements	230,815	—	—	230,815
Uniti Fiber	76,611	5,889	469	82,969
Corporate	—	—	29	29
Total capital expenditures	$321,375	$5,889	$498	$327,762
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
For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of September 30, 2024, there has been no material change to these estimates.
Recent Accounting Guidance
New accounting rules and disclosures can impact our reported results and comparability of our financial statements. See Note 3 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q.
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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
A description of legal proceedings can be found in Note 13 - Commitments and Contingencies to our Condensed Consolidated Financial Statements, included in Part I, Item 1 " Financial Statements" of this Quarterly Report on Form 10-Q, and is incorporated by reference into this Item 1.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	—	—	—	—
August 1, 2024 to August 31, 2024	1,029	$4.05	—	—
September 1, 2024 to September 30, 2024	—	—	—	—
Total	1,029	$4.05	—	—
(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
(a) None

(b) None

(c) During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

2.1#
Agreement and Plan of Merger, dated as of May 3, 2024, by and between Uniti Group Inc. and Windstream Holdings II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

2.2#
Amendment No. 1 to Agreement and Plan of Merger, dated July 17, 2024, by and between Uniti Group Inc. and Windstream Holdings II, LLC (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q dated and filed with the SEC as of August 1,2024 (File No. 001-36708))

4.1*
Second Supplemental Indenture, dated as of November 1, 2024, among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Deutsche Bank Company Americas, as trustee and collateral agent, relating to the 10.50% Senior Secured Notes due 2028.

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

UNITI GROUP INC.

Date:	November 8, 2024	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 8, 2024	/s/ Travis T. Black
Travis T. Black Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)