Form 10-K
period 2024-12-31
Uniti Group Inc.
filed 2025-02-21
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Global Select Market on June 30, 2024 was $694,529,639.
The number of shares of the Registrant’s common stock outstanding as of February 14, 2025 was 244,229,237.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have entered into with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”); our expectations regarding our potential Merger (as defined herein) with Windstream; the future prospects and financial health of Windstream; our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding the effect of tax-related legislation on our tax position; our expectations regarding filing an amendment to this Form 10-K to include Windstream’s audited financial statements as of and for the year ended December 31, 2024; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and our future liquidity needs and access to capital; our expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; our expectations regarding levels of capital expenditures; our expectations regarding the deductibility of goodwill for tax purposes; our expectations regarding the amortization of intangible assets; and our expectations regarding the payment of dividends.
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
As of December 31, 2024, Uniti and its subsidiaries own approximately 145,000 fiber network route miles, representing approximately 8.8 million fiber strand miles, approximately 231,000 route miles of copper cable lines, central office land and buildings across 44 states and beneficial rights to permits, pole agreements and easements. Refer to Part I, Item 2 “Properties” of this Annual Report on Form 10-K for a more detailed breakdown of our telecommunications properties.
For the year ended December 31, 2024, we had revenues of $1.2 billion, net income attributable to common shareholders of $91.3 million, FFO of $294.5 million and AFFO of $358.9 million. Both FFO and AFFO are non-GAAP financial measures, which we use to analyze our results. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K for definitions and additional information regarding these non-GAAP financial measures. We manage our operations in two reportable segments, Leasing and Fiber (which we refer to as Uniti Leasing and Uniti Fiber, respectively), which are described in more detail in Note 14 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data” in addition to our corporate operations.
Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Significant Business Developments,” of this Annual Report on Form 10-K for information regarding significant developments in our business in 2024.
Our Proposed Merger with Windstream

On May 3, 2024, Uniti entered into an Agreement and Plan of Merger, by and between Uniti and Windstream, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 17, 2024 (as it may be further amended and/or restated from time to time, the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement and following a pre-closing reorganization of Windstream, an affiliate of Windstream identified as “Merger Sub” in the Merger Agreement will merge with and into Uniti (the “Merger”), with Uniti surviving the Merger, with the result that both of Uniti and Windstream’s successor by merger will be indirect wholly owned subsidiaries of Windstream Parent, Inc., a Delaware corporation that is currently an indirect wholly owned subsidiary of Windstream (“New Uniti”). In connection with the Merger, Windstream Parent, Inc. will be renamed Uniti Group Inc. Following the Merger, the common stock of New Uniti ("New Uniti Common Stock") is expected to be listed on the Nasdaq Global Market under the proposed symbol “UNIT.” Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders and receipt of required regulatory approvals. We currently expect our Merger with Windstream to close in the second half of calendar year 2025.The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the terms and conditions of the Merger Agreement, a copy of which is incorporated by reference as Exhibits 2.3 and 2.4 to this Annual Report on Form 10-K.

New Uniti will operate under three business segments:

•Kinetic will leverage Uniti’s and Windstream’s fully-owned, combined 79,000 route mile fiber network to offer Windstream’s legacy residential and small business customers high-speed internet, voice, and video services.

•Fiber Infrastructure will combine Uniti’s legacy fiber and non-Windstream leasing businesses with the consumer competitive local exchange carrier ("CLEC") portion of Windstream’s wholesale business to provide network bandwidth to other telecommunication carriers, enterprises and hyperscalers.

•Managed Services will consist of Windstream’s heritage Enterprise business, which offers managed cloud communications and security services, integrated voice and data services, and traditional voice services to mid-

market and large business customers within New Uniti’s incumbent local exchange carrier ("ILEC") and CLEC markets (as described herein).
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
Our Business
Currently, Uniti's primary lines of business are Uniti Leasing and Uniti Fiber, which are described in further detail below.
Uniti Leasing
Uniti Leasing is engaged in acquiring and constructing mission-critical communications assets, such as fiber, data centers, next-generation consumer broadband, coaxial and upgradeable copper, and leasing them back to anchor customers on either an exclusive or shared-tenant basis. Presently, a substantial portion of Uniti Leasing’s revenue is rental revenues from leasing the Distribution Systems (as defined below) to Windstream as described below in the section titled “Significant Customers.” With Uniti Leasing, our goal is to provide creative and tax-efficient solutions to additional customers, including (i) sale-leaseback transactions, whereby Uniti Leasing acquires existing infrastructure assets from communications service providers and leases them back on a long-term basis; (ii) capital investment financing, whereby Uniti Leasing offers communications service providers a cost-efficient method of raising funds for discrete capital investments to upgrade or expand their network; and (iii) mergers and acquisitions financing, whereby Uniti Leasing facilitates mergers and acquisition transactions as a capital partner. Results for Uniti Leasing are reported in our consolidated financial statements in our Uniti Leasing business segment.
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
At December 31, 2024, Uniti Fiber’s revenues under contract were over $1.2 billion, with a network consisting of approximately 3.1 million strand miles of fiber and approximately 29,755 customer connections. Results for Uniti Fiber are reported in our consolidated financial statements in our Uniti Fiber business segment.
The Company
Uniti Group Inc. was incorporated in the state of Maryland on September 4, 2014.
Uniti currently operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, and certain aspects of our leasing business, Uniti Leasing, as taxable REIT subsidiaries (“TRSs”). TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.
The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2024, we are the sole general partner of the Operating Partnership and own approximately 99.99% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain of our assets indirectly through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
If our Merger with Windstream is completed, we expect that Uniti will cease to be a REIT and New Uniti would not qualify as a REIT.
Human Capital Resources
On December 31, 2024, we employed 758 people, of whom 445 work directly developing and maintaining network operations, 108 in sales and sales support, 69 in shared services, 69 accounting and finance related positions and 67 in operations support roles. None of our employees are subject to a collective bargaining agreement.
Our employees are our most important resources and their success ultimately creates our own. We fuel their success by offering career growth, recognition and appreciation programs, fulfilling work relationships, a positive and enjoyable work environment, empowerment, mentoring, and training and development opportunities. We demonstrate the value we place in our employee's financial, physical and emotional health by providing our employees with competitive salaries, health benefits, investment opportunities, vacation options and a generous paid volunteer program, among other benefits.

Communication is a critical component of operational success that is prioritized at Uniti. We not only communicate often through company-wide emails, monthly newsletters, and live town hall calls, but we also focus on methods of communication delivery. Uniti frequently releases new episodes on our internal podcast that allows us to feature key speakers to provide operational updates, announce new initiatives, and have fun getting to know those that work at Uniti on a more personal level. For the last seven years Uniti has been certified as a Great Place to Work®. Our management team strives to embody and promote our company values of united, necessary, innovative, tenacious, and integrity. As a certified Great Place to Work®, our employees say they are treated fairly, are made to feel welcome, and are proud to work at Uniti. 86% of them agree that Uniti is a great place to work. We believe our energetic and collaborative work environment is a contributing factor to our limited employee turnover and high levels of engagement.
Within our organization, we believe in unity and know that it can only be generated through connection, collaboration and respect. We are committed to fostering these ideals by hiring, developing and supporting a diverse and inclusive workplace that encourages, supports and celebrates the diverse voices of our team members. Two women sit on our board of directors and women represent approximately 25% of leadership positions across our company. A key component to our commitment includes our Diversity and Inclusion Groups (“DIGs”) which support employees and allies in various experiences including diverse backgrounds, lifestyle, characteristics, and more. Uniti currently has six active DIGs that allow for enrichment, connection, community involvement, and growth for our employees. Each DIG is sponsored and supported by senior leaders across the organization.

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
Significant Customers
For the years ended December 31, 2024, 2023, and 2022, 68.3%, 67.3% and 66.5% of our revenues, respectively, were derived from leasing our Distribution Systems (as defined herein) to Windstream.
On April 24, 2015, we were separated and spun-off (the "Spin-Off") from Windstream pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the "Distribution Systems") and a small CLEC business (the "Consumer CLEC Business") to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered into a long-term exclusive triple-net lease (the “Master Lease”) with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived. In connection with Windstream’s emergence from bankruptcy, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream’s ILEC operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream’s CLEC operations.
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
As of the date of this Annual Report on Form 10-K, Windstream is current on all lease payments. We note that in August 2020, Moody’s Investors Service assigned a B3 corporate family rating with a stable outlook to Windstream in connection with its post-emergence exit financing. At the same time, S&P Global Ratings assigned Windstream a B- issuer rating with a stable outlook. Both ratings remain current as of the date of this filing. In addition, in order to assist us in our continuing assessment of Windstream’s creditworthiness, we periodically receive certain confidential financial information and metrics from Windstream. Specifically, under the terms of the Windstream Leases, Windstream is required to provide us audited financial statements as of and for the year ended December 31, 2024 (the “2024 Financial Statements”) no later than 90-days after its fiscal year-end. After receipt of the 2024 Financial Statements, Uniti expects to file a Form 10-K/A to include the 2024 Financial Statements in our annual report. Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K for additional information regarding this assessment.

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
With respect to the broadband internet services that we provide, traditionally, the FCC has recognized that broadband internet access services are “information services” subject to limited regulation. In 2015, the FCC issued a “network neutrality” decision that declared broadband internet access services to be subject to certain “telecommunications services” regulation under Title II of the Communications Act of 1934. These regulations would have limited the ways that broadband internet access service providers could structure business arrangements and manage their networks and spurred additional restrictions, which could adversely affect broadband investment and innovation. In 2017, the FCC voted to return broadband internet access service to its prior classification as “information services.” In 2023 the FCC announced its intention to consider rules aimed at subjecting broadband internet service to regulation under Title II again. However, on January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit held that the FCC lacks the legal authority to reclassify broadband services such that the state of law currently is that broadband services are “information services” subject to lighter regulation at the federal level. Certain states have implemented separate network neutrality regulations subjecting such services to a variety of regulations. It is unclear at this time whether the FCC will attempt to preempt such state-based regulations and, if so, whether the agency has the legal authority to do so.

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
Item 1A. Risk Factors
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

Completion of the Merger is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the required approvals described below. In addition, either we or Windstream may terminate the Merger Agreement under certain circumstances, including if the Merger is not completed by the end date determined pursuant to the Merger Agreement. If the Merger Agreement is terminated under certain specific circumstances, we may be required to reimburse Windstream for certain expenses incurred in connection with the

Merger Agreement and the transactions, up to $25 million, or under other certain specified circumstances, we may be required to pay Windstream a termination fee of either $55 million or $75 million.

Failure to realize the benefits expected from our Merger with Windstream could adversely affect the value of our common stock.

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

Business uncertainties while our Merger with Windstream is pending may negatively impact our ability to attract and retain personnel.

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

If our Merger with Windstream is not completed, we will have incurred substantial expenses without realizing the expected benefits of our Merger with Windstream.

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

Our Merger with Windstream may distract our management from their other responsibilities and the Merger Agreement may limit our ability to pursue new opportunities.

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

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger and could discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal to us.

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

Shareholder litigation could prevent or delay the closing of our Merger with Windstream or otherwise negatively impact our business and operations.

We may incur additional costs in connection with the defense or settlement of any future shareholder lawsuits filed in connection with our proposed Merger with Windstream. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of our Merger with Windstream.

If our Merger with Windstream is completed, Uniti shareholders may recognize taxable gain or loss for U.S. federal income tax purposes as a result of the transaction, and be liable for tax with respect to any such gain, even though they will not receive any cash in the transaction.

Based on the transaction structure set forth in the Merger Agreement, it is expected that the receipt of the New Uniti shares by our shareholders in exchange for their Uniti shares pursuant to the Merger will be a taxable transaction for U.S. federal income tax purposes, in which case a Uniti shareholder that is a U.S. person (determined for U.S. federal income tax purposes) generally will recognize a gain or loss for U.S. federal income tax purposes in an amount equal to the difference, if any, between (a) the fair market value of the shares of New Uniti received by such shareholder in the Merger and the amount of cash received in lieu of fractional shares of New Uniti shares and (b) such shareholder's adjusted tax basis in the Uniti shares surrendered in the Merger. Uniti shareholders may be liable for U.S. federal, state and/or local income taxes with respect to any such gain recognized on the transaction, even though they will not receive any cash in the transaction.

The Merger Agreement provides that we have the right, subject to certain terms and conditions, to elect to effect the Merger using, in lieu of the transaction structure set forth in the Merger Agreement, an alternative transaction structure intended to cause the Merger to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. There can be no assurance that we will seek to exercise our rights under the Merger Agreement to effect the Merger using an alternative transaction structure. In addition, no assurance can be given that there will exist an alternative transaction structure that would comply with the limitations on our rights to elect to effect the Merger using an alternative transaction structure, or that the Merger would then qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code, and there can therefore be no assurance that we will be able to effect the Merger using an alternative transaction structure. If we elect to exercise such right to effect the alternative transaction structure, we expect that the Merger will qualify as a reorganization under Section 368(a) of the Code, in which case the U.S. federal income tax consequences of the Merger to our shareholders would differ from those that would apply if the Merger were treated as a taxable transaction, including that our shareholders would generally not be permitted to recognize any loss realized on the exchange of our common stock for the common stock of New Uniti in the Merger.

Our Merger with Windstream is subject to the receipt of required approvals, consents and clearances from regulatory authorities, which if delayed or not granted or granted with unacceptable conditions, may prevent, delay or jeopardize the consummation of our Merger with Windstream, result in additional expenditures of money and resources and/or reduce the anticipated benefits of our Merger with Windstream.

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

If our Merger with Windstream is completed, the Windstream Leases will become intercompany agreements; the performance and financial condition of New Uniti will remain subject to Windstream’s ability to satisfy its payment and other obligations under the Windstream Leases.

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

Upon consummation of our Merger with Windstream, New Uniti will become an integrated telecommunications company and will be subject to additional risks associated with Windstream’s business.

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

•Windstream is subject to various forms of regulation from the FCC and state regulatory commissions in the states in which it operates, which limit its pricing flexibility for regulated voice and high-speed Internet products, subject it to service quality, service reporting and other obligations and expose it to the reduction of revenue from changes to the USF program, the inter-carrier compensation system, or access to interconnection with competitors’ facilities;

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

•Windstream’s relationships with other communications companies are material to its operations and their financial difficulties may adversely affect Windstream; and

•key suppliers of Windstream may experience financial difficulties that may affect New Uniti’s operations.
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

The initial term of the Windstream Leases expires on April 30, 2030. If our Merger with Windstream is not completed, there can be no assurance that Windstream will renew the Windstream Leases upon their expiration. See “Significant Business Developments—Our Proposed Merger with Windstream” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more information about our proposed Merger with Windstream.

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

As of December 31, 2024, we had outstanding long-term indebtedness of approximately $5.86 billion, consisting of senior notes, the ABS Loan Facility (as defined herein) and a revolving credit facility provided by a syndicate of banks and other financial institutions, which, as of December 31, 2024, provided for an aggregate committed amount of borrowings up to $500 million. Additionally, on February 3, 2025, we issued $589.0 million of ABS Notes (as defined herein) and used a portion of the net proceeds to repay in full the outstanding borrowings under the ABS Loan Agreement (as defined herein) and to fund the partial redemption of $125.0 million aggregate principal amount of our 10.50% senior secured notes due 2028 at 103% on February 14, 2025. We intend to use the remainder of the net proceeds for general corporate purposes, which may include success-based capital investments. See “Significant Business Developments—Asset-Backed Notes & Bridge Loan Facility” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more information. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets or sell assets as needed, and our ability to pay dividends.

Following the closing of the Merger, New Uniti may, but is not required to, consummate a Post-Closing Reorganization (as defined below), which would combine Uniti’s and Windstream’s debt into a single silo capital structure with a common parent entity. Prior to completing the Post-Closing Reorganization, each of Uniti’s and Windstream’s legacy indebtedness will remain separate within its respective organizational structure, with no cross-guarantees or credit support between legacy Uniti or Windstream. Each of Uniti’s and Windstream’s indebtedness contain restrictive covenants that impose significant restrictions on the ability of Uniti and Windstream to operate together, other than on an arm’s-length basis in accordance with the terms of such indebtedness. As a result, we may have significant restrictions on our ability to transfer assets, or otherwise enter into non-arm’s length transactions, between the Uniti and Windstream organizational structures. If the Post-Closing Reorganization is not completed, such restrictions will continue to govern the terms of each of Uniti’s and Windstream’s respective indebtedness. Such indebtedness also contains restrictive covenants that impose significant restrictions on the ability to pay dividends and make other distributions from each of Uniti and Windstream to New Uniti. As a result of these covenants, we may be limited in the manner in which we conduct our business, and we may be constrained in our ability to pay dividends or unable to engage in favorable business activities or finance future operations or capital needs. If the Post-Closing Reorganization is completed, certain of the existing agreements and arrangements presently in effect between Uniti and Windstream (such as the Windstream Leases and the 2020 settlement agreement, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain Growth Capital Improvements (as defined below)) could be (but are not required to be) terminated.

Further, any significant additional indebtedness that New Uniti may incur could require a substantial portion of cash flow to make interest and principal payments due on such indebtedness, limiting the ability to borrow additional amounts for working capital, capital expenditures or debt services requirements to execute the go-forward business strategy or other purposes. Greater demands on cash resources may reduce funds available to New Uniti to make capital expenditures and acquisitions or carry out other aspects of the business strategy. Increased indebtedness can also (i) limit our ability to adjust rapidly to changing market conditions, (ii) make New Uniti more vulnerable to general adverse economic and industry conditions, (iii) create competitive disadvantages compared to other companies with relatively lower debt levels, (iv) expose New Uniti to increased interest rate risk to the extent that our debt obligations are subject to variable interests rates or if New Uniti needs to refinance existing debt that bears interest at a rate lower than current market rates, (v) adversely affect customers, vendors, employees or creditors’ perception of New Uniti and (vi) increase the risk that New Uniti may not meet the financial or non-financial covenants contained in debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

We anticipate that we will have sufficient access to liquidity to fund our cash needs; if we are unable to do so, we would need to reduce our spending and it could have an adverse effect on us.

We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We anticipate that we will partially finance these needs, together with operating expenses (including our debt service obligations) from our cash on hand and cash flows provided by operating activities. We also expect the need to raise capital to fund the cash consideration in the proposed merger with Windstream, as well as obligations to Windstream, including (i) $490.1 million of settlement payments payable over time (of which $73.5 million remains to be paid as of December 31, 2024) and (ii) an aggregate of up to $1.75 billion for certain growth capital improvements (of which $725.0 million remains to be paid as of December 31, 2024) in long-term value accretive fiber and related assets made by Windstream (or other applicable tenant) to certain ILEC and CLEC properties (the “Growth Capital Improvements”) subject to the Windstream Leases (although such investments will lead to higher rent payments). However, we may need to access the capital markets to generate additional funds in an amount sufficient to fund our business operations, announced investment activities, capital expenditures, debt service and distributions to our shareholders. We are closely monitoring the equity and debt markets and will seek to access them promptly when we determine market conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances;

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

Our business, and that of our tenants, is subject to federal, state and local regulation. In certain jurisdictions these regulations could be applied or enforced retroactively. Local zoning authorities and community organizations are often opposed to construction in their communities and these regulations can delay, prevent or increase the cost of new distribution system construction and modifications, thereby limiting our ability to respond to customer demands and requirements. Existing regulatory policies may materially and adversely affect the associated timing or cost of such projects and additional regulations (including, but not limited to, regulations related to public health and safety matters similar to ones adopted in recent years to prevent the spread of COVID-19, like travel restrictions, stay at home policies, temporary business closures, social distancing and vaccination requirements) may be adopted which increase delays or result in additional costs to us, or that prevent such projects in certain locations. These factors could materially and adversely affect our business, results of operations or financial condition. For more information regarding the regulations we are subject to, please see the section entitled “Business—Government Regulation, Licensing and Enforcement.”

Any further impairment of our goodwill would negatively impact our financial condition.

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Impairment may result from significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or any changes in the key assumptions regarding our fair value. The extent to which the fair value of net assets acquired in business combinations is ultimately impacted will depend on numerous evolving factors that are presently uncertain and which we may not be able to predict. Although we assess potential impairment of our goodwill on an annual basis, negative industry or economic trends and/or any changes in key assumptions regarding our fair value may cause us to perform an interim analysis of our goodwill and cause us to report an impairment charge in the future, which could have a significant adverse impact on our reported earnings. At December 31, 2024, we had $157.4 million of goodwill on our consolidated balance sheet after recognizing a $204.0 million goodwill impairment charge for the Uniti Fiber reporting unit during the year ended December 31, 2023. For a discussion of our goodwill impairment testing, see Note 3 to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data” and “Critical Accounting Estimates—Goodwill” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

It is expected that, following consummation of the Merger, Uniti will cease to be a REIT, and New Uniti would not qualify as a REIT, in which case we will be subject to U.S. federal income taxation after the Merger in the manner described above. See “Significant Business Developments—Our Proposed Merger with Windstream” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more information about our proposed Merger with Windstream.

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

It is expected that, following consummation of the Merger, Uniti will cease to be a REIT and New Uniti would not qualify as a REIT. See “Significant Business Developments—Our Proposed Merger with Windstream” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more information about our proposed Merger with Windstream.

REIT distribution requirements could adversely affect our ability to execute our business plan

To qualify as a REIT, we must generally distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, for the U.S. federal corporate income tax not to apply to earnings that we distribute (assuming that certain other requirements are also satisfied). To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified for REITs under U.S. federal income tax laws. The same rules apply to our REIT subsidiary. Prior to the completion of our Merger with Windstream, we currently intend to make distributions to our stockholders, and to cause our REIT subsidiary to make distributions, to comply with the REIT requirements of the Code.

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

It is expected that, following consummation of the Merger, Uniti will cease to be a REIT and New Uniti would not qualify as a REIT. See “Significant Business Developments—Our Proposed Merger with Windstream” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more information about our proposed Merger with Windstream.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow

Even if we remain qualified for taxation as a REIT prior to the completion of our Merger with Windstream, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, we hold some of our assets and conduct certain of our activities through a TRS that is subject to U.S. federal, state and local corporate-level income taxes as a regular C corporation. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes could decrease cash available for distribution to our stockholders and servicing our debt.

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

Furthermore, while we are currently required to pay dividends in order to maintain our REIT status, if our potential Merger with Windstream is successfully completed, we expect to cease to qualify as a REIT and New Uniti would not qualify as a REIT, in which case we (and New Uniti after the Merger) would no longer be required to pay such dividends. Moreover, even if we do maintain our REIT status, after completing various procedural steps, we may elect to comply with the applicable distribution requirements by distributing, under certain circumstances, shares of our common stock in lieu of cash, which may result in holders of our common stock incurring tax liability without the receipt of a corresponding amount of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in shares of common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the market price of our common stock. No assurance can be given that we will pay any dividends on shares of our common stock in the future.

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
None.

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

At the executive and management level, the CIO has primary responsibility for the development, operation, and maintenance of the Company’s information security program. The CIO has 20 years of experience in technology risk management, 12 of which have been with the Company (or its affiliates). In addition to the CIO, the Company’s information security team under the direction of the CIO, implements and provides governance and functional oversight for cybersecurity controls and services. Information security processes include escalation of certain risks and incidents to the CIO and the executive team and quarterly dashboards also used to update the risk landscape.

Overall, the Company has implemented tactical processes for assessing, identifying, and managing material risks from cybersecurity threats to the company including governance at the Board level and accountability in our executive management for the execution of the Company’s cyber risk management strategy and the controls designed to protect its operations. In addition, we maintain cyber insurance that is designed to protect us against certain losses related to cyber risks, and we believe the amount and scope of this insurance are customary for similarly situated companies in the telecommunications industry. See Item 1A. "Risk Factors" for additional information regarding the Company’s cybersecurity risks. Those sections of Item 1A should be read in conjunction with this Item 1C.
Item 2. Properties.
Uniti and its subsidiaries own or lease approximately 145,000 fiber network route miles, representing approximately 8.8 million fiber strand miles, approximately 231,000 route miles of copper cable lines, wireless communication towers, central office land and buildings across 44 states and beneficial rights to permits, pole agreements and easements.
Leasing Segment
Uniti Leasing’s network properties include its fiber route miles and copper route miles. Below is a geographic distribution summary as of December 31, 2024:

Location	Fiber Route Miles	Copper Route Miles	Total Route Miles
GA	16,100	45,000	61,100
TX	13,900	39,100	53,000
KY	13,800	32,700	46,500
IA	9,700	31,600	41,300
OH	6,200	10,700	16,900
NC	6,000	18,000	24,000
AR	5,200	13,500	18,700
FL	3,600	8,400	12,000
IL	3,600	—	3,600
OK	2,700	12,200	14,900
IN	2,100	—	2,100
MI	2,100	—	2,100
WI	2,000	—	2,000
CA	1,800	—	1,800
MO	1,800	10,800	12,600
NM	1,800	5,200	7,000
NY	1,400	—	1,400
TN	1,400	—	1,400
AL	1,300	2,400	3,700
PA	1,300	—	1,300
VA	1,100	—	1,100
CO	1,000	—	1,000
Other(1)	6,800	1,300	8,100
Total	106,700	230,900	337,600
(1)Includes 22 states.

Fiber Segment
Uniti Fiber’s network properties include its fiber route miles and wireless communications towers. Below is a geographic distribution summary of approximate fiber route miles and wireless communications towers as of December 31, 2024:

Location	Fiber Route Miles
FL	9,700
LA	7,100
GA	6,200
AL	5,500
MS	3,400
VA	1,600
NY	1,500
TX	1,200
Other(1)	2,200
Total	38,400
(1)Includes 14 states.

Location	Towers
LA	9
Other(1)	3
Total	12
(1)Includes 3 states.
Item 3. Legal Proceedings.
A description of legal proceedings can be found in Note 15 - Commitments and Contingencies to our consolidated financial statements in Part II, Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K and is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “UNIT.”
Holders
As of February 14, 2025, the closing price of our common stock was $5.82 per share as reported on the NASDAQ Global Select Market. As of February 14, 2025, we had 244,229,237 outstanding shares of common stock, and there were approximately 15,186 registered holders of record of Uniti’s common stock. A substantially greater number of holders of Uniti common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
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
Stock Performance
The following graph shows a comparison from December 31, 2019 through December 31, 2024 on the NASDAQ Global Select Market of the cumulative total return for our common stock, the Standard & Poor's 400 Stock Index (S&P 400 Index), and the MSCI US REIT Index. The graph assumes that $100 was invested at the market open on December 31,

2019 and that all dividends were reinvested in the common stock of Uniti, the S&P 400 Index and the MSCI US REIT Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of Annual Cumulative Total Return
Assumes Initial Investment of $100
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Uniti Group Inc.
S&P 400 Index
MSCI US REIT Index

Cumulative Total Stockholder Returns
Based on Investment of $100.00 Beginning on December 31, 2019

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Uniti Group Inc.	$100.00	$153.37	$192.70	$81.39	$97.05	$99.87
S&P 400 Index	100.00	113.66	141.80	123.28	143.54	163.54
MSCI US REIT Index	100.00	92.43	132.23	99.82	113.54	123.47
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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	1,420	$5.61	—	—
November 1, 2024 to November 30, 2024	—	—	—	—
December 1, 2024 to December 31, 2024	—	—	—	—
Total	1,420	$5.61	—	—
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
This section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024, as amended by Amendment No. 1 and Amendment No. 2 thereto filed on Form 10-K/A with the SEC on March 26, 2024 and March 27, 2024, respectively (the “Annual Report”).
Overview
Company Description
Uniti is an independent, internally managed REIT engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic, copper and coaxial broadband networks and data centers.
On April 24, 2015, we were separated and spun-off from Windstream pursuant to which Windstream contributed certain telecommunications network assets, including the Distribution Systems and the Consumer CLEC Business to Uniti and Uniti issued common stock and indebtedness and paid cash obtained from borrowings under Uniti’s senior credit facilities to Windstream. In connection with the Spin-Off, we entered the Master Lease with Windstream, pursuant to which a substantial portion of our real property is leased to Windstream and from which a substantial portion of our leasing revenues are currently derived. In connection with Windstream’s emergence from bankruptcy, Uniti and Windstream bifurcated the Master Lease and entered into the Windstream Leases, which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) the ILEC MLA that governs Uniti owned assets used for Windstream’s ILEC operations and (b) the CLEC MLA that governs Uniti owned assets used for Windstream’s CLEC operations.
Uniti currently operates as a REIT for U.S. federal income tax purposes. As a REIT, the Company is generally not subject to U.S. federal income taxes on income generated by its REIT operations, which includes income derived from the Windstream Leases. We have elected to treat the subsidiaries through which we operate our fiber business, Uniti Fiber, and certain aspects of our leasing business, Uniti Leasing, as TRSs. TRSs enable us to engage in activities that result in income that does not constitute qualifying income for a REIT. Our TRSs are subject to U.S. federal, state and local corporate income taxes.

The Company operates through a customary up-REIT structure, pursuant to which we hold substantially all of our assets through the Operating Partnership that we control as general partner. This structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2024, we are the sole general partner of the Operating Partnership and own approximately 99.99% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets indirectly through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
If the Merger is completed, we expect to cease to qualify as a REIT and New Uniti would not qualify as a REIT.
Segments
We manage our operations as two reportable business segments, in addition to our corporate operations:
Uniti Leasing: Represents the results of our leasing business, Uniti Leasing, which is engaged in the acquisition and construction of mission-critical communications assets and leasing them to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber on our existing fiber network assets that we either constructed or acquired. While the Leasing segment represents our REIT operations, certain aspects of it are also operated through TRSs.
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
We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, goodwill impairment charges, severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 14 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data.”
Significant Business Developments
Amendment to Credit Agreement

On June 17, 2024, the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (together the “Borrowers”), each a subsidiary of the Company, entered into Amendment No. 9 (the “Amendment”) to the Credit Agreement (as defined herein). Pursuant to the Amendment, the Credit Agreement’s requirement for the Operating Partnership to use commercially reasonable efforts to maintain its status as a REIT will now terminate (i) at the end of the taxable year in which the Merger (as defined below) is consummated or, (ii) at the end of the last taxable year before the year in which the Merger is consummated, if the Company determines that by reason of the Merger, the Company will cease to qualify as a REIT for the year during which the Merger is consummated.

Issuance of Senior Secured Notes

On May 17, 2024, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”) completed a private offering of $300.0 million aggregate principal amount of the 10.50% Senior Secured Notes due February 15, 2028 (the "Additional February 2028 Secured Notes"). In accordance with the terms of the indenture governing the Additional February 2028 Secured Notes, following the receipt of regulatory approval to enable certain subsidiaries of the Operating Partnership to guarantee the Additional February 2028 Secured Notes, the Issuers caused the Additional February 2028 Secured Notes to be mandatorily exchanged for February 2028 Secured Notes (as defined herein) issued as “additional notes” under the Indenture dated as of February 14, 2023, as amended and supplemented among the Issuers, the guarantors party thereto and the trustee and collateral agent party thereto (the “2023 Indenture”). The mandatory exchange occurred on November 1, 2024, and the additional notes comprise part of the same series as the February 2028 Secured Notes issued under the 2023 Indenture and have the same CUSIP numbers as, and are fungible with, the February 2028 Secured Notes issued under the 2023 Indenture.

Our Proposed Merger with Windstream

On May 3, 2024, the Company entered into a Merger Agreement providing for a combination of the Company and Windstream such that, following a pre-closing reorganization of Windstream and the Merger, both the Company and Windstream will be indirect wholly owned subsidiaries of New Uniti. Following the Merger, the New Uniti Common Stock is expected to be listed on the Nasdaq Global Market.

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

Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders and receipt of required regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of approvals from the Federal Communications Commission and certain state public utility commissions. We currently expect our Merger with Windstream to close in the second half of 2025.

Upon consummation of the Merger, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain Growth Capital Improvements, will remain in place. All Windstream debt obligations would remain obligations of Windstream and our debt obligations would remain as ours, with no cross-guarantees or credit support between the Company and Windstream. For a description of the Windstream Leases and the settlement agreement with Windstream, refer to “Liquidity and Capital Resources—Windstream Leases” within Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. In September and October 2024, Windstream undertook a series of transactions through which it amended the terms of its outstanding debt to, among other things, allow for the consolidation of Uniti's and Windstream's debt following the completion of the Merger into a single silo under a common parent entity (the "Post-Closing Reorganization"). As a result, following the completion of the Merger, Uniti may, but is not required to, consummate the Post-Closing Reorganization. If the Post-Closing Reorganization is completed, certain existing agreements and arrangements presently in effect between Uniti and Windstream, including the Windstream Leases and the settlement agreement described above, could be (but are not required to be) terminated. In addition, if the Post-Closing Reorganization is completed, each obligor under Uniti's outstanding debt (other than the ABS Loan Facility) would become an obligor under Windstream's outstanding debt, and each obligor under Windstream's outstanding debt would become an obligor under Uniti's outstanding debt (other than the ABS Loan Facility).

In addition, we have agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for the dividend paid on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain our status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions. Finally, it is expected that, following consummation of the Merger, Uniti will cease to be a REIT and New Uniti would not qualify as a REIT.

Asset-Backed Notes & Bridge Loan Facility
On February 23, 2024, Uniti Fiber Bridge Borrower LLC (the “ABS Bridge Borrower”), Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (together, the “ABS Bridge Loan Parties”), each an indirect, bankruptcy-remote subsidiary of the Company, entered into a bridge loan and security agreement, dated as of February 23, 2024 (the “ABS Loan Agreement”).

The ABS Loan Agreement provided for a secured, multi-draw term loan facility of up to $350.0 million (the “ABS Loan Facility”). As of December 31, 2024, an aggregate of $275.0 million principal amount of loans under the ABS Loan Facility had been drawn.

The ABS Loan Facility was secured by equity in the ABS Bridge Borrower and substantially all of the assets of the ABS Bridge Loan Parties (subject to certain customary limited exceptions) and was non-recourse to the Company. Each of the ABS Bridge Loan Parties and Uniti Fiber ABS Parent LLC ("ABS Parent") was designated as an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes.

On February 3, 2025, Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiary of the Company, issued $589.0 million aggregate principal amount of secured fiber network revenue term notes, consisting of $426.0 million 5.9% Series 2025-1, Class A-2 term notes, $65.0 million 6.4% Series 2025-1, Class B term notes and $98.0 million 9.0% Series 2025-1, Class C term notes (collectively, the “ABS Notes”), each with an anticipated repayment date in April 2030. The ABS Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts in the State of Florida and the Gulf Coast region of Louisiana, Mississippi and Alabama, including the assets of the ABS Bridge Loan Parties that secured the ABS Loan Facility, were contributed to the ABS Notes Issuers, Uniti Fiber GulfCo LLC and Uniti Fiber TRS AssetCo LLC (collectively, the “ABS Notes Obligors”). The cash flow from these contributed assets will be used to service the obligations under the ABS Notes.

The ABS Notes were issued pursuant to an indenture, dated as of February 3, 2025 (the “ABS Notes Base Indenture”), as supplemented by a Series 2025-1 Supplement thereto, dated as of February 3, 2025 (the “Series 2025-1 Supplement” and, together with the ABS Notes Base Indenture, the "ABS Notes Indenture"), in each case by and among the ABS Notes Obligors and Wilmington Trust, National Association, as indenture trustee.

The ABS Notes are secured by a security interest in substantially all of the assets (subject to customary limited exceptions) of the ABS Notes Obligors and are guaranteed by each ABS Notes Issuer’s respective parent entity (each an “ABS Guarantor” and, together with the ABS Notes Obligors, the “ABS Notes Parties”). The guarantee of each ABS Guarantor is secured by a security interest in the equity interests of the applicable Issuer. Neither the Company nor any subsidiary of the Company, other than the ABS Notes Parties, will guarantee or in any way be liable for the obligations under the ABS Notes. Each ABS Notes Party is a special purpose, bankruptcy remote subsidiary of the Company and is an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes.

The ABS Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the ABS Notes Issuers maintain a liquidity reserve account to be used to make required payments in respect of the ABS Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the ABS Notes prior to the quarterly payment date in April 2030, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the base indenture governing the ABS Notes, the ABS Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The ABS Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the ABS Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

On February 3, 2025, Uniti used a portion of the net proceeds from the offering of the ABS Notes to repay and terminate the ABS Loan Facility and issued a notice of redemption to redeem $125.0 million aggregate principal amount of our 10.50% senior secured notes due 2028 (the “February 2028 Secured Notes”). Uniti redeemed the February 2028 Secured Notes called for redemption on February 14, 2025, at a redemption price of 103% of the redeemed principal amount plus accrued interest to, but excluding, the redemption date.

CableSouth
In 2018, we acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease.

During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management ("MAM") pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40.0 million (the "Transaction"). The Transaction closed on January 31, 2024. See Note 6 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data”.

Comparison of the years ended December 31, 2024 and 2023
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

(Thousands)	Year Ended December 31, 2024	% of Revenues	Year Ended December 31, 2023	% of Revenues
Revenues:
Revenue from rentals
Uniti Leasing	$873,964	74.9%	$845,925	73.6%
Uniti Fiber	55,244	4.7%	65,903	5.7%
Total revenue from rentals	929,208	79.6%	911,828	79.3%
Service revenues
Uniti Leasing	6,526	0.6%	6,847	0.6%
Uniti Fiber	231,193	19.8%	231,156	20.1%
Total service revenues	237,719	20.4%	238,003	20.7%
Total revenues	1,166,927	100.0%	1,149,831	100.0%
Costs and Expenses:
Interest expense, net	511,364	43.8%	512,349	44.6%
Depreciation and amortization	314,810	27.0%	310,528	27.0%
General and administrative expense	105,019	9.0%	102,732	8.9%
Operating expense (exclusive of depreciation, accretion and amortization)	140,377	12.0%	144,276	12.6%
Goodwill impairment	—	0.0%	203,998	17.7%
Transaction related and other costs	38,734	3.3%	12,611	1.1%
Gain on sale of real estate	(18,953)	(1.6%)	(2,164)	(0.2%)
Other (income) expense, net	(301)	0.0%	18,386	1.6%
Total costs and expenses	1,091,050	93.5%	1,302,716	113.3%
Income (Loss) before income taxes and equity in earnings from unconsolidated entities	75,877	6.5%	(152,885)	(13.3%)
Income tax benefit	(17,555)	(1.5%)	(68,474)	(6.0%)
Equity in earnings from unconsolidated entities	—	0.0%	(2,662)	(0.3%)
Net income (loss)	93,432	8.0%	(81,749)	(7.1%)
Net income (loss) attributable to noncontrolling interests	26	0.0%	(36)	0.0%
Net income (loss) attributable to shareholders	93,406	8.0%	(81,713)	(7.1%)
Participating securities' share in earnings	(2,080)	(0.2%)	(1,207)	(0.1%)
Dividends declared on convertible preferred stock	(20)	0.0%	(20)	0.0%
Net income (loss) attributable to common shareholders	$91,306	7.8%	$(82,940)	(7.2%)
The following table sets forth revenues, Adjusted EBITDA and net loss of our reportable segments for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Total of Reportable Segments
Revenues	$880,490	$286,437	$—	$1,166,927

Adjusted EBITDA	$851,178	$111,557	$(22,669)	$940,066
Less:
Interest expense, net	(1,266)	39,150	473,480	511,364
Depreciation and amortization	182,363	132,391	56	314,810
Other, net				4,726
Transaction related and other costs				38,734
Gain on sale of real estate				(18,953)
Stock-based compensation				13,508
Income tax benefit	1,199	(18,977)	223	(17,555)
Net Income				$93,432

	Year Ended December 31, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Total of Reportable Segments
Revenues	$852,772	$297,059	$—	$1,149,831

Adjusted EBITDA	$829,557	$115,723	$(21,778)	$923,502
Less:
Interest expense, net	—	17,724	494,625	512,349
Depreciation and amortization	178,872	131,600	56	310,528
Other, net				20,893
Transaction related and other costs				12,611
Gain on sale of real estate				(2,164)
Goodwill impairment	—	203,998	—	203,998
Stock-based compensation				12,491
Income tax expense (benefit)	990	(68,671)	(793)	(68,474)
Adjustments for equity in earnings from unconsolidated entities	3,019	—	—	3,019
Net loss				$(81,749)

	Operating Metrics
	As of December 31,
	2024	2023	% Increase / (Decrease)
Operating metrics:
Uniti Leasing:
Fiber strand miles	5,700,000	5,510,000	3.4%
Copper route miles	231,000	231,000	0.0%
Uniti Fiber:
Fiber strand miles	3,050,000	2,960,000	3.0%
Customer connections	29,755	28,599	4.0%

Revenues
Uniti Leasing – Uniti Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases. Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The initial term of the Windstream Leases expires on April 30, 2030. Annual rent under the Windstream Leases is $675.6 million, and is subject to annual escalation at a rate of 0.5%. The rent for the first year of each renewal term under the Windstream Leases will be an amount agreed to by us and Windstream. While the agreements require that the renewal rent be "Fair Market Rent," if we are unable to agree, the renewal Fair Market Rent will be determined by an independent appraisal process. Commencing with the second year of each renewal term, the renewal rent will increase at an escalation rate of 0.5%. For a description of the Windstream Leases, see Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources—Windstream Leases.”

	Year Ended December 31,
	2024		2023
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$675,596	76.7%	$672,235	78.8%
GCI revenue	54,757	6.2%	32,003	3.8%
Total cash revenue	730,353	82.9%	704,238	82.6%
Non-cash revenue
TCI revenue	50,889	5.8%	46,967	5.5%
GCI revenue	12,713	1.4%	16,319	1.9%
Other straight-line revenue	3,354	0.4%	6,722	0.8%
Total non-cash revenue	66,956	7.6%	70,008	8.2%
Total Windstream revenue	797,309	90.6%	774,246	90.8%
Other services	83,181	9.4%	78,526	9.2%
Total Uniti Leasing revenues	$880,490	100.0%	$852,772	100.0%
The increase in tenant funded capital improvements ("TCIs") revenue is attributable to continued investment by Windstream. Windstream invested $263.1 million in TCIs during the year ended December 31, 2024, offset by the Growth Capital Improvement (as defined in "Liquidity and Capital Resources - Windstream Leases") reimbursements of capital improvements that were completed in 2023 that, as allowed under the Windstream Leases, were previously classified as TCIs of $104.6 million. The total amount invested in TCIs by Windstream since the inception of the Windstream Leases (including the Master Lease) was $1.4 billion as of December 31, 2024 and $1.2 billion as of December 31, 2023.
The increase in GCI revenue is attributable to continued reimbursement by Uniti. Uniti reimbursed $230.8 million in Growth Capital Improvements during the year ended December 31, 2024. Subsequent to December 31, 2024, Windstream requested and we reimbursed $161.4 million of qualifying Growth Capital Improvements. As of the date of this Annual Report on Form 10-K, we have reimbursed a total of $1.2 billion of Growth Capital Improvements.
For the year ended December 31, 2024, we recognized $83.2 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use arrangements, compared to $78.5 million for the year ended December 31, 2023. The increase is primarily driven by revenues from new customer arrangements.
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

Under the terms of the Windstream Leases, Windstream is required to provide us audited financial statements as of and for the year ended December 31, 2024 (the “2024 Financial Statements”) no later than 90-days after its fiscal year-end. After receipt of the 2024 Financial Statements, Uniti expects to file a Form 10-K/A to include the 2024 Financial Statements in our annual report. As of the date of this Annual Report on Form 10-K, Windstream is current on all lease payments required under the Windstream Leases.
Uniti Fiber – Revenue components for the Uniti Fiber segment for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024		2023
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$74,340	26.0%	$74,538	25.1%
Enterprise and wholesale	105,174	36.7%	97,834	32.9%
E-Rate and government	48,438	16.9%	55,682	18.8%
Dark fiber and small cells	55,244	19.3%	65,903	22.2%
Other services	3,241	1.1%	3,102	1.0%
Total Uniti Fiber revenues	$286,437	100.0%	$297,059	100.0%
For the years ended December 31, 2024 and 2023, we recognized $286.4 million and $297.1 million of revenue, respectively, in our Uniti Fiber segment. The decrease in revenues of $10.6 million is primarily due to a reduction in one-time early termination and cancellation revenues associated with dark fiber and small cells of $10.7 million and a reduction in non-recurring equipment and installation sales of $7.2 million in E-rate and government revenues, partially offset by an increase in enterprise and wholesale revenues of $7.3 million driven primarily by increased customer connections and internet services.

Interest Expense, net

	Year Ended December 31,
(Thousands)	2024	2023	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$321,104	$318,244	$2,860
Senior unsecured notes	139,427	142,188	(2,761)
Senior secured revolving credit facility - variable rate	7,212	14,077	(6,865)
ABS Loan Facility	18,906	—	18,906
Other	(2,848)	983	(3,831)
Total cash interest	483,801	475,492	8,309
Non-cash:
Amortization of deferred financing costs and debt discount	22,738	18,498	4,240
Accretion of settlement payable	6,224	10,506	(4,282)
Write off of deferred financing costs and debt discount	—	10,412	(10,412)
Pre-tax gain on extinguishment of debt	—	(1,269)	1,269
Interest rate cap	1,489	—	1,489
Capitalized interest	(2,888)	(1,290)	(1,598)
Total non-cash interest	27,563	36,857	(9,294)
Total interest expense, net	$511,364	$512,349	$(985)

Interest expense for the year ended December 31, 2024 decreased $1.0 million compared to the year ended December 31, 2023. The decrease is primarily due to a loss on extinguishment of debt of $32.3 million recognized in the first quarter of 2023 related to the 7.875% senior secured notes due 2025 (the "2025 Secured Notes"), which included $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium, a reduction in cash interest expense on the Revolving Credit Facility (as defined in "Liquidity and Capital Resources – Credit Agreement") of $6.9 million, and a reduction in the accretion expense on the settlement payable of $4.3 million, partially offset by an increase in cash interest on our senior secured notes and the ABS Loan Facility of $43.8 million.

Depreciation and Amortization Expense
We incur depreciation and amortization expense related to our property, plant and equipment, corporate assets and intangible assets. Depreciation and amortization expense for our reportable segments for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
(Thousands)	2024	2023	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$175,446	$171,955	$3,491
Uniti Fiber	109,607	108,786	821
Corporate	56	56	—
Total depreciation expense	285,109	280,797	4,312
Amortization expense
Uniti Leasing	6,917	6,917	—
Uniti Fiber	22,784	22,814	(30)
Total amortization expense	29,701	29,731	(30)
Total depreciation and amortization expense	$314,810	$310,528	$4,282
Uniti Leasing – Depreciation expense increased $3.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase is primarily attributable to asset additions since December 31, 2023, partially offset by the decrease associated with the CableSouth network sale in the first quarter of 2024.
Uniti Fiber – Depreciation expense increased $0.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase is primarily attributable to asset additions since December 31, 2023.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with the administrative activities of our segments.

	Year Ended December 31,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$12,129	1.0%	$11,597	1.0%
Uniti Fiber	61,808	5.3%	62,033	5.4%
Corporate	31,082	2.7%	29,102	2.5%
Total general and administrative expenses	$105,019	9.0%	$102,732	8.9%
Uniti Leasing – General and administrative expense increased $0.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase is primarily attributable to an increase in personnel expenses of $0.7 million, partially offset by a decrease in taxes and fees of $0.2 million.
Uniti Fiber – General and administrative expense decreased $0.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease is primarily attributable to a decrease in legal and professional fees of $0.7 million and increased gains on the sale of assets of $1.7 million, partially offset by an increase in personnel expense of $1.2 million and insurance expense of $1.0 million.

Corporate – Corporate general and administrative expense increased $2.0 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase is primarily attributable to an increase in legal and professional fees of $2.9 million and personnel expense of $1.1 million, partially offset by a decrease in insurance expense of $2.3 million.
Operating Expense
Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Year Ended December 31,
	2024		2023
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$23,159	2.0%	$22,377	1.9%
Uniti Fiber	117,218	10.0%	121,899	10.6%
Total operating expenses	$140,377	12.0%	$144,276	12.5%
Uniti Leasing – Operating expense increased $0.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase is primarily attributable to an increase in off network expenses of $1.0 million.
Uniti Fiber – Operating expense decreased $4.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease is primarily attributable to a decrease in off network expenses of $2.8 million and a decrease in non-recurring equipment and installation expenses of $2.9 million, partially offset by an increase in personnel expense of $0.7 million.
Goodwill Impairment
During the year ended December 31, 2023, as a result of macroeconomic and financial market factors, specifically increased interest rates impacting our discount rate, we concluded that it was more likely than not that the fair value of the Uniti Fiber segment, estimated using a combination of the income approach and market approach, was less than its carrying amount. Accordingly, we recorded a $204.0 million ($151.9 million net of tax) impairment on the Uniti Fiber segment during the year ended December 31, 2023. We recorded no impairment during the year ended December 31, 2024. For additional information on this goodwill impairment see “Critical Accounting Estimate – Goodwill” below and Note 3 to our consolidated financial statements contained in Part II, Item 8 "Financial Statements and Supplementary Data."
Transaction Related and Other Costs
Transaction related costs include acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs. For the year ended December 31, 2024, we incurred $38.7 million of Transaction Related and Other Costs (as defined below), compared to $12.6 million of such costs during the year ended December 31, 2023. The increase relates primarily to costs associated with the Merger.
Gain on Sale of Real Estate
Gain on sale of real estate was $19.0 million for the year ended December 31, 2024 as compared to $2.2 million for the year ended December 31, 2023. The change primarily relates to the $19.0 million gain recognized on the January 31, 2024 sale of the CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40 million.
Other Expense (Income), net
Other expense (income), net changed $18.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, which included $20.6 million of costs related to the issuance of the February 2028 Secured Notes.

Income Tax Benefit
The income tax benefit recorded for the years ended December 31, 2024 and 2023 relates to the following:

	Year Ended December 31,
(Thousands)	2024	2023
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(19,118)	$(68,671)
REIT state and local taxes	1,606	1,459
Return to accrual adjustments	(89)	(1,297)
Other	46	35
Total income tax benefit	$(17,555)	$(68,474)

The primary difference between income tax benefit related to Uniti Fiber pre-tax loss for 2024 versus 2023 is the tax effect of the 2023 impairment of goodwill.
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
The reconciliation of our net loss to EBITDA and Adjusted EBITDA and of our net loss attributable to common shareholders to FFO and AFFO for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
(Thousands)	2024	2023
Net income (loss)	$93,432	$(81,749)
Depreciation and amortization	314,810	310,528
Interest expense, net	511,364	512,349
Income tax benefit	(17,555)	(68,474)
EBITDA	$902,051	$672,654
Stock based compensation	13,508	12,491
Transaction related and other costs	38,734	12,611
Gain on sale of real estate	(18,953)	(2,164)
Goodwill impairment	—	203,998
Other, net (1)	4,726	20,893
Adjustments for equity in earnings from unconsolidated entities	—	3,019
Adjusted EBITDA	$940,066	$923,502
(1) A reconciliation of Other (income) expense, net as reported in our Consolidated Statements of Income (Loss) to other, net is as follows:

	Year Ended December 31,
(Thousands)	2024	2023
Other expense (income), net	$(301)	$18,386
Amortization of non-cash rights-of-use assets (a)	3,370	3,034
Severance costs (b)	1,657	—
Insurance recovery (a)	—	(527)
Other, net	$4,726	$20,893

(a) Included within the Operating expense (exclusive of depreciation and amortization) line item in our Consolidated Statements of Income (Loss).
(b) Included within the General and administration expense line item in our Consolidated Statements of Income (Loss).

	Year Ended December 31,
(Thousands)	2024	2023
Net income (loss) attributable to common shareholders	$91,306	$(82,940)
Real estate depreciation and amortization	226,419	221,115
Gain on sale of real estate assets, net of tax	(18,905)	(2,164)
Participating securities share in earnings	2,080	1,207
Participating securities share in FFO	(6,344)	(2,064)
Real estate depreciation and amortization from unconsolidated entities	—	1,740
Adjustments for noncontrolling interests	(42)	(100)
FFO attributable to common shareholders	$294,514	$136,794
Transaction related and other costs	38,734	12,611
Amortization of deferred financing costs and debt discount	22,738	18,498
Write off of deferred financing costs and debt discount	—	10,412
Gain on extinguishment of debt	—	(1,269)
Costs related to the early repayment of debt	—	51,997
Stock based compensation	13,508	12,491
Gain on sale of unconsolidated entity, net of tax	—	(2,476)
Non-real estate depreciation and amortization	88,391	89,413
Goodwill impairment, net of tax	—	151,856
Straight-line revenues and amortization of below-market lease intangibles	(30,584)	(37,944)
Maintenance capital expenditures	(8,064)	(6,962)
TCI revenue amortization	(50,889)	(46,967)
Other, net	(9,414)	(4,370)
Adjustments for equity in earnings from unconsolidated entities	—	1,280
Adjustments for noncontrolling interests	(13)	(112)
AFFO attributable to common shareholders	$358,921	$385,252
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
Income Taxes
We elected on our initial U.S. federal income tax return to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, prior to the completion of our Merger with Windstream

(or if our Merger with Windstream is not consummated, if we fail to qualify as a REIT in future taxable years), we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify or cease to qualify as a REIT.
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
Impairment of Property, Plant and Equipment
We continually monitor events and changes in circumstances that could indicate that the carrying amount of our property, plant and equipment may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of those assets through its undiscounted future cash flows and the eventual disposition of the asset. If, based on this analysis, we do not believe that we will be able to recover the carrying value of our property, plant and equipment, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the related assets. During the years ended December 31, 2024 and 2023, no impairment losses were recognized.
Goodwill
As of December 31, 2024 and 2023, all of our goodwill is included in our Uniti Fiber segment. Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment at least annually. Our annual impairment test is performed with a valuation date of October 1. In accordance with ASC 350-20, Intangibles-Goodwill and Other, we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). On the occurrence of a Triggering Event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit must be compared with its carrying value. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, and the assignment of goodwill to reporting units.
During the year ended December 31, 2024, no impairment losses were recognized.
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
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and to fund the Merger Cash Consideration. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $411.4 million of the $490.1 million due to Windstream under the settlement agreement. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020, and $225 million in 2021, 2022, 2023, and 2024; and are limited to $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. As of December 31, 2024, we have reimbursed a total of $1.0 billion in Growth Capital Improvements.
Our primary sources of liquidity and capital resources are cash on hand, cash provided by operating activities (primarily from the Windstream Leases), available borrowings under our credit agreement by and among the Operating Partnership, CSL Capital, LLC and Uniti Group Finance 2019 Inc., the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent swing line lender and an L/C issuer and certain other lenders named therein (the “Credit Agreement”), and proceeds from the issuance of debt and equity securities. See “—Outlook” for additional information concerning our near-term and long-term liquidity requirements.
As of December 31, 2024, we had total cash and cash equivalents of $183.8 million, including $28.3 million of restricted cash and cash equivalents, and $500.0 million of borrowing availability under our revolving credit facility maturing on September 24, 2027 (the “Revolving Credit Facility”). Subsequent to December 31, 2024, other than $161.4 million of Growth Capital Improvements and the February 14, 2025 redemption of $125.0 million aggregate principal amount of the outstanding February 2028 Secured Notes at 103%, there have been no material outlays of funds outside of our scheduled interest payments. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose restrictions on our ability to pay dividends. There were no such restrictions as of December 31, 2024.

	Year Ended December 31,
(Thousands)	2024	2023
Cash flow from operating activities:
Net cash provided by operating activities	$366,695	$353,129
Net cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $366.7 million and $353.1 million for the years ended December 31, 2024 and 2023, respectively. The increase in net cash provided by operating activities during the year ended December 31, 2024 is primarily attributable to changes in working capital, including the timing of interest payments, partially offset by an increase in cash interest expense of $8.3 million, a decrease in distributions from unconsolidated entities of $4.0 million, and an increase in cash paid for the interest rate cap of $2.2 million.

	Year Ended December 31,
(Thousands)	2024	2023
Cash flow from investing activities:
Proceeds from sale of unconsolidated entity	$40,000	$—
Proceeds from sale of other equipment	2,397	3,146
Proceeds from sale of real estate	40,241	2,545
Other capital expenditures	(354,834)	(417,002)
Net cash used in investing activities	$(272,196)	$(411,311)
Net cash used in investing activities decreased $139.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by proceeds from the sale of our investment in BB Fiber Holdings LLC of $40.0 million, proceeds from the sale of the CableSouth network of $40.0 million, and a decrease in Uniti Fiber and Uniti Leasing capital expenditures of $62.2 million.

	Year Ended December 31,
(Thousands)	2024	2023
Cash flow from financing activities:
Repayment of debt	$(122,942)	$(2,263,662)
Proceeds from issuance of Notes	309,000	2,600,000
Dividends paid	(108,455)	(107,405)
Payments of settlement payable	(98,022)	(98,022)
Borrowings under revolving credit facility	130,000	506,000
Payments under revolving credit facility	(338,000)	(486,000)
Proceeds from ABS Loan Facility	275,000	—
Finance lease payments	(2,652)	(2,262)
Payments for financing costs	(15,778)	(26,955)
Payment for settlement of common stock warrant	—	(56)
Termination of bond hedge option	—	59
Costs related to early repayment of debt	—	(44,303)
Distributions paid to noncontrolling interest	(37)	(48)
Payment for exchange of noncontrolling interest	(92)	—
Employee stock purchase plan	657	730
Payments related to tax withholding for stock-based compensation	(1,595)	(1,433)
Net cash provided by financing activities	$27,084	$76,643

Net cash provided by financing activities was $27.1 million for the year ended December 31, 2024, which was primarily driven by proceeds received from the issuance of the February 2028 Secured Notes of $309.0 million, proceeds from the ABS Loan Facility of $275.0 million, and borrowings under the Revolving Credit Facility of $130.0 million, partially offset by the repayment of the 4.00% Exchangeable Notes due June 15, 2024 (the "Exchangeable Notes") of $122.9 million, dividend payments of $108.5 million, payments under the Revolving Credit Facility of $338.0 million, settlement payments of $98.0 million, and payments for financing costs of $15.8 million. Cash provided by financing activities was $76.6 million for the year ended December 31, 2023, which was primarily driven by proceeds received from the issuance of the February 2028 Secured Notes of $2.6 billion and borrowings under the Revolving Credit Facility of $506.0 million, partially offset by the repayment of the 2025 Secured Notes of $2.3 billion, dividend payments of $107.4 million, settlement payments of $98.0 million, payments under the Revolving Credit Facility of $486.0 million, payments for financing costs of $27.0 million, and costs related to the early repayment of debt of $44.3 million.

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
Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion of Growth Capital Improvements. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020, and $225 million per year in 2021, 2022, 2023, and 2024, and are limited to $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year, except that, during calendar year 2022, Uniti’s combined total obligation to fund Growth Capital Improvements may exceed $250 million to the extent of any unfunded excess amounts from calendar year 2021.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively, the “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. No such loans have been made as of December 31, 2024.
Up-REIT Operating Partnership Units
Our up-REIT structure enables us to acquire properties by issuing to sellers, as a form of consideration, limited partnership interests in our Operating Partnership. We believe that this structure will facilitate our ability to acquire individual properties and portfolios of properties by enabling us to structure transactions which will defer taxes payable by a seller while preserving our available cash for other purposes, including the possible payment of dividends. We would expect to eliminate this structure when we complete the Merger with Windstream.
Senior Notes
At December 31, 2024, the Operating Partnership and certain of its subsidiaries had outstanding $2.9 billion aggregate principal amount of the February 2028 Secured Notes, $570.0 million aggregate principal amount of 4.750% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”), $700.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”), and $1.1 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”).
Convertible Notes
At December 31, 2024, the Company had outstanding $306.5 million aggregate principal amount of 7.50% Convertible Senior Notes due December 1, 2027 (the “Convertible 2027 Notes”). The Convertible 2027 Notes are guaranteed by each of the Company’s subsidiaries that is an issuer, obligor or guarantor under the Company’s existing senior notes (except initially those subsidiaries that require regulatory approval prior to guaranteeing the Convertible 2027 Notes). The Convertible 2027 Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election at an initial conversion rate of 137.1742 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $7.29 per share) subject to adjustment.
Credit Agreement
The Borrowers are party to the Credit Agreement, which as of December 31, 2024, provided for the $500 million Revolving Credit Facility that matures on September 24, 2027, which provides us with the ability to obtain revolving loans as well as swingline loans and letters of credit from time to time.
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2024, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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
In connection with the up-REIT Reorganization, the Operating Partnership replaced the Company and assumed its obligations as an obligor under the Credit Agreement. The Company is a guarantor to all series of senior notes and under the Credit Agreement. Separate financial statements of the Operating Partnership have not been included since the Operating Partnership is not a registrant.

Asset-Backed Notes & Bridge Loan Facility
On February 23, 2024, the ABS Bridge Loan Parties, each an indirect, bankruptcy-remote subsidiary of the Company, entered into the ABS Loan Agreement.

The ABS Loan Agreement provided for a secured, multi-draw ABS Loan Facility of up to $350.0 million. As of December 31, 2024, an aggregate of $275.0 million principal amount of loans under the ABS Loan Facility had been drawn.

The ABS Loan Facility was secured by equity in the ABS Bridge Borrower and substantially all of the assets of the ABS Bridge Loan Parties (subject to certain customary limited exceptions) and was non-recourse to the Company. Each of the ABS Bridge Loan Parties and ABS Parent was designated as an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes.

On February 3, 2025, the ABS Notes Issuers, each an indirect, bankruptcy-remote subsidiary of the Company, issued $589.0 million aggregate principal amount of the ABS Notes, each with an anticipated repayment date in April 2030. The ABS Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts in the State of Florida and the Gulf Coast region of Louisiana, Mississippi and Alabama, including the assets of the ABS Bridge Loan Parties that secured the ABS Loan Facility, were contributed to the ABS Notes Obligors. The cash flow from these contributed assets will be used to service the obligations under the ABS Notes.

The ABS Notes were issued pursuant to the ABS Notes Indenture, by and among the ABS Notes Obligors. and Wilmington Trust, National Association, as indenture trustee.

The ABS Notes are secured by a security interest in substantially all of the assets (subject to customary limited exceptions) of the ABS Notes Obligors and are guaranteed by the ABS Notes Parties. The guarantee of each ABS Guarantor is secured by a security interest in the equity interests of the applicable ABS Notes Issuer. Neither the Company nor any subsidiary of the Company, other than the ABS Notes Parties, will guarantee or in any way be liable for the obligations under the ABS Notes. Each ABS Notes Party is a special purpose, bankruptcy remote subsidiary of the Company and is an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes.

The ABS Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the ABS Notes Issuers maintain a liquidity reserve account to be used to make required payments in respect of the ABS Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the ABS Notes prior to the quarterly payment date in April 2030, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the base indenture governing the ABS Notes, the ABS Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The ABS Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the ABS Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

On February 3, 2025, Uniti used a portion of the net proceeds from the offering of the ABS Notes to repay and terminate the ABS Loan Facility and issued a notice of redemption to redeem $125.0 million aggregate principal amount of our February 2028 Secured Notes. Uniti redeemed the February 2028 Secured Notes called for redemption on February 14, 2025, at a redemption price of 103% of the redeemed principal amount plus accrued interest to, but excluding, the redemption date and intends to use the remainder of the net proceeds for general corporate purposes, which may include success-based capital investments.
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We also expect to fund the $425 million (less certain transaction expenses) cash consideration in our Merger with Windstream, as well as obligations to Windstream, including (i) $490.1 million of settlement payments payable over time (of which $73.5 million remains to be paid as of December 31, 2024) and (ii) an aggregate of up to $1.75 billion for certain growth capital improvements (of which $725.0 million remains to be paid as of December 31, 2024). We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand, borrowings under our Revolving Credit Facility, a portion of the net proceeds from the issuance and sale of the ABS Notes, and cash flows provided by operating activities. As of December 31, 2024, we had $500 million in borrowing availability under our Revolving Credit Facility. In addition, we anticipate our cash on hand and borrowing availability under the Revolving Credit Facility, combined with our cash flows provided by operating activities, will be sufficient to fund our business operations, reimbursement commitments for Growth Capital Improvements and obligations under the settlement agreement with Windstream, and debt service over the next twelve months. However, we may need to access the capital markets to generate additional funds to fund such expenditures. On a longer-term basis, the Company believes the same sources of liquidity and capital will be sufficient to satisfy these liquidity needs and anticipated capital expenditures, which we anticipate will be in line with historic amounts. See “Liquidity and Capital Resources” and “—Capital Expenditures” for additional information. A significant portion of the Company's indebtedness matures within the next four years, and the Company expects that it will need to refinance or repay its indebtedness at maturity by raising additional capital (which could include a combination of equity offerings and/or debt offerings) or instead seek to extend the applicable maturity dates of its indebtedness. We closely monitor the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
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
Contractual Obligations
We enter into various contractual arrangements as a part of our normal operations. Many of these contractual obligations are discussed in the notes to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data”. As of December 31, 2024, material obligations discussed in the notes to our consolidated financial statements included principal and interest payments on our long-term debt discussed above and in Note 11, operating and finance leases discussed in Note 5, and reimbursement commitments for growth capital improvements and cash payments related to the settlement agreement discussed in Note 3.
In addition, we have material purchase commitments related to network deployment for success-based projects for which we have a signed customer contract before we commit resources to expand our network. As of December 31, 2024, purchase commitments totaled $10.0 million due in 2025 and $0.5 million due in 2026. Projections of future cash flows are subject to substantial uncertainty as discussed throughout Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and particularly in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. Debt agreements may be renewed or refinanced if we determine it is advantageous to do so.

The Subsidiary Borrowers

During 2024, we formed the ABS Parent and the ABS Bridge Loan Parties, each an indirect, bankruptcy-remote subsidiary of the Company. Concurrently, we designated the ABS Parent and ABS Bridge Loan Parties as unrestricted subsidiaries under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes.

For additional information concerning the financial position and results of operations of ABS Parent and the ABS Bridge Loan Parties (our unrestricted subsidiaries as of December 31, 2024), please see Note 22 to our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data.”

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
Capital Expenditures

	Twelve Months Ended December 31, 2024
(Thousands)	Success Based	Maintenance	Non-Network	Total
Capital expenditures:
Uniti Leasing, excluding growth capital improvements	$16,577	$—	$—	$16,577
Growth capital improvements	230,815	—	—	230,815
Uniti Fiber	98,651	8,064	604	107,319
Corporate	—	—	123	123
Total capital expenditures	$346,043	$8,064	$727	$354,834
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
In fiscal year 2024, our primary market risk exposure was interest rate risk with respect to our variable rate indebtedness under our Revolving Credit Facility, which had no aggregate principal balance as of December 31, 2024. A hypothetical 10% change in interest rates effective at December 31, 2024, would have had a $0.7 million impact on Uniti’s results of operations for the year ended December 31, 2024.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Uniti Group Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Fair Value of Uniti Fiber Reporting Unit
As discussed in Notes 3 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $157.4 million as of December 31, 2024, all of which is associated with the Uniti Fiber segment. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company estimated the fair value of the Uniti Fiber reporting unit using a combination of an income approach based on the present value of estimated future cash flows and a market approach based on market data of comparable businesses.

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
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Uniti Group Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Uniti Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedules I to III (collectively, the consolidated financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Dallas, Texas
February 21, 2025

Uniti Group Inc.
Consolidated Balance Sheets

(Thousands, except par value)	December 31, 2024	December 31, 2023
Assets:
Property, plant and equipment, net	$4,209,747	$3,982,069
Cash and cash equivalents	155,593	62,264
Restricted cash and cash equivalents	28,254	—
Accounts receivable, net	51,418	46,358
Goodwill	157,380	157,380
Intangible assets, net	275,414	305,115
Straight-line revenue receivable	108,870	90,988
Operating lease right-of-use assets, net	126,791	125,105
Other assets, net	40,556	118,117
Deferred income tax assets, net	128,045	109,128
Assets held for sale	—	28,605
Derivative asset	77	—
Total Assets	$5,282,145	$5,025,129
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$89,688	$119,340
Settlement payable (Note 3)	71,785	163,583
Intangible liabilities, net	145,703	156,397
Accrued interest payable	143,901	133,683
Deferred revenue	1,400,952	1,273,661
Dividends payable	665	36,162
Operating lease liabilities	80,504	84,404
Finance lease obligations	17,190	18,110
Notes and other debt, net	5,783,597	5,523,579
Liabilities held for sale	—	331
Total liabilities	7,733,985	7,509,250

Commitments and contingencies (Note 15)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 237,513 shares at December 31, 2024 and 236,559 at December 31, 2023	24	24
Additional paid-in capital	1,236,045	1,221,824
Accumulated other comprehensive loss	(634)	—
Distributions in excess of accumulated earnings	(3,687,808)	(3,708,240)
Total Uniti shareholders' deficit	(2,452,373)	(2,486,392)
Noncontrolling interests:
Operating partnership units	283	2,021
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	250
Total shareholders' deficit	(2,451,840)	(2,484,121)
Total Liabilities and Shareholders' Deficit	$5,282,145	$5,025,129
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Income (Loss)

	Year Ended December 31,
(Thousands, except per share data)	2024	2023	2022
Revenues:
Revenue from rentals
Uniti Leasing	$873,964	$845,925	$822,867
Uniti Fiber	55,244	65,903	69,547
Total revenue from rentals	929,208	911,828	892,414
Service revenues
Uniti Leasing	6,526	6,847	4,590
Uniti Fiber	231,193	231,156	231,843
Total service revenues	237,719	238,003	236,433
Total revenues	1,166,927	1,149,831	1,128,847
Costs and Expenses:
Interest expense, net	511,364	512,349	376,832
Depreciation and amortization	314,810	310,528	292,788
General and administrative expense	105,019	102,732	100,992
Operating expense (exclusive of depreciation, accretion and amortization)	140,377	144,276	143,131
Goodwill impairment (Note 3)	—	203,998	240,500
Transaction related and other costs	38,734	12,611	10,340
Gain on sale of real estate	(18,953)	(2,164)	(433)
Gain on sale of operations	—	—	(176)
Other (income) expense, net	(301)	18,386	(7,269)
Total costs and expenses	1,091,050	1,302,716	1,156,705

Income (loss) before income taxes and equity in earnings from unconsolidated entities	75,877	(152,885)	(27,858)
Income tax benefit	(17,555)	(68,474)	(17,365)
Equity in earnings from unconsolidated entities	—	(2,662)	(2,371)
Net income (loss)	93,432	(81,749)	(8,122)
Net income (loss) attributable to noncontrolling interests	26	(36)	153
Net income (loss) attributable to shareholders	93,406	(81,713)	(8,275)
Participating securities' share in earnings	(2,080)	(1,207)	(1,135)
Dividends declared on convertible preferred stock	(20)	(20)	(20)
Net income (loss) attributable to common shareholders	$91,306	$(82,940)	$(9,430)

Income (loss) earnings per common share (Note 13)
Basic	$0.38	$(0.35)	$(0.04)
Diluted	$0.38	$(0.35)	$(0.04)

Weighted-average number of common shares outstanding
Basic	237,306	236,401	235,567
Diluted	237,306	236,401	235,567
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Thousands)	2024	2023	2022
Net income (loss)	$93,432	$(81,749)	$(8,122)
Other comprehensive income (loss):
Unrealized loss on valuation of interest rate cap	(656)	—	—
Reclassification of realized interest on interest rate cap	22	—	—
Interest rate swap termination	—	—	9,243
Other comprehensive income (loss)	(634)	—	9,243
Comprehensive income (loss)	92,798	(81,749)	1,121
Comprehensive income (loss) attributable to noncontrolling interest	26	(36)	232
Comprehensive income (loss) attributable to shareholders	$92,772	$(81,713)	$889
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	234,779,247	$23	$1,214,830	$(9,164)	$(3,333,481)	$13,893	$125	$(2,113,774)
2022 Activity:
Net Loss	—	—	—	—	—	—	(8,275)	153	—	(8,122)
Other comprehensive income	—	—	—	—	—	9,164	—	79	—	9,243
Common stock dividends declared ($0.60 per share)	—	—	—	—	—	—	(141,753)	—	—	(141,753)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(127)	—	(127)
Issuance of non-voting convertible preferred stock	—	—	—	—	—	—	(125)	—	125	—
Exchange of noncontrolling interest	—	—	244,682	—	7,257	—	—	(11,877)	—	(4,620)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(4,913)	—	—	—	—	(4,913)
Stock-based compensation	—	—	735,702	0	12,751	—	—			12,751
Issuance of common stock - employee stock purchase plan	—	—	69,854	—	589	—	—	—	—	589
Payments to settle capped call option	—	—	—	—	(21,149)	—	—	—	—	(21,149)
Payment for settlement of common stock warrant	—	—	—	—	(522)	—	—	—	—	(522)
Termination of bond hedge option	—	—	—	—	1,190	—	—	—	—	1,190
Balance at December 31, 2022	—	$—	235,829,485	$24	$1,210,033	$—	$(3,483,634)	$2,121	$250	$(2,271,206)

2023 Activity:
Net loss	—	—	—	—	—	—	(81,713)	(36)	—	(81,749)
Common stock dividends declared ($0.60 per share)	—	—	—	—	—	—	(142,893)	—	—	(142,893)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(64)	—	(64)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,433)	—	—	—	—	(1,433)
Stock-based compensation	—	—	556,475	—	12,491	—	—	—	—	12,491
Issuance of common stock - employee stock purchase plan	—	—	172,641	—	730	—	—	—	—	730
Payment for settlement of common stock warrant	—	—	—	—	(56)	—	—	—	—	(56)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
(Thousands, except share data)	Shares	Amount	Shares	Amount
Termination of bond hedge option	—	—	—	—	59	—	—	—	—	59
Balance at December 31, 2023	—	$—	236,558,601	$24	$1,221,824	$—	$(3,708,240)	$2,021	$250	$(2,484,121)

2024 Activity:
Net income	—	—	—	—	—	—	93,406	26	—	93,432
Other comprehensive loss	—	—	—	—	—	(634)	—	—	—	(634)
Common stock dividends declared ($0.30 per share)	—	—	—	—	—	—	(72,974)	—	—	(72,974)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(21)	—	(21)
Exchange of noncontrolling interest	—	—	76,466	—	1,651	—	—	(1,743)	—	(92)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,595)	—	—	—	—	(1,595)
Stock-based compensation	—	—	662,245	—	13,508	—	—	—	—	13,508
Issuance of common stock - employee stock purchase plan	—	—	216,183	—	657	—	—	—	—	657
Balance at December 31, 2024	—	$—	237,513,495	$24	$1,236,045	$(634)	$(3,687,808)	$283	$250	$(2,451,840)
The accompanying notes are an integral part of these consolidated financial statements.

Uniti Group Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2024	2023	2022
Cash flow from operating activities
Net income (loss)	$93,432	$(81,749)	$(8,122)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	314,810	310,528	292,788
Amortization of deferred financing costs and debt discount	22,738	18,498	18,147
Loss (Gain) on debt extinguishment	—	31,187	(10,754)
Interest rate swap termination	—	—	9,243
Interest rate cap amortization	1,489	—	—
Deferred income taxes	(18,917)	(68,497)	(28,909)
Equity in earnings of unconsolidated entities	—	(2,662)	(2,371)
Distributions of cumulative earnings from unconsolidated entities	—	3,964	3,969
Cash paid for interest rate swap settlement	—	—	(10,413)
Cash paid for interest rate cap	(2,200)	—	—
Straight-line rental revenues	(30,584)	(37,944)	(40,925)
Stock-based compensation	13,508	12,491	12,751
Goodwill impairment (Note 3)	—	203,998	240,500
(Gain) Loss on asset disposals	(872)	(573)	898
Gain on sale of real estate	(18,953)	(2,164)	(433)
Gain on sale of operations	—	—	(176)
Gain on sale of unconsolidated entity	—	(2,646)	(7,923)
Accretion of settlement payable	6,224	10,506	11,714
Other	2,767	701	(72)
Changes in assets and liabilities:
Accounts receivable	(5,060)	(3,727)	(4,176)
Other assets	15,961	15,795	15,148
Accounts payable, accrued expenses and other liabilities	(27,648)	(54,577)	(30,769)
Net cash provided by operating activities	366,695	353,129	460,115
Cash flow from investing activities
Capital expenditures	(354,834)	(417,002)	(427,567)
Proceeds from sale of equipment	2,397	3,146	1,815
Proceeds from sale of operations	—	—	541
Proceeds from sale of real estate, net of cash	40,241	2,545	665
Proceeds from sale of unconsolidated entity	40,000	—	32,527
Net cash used in investing activities	(272,196)	(411,311)	(392,019)
Cash flow from financing activities
Repayment of debt	(122,942)	(2,263,662)	(194,043)
Proceeds from issuance of Notes	309,000	2,600,000	306,500
Dividends paid	(108,455)	(107,405)	(142,950)
Payments of settlement payable	(98,022)	(98,022)	—
Borrowings under revolving credit facility	130,000	506,000	180,000
Payments under revolving credit facility	(338,000)	(486,000)	(192,000)
Proceeds from ABS Loan Facility	275,000	—	—
Finance lease payments	(2,652)	(2,262)	(1,193)
Payments for financing costs	(15,778)	(26,955)	(9,852)
Payments for capped call option	—	—	(21,149)
Payment for settlement of common stock warrant	—	(56)	(522)
Proceeds from termination of bond hedge option	—	59	1,190
Costs related to early repayment of debt	—	(44,303)	—
Distributions paid to noncontrolling interest	(37)	(48)	(233)
Payment for exchange of noncontrolling interest	(92)	—	(4,620)
Proceeds from employee stock purchase plan	657	730	589
Payments related to tax withholding for stock-based compensation	(1,595)	(1,433)	(4,913)
Net cash provided by (used in) financing activities	27,084	76,643	(83,196)

Net increase (decrease) in cash, restricted cash and cash equivalents	121,583	18,461	(15,100)
Cash, restricted cash and cash equivalents at beginning of period	62,264	43,803	58,903
Cash, restricted cash and cash equivalents at end of period	$183,847	$62,264	$43,803
Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$10,186	$8,798	$8,519
Tenant capital improvements	$263,087	$167,763	$119,685
Sale of unconsolidated entity	$—	$40,000	$—
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2024, we are the sole general partner of the Operating Partnership and own approximately 99.99% of the partnership interests in the Operating Partnership.
Our Proposed Merger with Windstream

On May 3, 2024, the Company entered into an Agreement and Plan of Merger, by and between the Company and Windstream Holdings, Inc. (“Windstream Holdings” and together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”), as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated July 17, 2024 (as it may be further amended and/or restated from time to time, the "Merger Agreement"). Upon the terms and subject to the conditions set forth in the Merger Agreement and following a pre-closing reorganization of Windstream, an affiliate of Windstream identified as "Merger Sub" in the Merger Agreement will merge with and into Uniti (the "Merger"), with Uniti surviving the Merger, with the result that both of Uniti and Windstream's successor by merger will be indirect wholly owned subsidiaries of Windstream Parent, Inc., a Delaware corporation that is currently an indirect wholly owned subsidiary of Windstream ("New Uniti"). Following the Merger, the common stock of New Uniti ("New Uniti Common Stock") is expected to be listed on the Nasdaq Global Market.

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

Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders and receipt of required regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of approvals from the Federal Communications Commission and certain state public utility commissions. We currently expect our Merger with Windstream to close in the second hald of 2025.

Upon consummation of the Merger, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases (as defined below) and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain Growth Capital Improvements (as defined below), will remain in place. All Windstream debt obligations would remain obligations of Windstream and our debt obligations would remain as ours, with no cross-guarantees or credit support between the Company and Windstream. For a description of the Windstream Leases and the settlement agreement with Windstream, refer to Note 5. In September and October 2024, Windstream undertook a series of transactions through which it amended the terms of its outstanding debt to, among other things, allow for the consolidation of Uniti's and Windstream's debt following the completion of the Merger into a single silo under a common parent entity (the "Post-Closing Reorganization"). As a result, following the completion of the Merger, Uniti may, but is not required to, consummate the Post-Closing Reorganization. If the Post-Closing Reorganization is completed, certain existing agreements and arrangements presently in effect between Uniti and Windstream, including the Windstream Leases and the settlement agreement described above, could be (but are not required to be) terminated. In addition, if the Post-Closing Reorganization is completed, each obligor under Uniti's outstanding debt (other than the ABS Loan Facility, as defined below) would become an obligor under Windstream's outstanding debt, and each obligor under Windstream's outstanding debt would become an obligor under Uniti's outstanding debt (other than the ABS Loan Facility).

In addition, we have agreed to suspend dividend payments or other distributions until the consummation of the Merger, except for the dividend paid on June 28, 2024 and those dividends reasonably required for us or our subsidiaries to maintain our status as a REIT or to avoid the payment or imposition of income or excise tax, among other customary exceptions. Finally, it is expected that, following consummation of the Merger, Uniti will cease to be a REIT and New Uniti would not qualify as a REIT.
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
ASC 810 provides guidance on the identification of entities for which control is achieved through means other than voting rights ("VIEs") and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company consolidates VIEs in which it is considered to be the primary beneficiary. The primary beneficiary is defined as the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance; and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.
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

Liquidity—We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We also expect to fund the $425 million (less certain transaction expenses) cash consideration in the Merger, as well as obligations to Windstream, including (i) $490.1 million of settlement payments payable over time (of which $73.5 million remains to be paid as of December 31, 2024) and (ii) an aggregate of up to $1.75 billion for certain Growth Capital Improvements (as defined below) (of which $725.0 million remains to be paid as of December 31, 2024). We anticipate these expenditures will be met, as well as operating expenses (including our debt service obligations), in the near term from our cash on hand, borrowings under our Revolving Credit Facility (as defined in Note 11), a portion of the net proceeds from the issuance and sale of the ABS Notes (as defined in Note 11), and cash flows provided by operating activities.
Our 2024 capital expenditures of $354.8 million and dividend payments of $108.5 million exceeded our 2024 cash flow from operating activities of $366.7 million, which led us to seek additional external sources of capital. We will closely monitor the equity and debt markets and may seek to access those markets when we deem conditions are appropriate. The amount, nature and timing of any capital markets transactions will depend on our operating performance, capital requirements, and the availability of those capital markets, all of which are subject to uncertainties.
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
The Company also enters into leasing arrangements providing for the long‑term use of constructed fiber that is then integrated into the Company’s network infrastructure. For each lease that qualifies as a finance lease, the present value of the lease payments, which may include both periodic lease payments over the term of the lease as well as upfront payments to the lessor, is capitalized at the inception of the lease and included in property and equipment. As of December 31, 2024 and 2023, the accumulated amortization of our finance lease assets was $23.3 million and $20.4 million, respectively.
On April 24, 2015, we were separated and spun-off (the “Spin-Off”) from Windstream pursuant to which Windstream contributed certain telecommunications network assets, including fiber and copper networks and other real estate (the “Distribution Systems”) to Uniti. Certain property, plant and equipment acquired as part of our Spin-Off is depreciated using a group composite depreciation method. Under this method, when property is retired, the original cost, net of salvage value, is charged against accumulated depreciation and no immediate gain or loss is recognized on the disposition of the property. For all other property, which includes amortization of finance lease assets, depreciation is computed using the straight-line method over the estimated useful life of the respective property. When the property is retired or otherwise disposed of, the related cost and accumulated depreciation are written-off, with the corresponding gain or loss reflected in operating results. Construction in progress includes direct materials and labor related to fixed assets during the construction period. Depreciation begins once the construction period has ceased and the related asset is placed into service, and the asset will be depreciated over its useful life.
Costs of maintenance and repairs to property, plant and equipment subject to triple-net leasing arrangements are the responsibility of our tenant. Costs of maintenance and repairs to property, plant and equipment not subject to triple-net leasing arrangements are expensed as incurred.
Tenant Capital Improvements—The leases with Windstream (as discussed below) provide that tenant funded capital improvements (“TCIs”), defined as maintenance, repair, overbuild, upgrade or replacements to the leased network, including, without limitation, the replacement of copper distribution systems with fiber distribution systems, automatically become property of Uniti upon their construction by Windstream. We receive non-monetary consideration related to the TCIs as they automatically become our property, and we recognize the cost basis of TCIs that are capital in nature as property, plant and equipment and deferred revenue. We depreciate the property, plant and equipment over their estimated useful lives and amortize the deferred revenue as additional leasing revenues over the same depreciable life of the TCI assets. At December 31, 2024 and 2023, the net book value of TCIs recorded as a component of property, plant and equipment on our Consolidated Balance Sheets was $1.1 billion and $970.1 million, respectively. For the years ended December 31, 2024, 2023 and 2022, we recognized $50.9 million, $47.0 million, and $43.2 million, respectively, of revenue and depreciation expense related to TCIs.

Impairment of Long-Lived Assets—We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable from future undiscounted net cash flows we expect the asset group to generate. If the asset group is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset group and its estimated fair value based on discounted net future cash flows. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. Assets held for sale are no longer depreciated once held for sale criteria are met. During the years ended December 31, 2024, 2023 and 2022, there were no events or changes in circumstances indicating that the carrying amount of any of our asset groups was not recoverable from future undiscounted net cash flows we expect the asset groups to generate, and no impairment losses were recognized.
Asset Retirement Obligations—The Company records obligations to perform asset retirement activities, primarily including requirements to remove equipment from leased space or customer sites as required under the terms of the related lease and customer agreements. The fair value of the liability for asset retirement obligations, which represents the net present value of the estimated expected future cash outlay, is recognized in the period in which it is incurred and the fair value of the liability can reasonably be estimated. The liability accretes as a result of the passage of time and related accretion expense is recognized in the Consolidated Statements of Income (Loss). The associated asset retirement costs are capitalized as an additional carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s useful life. As of December 31, 2024 and 2023, our aggregate carrying amount of asset retirement obligations totaled $16.7 million and $16.8 million, respectively. During the years ended December 31, 2024 and December 31, 2023, we incurred $0.1 million and $6.5 million in liabilities related to asset retirement obligations, respectively. During the years ended December 31, 2024, 2023, and 2022, we recognized $1.0 million, $2.8 million, and $1.7 million of accretion expense related to asset retirement obligations, respectively, included in depreciation and amortization expense in our Consolidated Statements of Income (Loss).
Cash and Cash Equivalents—Cash and cash equivalents include all non-restricted cash held at financial institutions and other non-restricted highly liquid short-term investments with original maturities of three months or less.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent funds that are restricted for an obligation under the ABS Loan Facility (as defined in Note 11) to maintain three months of interest and other expenses.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Balance Sheets to the total cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Statements of Cash Flows.

(Thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$155,593	$62,264
Restricted cash and cash equivalents	28,254	—
Cash, restricted cash and cash equivalents at end of period	$183,847	$62,264
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
Transaction Related and Other Costs—The Company expenses non-capitalizable transaction related and other costs in the period in which they are incurred and services are received. Transaction related costs include acquisition pursuit, transaction and integration costs, including unsuccessful acquisition pursuit costs. Pursuit and transaction costs include professional services (legal, accounting, advisory, regulatory, etc.), finder’s fees, travel expenses, and other direct expenses associated with a business acquisition. Integration costs include direct costs necessary to integrate an acquired business, including professional services, systems and data conversion, severance and retention bonuses payable to employees of an acquired business. In addition, other costs, such as costs incurred as a result of Windstream’s bankruptcy filing, costs associated with Windstream’s claims against us, and costs associated with the implementation of our enterprise resource planning system are included within this line item on the Consolidated Statements of Income (Loss).
Settlement Payable—On July 25, 2019, in connection with Windstream’s bankruptcy, Windstream filed a complaint with the Bankruptcy Court against Uniti and certain of its affiliates, alleging, among other things, that the Master Lease (as defined in Note 5) should be recharacterized as a financing arrangement, that certain rent payments and TCIs made by Windstream under the Master Lease constitute constructive fraudulent transfers, that the Master Lease is a lease of personal property and that Uniti breached certain of its obligations under the Master Lease. On March 2, 2020, Uniti and Windstream jointly announced that they agreed to the Settlement (as defined below) to resolve any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of Windstream’s bankruptcy, and on May 12, 2020, the Bankruptcy Court entered an order approving Windstream’s assumption of the Master Lease as part of the Settlement (as defined below).
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
In accordance with the Settlement, we also have a number of ongoing obligations including the following:
i.we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and we may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). As of December 31, 2024, the Company has made payments totaling $411.4 million; and
ii.we are obligated to reimburse Windstream for Growth Capital Improvements as described in Note 5.
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
Commissions – Under Topic 606 and Topic 340, Other Assets and Deferred Costs, we capitalize commission fees as costs of obtaining a contract when those commissions are incremental and expected to be recovered from the revenue contract and we amortize those capitalized costs consistent with the pattern of transfer of the product or service to which the capitalized costs relate. At December 31, 2024 and 2023, our net deferred contract costs were $15.2 million and $14.5 million, respectively. The amortization of these costs is included in general and administrative expense on the Consolidated Statements of Income (Loss) and for the years ended December 31, 2024, 2023 and 2022 was $5.2 million, $4.4 million and $3.7 million, respectively.
We are exposed to credit losses primarily through our trade receivables. We assess ability to pay for certain customers by considering a variety of factors, such as the customer’s established credit rating, if available, and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical experience and economic expectations. We update our estimate of credit loss reserves quarterly, considering recent write-offs, collections information and underlying economic expectations. The allowance for credit losses is recorded in accounts receivable, net on our Consolidated Balance Sheets. At December 31, 2024 and 2023, our allowance for credit losses was $2.5 million and $3.2 million, respectively. Credit losses for the years ended December 31, 2024, 2023 and 2022 were $1.1 million, $1.2 million and $0.6 million, respectively.
Straight-Line Revenue Receivable—We evaluate the collectability of our straight-line revenue receivables in accordance with the provisions of Topic 842, Leases ("ASC 842"), where if the collectability of lease payments is not probable at the commencement date, or at any time during the lease term, then we limit the lease revenue to the lesser of the revenue recognized on a straight-line basis or cash basis. If our assessment of collectability changes after the commencement date, we record the difference between the lease revenue that would have been recognized on a straight-line basis and cash basis as a current period adjustment to lease revenue.
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
ROU assets and lease liabilities related to finance leases where we are the lessee are included in property, plant and equipment, net and finance lease obligations, respectively, on our Consolidated Balance Sheets. The ROU asset is initially measured as the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less, any lease incentives received. The ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to us, or we are reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. The lease liabilities are initially measured in the same manner as operating leases and are subsequently measured at amortized cost using the effective interest method. Amortization of the finance lease assets is recognized and presented separately from interest expense on the lease liability, as part of depreciation and amortization expense on the Consolidated Statements of Income (Loss).
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
Operating leases where we are the lessor are included in Uniti Leasing and Unit Fiber revenues on our Consolidated Statements of Income (Loss).
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
Stock-Based Compensation—We account for stock-based compensation using the fair value method of accounting. We have determined that our stock-based payment awards granted in exchange for employee services qualify as equity classified awards, which are measured based on the fair value of the award on the date of the grant. The fair value of restricted stock-based payments is based on the market value of our common stock on the date of grant. The fair value of performance-based awards, which have performance conditions, is based on a Monte Carlo simulation. The fair value of all stock-based compensation is recognized over the period during which an employee is required to provide services in exchange for the award. The expense recognized includes the impact of forfeitures as they occur. See Note 12.
Income Taxes—We elected on our initial U.S. federal income tax return to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, prior to the completion of our Merger with Windstream (or if our Merger with Windstream is not consummated, if we fail to qualify as a REIT in future taxable years), we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify or cease to qualify as a REIT.
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
On December 21, 2023, the Company completed the sale of its investment in Fiber Holdings to MIP IV MidWest Fiber Parent LLC, our partner in the investment, for total cash consideration of $40.0 million, which was received in January of 2024. The receivable was included within Other Assets on the Consolidated Balance Sheet as of December 31, 2023. As a result of the transaction, during the fourth quarter of 2023 we recorded a pre-tax gain of $2.6 million within other expense (income), net and $0.2 million of income tax expense within our Consolidated Statements of Income (Loss).
On June 21, 2022, the Company completed the sale of its investment in Harmoni to Palistar Communications Infrastructure GP LLC, our partner in the investment, for total cash consideration of $32.5 million. As a result of the transaction, during the second quarter of 2022 we recorded a pre-tax gain of $7.9 million within other expense (income), net and $6.7 million of income tax expense within our Consolidated Statements of Income (Loss).
Goodwill—As of December 31, 2024, and 2023, all of our goodwill is included in our Uniti Fiber segment. Goodwill is recognized for the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is reviewed for impairment on an annual basis. Our annual impairment test is performed with a valuation date of October 1. In accordance with ASC 350-20, Intangibles-Goodwill and Other ("ASC 350-20"), we evaluate goodwill for impairment between annual impairment tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”). On the occurrence of a Triggering Event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit must be compared with its carrying value. Unless circumstances otherwise dictate, the annual impairment test is performed in the fourth quarter. Application of the goodwill impairment test requires significant judgment, including: the identification of reporting units; assignment of assets and liabilities to reporting units; assignment of goodwill to reporting units; and the estimation of the fair value of a reporting unit.
During the year ended December 31, 2024, no impairment losses were recognized.
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
Basic earnings per share includes only the weighted average number of common shares outstanding during the period. Dilutive earnings per share includes the weighted average number of common shares and the dilutive effect of restricted stock, performance-based awards outstanding during the period, the Convertible 2027 Notes and the Exchangeable Notes, when such awards are dilutive. See Note 13.
Concentration of Credit Risks—Revenue under the Windstream Leases provided 68.3% of our revenue for the year ended December 31, 2024, 67.3% of our revenue for the year ended December 31, 2023, and 66.5% of our revenue for the year ended December 31, 2022. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to pay dividends and service debt if Windstream were to default under the Windstream Leases or otherwise experiences operating or liquidity difficulties and becomes unable to generate sufficient cash to make payments to us.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires incremental disclosures related to reportable segments. Specifically, the ASU requires disclosure of significant segment expense categories and amounts for each reportable segment. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on December 31, 2024, and the adoption had had no significant impact on the Company's consolidated financial statements. See Note 14.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements.
Note 4. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Year Ended December 31,
(Thousands)	2024	2023	2022
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Uniti Fiber
Lit backhaul	$74,340	$74,538	$78,977
Enterprise and wholesale	105,174	97,834	85,820
E-Rate and government	48,438	55,682	64,219
Other	3,241	3,102	2,827
Uniti Fiber	231,193	231,156	231,843
Uniti Leasing	6,526	6,847	4,590
Total revenue from contracts with customers	237,719	238,003	236,433
Revenue accounted for under leasing guidance
Uniti Leasing	873,964	845,925	822,867
Uniti Fiber	55,244	65,903	69,547
Total revenue accounted for under leasing guidance	929,208	911,828	892,414
Total revenue	$1,166,927	$1,149,831	$1,128,847

At December 31, 2024 and 2023, lease receivables were $28.8 million and $22.0 million, respectively, and receivables from contracts with customers were $19.1 million and $18.8 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivables, net on our Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the years ended December 31, 2024, 2023, and 2022, we recognized revenues of $3.6 million, $4.1 million, and $6.4 million, respectively that was included in the December 31, 2023, December 31, 2022, and December 31, 2021 contract liabilities balance, respectively.
The following table provides information about contract assets and contract liabilities accounted for under Topic 606.

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2023	$26	$11,109
Balance at December 31, 2024	$—	$10,014
Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of December 31, 2024, our future revenues (i.e. transaction price related to remaining performance obligations) under contracts accounted for under ASC 606 totaled $613.4 million, of which $543.8 million is related to contracts that are currently being invoiced and have an average remaining contract term of 3.0 years, while $69.6 million represents our backlog for sales bookings which have yet to be installed and have an average remaining contract term of 5.3 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the years ended December 31, 2024 and 2023 are as follows:

(Thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Lease income - operating leases	$929,208	$911,828

Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of December 31, 2024 are as follows:

(Thousands)	December 31, 2024 (1)
2025	$838,612
2026	845,192
2027	845,712
2028	845,687
2029	845,050
Thereafter	782,772
Total lease receivables	$5,003,025
(1) Total future minimum lease payments to be received include $4.1 billion relating to the Windstream Leases.
The underlying assets under operating leases where we are the lessor as of December 31, 2024 and 2023 are summarized as follows:

(Thousands)	December 31, 2024	December 31, 2023
Land	$26,711	$26,533
Building and improvements	350,829	347,700
Poles	341,548	314,488
Fiber	4,222,895	3,862,635
Equipment	437	436
Copper	3,972,806	3,974,410
Conduit	90,193	90,087
Tower assets	58	58
Finance lease assets	1,889	1,890
Other assets	10,432	10,434
	9,017,798	8,628,671
Less: accumulated depreciation	(5,852,579)	(5,690,066)
Underlying assets under operating leases, net	$3,165,219	$2,938,605
Depreciation expense for the underlying assets under operating leases where we are the lessor for the years ended December 31, 2024 and 2023 is summarized as follows:

(Thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Depreciation expense for underlying assets under operating leases	$186,447	$182,906
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
As of December 31, 2024, we have short term lease commitments amounting to approximately $4.2 million.

The components of lease cost are presented within general and administrative expense and operating expense, while sublease income is presented within revenues in our Consolidated Statements of Income (Loss) for the years ended December 31, 2024 and 2023 are as follows:

(Thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Finance lease cost
Amortization of ROU assets	$4,190	$4,066
Interest on lease liabilities	1,732	1,575
Total finance lease cost	5,922	5,641
Operating lease cost	24,916	22,999
Short-term lease cost	4,223	3,525
Variable lease cost	630	938
Less sublease income	(17,856)	(14,590)
Total lease cost	$17,835	$18,513
Amounts reported in the Consolidated Balance Sheets for leases where we are the lessee as of December 31, 2024 and 2023 were as follows:

(Thousands)	Location on Consolidated Balance Sheets	December 31, 2024	December 31, 2023
Operating leases
ROU asset, net	Operating lease right-of-use assets, net	$126,791	$125,105
Lease liability	Operating lease liabilities	80,504	84,404

Finance leases
ROU asset, gross	Property, plant and equipment, net	$52,789	$52,589
Lease liability	Finance lease obligations	17,190	18,110

Weighted-average remaining lease term
Operating leases		13.8 years	13.4 years
Finance leases		7.5 years	8.7 years

Weighted-average discount rate
Operating leases		10.4%	10.3%
Finance leases		10.0%	9.9%

Other information related to leases as of December 31, 2024 and 2023 are as follows:

(Thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$1,732	$1,575
Operating cash flows for operating leases	31,311	22,326
Financing cash flows for finance leases	2,652	2,262

Non-cash items:
New operating leases and remeasurements, net	$18,961	$32,490
New finance leases and remeasurements, net	1,792	5,687
Future lease payments under non-cancellable leases as of December 31, 2024 are as follows:

(Thousands)	Operating Leases	Finance Leases
2025	$17,962	$4,232
2026	14,404	4,106
2027	11,568	3,399
2028	9,870	2,572
2029	8,352	1,877
Thereafter	97,856	7,395
Total undiscounted lease payments	$160,012	$23,581
Less: imputed interest	(79,508)	(6,391)
Total lease liabilities	$80,504	$17,190
Future sublease rentals as of December 31, 2024 are as follows:

(Thousands)	Sublease Rentals
2025	$16,350
2026	16,601
2027	16,833
2028	16,826
2029	15,137
Thereafter	140,322
Total	$222,069
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
Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain growth capital improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties (the “Growth Capital Improvements”). Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $125 million in 2020 and $225 million per year in 2021, 2022, 2023 and 2024; and are limited to $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvement commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made to Windstream as of December 31, 2024.
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
During the year ended December 31, 2024, Uniti reimbursed $230.8 million of Growth Capital Improvements, of which $104.6 million, as allowed for under the Settlement, represented the reimbursement of capital improvements completed in 2023 that were previously classified as TCIs. Subsequent to December 31, 2024, Windstream requested and we reimbursed $161.4 million of qualifying Growth Capital Improvements that were reported as TCIs as of December 31, 2024. As of the date of this Annual Report on Form 10-K, we have reimbursed a total of $1.2 billion of Growth Capital Improvements.

Note 6. Assets and Liabilities Held for Sale

In 2018, we acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease.

During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management ("MAM") pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40 million (the "Transaction"). The Transaction closed on January 31, 2024 and the Company recorded a $19.0 million gain on sale of real estate in the Condensed Consolidated Statements of Income (Loss).

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
Our financial instruments consist of cash and cash equivalents, accounts and other receivables, derivative instruments, our outstanding notes and other debt, settlement payable, interest and dividends payable.

The following table summarizes the fair value of our financial instruments at December 31, 2024 and 2023:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2024
Assets
Derivative asset	$77	$—	$77	$—
Total	$77	$—	$77	$—

At December 31, 2024
Liabilities
Senior secured notes - 10.50%, due February 15, 2028	$3,098,766	$—	$3,098,766	$—
Senior secured notes - 4.75%, due April 15, 2028	534,518	—	534,518	—
Senior unsecured notes - 6.50%, due February 15, 2029	1,007,399	—	1,007,399	—
Senior unsecured notes - 6.00%, due January 15, 2030	616,217	—	616,217	—
Convertible senior notes - 7.50% due December 1, 2027	348,613	—	348,613	—
ABS Loan Facility, variable rate, due September 1, 2025	273,625	—	273,625	—
Settlement payable	71,723	—	71,723	—
Total	$5,950,861	$—	$5,950,861	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2023
Liabilities
Senior secured notes - 10.50%, due February 15, 2028	$2,624,596	$—	$2,624,596	$—
Senior secured notes - 4.75%, due April 15, 2028	488,205	—	488,205	—
Senior unsecured notes - 6.50%, due February 15, 2029	796,125	—	796,125	—
Senior unsecured notes - 6.00%, due January 15, 2030	486,675	—	486,675	—
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024	122,140	—	122,140	—
Convertible senior notes - 7.50%, due December 1, 2027	301,755	—	301,755	—
Senior secured revolving credit facility, variable rate, due September 24, 2027	207,979	—	207,979	—
Settlement payable	160,550	—	160,550	—
Total	$5,188,025	$—	$5,188,025	$—
The carrying value of cash and cash equivalents, accounts and other receivables, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.

The total principal balance of our Notes and other debt was $5.86 billion at December 31, 2024, with a fair value of $5.88 billion. The estimated fair value of the Notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy. Derivative instruments are carried at fair value. See Note 9.
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
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”) (see Note 3). The Settlement Payable was recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. The remaining Settlement Payable is $71.8 million and is reported as settlement payable on our Consolidated Balance Sheets at December 31, 2024. There have been no changes in the valuation methodologies used since the initial recording.
Note 8. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Thousands)	Depreciable Lives(1)	December 31, 2024	December 31, 2023
Land	Indefinite	$30,577	$30,099
Building and improvements	3 - 40 years	374,668	366,490
Poles	30 years	341,548	314,489
Fiber	30 years	5,253,959	4,835,623
Equipment	5 - 7 years	499,678	460,463
Copper	20 years	3,972,806	3,974,410
Conduit	30 years	90,193	90,087
Tower assets	20 years	1,221	1,221
Finance lease assets	See Note 3	52,789	52,589
Other assets	15 - 20 years	10,450	10,436
Construction in progress	See Note 3	36,774	49,771
Corporate assets	3 - 7 years	16,499	15,731
		10,681,162	10,201,409
Less accumulated depreciation		(6,471,415)	(6,219,340)
Property, plant and equipment, net		$4,209,747	$3,982,069
(1)Certain property acquired from Windstream is depreciated using Windstream's estimated useful lives. Specifically, certain Fiber assets are depreciated using an average 20 year life.
Finance lease assets above predominantly represent fiber leases, where we have the exclusive, unrestricted, and indefeasible right to use one, a pair, or more strands of fiber of a fiber cable.
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $285.1 million, $280.8 million and $263.0 million, respectively.
Note 9. Derivative Instruments and Hedging Activities
The Company uses derivative instruments to mitigate the effects of interest rate volatility inherent in our variable rate debt, which could unfavorably impact our future earnings and forecasted cash flows. The Company does not use derivative instruments for speculative or trading purposes.

On March 1, 2024, the Company entered into an interest rate cap agreement (the "ABS Loan Interest Rate Cap") related to the ABS Loan Facility (as defined in Note 11). This interest rate cap was designated as a cash flow hedge, has a notional value of $275.0 million, and effectively caps the one-month term secured overnight financing rate ("SOFR") at 4.50%.

The following table presents the fair value of the Company’s derivatives designated as hedging instruments as of December 31, 2024 and December 31, 2023 respectively:

(Thousands)	Location on Condensed Consolidated Balance Sheets	December 31, 2024	December 31, 2023
Interest rate caps	Derivative asset	$77	$—

The following table presents the effects of the Company’s derivative financial instrument on the Condensed Consolidated Statements of Income (Loss) for the periods presented:

(Thousands)
Derivatives in Cash Flow Hedging Relationships (Interest Rate Caps)	Year Ended December 31, 2024	Year Ended December 31, 2023
Amount of loss recognized on derivative in Other Comprehensive Loss	$(656)	$—
Amounts reclassified from Accumulated Other Comprehensive Loss into Interest Expense	$(22)	$—
Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Income (Loss)	$511,364	$512,349

The company estimates that an additional $0.7 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense over the next twelve months.
Note 10. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill occurring during the year ended December 31, 2024 and 2023, are as follows:

(Thousands)	Uniti Fiber	Total
Goodwill at December 31, 2022	$672,878	$672,878
Accumulated impairment charges as of December 31, 2022	(311,500)	(311,500)
Balance at December 31, 2022	361,378	361,378
Impairment charges	(203,998)	(203,998)
Balance as of December 31, 2023	157,380	157,380
Impairment charges (Note 3)	—	—
Balance at December 31, 2024	$157,380	$157,380

Goodwill at December 31, 2024	$672,878	$672,878
Accumulated impairment charges as of December 31, 2024	(515,498)	(515,498)
Balance at December 31, 2024	$157,380	$157,380

The carrying value of our other intangible assets is as follows:

(Thousands)	December 31, 2024		December 31, 2023
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(174,326)	$416,104	$(151,542)
Contracts	52,536	(27,910)	52,536	(21,343)
Underlying rights	10,497	(1,487)	10,497	(1,137)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(203,723)		(174,022)
Total intangible assets, net	$275,414		$305,115

Finite life intangible liabilities:
Acquired below-market leases	$191,154	$(45,451)	$191,154	$(34,757)

Total intangible liabilities	191,154		191,154
Less: accumulated amortization	(45,451)		(34,757)
Total intangible liabilities, net	$145,703		$156,397

As of December 31, 2024, the remaining weighted average amortization period of the Company’s intangible assets was 13.2 years, 25.8 years, and 3.8 years for customer lists, contracts and underlying rights, respectively. As of December 31, 2024 the total remaining weighted average amortization period for total intangible assets was 12.8 years.
Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $29.7 million, $29.7 million and $29.8 million, respectively. Amortization expense is estimated to be $29.7 million in 2025, $29.7 million in 2026, $29.7 million in 2027, $28.1 million in 2028 and $23.1 million in 2029.
We recognize the amortization of below-market leases in revenue in arrangements where we are the lessor. Revenue related to the amortization of the below-market leases for the years ended December 31, 2024, 2023 and 2022 was $10.7 million, $10.7 million, and $10.7 million respectively. As of December 31, 2024, the remaining weighted average amortization period of the Company’s intangible liabilities was 15.2 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million in 2025, $10.7 million in 2026, $10.7 million in 2027, $10.2 million in 2028, and $8.8 million in 2029.
Note 11. Notes and Other Debt
All debt, including the senior secured credit facility and notes described below, are obligations of the Operating Partnership and certain of its subsidiaries as discussed below. The Company is, however, a guarantor of such debt.
Notes and other debt is as follows:

(Thousands)	December 31, 2024	December 31, 2023
Principal amount	$5,861,500	$5,617,442
Less unamortized discount, premium and debt issuance costs	(77,903)	(93,863)
Notes and other debt less unamortized discount and debt issuance costs	$5,783,597	$5,523,579

Notes and other debt at December 31, 2024 and 2023 consisted of the following:

	December 31, 2024		December 31, 2023
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 10.50%, due February 15, 2028 (discount is based on imputed interest rate of 10.99%	2,900,000	(37,522)	2,600,000	(48,290)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(4,998)	570,000	(6,360)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(13,101)	1,110,000	(15,761)
Senior unsecured notes - 6.00%, due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(8,000)	700,000	(9,307)
Exchangeable senior unsecured notes - 4.00%, due June 15, 2024 (discount is based on imputed interest rate of 4.77%)	—	—	122,942	(427)
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(6,273)	306,500	(8,092)
ABS Loan Facility, variable rate, due September 1, 2025 (discount is based on imputed interest rate of 10.33%)	275,000	(3,671)	—	—
Senior secured revolving credit facility, variable rate, due September 24, 2027	—	(4,338)	208,000	(5,625)
Total	$5,861,500	$(77,903)	$5,617,442	$(93,863)

At December 31, 2024, notes and other debt included the following: (i) no balance under the Revolving Credit Facility (as defined below) pursuant to that certain credit agreement, dated as of April 24, 2015, by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein (the “Credit Agreement”); (ii) $275.0 million under the bridge loan and security agreement (the "ABS Loan Agreement"), a multi-draw term loan facility dated February 23, 2024, entered into by and among Uniti Fiber Bridge Borrower LLC (the “ABS Bridge Borrower”), Uniti Fiber Bridge HoldCo LLC and Uniti Fiber GulfCo LLC (together, the “ABS Bridge Loan Parties”), each an indirect subsidiary of the Company, Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders identified therein; (iii) $2.9 billion aggregate principal amount of the 10.50% Senior Secured Notes due February 15, 2028 (the "February 2028 Secured Notes"); (iv) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”); (v) $1.11 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (vi) $700.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”); and (vii) $306.5 million aggregate principal amount of 7.50% Convertible Senior Notes due December 1, 2027 (the "Convertible 2027 Notes" and collectively with the February 2028 Secured Notes, April 2028 Secured Notes, 2029 Notes, and the 2030 Notes, the “Notes”).
Credit Agreement
The Borrowers are party to the Credit Agreement, which provides for a $500 million revolving credit facility that will mature on September 24, 2027 (the “Revolving Credit Facility”) and provides us with the ability to obtain revolving loans as well as swing line loans and letters of credit from time to time. On June 17, 2024, the Borrowers, each a subsidiary of the Company, entered into Amendment No. 9 (the “Amendment”) to the Credit Agreement. Pursuant to the Amendment, the Credit Agreement’s requirement for the Operating Partnership to use commercially reasonable efforts to maintain its status as a REIT will now terminate (i) at the end of the taxable year in which the Merger is consummated or, (ii) at the end of the last taxable year before the year in which the Merger is consummated, if the Company determines that by reason of such proposed merger, the Company will cease to qualify as a REIT for the year during which the Merger is consummated.

All obligations under the Credit Agreement are guaranteed by (i) the Company and (ii) certain of the Operating Partnership’s subsidiaries (the “Subsidiary Guarantors”) and are secured by substantially all of the assets of the Borrowers and the Subsidiary Guarantors.
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of December 31, 2024, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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
The Notes
Secured Notes
On April 20, 2021, the Borrowers issued $570.0 million aggregate principal amount of the April 2028 Secured Notes. The April 2028 Secured Notes mature on April 15, 2028 and bear interest at a rate of 4.750% per year. Interest is payable on April 15 and October 15 of each year.

On February 14, 2023, the Operating Partnership, CSL Capital, LLC, Uniti Group Finance 2019 Inc. and Uniti Fiber Holdings Inc. (collectively, the “Issuers”) issued $2.6 billion aggregate principal amount of the February 2028 Secured Notes. The Issuers used the net proceeds from the offering to fund the redemption in full of the Issuers’ outstanding 7.875% senior secured notes due 2025 (the "2025 Secured Notes, and together with the April 2028 Secured Notes, the “Secured Notes"), to repay outstanding borrowings under the Revolving Credit Facility and to pay any related premiums, fees and expenses in connection with the foregoing. On February 14, 2023, the Issuers deposited the full redemption price of $2.25 billion for the 2025 Secured Notes with the trustee and satisfied and discharged their obligations with respect to the 2025 Secured Notes at such time. During the first quarter of 2023, we recorded $32.3 million of loss on the extinguishment of the 2025 Secured Notes within interest expense, net on the Condensed Consolidation Statements of Income (Loss), which includes $10.3 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs and $22.0 million of cash interest expense for the redemption premium. The February 2028 Secured Notes mature on February 15, 2028 and bear interest at a rate of 10.50% per year. Interest is payable on March 15 and September 15 of each year, beginning on September 15, 2023.
On May 17, 2024, in connection with the issuance of the February 2028 Secured Notes, the Issuers completed a private offering of $300.0 million aggregate principal amount of February 2028 Secured Notes (the "Additional February 2028 Secured Notes"). In accordance with the terms of the indenture governing the Additional February 2028 Secured Notes, following the receipt of regulatory approval to enable certain subsidiaries of the Operating Partnership to guarantee the

Additional February 2028 Secured Notes, the Issuers caused the Additional February 2028 Secured Notes to be mandatorily exchanged for February 2028 Secured Notes issued as “additional notes” under the Indenture dated as of February 14, 2023, as amended and supplemented among the Issuers, the guarantors party thereto and the trustee and collateral agent party thereto (the “2023 Indenture”). The mandatory exchange occurred on November 1, 2024, and the additional notes comprise part of the same series as the February 2028 Secured Notes issued under the 2023 Indenture and have the same CUSIP numbers as, and are fungible with, the February 2028 Secured Notes issued under the 2023 Indenture.
On February 3, 2025, Uniti issued a notice of redemption to redeem $125.0 million aggregate principal amount of our February 2028 Secured Notes. Uniti redeemed the February 2028 Secured Notes called for redemption on February 14, 2025, at a redemption price of 103% of the redeemed principal amount plus accrued interest to, but excluding, the redemption date.
The Secured Notes and the related guarantees are secured by liens on substantially all of the assets of the issuers and guarantors thereto, which assets also ratably secure obligations under the senior secured credit facilities, in each case, subject to certain exceptions and permitted liens. The collateral does not include real property (below a specified threshold of value) but includes certain fixtures and other equipment as well as cash that we receive pursuant to the Windstream Leases.
The indentures governing the Secured Notes contain customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability to pay dividends or other amounts to the Borrowers or Issuers, as applicable. These covenants are subject to a number of limitations, qualifications and exceptions. The indentures governing the Secured Notes also contain customary events of default. As of December 31, 2024, the Company was in compliance with all of the covenants under the indentures governing the Secured Notes.
Senior Unsecured Notes
On February 2, 2021, the Borrowers issued $1.11 billion aggregate principal of the 2029 Notes. The 2029 Notes mature on February 15, 2029 and bear interest at a rate of 6.50% per year. Interest on the 2029 Notes is payable on February 15 and August 15 of each year.
On October 13, 2021, the Issuers issued $700.0 million aggregate principal amount of the 2030 Notes (together with the 2029 Notes, the “Senior Unsecured Notes”). The 2030 Notes mature on January 15, 2030 and bear interest at a rate of 6.000% per year. Interest on the 2030 Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2022.
The indentures governing the Senior Unsecured Notes contain customary high yield covenants limiting the ability of the Operating Partnership and its restricted subsidiaries to: incur or guarantee additional indebtedness; incur or guarantee secured indebtedness; pay dividends or distributions on, or redeem or repurchase, capital stock; make certain investments or other restricted payments; sell assets; enter into transactions with affiliates; merge or consolidate or sell all or substantially all of their assets; and create restrictions on the ability to pay dividends or other amounts to the Issuers or Borrowers, as applicable. These covenants are subject to a number of important and significant limitations, qualifications and exceptions. The indentures governing the Senior Unsecured Notes also contain customary events of default. As of December 31, 2024, the Company was in compliance with all of the covenants under the indentures governing the Senior Unsecured Notes.
The Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by each of the Operating Partnership’s existing and future domestic restricted subsidiaries (other than the Borrowers or Issuers, as applicable) that guarantees indebtedness under the Company’s senior secured credit facilities. The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the Senior Unsecured Notes.
The Exchangeable Notes
On June 28, 2019, Uniti Fiber Holdings Inc., a subsidiary of the Company, issued $345 million aggregate principal amount of the 4.00% Exchangeable Notes due June 15, 2024 (the "Exchangeable Notes"). The Exchangeable Notes were senior unsecured notes and were guaranteed by the Company and each of the Company’s subsidiaries (other than Uniti Fiber Holdings Inc.) that was an issuer, obligor or guarantor under the Company’s Notes. Interest on the Exchangeable Notes was payable semiannually in arrears on June 15 and December 15 of each year. The Exchangeable Notes were exchangeable into cash, shares of the Company’s common stock, or a combination thereof, at Uniti Fiber Holdings Inc.’s election, subject to limitations under the Company's Credit Agreement.
On June 25, 2019, concurrently with the pricing Exchangeable Notes, and on June 27, 2019, concurrently with the exercise by the initial purchasers involved in the offering of the Exchangeable Notes (the “Initial Purchasers”) of their option to purchase additional Exchangeable Notes, Uniti Fiber Holdings Inc., the issuer of the Exchangeable Notes, entered into exchangeable note hedge transactions with respect to the Company’s common stock (the “Note Hedge Transactions”) with certain of the Initial Purchasers or their respective affiliates (collectively, the “Counterparties”). The Note Hedge Transactions covered, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes, the same number of shares of the Company’s common stock that initially underlie the Exchangeable Notes in the aggregate and were exercisable upon exchange of the Exchangeable Notes. The Note Hedge Transactions had an initial strike price that corresponded to the initial exchange price of the Exchangeable Notes, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Notes.
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
On December 12, 2022, in connection with the issuance of the Convertible 2027 Notes (as discussed below), approximately $207.1 million aggregate principal amount of the Exchangeable Notes was repurchased for $194.0 million. As a result, we recognized a gain on extinguishment of $10.8 million, which is comprised of a $13.1 million gain on the repurchase of the Exchangeable Notes and a $2.3 million write off of the related unamortized deferred financing costs, within interest expense, net on the Consolidated Statements of Income (Loss).
On December 7, 2022, in connection with the Company’s repurchase of the Exchangeable Notes, the Company entered into partial unwind agreements with the Counterparties to unwind a portion of the Note Hedge Transactions and the Warrants described above (collectively, the “Unwind Transactions”). In connection with the Unwind Transactions, the Company received cash as a termination payment for the portion of the Note Hedge Transactions that were unwound, and the Company delivered cash as a termination payment in respect of the portion of the Warrants that were unwound. The amount of cash that was received, which was approximately $1.2 million, and the amount of cash that was delivered to the Counterparties, which was approximately $0.5 million, were based generally on the termination values of the unwound portions of such instruments
On March 21, 2023, the Company repurchased approximately $15.0 million of the Exchangeable Notes for total cash consideration of $13.7 million. During the first quarter of 2023, we recorded $1.1 million of gain on extinguishment of debt, net within interest expense on our Condensed Consolidated Statements of Income (Loss), which included $0.1 million of non-cash interest expense for the write off of the unamortized discount and deferred financing costs.
The Exchangeable Notes matured on June 15, 2024 and the outstanding principal balance of $122.9 million was repaid upon maturity.
The Note Hedge Transactions expired on June 15, 2024, upon the maturity and repayment of the Exchangeable Notes. The Warrants also terminated in June 2024 and are no longer outstanding.
Convertible 2027 Notes
On December 12, 2022, the Company issued $300 million aggregate principal amount of the Convertible 2027 Notes and on December 23, 2022, the Company issued an additional $6.5 million aggregate principal amount of the Convertible 2027 Notes pursuant to an over-allotment option. The Convertible 2027 Notes are guaranteed by each of the Company’s subsidiaries that is an issuer, obligor or guarantor under the Company’s existing senior notes (except initially those subsidiaries that require regulatory approval prior to guaranteeing the Convertible 2027 Notes). Interest on the Convertible

2027 Notes is payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2023. The Convertible 2027 Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election at an initial conversion rate of 137.1742 shares of the Company’s common stock per $1,000 principal amount (equal to an initial conversion price of approximately $7.29 per share) subject to adjustment. The Convertible 2027 Notes will mature on December 1, 2027, unless earlier converted, redeemed or repurchased.

The net proceeds from the sale of the Convertible 2027 Notes were approximately $298.1 million, after deducting discounts and commissions to the initial purchasers and other estimated fees and expenses. The Company contributed approximately $198.1 million of the net proceeds of the offering to Uniti Fiber Holdings Inc., a wholly owned subsidiary of the Company, to fund the repurchase of, and to pay accrued and unpaid interest with respect to, approximately $207.1 million aggregate principal amount of the Exchangeable Notes issued by Uniti Fiber Holdings Inc. The Company also used approximately $21.1 million of the net proceeds from the offering of the Convertible 2027 Notes to pay for the cost of the Capped Calls discussed below.

On December 7, 2022, in connection with the pricing of the Convertible 2027 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Calls”) with certain financial institutions at a cost of $21.1 million. The Capped Calls cover the same number of shares of the Company’s common stock that initially underlie the Convertible 2027 Notes in the aggregate. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event a conversion of the Convertible 2027 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the Convertible 2027 Notes its common stock price exceeds the conversion price of the Convertible 2027 Notes. The cap price of the Capped Calls will initially be $10.63 per share of common stock, which represents a premium of 75% over the last reported sale price of the Company’s common stock of $6.08 per share on December 7, 2022 and is subject to customary anti-dilution adjustments substantially similar to those applicable to the Convertible 2027 Notes. The Capped Calls meet the criteria for classification in equity, are not remeasured each reporting period and are included as a reduction to additional paid-in-capital within stockholders’ equity.

For the years ended December 31, 2024, 2023 and 2022, total interest expense related to the Convertible 2027 Notes was $24.8 million, $24.7 million, and $1.3 million with coupon interest expense of $23.0 million, $23.0 million, and $1.2 million and the amortization of debt issuance costs of $1.8 million, $1.7 million, and $0.1 million, respectively.

Asset-Backed Notes & Bridge Loan Facility
On February 23, 2024, the ABS Bridge Loan Parties, each an indirect, bankruptcy-remote subsidiary of the Company, entered into the ABS Loan Agreement, dated as of February 23, 2024.

The ABS Loan Agreement provided for a secured, multi-draw term loan facility of up to $350.0 million (the “ABS Loan Facility”). As of December 31, 2024, an aggregate of $275.0 million principal amount of loans under the ABS Loan Facility had been drawn.

The ABS Loan Facility was secured by equity in the ABS Bridge Borrower and substantially all of the assets of the ABS Bridge Loan Parties (subject to certain customary limited exceptions) and was non-recourse to the Company. Each of the ABS Bridge Loan Parties and Uniti Fiber ABS Parent LLC ("ABS Parent") was designated as an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes.

On February 3, 2025, Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiary of the Company, issued $589.0 million aggregate principal amount of secured fiber network revenue term notes, consisting of $426.0 million 5.9% Series 2025-1, Class A-2 term notes, $65.0 million 6.4% Series 2025-1, Class B term notes and $98.0 million 9.0% Series 2025-1, Class C term notes (collectively, the “ABS Notes”), each with an anticipated repayment date in April 2030. The ABS Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts in the State of Florida and the Gulf Coast region of Louisiana, Mississippi and Alabama, including the assets of the ABS Bridge Loan Parties that secured the ABS Loan Facility, were contributed to the ABS Notes Issuers, Uniti Fiber GulfCo LLC and Uniti Fiber TRS AssetCo LLC (collectively, the “ABS Notes Obligors”). The cash flow from these contributed assets will be used to service the obligations under the ABS Notes.

The ABS Notes were issued pursuant to an indenture, dated as of February 3, 2025 (the “ABS Notes Base Indenture”), as supplemented by a Series 2025-1 Supplement thereto, dated as of February 3, 2025 (the “Series 2025-1 Supplement” and, together with the ABS Notes Base Indenture, the "ABS Notes Indenture"), in each case by and among the ABS Notes Obligors and Wilmington Trust, National Association, as indenture trustee.

The ABS Notes are secured by a security interest in substantially all of the assets (subject to customary limited exceptions) of the ABS Notes Obligors and are guaranteed by each ABS Notes Issuer’s respective parent entity (each an “ABS

Guarantor” and, together with the ABS Notes Obligors, the "ABS Notes Parties"). The guarantee of each ABS Guarantor is secured by a security interest in the equity interests of the applicable ABS Notes Issuer. Neither the Company nor any subsidiary of the Company, other than the ABS Notes Parties, will guarantee or in any way be liable for the obligations under the ABS Notes. Each ABS Notes Party is a special purpose, bankruptcy remote subsidiary of the Company and is an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes.

The ABS Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the ABS Notes Issuers maintain a liquidity reserve account to be used to make required payments in respect of the ABS Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the ABS Notes prior to the quarterly payment date in April 2030, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the base indenture governing the ABS Notes, the ABS Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The ABS Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the ABS Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

Uniti used a portion of the net proceeds from the offering of the ABS Notes to repay and terminate the ABS Loan Facility and to fund the partial redemption of the February 2028 Secured Notes, and it intends to use the remainder of the net proceeds for general corporate purposes, which may include success-based capital investments. See Note 23.
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and the credit facilities. These costs are amortized using the effective interest method over the term of the related indebtedness, and are included in interest expense in our Consolidated Statements of Income (Loss). For the year ended December 31, 2024, 2023 and 2022, we recognized $23.8 million, $18.1 million and $17.5 million of non-cash interest expense, respectively, related to the amortization of deferred financing costs.
Aggregate annual maturities of our long-term obligations at December 31, 2024 are as follows:

(Thousands)
2025	$275,000
2026	—
2027	306,500
2028	3,470,000
2029	1,110,000
Thereafter	700,000
Total	$5,861,500
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
Restricted Awards
During the year ended December 31, 2024, the Company granted 5,614,904 shares of restricted stock to employees, which had a fair value of $24.3 million as of the date of grant. We calculate the grant date fair value of non-vested shares of restricted stock awards using the closing sale prices on the trading day on the grant date. The restricted stock awards are amortized on a straight-line basis to expense over the vesting period, which is generally three years. As of December 31,

2024, there were 3,442,584 shares available for future issuance under the Equity Plan. The following table sets forth the number of unvested restricted stock awards and the weighted-average fair value of these awards at the date of grant:

	Restricted Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1)($000s)
Unvested balance December 31, 2023	2,096,993	$7.41
Granted	5,614,904	$4.32
Forfeited	(133,616)	$6.45
Vested	(934,900)	$8.08
Unvested balance, December 31, 2024	6,643,381	$4.69	$36,539

(1)
The aggregate intrinsic value is calculated using the market value of our common stock as of December 31, 2024. The market value as of December 31, 2024 was $5.50 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 31, 2024, the final trading day of 2024.

During the year ended December 31, 2023, there were 1,505,876 shares of restricted stock granted with a weighted-average fair value of $5.78 per share. During the year ended December 31, 2022, there were 925,059 shares of restricted stock granted with a weighted-average fair value of $9.52 per share.
The total fair value of shares vested for the years ended December 31, 2024, 2023 and 2022 was $5.2 million, $3.8 million and $8.7 million, respectively.
As of December 31, 2024, total unrecognized compensation expense on restricted awards was approximately $9.9 million, and the expense is expected to be recognized over a weighted average vesting period of 0.9 years.
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
On February 21, 2024, we issued 537,939 PSUs equal to 100% of the target amount, with an aggregate fair value of $4.5 million on the grant date. The PSUs, in addition to a service condition, are subject to the Company’s performance versus the total return of our peer group, as defined in the Compensation Committee, of other publicly traded REIT's and telecommunication companies. Upon evaluating the results of the market conditions, the final number of shares is determined, and such shares vest based on satisfaction of the service condition. The PSUs are amortized on a straight-line basis over the vesting period. During the year ended December 31, 2024, no PSUs were forfeited due to termination of service. The following table sets forth the number of unvested PSUs and the weighted-average fair value of these awards at the date of grant:

	Performance Awards	Weighted Average Fair Value at Grant Date	Aggregate Intrinsic Value(1)($000s)
Unvested balance December 31, 2023	1,053,188	$12.06
Granted	537,939	$8.40
Forfeited	—	$—
Vested	(178,565)	$16.08
Unvested balance, December 31, 2024	1,412,562	$10.15	$7,769

(1)
The aggregate intrinsic value is calculated using the market value of our common stock as of December 31, 2024. The market value as of December 31, 2024 was $5.50 per share, which was the closing price of our common stock reported for transactions effected on the NASDAQ Global Select Market on December 31, 2024, the final trading day of 2024.

During the year ended December 31, 2023, there were 449,614 PSUs granted with a weighted-average fair value of $8.22 per share. During the year ended December 31, 2022, there were 425,010 PSUs granted with a weighted-average fair value of $14.42 per share.
As of December 31, 2024, total unrecognized compensation expense related to PSUs was approximately $6.8 million, and the weighted-average vesting period was 1.2 years. The fair value of each PSU award is estimated at the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free return, and dividend yield. Our assumptions include a 0% dividend yield, which is the mathematical equivalent to reinvesting the dividends over the three-year performance period as is consistent with the terms of the PSUs. The following table summarizes the assumptions used to value the PSUs granted during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected term (years)	3.0	3.0	3.0
Expected volatility	60.6%	56.8%	40.6%
Expected annual dividend	0.0%	0.0%	0.0%
Risk free rate	4.4%	4.4%	1.8%
Employee Stock Purchase Plan
The Company's Board of Directors adopted the Uniti Group Inc. Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes us to issue up to 2,000,000 shares of our common stock to any of our employees so long as the employee is employed on the first day of the applicable offering period. Under the ESPP, there are two six-month plan periods during each calendar year, one beginning January 1 and ending on June 30, and one beginning on July 1 and ending on December 31. Under the terms of the ESPP, employees can choose each plan period to have up to 15% of their annual base earnings, limited to $25,000 withheld to purchase our common stock. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. Under the ESPP the Company issued 216,183, 172,641 and 69,854 shares during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there were 1,286,297 shares available for future issuance under the ESPP. The following table summarizes the assumptions used to value the purchase rights granted under the ESPP during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Expected term (years)	0.5	0.5	0.5
Expected volatility	59.0%	58.0%	12.0%
Expected annual dividend	18.7%	12.2%	6.1%
Risk free rate	5.3%	5.4%	2.5%
For the years ended December 31, 2024, 2023 and 2022, we recognized $13.5 million, $12.5 million and $12.8 million, respectively, of compensation expense related to restricted stock awards, performance-based awards and the ESPP, which is recorded in general and administrative expense on our Consolidated Statements of Income (Loss).
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

During the year ended December 31, 2024, approximately 1,412,563 PSUs were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. During the year ended December 31, 2023, approximately 1,053,189 PSUs were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. During the year ended December 31, 2022, approximately 604,000 PSUs were excluded from the computation of diluted net loss per share because the performance conditions had not been met.
The dilutive effect of the Exchangeable Notes, which were repaid on June 15, 2024 (see Note 11) and the Convertible 2027 Notes are calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in the number of weighted average shares. The dilutive effect of the Warrants (see Note 11) is calculated using the treasury-stock method. During the years ended December 31, 2024, 2023 and 2022, the Warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.
The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Year Ended December 31,
(Thousands, except per share data)	2024	2023	2022
Basic earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$93,406	$(81,713)	$(8,275)
Less: Income allocated to participating securities	(2,080)	(1,207)	(1,135)
Dividends declared on convertible preferred stock	(20)	(20)	(20)
Net income (loss) attributable to common shares	$91,306	$(82,940)	$(9,430)
Denominator:
Basic weighted-average common shares outstanding	237,306	236,401	235,567
Basic earnings (loss) per common share	$0.38	$(0.35)	$(0.04)

	Year Ended December 31,
(Thousands, except per share data)	2024	2023	2022
Diluted earnings per share:
Numerator:
Net income (loss) attributable to shareholders	$93,406	$(81,713)	$(8,275)
Less: Income allocated to participating securities	(2,080)	(1,207)	(1,135)
Dividends declared on convertible preferred stock	(20)	(20)	(20)
Impact on if-converted dilutive securities	—	—	—
Net income (loss) attributable to common shares	$91,306	$(82,940)	$(9,430)
Denominator:
Basic weighted-average common shares outstanding	237,306	236,401	235,567
Impact on if-converted dilutive securities	—	—	—
Effect of dilutive non-participating securities	—	—	—
Weighted-average shares for dilutive earnings per common share	237,306	236,401	235,567
Dilutive earnings (loss) per common share	$0.38	$(0.35)	$(0.04)
For the year ended December 31, 2024, 48,024,097 potential common shares related to the Convertible 2027 Notes and the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive. For the year ended December 31, 2023, 53,700,524 potential common shares related to the Convertible 2027 Notes and the Exchangeable Notes were excluded from the computation of earnings per share, as their effect would have been anti-dilutive.

Note 14. Segment Information
Our management, including our chief executive officer, managed our operations as two reportable segments, Uniti Leasing and Uniti Fiber, in addition to our corporate operations, as described below.
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
Management evaluates the performance of each segment using Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, goodwill impairment charges, severance costs, costs related to the Settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. The Company believes that net income, as defined by GAAP, is the most appropriate earnings metric; however, we believe that Adjusted EBITDA serves as a useful supplement to net income because it allows investors, analysts and management to evaluate the performance of our segments in a manner that is comparable period over period. Adjusted EBITDA should not be considered as an alternative to net income as determined in accordance with GAAP.

The Company’s chief executive officer, who is our chief operating decision maker, reviews Adjusted EBITDA for the purpose of making operating decisions, assessing financial performance, and deciding how to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances monthly when making decisions about allocating capital and personnel to the segments.

Selected financial data related to our segments is presented below for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Total of Reportable Segments
Revenues	$880,490	$286,437	$—	$1,166,927

Adjusted EBITDA	$851,178	$111,557	$(22,669)	$940,066
Less:
Interest expense, net	(1,266)	39,150	473,480	511,364
Depreciation and amortization	182,363	132,391	56	314,810
Other, net				4,726
Transaction related and other costs				38,734
Gain on sale of real estate				(18,953)
Stock-based compensation				13,508
Income tax expense (benefit)	1,199	(18,977)	223	(17,555)
Net Income				$93,432

Capital expenditures	$247,392	$107,319	$123	$354,834

	Year Ended December 31, 2023
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Total of Reportable Segments
Revenues	$852,772	$297,059	$—	$1,149,831

Adjusted EBITDA	$829,557	$115,723	$(21,778)	$923,502
Less:
Interest expense, net	—	17,724	494,625	512,349
Depreciation and amortization	178,872	131,600	56	310,528
Other, net				20,893
Transaction related and other costs				12,611
Gain on sale of real estate				(2,164)
Goodwill impairment	—	203,998	—	203,998
Stock-based compensation				12,491
Income tax expense (benefit)	990	(68,671)	(793)	(68,474)
Adjustments for equity in earnings from unconsolidated entities	3,019	—	—	3,019
Net loss				$(81,749)

Capital expenditures	$277,235	$139,767	$—	$417,002

	Year Ended December 31, 2022
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Total of Reportable Segments
Revenues	$827,457	$301,390	$—	$1,128,847

Adjusted EBITDA	$806,027	$125,361	$(25,492)	$905,896
Less:
Interest expense, net	—	18,851	357,981	376,832
Depreciation and amortization	172,007	120,666	115	292,788
Other, net				(4,790)
Transaction related and other costs				10,340
Gain on sale of operations				(176)
Gain on sale of real estate				(433)
Goodwill impairment	—	240,500	—	240,500
Stock-based compensation				12,751
Income tax expense (benefit)	1,253	(29,031)	10,413	(17,365)
Adjustments for equity in earnings from unconsolidated entities	3,571	—	—	3,571
Net loss				$(8,122)

Capital expenditures	$263,269	$163,962	$336	$427,567
Significant segment expenses for our reportable segments are presented below for the periods indicated:

	Uniti Fiber
	Year Ended December 31,
(Thousands)	2024	2023	2022
Revenues	$286,437	$297,059	$301,390

Less:
Employee-related (excluding stock-based compensation):
Operating Expense	24,606	23,899	25,331
General and Administrative Expense	35,051	33,859	30,226
Network (a)	74,221	77,783	71,609
Installation, Equipment, & Other Non-recurring Charges (a)	12,030	13,820	20,800
Insurance (b)	4,691	3,727	2,463
Professional Fees (b)	4,325	4,560	4,318
Other	19,956	23,688	21,282
Adjusted EBITDA	$111,557	$115,723	$125,361
(a) Included within the Operating Expense (exclusive of depreciation, accretion and amortization) line item in our Consolidated Statements of Income (Loss).
(b) Included within the General and Administration Expense line item in our Consolidated Statements of Income (Loss).

Employee-related expenses include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses. Other includes office rent, IT costs, taxes and fees, advertising, other overhead expenses, and EBITDA adjustments.

	Uniti Leasing
	Year Ended December 31,
(Thousands)	2024	2023	2022
Revenues	$880,490	$852,772	$827,457

Less:
Employee-related (excluding stock-based compensation):
Operating Expense	644	359	1,117
General and Administrative Expense	5,751	5,385	7,661
Network (a)	20,513	18,751	14,803
Other	2,404	(1,280)	(2,151)
Adjusted EBITDA	$851,178	$829,557	$806,027
(a) Included within the Operating Expense (exclusive of depreciation, accretion and amortization) line item in our Consolidated Statements of Income (Loss).

Employee-related expenses include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses. Other includes insurance, professional fees, taxes and fees, other overhead expenses, and EBITDA adjustments.
Total assets by business segment as of December 31, 2024 and December 31, 2023 are as follows:

	December 31,
(Thousands)	2024	2023
Uniti Leasing	$3,158,309	$2,936,972
Uniti Fiber	1,985,828	1,956,381
Corporate	138,008	131,776
Total of reportable segments	$5,282,145	$5,025,129
Note 15. Commitments and Contingencies
Litigation
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Note 16. Accumulated Other Comprehensive Loss
In 2015, we entered into fixed for floating interest rate swap agreements to mitigate the interest rate risk inherent in our variable rate senior secured term loan facility. As result of the repayment of the senior secured term loan facility in 2020, we entered into receive-fixed interest rate swaps to offset our existing pay-fixed interest rate swaps, which matured on October 24, 2022. The Company discontinued hedge accounting as the hedge accounting requirements were no longer met and amounts in accumulated other comprehensive income (loss) as of the date of de-designation, were reclassified to interest expense as the hedged transactions impacted earnings.
On March 1, 2024, the Company entered into the ABS Loan Interest Rate Cap related to the ABS Loan Facility (as defined in Note 11). This interest rate cap was designated as a cash flow hedge, has a notional value of $275.0 million, and effectively caps the one-month term SOFR at 4.50%.

Changes in accumulated other comprehensive income (loss) by component is as follows for the years ended December 31, 2024, 2023 and 2022:

(Thousands)	2024	2023	2022
Cash flow hedge:
Balance at beginning of period attributable to shareholders	$—	$(30,353)	$(30,353)
Change in fair value of derivative asset	(656)	—	—
Amounts reclassified from accumulated other comprehensive income	22	—	—
Net other comprehensive loss	(634)	(30,353)	(30,353)
Less: Other comprehensive loss attributable to noncontrolling interest	0	—	—
Balance at end of period	(634)	(30,353)	(30,353)
Interest rate swap termination:
Balance at beginning of period attributable to common shareholders	—	30,353	21,189
Amounts reclassified from accumulated other comprehensive income	—	—	9,243
Balance at end of period	—	30,353	30,432
Less: Other comprehensive income attributable to noncontrolling interest	—	—	79
Balance at end of period attributable to common shareholders	—	30,353	30,353
Accumulated other comprehensive loss at end of period	$(634)	$—	$—
Note 17. Income Taxes
We elected on our initial U.S. federal income tax return to be treated as a REIT under the Code. To qualify as a REIT, we must distribute at least 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and excluding any capital gains, to shareholders, and meet certain organizational and operational requirements, including asset holding requirements. As a REIT, we will generally not be subject to U.S. federal income tax on income that we distribute as dividends to our shareholders. If we fail to qualify as a REIT in any taxable year unless certain relief provisions apply, prior to the completion of our Merger with Windstream (or if our Merger with Windstream is not consummated, if we fail to qualify as a REIT in future taxable years), we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates, and we could not deduct dividends paid to our shareholders in computing taxable income. Any resulting corporate liability could be substantial and could materially and adversely affect our net income and net cash available for distribution to shareholders. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from reelecting to be taxed as a REIT for the four taxable years following the year in which we failed to qualify or cease to qualify as a REIT.
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

Income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 as reported in the accompanying Consolidated Statements of Income (Loss) was comprised of the following:

	Year Ended December 31,
(Thousands)	2024	2023	2022
Current
Federal	$(311)	$(753)	$8,782
State	1,673	776	2,762
Total current expense	1,362	23	11,544

Deferred
Federal	(14,852)	(53,188)	(22,804)
State	(4,065)	(15,309)	(6,105)
Total deferred benefit	(18,917)	(68,497)	(28,909)
Total income tax benefit	$(17,555)	$(68,474)	$(17,365)
An income tax expense reconciliation between the U.S. statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31,
(Thousands)	2024	2023	2022
Income (loss) from continuing operations, before tax	$75,877	$(150,223)	$(25,487)
Income tax expense (benefit) at U.S. statutory federal rate	15,976	(31,547)	(5,352)
Increases (decreases) resulting from:
State taxes, net of federal benefit	(1,715)	(11,219)	(2,255)
Benefit of REIT status	(31,925)	(24,796)	(46,604)
Impairment of nondeductible goodwill	—	—	36,895
Return to accrual	(121)	(1,298)	(44)
Permanent differences	230	386	(5)
Income tax benefit	$(17,555)	$(68,474)	$(17,365)
The effective tax rate on income from continuing operations differs from tax at the statutory rate primarily due to our status as a REIT, and goodwill impairment in 2022 and 2023 which is not fully deductible for tax purposes.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The components of the Company's deferred tax assets and liabilities are as follows:

(Thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Deferred revenue	$35,907	$31,123
Stock-based compensation	776	629
Asset retirement obligation	1,742	1,511
Inventory reserve	132	133
Excess business interest expense	35,104	24,090
Lease asset liability	12,050	12,715
Settlement obligation	509	605
Debt discount and interest expense	122	841
Other intangible amortization	20,874	27,494
Other	3,762	4,560
Net operating loss carryforwards	169,488	156,482
Deferred tax assets	$280,466	$260,183

Deferred tax liabilities:
Property, plant and equipment	$(100,285)	$(97,459)
Customer list intangible	(34,578)	(37,159)
Right of use asset	(13,531)	(12,489)
Deferred or prepaid costs	(3,834)	(3,792)
Other	(193)	(156)
Deferred tax liabilities	$(152,421)	$(151,055)

Deferred tax asset, net	$128,045	$109,128
As of December 31, 2024, the Company’s deferred tax assets were primarily the result of U.S. federal and state net operating loss ("NOL") carryforwards.
As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. Management has evaluated sources of future taxable income, including the Company’s significant deferred tax liabilities and available tax planning strategies, and determined that sufficient positive evidence exists as of December 31, 2024, to conclude that it is more likely than not that all of its deferred tax assets are realizable, and therefore, no valuation allowance has been recorded.
We have total federal NOL carryforwards as of December 31, 2024 of approximately $164.4 million which will expire between 2030 and 2037, and approximately $441.4 million which will not expire but the utilization of which will be limited to 80% of taxable income annually under provisions enacted in the Tax Cut and Jobs Act.
With the exception of Tower Cloud, Inc., whose outstanding equity we acquired 100% of in August 2016, and Uniti Fiber Holdings Inc., our 2021 returns remain open to examination. As Tower Cloud, Inc. and Uniti Fiber Holdings Inc. have NOLs available to carry forward, the applicable tax years will generally remain open to examination several years after the applicable loss carryforwards have been utilized or expire.

The Company or its subsidiaries file tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain foreign jurisdictions. A reconciliation of the Company’s beginning and ending liability for unrecognized tax benefits is as follows:

(Thousands)	2024	2023
Balance at January 1	$1,734	$1,734
Balance at December 31	$1,734	$1,734

The Company’s entire liability for unrecognized tax benefit is expected to be recognized as income within the next 12 months as the period for assessment of tax expires.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as additional tax expense. The Company recorded no interest expense and penalties for the period ending December 31, 2024. The Company’s balance of accrued interest and penalties related to unrecognized tax benefits as of December 31, 2024 was $1.3 million.
Note 18. Supplemental Cash Flow Information
Cash paid for interest expense, net of capitalized interest and income taxes, net of refunds for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(Thousands)	2024	2023	2022
Cash payments for:
Interest, net of capitalized interest	$472,430	$460,734	$335,920
Income taxes, net of refunds	$2,573	$1,289	$9,437
Note 19. Capital Stock
The limited partner equity interests in our Operating Partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value.
During the year ended December 31, 2024, the Company exchanged 91,188 OP Units held by third parties, of which 76,466 OP Units were exchanged for an equal number of shares of our common stock and 14,722 OP Units were purchased for cash consideration of $0.1 million, representing approximately 86% of the OP Units held by third parties with a carrying value of $1.7 million as of the exchange dates. During the year ended December 31, 2023, the company exchanged no OP Units held by third parties. During the year ended December 31, 2022, the Company exchanged 591,349 OP Units held by third parties, of which 244,683 OP Units were exchanged for an equal number of common shares of the Company and 346,667 OP Units were exchanged for cash consideration of $4.6 million, representing approximately 85% of the OP Units held by third parties with a carrying value of $11.9 million as of the exchange dates.
We are authorized to issue up to 500,000,000 shares of voting common stock and 50,000,000 shares of preferred stock, of which 237,513,495 and 0 shares, respectively, were outstanding at December 31, 2024. We had 262,486,505 shares of voting common stock available for issuance at December 31, 2024.
Note 20. Dividends (Distributions)
Distributions with respect to our common stock is characterized for federal income tax purposes as taxable ordinary dividends, capital gains dividends, non-dividend distribution or a combination thereof. For the years ended December 31,

2024, 2023, and 2022, our common stock distribution per share was $0.45, $0.45 and $0.75, respectively, characterized as follows:

	Year Ended December 31,
	2024	2023	2022
Ordinary dividends	$0.39	$0.45	$0.75
Capital gain distribution	$0.04	$—	$—
Non-dividend distributions	$0.02	$—	$—
Total	$0.45	$0.45	$0.75
Note 21. Employee Benefit Plan
We sponsor a defined contribution plan under section 401(k) of the Internal Revenue Code, which covers employees who are 21 years of age and over. Under this plan, we match voluntary employee contributions at a rate of 100% for the first 3% of an employee’s annual compensation and at a rate of 50% for the next 2% of an employee’s annual compensation. Employees vest in our contribution immediately. Our expense related to the plan recognized for the years ended December 31, 2024, 2023 and 2022 was $2.2 million, $2.3 million and $2.2 million, respectively.
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
Note 22. Supplementary Unrestricted Subsidiary Information
During 2024, we formed ABS Parent and the ABS Bridge Loan Parties, each an indirect, bankruptcy-remote subsidiary of the Company. Concurrently, we designated the ABS Parent and ABS Bridge Loan Parties as unrestricted subsidiaries under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. See Note 11.

Below are the Consolidated Balance Sheets as of December 31, 2024, September 30, 2024, June 30, 2024, and March 31, 2024, and the Consolidated Statements of Income (Loss) for the year ended December 31, 2024, the nine months ended September 30, 2024, the six months ended June 30, 2024, and the three months ended March 31, 2024, respectively, of such unrestricted subsidiaries (in thousands):

UNAUDITED SUPPLEMENTAL INFORMATION

	Year Ended December 31, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$446,498	$3,763,249	$—	$4,209,747
Cash and cash equivalents	1,743	153,850	—	155,593
Restricted cash and cash equivalents	28,149	105	—	28,254
Accounts receivable, net	9,032	46,309	(3,923)	51,418
Goodwill	—	157,380	—	157,380
Intangible assets, net	—	275,414	—	275,414
Straight-line revenue receivable	798	108,072	—	108,870
Operating lease right-of-use assets, net	—	126,791	—	126,791
Other assets, net	—	211,031	(170,475)	40,556
Deferred income tax assets, net	—	128,045	—	128,045
Derivative asset	77	—	—	77
Total Assets	$486,297	$4,970,246	$(174,398)	$5,282,145

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$3,386	$90,225	$(3,923)	$89,688
Settlement payable (Note 3)	—	71,785	—	71,785
Intangible liabilities, net	—	145,703	—	145,703
Accrued interest payable	921	142,980	—	143,901
Deferred revenue	43,521	1,357,431	—	1,400,952
Dividends payable	—	665	—	665
Operating lease liabilities	—	80,504	—	80,504
Finance lease obligations	—	17,190	—	17,190
Notes and other debt, net	271,329	5,512,268	—	5,783,597
Total liabilities	319,157	7,418,751	(3,923)	7,733,985

Shareholders' Deficit:
Total shareholders' deficit	167,140	(2,448,505)	(170,475)	(2,451,840)
Total Liabilities and Shareholders' Deficit	$486,297	$4,970,246	$(174,398)	$5,282,145

	As of September 30, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$451,670	$3,704,872	$—	$4,156,542
Cash and cash equivalents	303	33,774	—	34,077
Restricted cash and cash equivalents	19,206	105	—	19,311
Accounts receivable, net	7,362	48,013	(3,771)	51,604
Goodwill	—	157,380	—	157,380
Intangible assets, net	—	282,839	—	282,839
Straight-line revenue receivable	706	105,117	—	105,823
Operating lease right-of-use assets, net	—	126,791	—	126,791
Other assets, net	—	242,652	(202,656)	39,996
Deferred income tax assets, net	—	124,077	—	124,077
Derivative asset	231	—	—	231
Total Assets	$479,478	$4,825,620	$(206,427)	$5,098,671

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$3,825	$95,790	$(3,771)	$95,844
Settlement payable	—	95,147	—	95,147
Intangible liabilities, net	—	148,377	—	148,377
Accrued interest payable	(374)	56,936	—	56,562
Deferred revenue	10,000	1,289,759	—	1,299,759
Dividends payable	—	2	—	2
Operating lease liabilities	—	78,785	—	78,785
Finance lease obligations	—	17,869	—	17,869
Notes and other debt, net	270,017	5,512,616	—	5,782,633
Total liabilities	283,468	7,295,281	(3,771)	7,574,978

Shareholders' Deficit:
Total shareholders' deficit	196,010	(2,469,661)	(202,656)	(2,476,307)
Total Liabilities and Shareholders' Deficit	$479,478	$4,825,620	$(206,427)	$5,098,671

	As of June 30, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$456,842	$3,635,957	$—	$4,092,799
Cash and cash equivalents	14	118,749	—	118,763
Restricted cash and cash equivalents	12,624	104	—	12,728
Accounts receivable, net	6,182	55,888	(5,416)	56,654
Goodwill	—	157,380	—	157,380
Intangible assets, net	—	290,264	—	290,264
Straight-line revenue receivable	597	101,113	—	101,710
Operating lease right-of-use assets, net	—	128,837	—	128,837
Other assets, net	—	241,769	(201,070)	40,699
Deferred income tax assets, net	—	117,780	—	117,780
Derivative asset	1,616	—	—	1,616
Total Assets	$477,875	$4,847,841	$(206,486)	$5,119,230

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$3,560	$88,961	$(5,416)	$87,105
Settlement payable	—	118,232	—	118,232
Intangible liabilities, net	—	151,050	—	151,050
Accrued interest payable	199	142,028	—	142,227
Deferred revenue	9,862	1,232,303	—	1,242,165
Dividends payable	—	1,134	—	1,134
Operating lease liabilities	—	79,812	—	79,812
Finance lease obligations	—	18,110	—	18,110
Notes and other debt, net	268,737	5,503,072	—	5,771,809
Total liabilities	282,358	7,334,702	(5,416)	7,611,644

Shareholders' Deficit:
Total shareholders' deficit	195,517	(2,486,861)	(201,070)	(2,492,414)
Total Liabilities and Shareholders' Deficit	$477,875	$4,847,841	$(206,486)	$5,119,230

	As of March 31, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$463,736	$3,578,749	$—	$4,042,485
Cash and cash equivalents	—	43,058	—	43,058
Restricted cash and cash equivalents	7,580	104	—	7,684
Accounts receivable, net	9,301	45,094	(5,811)	48,584
Goodwill	—	157,380	—	157,380
Intangible assets, net	—	297,689	—	297,689
Straight-line revenue receivable	525	96,134	—	96,659
Operating lease right-of-use assets, net	—	131,810	—	131,810
Other assets, net	—	243,510	(201,039)	42,471
Deferred income tax assets, net	—	114,904	—	114,904
Derivative asset	1,845	—	—	1,845
Total Assets	$482,987	$4,708,432	$(206,850)	$4,984,569

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$—	$95,850	$(5,811)	$90,039
Settlement payable	—	141,043	—	141,043
Intangible liabilities, net	—	153,724	—	153,724
Accrued interest payable	1,698	50,099	—	51,797
Deferred revenue	9,713	1,217,741	—	1,227,454
Dividends payable	—	37,048	—	37,048
Operating lease liabilities	—	81,778	—	81,778
Finance lease obligations	—	18,473	—	18,473
Notes and other debt, net	267,490	5,393,206	—	5,660,696
Total liabilities	278,901	7,188,962	(5,811)	7,462,052

Shareholders' Deficit:
Total shareholders' deficit	204,086	(2,480,530)	(201,039)	(2,477,483)
Total Liabilities and Shareholders' Deficit	$482,987	$4,708,432	$(206,850)	$4,984,569

	Year Ended December 31, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total Revenues	$71,494	$1,109,598	$(14,165)	$1,166,927

Costs and Expenses:
Interest expense, net	24,068	487,296	—	511,364
Depreciation and amortization	17,238	297,572	—	314,810
General and administrative expense	32,889	86,295	(14,165)	105,019
Operating expense (exclusive of depreciation, accretion and amortization)	—	140,377	—	140,377
Transaction related and other costs	—	38,734	—	38,734
Gain on sale of real estate	—	(18,953)	—	(18,953)
Other (income) expense, net	—	(301)	—	(301)
Total costs and expenses	74,195	1,031,020	(14,165)	1,091,050

Income (loss) before income taxes and equity in earnings from unconsolidated entities	(2,701)	78,578	—	75,877
Income tax benefit	—	(17,555)	—	(17,555)
Net income (loss)	$(2,701)	$96,133	$—	$93,432

	Nine Months Ended September 30, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total Revenues	$46,785	$836,782	$(9,955)	$873,612

Costs and Expenses:
Interest expense, net	16,950	364,743	—	381,693
Depreciation and amortization	12,067	222,795	—	234,862
General and administrative expense	23,594	66,907	(9,955)	80,546
Operating expense (exclusive of depreciation, accretion and amortization)	—	106,753	—	106,753
Transaction related and other costs	—	31,068	—	31,068
Gain on sale of real estate	—	(18,999)	—	(18,999)
Other (income) expense, net	—	(301)	—	(301)
Total costs and expenses	52,611	772,966	(9,955)	815,622

Income (loss) before income taxes and equity in earnings from unconsolidated entities	(5,826)	63,816	—	57,990
Income tax benefit	—	(13,869)	—	(13,869)
Net income (loss)	$(5,826)	$77,685	$—	$71,859

	Six Months Ended June 30, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total Revenues	$24,249	$562,792	$(5,676)	$581,365

Costs and Expenses:
Interest expense, net	9,786	240,900	—	250,686
Depreciation and amortization	6,895	148,642	—	155,537
General and administrative expense	13,257	46,268	(5,676)	53,849
Operating expense (exclusive of depreciation, accretion and amortization)	—	72,234	—	72,234
Transaction related and other costs	—	16,664	—	16,664
Gain on sale of real estate	—	(18,999)	—	(18,999)
Other (income) expense, net	—	(301)	—	(301)
Total costs and expenses	29,938	505,408	(5,676)	529,670

Income (loss) before income taxes and equity in earnings from unconsolidated entities	(5,689)	57,384	—	51,695
Income tax benefit	—	(7,934)	—	(7,934)
Net income (loss)	(5,689)	65,318	—	59,629

	Three Months Ended March 31, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total Revenues	$5,581	$280,837	$—	$286,418

Costs and Expenses:
Interest expense, net	2,295	120,916	—	123,211
Depreciation and amortization	—	77,485	—	77,485
General and administrative expense	72	28,061	—	28,133
Operating expense (exclusive of depreciation, accretion and amortization)	—	35,198	—	35,198
Transaction related and other costs	—	5,687	—	5,687
Gain on sale of real estate	—	(18,999)	—	(18,999)
Other (income) expense, net	—	(282)	—	(282)
Total costs and expenses	2,367	248,066	—	250,433

Income (loss) before income taxes and equity in earnings from unconsolidated entities	3,214	32,771	—	35,985
Income tax benefit	—	(5,363)	—	(5,363)
Net income (loss)	$3,214	$38,134	$—	$41,348

Note 23. Subsequent Events
On February 3, 2025, the ABS Notes Issuers, each an indirect, bankruptcy-remote subsidiary of the Company, issued $589.0 million aggregate principal amount of the ABS Notes, each with an anticipated repayment date in April 2030. The ABS Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts in the State of Florida and the Gulf Coast region of Louisiana, Mississippi and Alabama, including the assets of the ABS Bridge Loan Parties that secured the ABS Loan Facility, were contributed to the ABS Notes Obligors. The cash flow from these contributed assets will be used to service the obligations under the ABS Notes.
On February 3, 2025, Uniti used a portion of the net proceeds from the offering of the ABS Notes to repay and terminate the ABS Loan Facility and issued a notice of redemption to redeem $125.0 million aggregate principal amount of our February 2028 Secured Notes. Uniti redeemed the February 2028 Secured Notes called for redemption on February 14, 2025, at a redemption price of 103% of the redeemed principal amount plus accrued interest to, but excluding, the redemption date. See Note 11 for additional information.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. KPMG LLP's report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
(a) None.

(b) During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table contains information about our equity compensation plan as of December 31, 2024:

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	4,728,881	[1]
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,728,881

1	Amount includes 3,442,584 shares available for issuance under the Uniti Group Inc. 2015 Equity Incentive Plan and 1,286,297 shares under the Uniti Group Inc. Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference from the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Exchange Act in connection with our 2025 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
See Index to Consolidated Financial Statements in “Financial Statements and Supplementary Data.”
Financial Statement Schedules
Uniti Group Inc. Schedule I – Condensed Financial Information of the Registrant (Parent Company) Condensed Balance Sheets as of December 31, 2024 and 2023, and the related Condensed Statements of Comprehensive Income and Cash Flows for each of the three years ended December 31, 2024, including the related notes, appearing on pages S-1, S-2, S-3, and S-4 of this report.
Uniti Group Inc. Schedule II – Valuation and Qualifying Accounts for each of the three years ended December 31, 2024 appearing on page S-5 of this report.
Uniti Group Inc. Schedule III – Schedule of Real Estate Investments and Accumulated Depreciation as of December 31, 2024 appearing on page S-6 of this report.
Index to Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 26, 2015 (File No. 001-36708))

2.2
Second Amended and Restated Agreement of Limited Partnership of Uniti Group LP, dated as of December 12, 2022 (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 28 2023 (File No. 001-36708))

2.3
Agreement and Plan of Merger, dated as of May 3, 2024, by and between Uniti Group Inc. and Windstream Holdings II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

2.4
Amendment No. 1 to Agreement and Plan of Merger, dated July 17, 2024, by and between Uniti Group Inc. and Windstream Holdings II, LLC (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 1, 2024 (File No. 001-36708))

3.1
Articles of Amendment and Restatement of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 10, 2015 (File No. 001-36708))

3.2
Articles of Amendment of Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 28, 2017 (File No. 001-36708))

3.3	Articles of Amendment of Uniti Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 18, 2018 (File No. 001-36708))
3.4
Amended and Restated Bylaws of Uniti Group Inc., as amended November 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of November 2, 2023 (File No. 001-36708))

4.1
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 29, 2024 (File No. 001-36708))

4.2
Indenture, dated February 2, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.3
Form of 6.500% Senior Notes due 2029 (included in Exhibit 4.2 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 2, 2021 (File No. 001-36708))

4.4
Indenture, dated as April 20, 2021, by and among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 4.750% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708))

4.5
Form of 4.750% Senior Secured Notes due 2028 (included in Exhibit 4.4 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2021 (File No. 001-36708))

4.6
Indenture, dated October 13, 2021, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 6.000% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

4.7
Form of 6.000% Senior Notes due 2030 (included in Exhibit 4.6 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 13, 2021 (File No. 001-36708))

4.8
Indenture, dated December 12, 2022, among Uniti Group Inc., the other guarantors party thereto and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708))

4.9
Form of 7.50% Convertible Senior Notes due 2027 (included in Exhibit 4.8 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708))

4.10
Indenture, dated as February 14, 2023, by and among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as issuers, the guarantors party thereto, and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023 (File No. 001-36708))

4.11
Form of 10.50% Senior Secured Notes due 2028 (included in Exhibit 4.10 above) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 14, 2023 (File No. 001-36708))

4.12
Indenture, dated May 17, 2024, by and among Uniti Group LP, Uniti Group Finance 2019 Inc., Uniti Fiber Holdings Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent, governing the 10.50% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 17, 2024 (File No. 001-36708))

4.13
Form of 10.50% Senior Secured Notes due 2028 (included in Exhibit 4.12) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 17, 2024 (File No. 001-36708))

4.14
Second Supplemental Indenture, dated as of November 1, 2024, among Uniti Group LP, Uniti Fiber Holdings Inc., Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as Issuers, the guarantors named therein, and Deutsche Bank Company Americas, as trustee and collateral agent, relating to the 10.50% Senior Secured Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of November 8, 2024 (File No. 001-36708))

4.15
Base Indenture, dated as of February 3, 2025, by and among Uniti Fiber ABS Issuer LLC, Uniti Fiber TRS Issuer LLC, Uniti Fiber GulfCo LLC, Uniti Fiber TRS AssetCo LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC as of February 3, 2025 (File No. 001-36708))

4.16
Series 2025-1 Supplement, dated as of February 3, 2025, by and among Uniti Fiber ABS Issuer LLC, Uniti Fiber TRS Issuer LLC, Uniti Fiber GulfCo LLC, Uniti Fiber TRS AssetCo LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC as of February 3, 2025 (File No. 001-36708))

10.1
Settlement Agreement, dated as of May 12, 2020 by and among Windstream Holdings, Inc., Windstream Services, LLC and certain of their subsidiaries, and Uniti Group Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020 (File No. 001-36708))

10.2
Amended and Restated ILEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.3
Amended and Restated CLEC Master Lease, entered into as of September 18, 2020, by and between CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings II, LLC (as successor in interest to Windstream Holdings, Inc.), Windstream Services II, LLC (as successor in interest to Windstream Services, LLC) and the other entities listed therein, as Tenant (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020 (File No. 001-36708))

10.4
Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.5
Credit Agreement, dated as of April 24, 2015, by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as Borrowers, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.6
Amendment No. 1 to the Credit Agreement, dated as of October 21, 2016 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of October 21, 2016 (File No. 001-36708))

10.7
Amendment No. 2 to the Credit Agreement, dated as of February 9, 2017 by and among Communications Sales & Leasing, Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 9, 2017 (File No. 001-36708))

10.8
Amendment No. 3 (Incremental Amendment) to the Credit Agreement, dated as of April 28, 2017 by and among Uniti Group Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of May 1, 2017 and filed with the SEC as of May 2, 2017 (File No. 001-36708))

10.9
Amendment No. 4 and Limited Waiver to the Credit Agreement, dated as of March 18, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.10
Amendment No. 5 to the Credit Agreement, dated as of June 24, 2019, among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 24, 2019 (File No. 001-36708))

10.11
Amendment No. 6 and Limited Waiver to the Credit Agreement, dated as of February 10, 2020, among Uniti Group LP, Uniti Group Finance 2019 Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2020 (File No. 001-36708))

10.12
Amendment No. 7 to the Credit Agreement, dated as of December 10, 2020, by and among Uniti Group Inc., as parent guarantor, Uniti Group LP, Uniti Group Finance Inc., and CSL Capital, LLC, as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 10, 2020 (File No. 001-36708))

10.13
Amendment No. 8 to the Credit Agreement, dated as of March 24, 2023, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of March 27, 2023 (File No. 001-36708))

10.14
Amendment No. 9 to the Credit Agreement, dated as of June 17, 2024, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2024 and filed with the SEC as of June 18, 2024 (File No. 001-36708))

10.15
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2019, by and among Uniti Group LP, CSL Capital, LLC, Uniti Group Finance, Inc., and Uniti Fiber Holdings, Inc., as Issuers, and Deutsche Bank Trust Company Americas, as successor trustee, and Wells Fargo Bank, N.A., as resigning trustee (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 8, 2019 (File No. 001-36708))

10.16
Borrower Assumption Agreement and Joinder, dated as of May 9, 2017 by and among Uniti Group Inc., as initial borrower, Uniti Group LP and Uniti Group Finance Inc., as borrowers, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 9, 2017 (File No. 001-36708))

10.17
Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of April 27, 2015 (File No. 001-36708))

10.18
Form of Capped Call Transaction Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 12, 2022 (File No. 001-36708))

10.19+
Employment Agreement between Uniti Group Inc. and Kenneth Gunderman, effective as of December 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of December 14, 2018 (File No. 001-36708))

10.20+
Form of Severance Agreement for executive officers (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 28, 2023 (File No. 001-36708))

10.21+
Uniti Group Inc. 2015 Equity Incentive Plan, as amended and restated effective April 11, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 4, 2023 (File No. 001-36708))

10.22+
Form of Restricted Shares Agreement for employees (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.23+
Form of Restricted Shares Agreement for executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 16, 2024 and filed with the SEC as of May 20, 2024 (File No. 001-36708))

10.24+*	Form of Restricted Shares Agreement for executive officers
10.25+
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of March 18, 2019 (File No. 001-36708))

10.26+
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated and filed with the SEC as of February 28, 2023 (File No. 001-36708))

10.27+
Form of Performance-Based Restricted Stock Unit Agreement for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2024 and filed with the SEC as of May 20, 2024 (File No. 001-36708))

10.28+*	Form of Performance-Based Restricted Stock Unit Agreement for executive officers
10.29+
Form of Restricted Shares Agreement for non-employee directors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of June 3, 2015 (File No. 001-36708))

10.30+	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4 dated and filed with the SEC as of July 2, 2015 (File No. 333-205450))
10.31+
Communications Sales & Leasing, Inc. Deferred Compensation Plan, effective August 10, 2015 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of August 13, 2015 (File No. 001-36708))

10.32+
Uniti Group Inc. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 dated and filed with the SEC as of June 7, 2018 (File No. 333-225501))

10.33+
Uniti Group Inc. Annual Short-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 11, 2020 (File No. 001-36708))

10.34
Bridge Loan and Security Agreement, dated as of February 23, 2024, by and among Uniti Fiber Bridge Borrower LLC, Uniti Fiber Bridge HoldCo LLC, the subsidiary guarantors from time to time party thereto, Wilmington Trust, National Association, as administrative agent, collateral agent, account bank and verification agent, Barclays Bank PLC, as facility agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of February 26, 2024 (File No. 001-36708))

10.35
Voting Agreement, dated as of May 3, 2024, between Uniti Group Inc., Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P. and DEVONIAN II ICAV (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.36
Unitholder Agreement, dated as of May 3, 2024, by and between Uniti Group Inc., Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P., Nexus Aggregator L.P. and, solely for purposes of Section 2(b), Windstream Holdings II, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.37
Unitholder Agreement, dated as of May 3, 2024, by and between Uniti Group Inc. and certain Windstream investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.38
Form Stockholder Agreement, to be entered into by and among New Uniti, Elliott Investment Management L.P., Elliott Associates, L.P., Elliott International, L.P., Nexus Aggregator L.P. and DEVONIAN II ICAV (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

10.39
Form Stockholder Agreement, to be entered into by and among New Uniti and certain Windstream investors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708))

19*	Uniti Group Inc. Insider Trading Policy
21.1*	List of Subsidiaries of Uniti Group Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
Uniti Group Inc. Policy Regarding Repayment or Forfeiture of Certain Compensation by Executive Officers (“Clawback Policy”) (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K dated and filed with the SEC as of February 29, 2024 (File No. 001-36708))

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
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: February 21, 2025	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kenneth A. Gunderman	President and Chief Executive Officer	February 21, 2025
Kenneth A. Gunderman	(Principal Executive Officer)

/s/ Paul E. Bullington	Senior Vice President – Chief Financial Officer and Treasurer	February 21, 2025
Paul E. Bullington	(Principal Financial Officer)

/s/ Travis T. Black	Senior Vice President – Chief Accounting Officer	February 21, 2025
Travis T. Black	(Principal Accounting Officer)

/s/ Francis X. Frantz	Chairman and Director	February 21, 2025
Francis X. Frantz

/s/ Jennifer S. Banner	Director	February 21, 2025
Jennifer S. Banner

/s/ Scott G. Bruce	Director	February 21, 2025
Scott G. Bruce

/s/ Carmen Perez-Carlton	Director	February 21, 2025
Carmen Perez-Carlton

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Balance Sheets

(Thousands, except par value)	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$946	$627
Total Assets	$946	$627

Liabilities:
Accrued other liabilities	$6,545	$6,441
Dividends payable	663	36,144
Notes and other debt, net	300,227	298,408
Cash distributions and losses in excess of investments in consolidated subsidiaries	2,145,884	2,146,026
Total liabilities	2,453,319	2,487,019

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 237,513 shares at December 31, 2024 and 236,559 at December 31, 2023	24	24
Additional paid-in capital	1,236,045	1,221,824
Accumulated other comprehensive loss	(634)	—
Distributions in excess of accumulated earnings	(3,687,808)	(3,708,240)
Total Uniti shareholders' deficit	(2,452,373)	(2,486,392)
Total Liabilities, Convertible Preferred Stock, and Shareholders' Deficit	$946	$627
See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(Thousands)	2024	2023	2022
Costs and Expenses:
Interest Expense	$24,807	$24,625	$—
General and administrative expense	44	56	(17)
Transaction related costs	38	9	57
Total costs and expenses	24,889	24,690	40
Operating loss	(24,889)	(24,690)	(40)
Earnings (loss) from consolidated subsidiaries	118,518	(57,816)	2,178
Income (loss) before income taxes	93,629	(82,506)	2,138
Income tax expense (benefit)	223	(793)	10,413
Net income (loss) attributable to shareholders	93,406	(81,713)	(8,275)
Comprehensive income (loss) attributable to shareholders	$92,772	$(81,713)	$889
See notes to Consolidated Financial Statements of Uniti Group Inc. included in Financial Statements and Supplementary Data.

Uniti Group Inc.
Schedule I – Condensed Financial Information of
The Registrant (Parent Company)
Condensed Statements of Cash Flows

	Year Ended December 31,
(Thousands)	2024	2023	2022
Cash flow from operating activities
Net cash provided by (used in) operating activities	$108,315	$104,630	$(134,179)

Cash flow from investing activities
Proceeds from sale of real estate, net of cash	—	—	—
Net cash provided by investing activities	—	—	—

Cash flow from financing activities
Dividends paid	(108,455)	(107,405)	(142,950)
Proceeds from issuance of Notes	—	—	306,500
Payments for financing costs	—	—	(9,852)
Payment for settlement of common stock warrant	—	(56)	(522)
Net share settlement	(1,595)	(1,432)	(4,913)
Proceeds from termination of bond hedge option	—	59	1,190
Payments for capped call option	—	—	(21,149)
Intercompany transactions, net	1,397	1,368	4,907
Employee stock purchase plan	657	730	589
Net cash (used in) provided by financing activities	(107,996)	(106,736)	133,800
Net increase (decrease) in cash and cash equivalents	319	(2,106)	(379)
Cash and cash equivalents at beginning of period	627	2,733	3,112
Cash and cash equivalents at end of period	$946	$627	$2,733
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
Note 2. Subsidiary Transactions
Investment in Subsidiaries
During 2017, the parent company completed its reorganization (the “up-REIT Reorganization”) to operate through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through the Operating Partnership, that we control as general partner, with the only significant difference between the financial position and results of operations of the Operating Partnership and its subsidiaries compared to the consolidated financial position and consolidated results of operations of Uniti is that the results for the Operating Partnership and its subsidiaries do not include Uniti’s Consumer CLEC segment, which consisted of Talk America Services, LLC. We substantially completed the wind down of the Consumer CLEC Business as of the end of the second quarter of 2020. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of December 31, 2024, Uniti is the sole general partner of the Operating Partnership and own approximately 99.99% of the partnership interests in the Operating Partnership.
Dividends
Cash dividends received from subsidiaries and recorded in Cash Flow from Operating Activities in the Condensed Statement of Cash Flows were $106.7 million, $106.4 million and $141.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Uniti Group Inc.
Schedule II – Valuation and Qualifying Accounts
(dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for Doubtful Accounts
Year Ended December 31, 2024	$3,243	$1,126	$—	$(1,884)	$2,485
Year Ended December 31, 2023	$2,876	$1,302	$—	$(935)	$3,243
Year Ended December 31, 2022	$2,717	$571	$17	$(429)	$2,876

Uniti Group Inc.
Schedule III – Real Estate Investments and Accumulated Depreciation
As of December 31, 2024
(dollars in thousands)

Col. A	Col. B	Col. C	Col. D		Col. E	Col. F	Col. G	Col. H	Col. I
			Cost capitalized subsequent to acquisition(1) (3)						Life on which Depreciation in Latest Income
Description	Encumbrances	Initial cost to company(1)	Improvements	Carry Costs	Gross Amount Carried at Close of Period(5)	Accumulated Depreciation	Date of Construction(2)	Date Acquired(2)	Statements is Computed
Land	$—	(1)	(1)	(1)	$26,711	$—	(2)	(2)	Indefinite
Building and improvements	—	(1)	(1)	(1)	350,829	219,952	(2)	(2)	3 - 40 years
Poles	—	(1)	(1)	(1)	341,548	208,071	(2)	(2)	30 years
Fiber	—	(1)	(1)	(1)	3,974,475	1,793,513	(2)	(2)	30 years
Copper	—	(1)	(1)	(1)	3,972,806	3,501,166	(2)	(2)	20 years
Conduit	—	(1)	(1)	(1)	90,193	75,320	(2)	(2)	30 years
Towers	—	(1)	(1)	(1)	58	24	(2)	(2)	20 years
Other assets	—	(1)	(1)	(1)	10,432	5,655	(2)	(2)	15 - 20 years
Construction in progress	—	(1)	(1)	(1)	4,639	—	(2)	(2)	See Note 3
(1)Given the voluminous nature and variety of our real estate investment assets, this schedule omits columns C and D from the schedule III presentation.
(2)Because additions and improvements to our real estate investment assets are ongoing, construction and acquisition dates are not applicable.
(3)For the year ended December 31, 2024, the amount of capitalized costs related to the Distribution Systems is as follows (millions):

Tenant capital improvements(4)	$263.1
Growth capital improvements(5)	$230.8
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
(5)Pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion for certain Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream (or the applicable tenant under the Windstream Lease) to certain ILEC and CLEC properties.
(6)Aggregate cost for Federal income tax purposes related to our real estate investment assets is $7.9 billion.

Uniti Group Inc.
Schedule III – Real Estate Investments and Accumulated Depreciation
As of December 31, 2024
(dollars in thousands)

	2024	2023
Gross amount at beginning	$8,395,630	$8,066,830
Additions during period:
Tenant capital improvements(1)	158,523	132,622
Growth capital improvements(1)	230,815	250,000
Acquisitions	11,128	28,244
Other	—	—
Total additions	400,466	410,866

Deductions during period:
Cost of real estate sold or disposed	24,405	25,004
Other	—	57,062
Total deductions	24,405	82,066

Balance at end	$8,771,691	$8,395,630
(1) During the year ended December 31, 2024, TCIs totaled $263.1 million, offset by $104.6 million which represented the reimbursement of Growth Capital Improvements completed in 2023 that were previously classified as TCIs and are included within the Growth Capital Improvement additions of $230.8 million.

	2024	2023
Gross amount of accumulated depreciation at beginning	$5,649,568	$5,509,904
Additions during period:
Depreciation	178,075	175,085
Other	—	—
Total additions	178,075	175,085

Deductions during period:
Amount of accumulated depreciation for assets sold or disposed	23,942	24,587
Other	—	10,834
Total deductions	23,942	35,421

Balance at end	$5,803,701	$5,649,568