Form 10-K/A
period 2024-12-31
Uniti Group Inc.
filed 2025-03-07
CIK 1620280

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
Auditor Firm Id: 185    Auditor Name: KPMG LLP    Auditor Location: Dallas, Texas

Explanatory Note

Uniti Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to its Annual Report for the year ended December 31, 2024 (the “Original 10-K”) filed with the U.S. Securities and Exchange Commission on February 21, 2025 to include financial statements and related notes of Windstream Holdings II, LLC and consolidated subsidiaries (collectively, “Windstream”), the Company’s most significant customer. For the years ended December 31, 2024, 2023 and 2022, 68.3%, 67.3% and 66.5% of our revenues, respectively, were derived from leasing the Company’s fiber and copper networks and other real estate to Windstream.

The Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the Windstream audited financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022, prepared in accordance with generally accepted accounting principles in the United States, (ii) the consent of the independent registered public accounting firm of Windstream and (iii) certifications by our Chief Executive Officer and Chief Financial Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

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

10.24+#	Form of Restricted Shares Agreement for executive officers
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

10.28+#	Form of Performance-Based Restricted Stock Unit Agreement for executive officers
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

19#	Uniti Group Inc. Insider Trading Policy
21.1#	List of Subsidiaries of Uniti Group Inc.
23.1#	Consent of KPMG LLP, independent registered public accounting firm
23.2*	Consent of PricewaterhouseCoopers LLP, independent registered accounting firm of Windstream Holdings II, LLC
31.1#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
Uniti Group Inc. Policy Regarding Repayment or Forfeiture of Certain Compensation by Executive Officers (“Clawback Policy”) (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K dated and filed with the SEC as of February 29, 2024 (File No. 001-36708))

99.1*	Financial Statements of Windstream Holdings II, LLC
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________

*	Filed herewith
+	Constitutes a management contract or compensation plan or arrangement.
#	Incorporated by reference to the corresponding exhibit to the Original 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITI GROUP INC.

Date: March 7, 2025	By:	/s/ Kenneth A. Gunderman
Kenneth A. Gunderman
President and Chief Executive Officer