Form 10-Q
period 2025-03-31
Uniti Group Inc.
filed 2025-05-06
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 29, 2025, the registrant had 245,453,420 shares of common stock, $0.0001 par value per share, outstanding.

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
Words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “believe(s),” “may,” “will,” “would,” “could,” “should,” “seek(s)” and similar expressions, or the negative of these terms, are intended to identify such forward-looking statements. These statements are based on management's current expectations and beliefs and are subject to a number of risks and uncertainties that could lead to actual results differing materially from those projected, forecasted or expected. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors which could have a material adverse effect on our operations and future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:
•our and Windstream’s ability to consummate our Merger (as defined herein) with Windstream on the expected terms or according to the anticipated timeline;
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
•adverse impacts of inflation, higher interest rates, tariffs, trade restrictions and the potential for economic slowdown on our employees, our business, the business of our customers and other business partners and the global financial markets;
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
•other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and
•additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 21, 2025, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 7, 2025 (the "Annual Report"), as well as those described from time to time in our future reports filed with the SEC.
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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Uniti Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(Thousands, except par value)	March 31, 2025	December 31, 2024
Assets:
Property, plant and equipment, net	$4,282,359	$4,209,747
Cash and cash equivalents	91,956	155,593
Restricted cash and cash equivalents	38,319	28,254
Accounts receivable, net	43,761	51,418
Goodwill	157,380	157,380
Intangible assets, net	267,988	275,414
Straight-line revenue receivable	112,429	108,870
Operating lease right-of-use assets, net	126,410	126,791
Other assets	38,861	40,633
Deferred income tax assets, net	132,951	128,045
Total Assets	$5,292,414	$5,282,145
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$79,678	$89,688
Settlement payable (Note 11)	48,142	71,785
Intangible liabilities, net	143,030	145,703
Accrued interest payable	57,022	143,901
Deferred revenue	1,334,470	1,400,952
Dividends payable	277	665
Operating lease liabilities	80,399	80,504
Finance lease obligations	16,446	17,190
Notes and other debt, net	5,970,404	5,783,597
Total liabilities	7,729,868	7,733,985

Commitments and contingencies (Note 11)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 238,557 shares at March 31, 2025 and 237,513 shares at December 31, 2024	24	24
Additional paid-in capital	1,237,987	1,236,045
Accumulated other comprehensive loss	(515)	(634)
Distributions in excess of accumulated earnings	(3,675,200)	(3,687,808)
Total Uniti shareholders' deficit	(2,437,704)	(2,452,373)
Noncontrolling interests:
Operating partnership units	—	283
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	250
Total shareholders' deficit	(2,437,454)	(2,451,840)
Total Liabilities and Shareholders' Deficit	$5,292,414	$5,282,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(Thousands, except per share data)	2025	2024
Revenues:
Revenue from rentals
Uniti Leasing	$220,913	$215,992
Uniti Fiber	16,110	12,163
Total revenue from rentals	237,023	228,155
Service revenues
Uniti Leasing	1,455	1,629
Uniti Fiber	55,431	56,634
Total service revenues	56,886	58,263
Total revenues	293,909	286,418

Costs and Expenses:
Interest expense, net	137,987	123,211
Depreciation and amortization	79,683	77,485
General and administrative expense	28,309	28,133
Operating expense (exclusive of depreciation and amortization)	32,381	35,198
Transaction related and other costs	7,847	5,687
Gain on sale of real estate	—	(18,999)
Other expense, net	—	(282)
Total costs and expenses	286,207	250,433

Income before income taxes and equity in earnings from unconsolidated entities	7,702	35,985
Income tax benefit	(4,518)	(5,363)
Net income	12,220	41,348
Net income attributable to noncontrolling interests	—	19
Net income attributable to shareholders	12,220	41,329
Participating securities' share in earnings	(335)	(436)
Dividends declared on convertible preferred stock	(5)	(5)
Net income attributable to common shareholders	$11,880	$40,888

Income per common share:
Basic	$0.05	$0.17
Diluted	$0.05	$0.16

Weighted-average number of common shares outstanding:
Basic	238,062	236,901
Diluted	238,062	292,407
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(Thousands)	2025	2024
Net income	$12,220	$41,348
Other comprehensive income (loss):
Unrealized loss on valuation of interest rate cap	(68)	(355)
Reclassification of realized interest on interest rate cap	187	188
Other comprehensive income (loss)	119	(167)
Comprehensive income	12,339	41,181
Comprehensive income attributable to noncontrolling interest	—	19
Comprehensive income attributable to shareholders	$12,339	$41,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited)

	For the three months ended March 31,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	236,558,601	$24	$1,221,824	$—	$(3,708,240)	$2,021	$250	$(2,484,121)
Net income	—	—	—	—	—	—	41,329	19	—	41,348
Other comprehensive loss	—	—	—	—	—	(167)	—	—	—	(167)
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(36,686)	—	—	(36,686)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(16)	—	(16)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,515)	—	—	—	—	(1,515)
Stock-based compensation	—	—	667,051	—	3,348	—	—	—	—	3,348
Issuance of common stock - employee stock purchase plan	—	—	83,047	—	326	—	—	—	—	326
Balance at March 31, 2024	—	$—	237,308,699	$24	$1,223,983	$(167)	$(3,703,597)	$2,024	$250	$(2,477,483)

Balance at December 31, 2024	—	$—	237,513,495	$24	$1,236,045	$(634)	$(3,687,808)	$283	$250	$(2,451,840)
Net income	—	—	—	—	—	—	12,220	—	—	12,220
Other comprehensive income	—	—	—	—	—	119	—	—	—	119
Performance award dividend	—	—	—	—	—	—	388	—	—	388
Exchange of noncontrolling interest	—	—	—	—	204	—	—	(283)	—	(79)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(2,301)	—	—	—	—	(2,301)
Stock-based compensation	—	—	924,175	—	3,761	—	—	—	—	3,761
Issuance of common stock - employee stock purchase plan	—	—	119,169	—	278	—	—	—	—	278
Balance at March 31, 2025	—	$—	238,556,839	$24	$1,237,987	$(515)	$(3,675,200)	$—	$250	$(2,437,454)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(Thousands)	2025	2024
Cash flow from operating activities
Net income	$12,220	$41,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,683	77,485
Amortization of deferred financing costs and debt discount	5,522	5,035
Loss on extinguishment of debt, net	8,515	—
Interest rate cap amortization	196	188
Deferred income taxes	(4,906)	(5,776)
Cash paid for interest rate cap	—	(2,200)
Straight-line revenues and amortization of below-market lease intangibles	(6,859)	(8,822)
Stock-based compensation	3,761	3,348
(Gain) loss on asset disposals	(313)	228
Gain on sale of real estate	—	(18,999)
Accretion of settlement obligation	862	1,965
Other	573	20
Changes in assets and liabilities:
Accounts receivable	7,657	(2,226)
Other assets	6,182	1,139
Accounts payable, accrued expenses and other liabilities	(104,526)	(86,543)
Net cash provided by operating activities	8,567	6,190
Cash flow from investing activities
Capital expenditures	(208,060)	(167,939)
Proceeds from sale of other equipment	406	341
Proceeds from sale of real estate	—	40,011
Proceeds from sale of unconsolidated entity	—	40,000
Net cash used in investing activities	(207,654)	(87,587)
Cash flow from financing activities
Repayment of debt	(400,000)	—
Proceeds from issuance of notes	589,000	—
Dividends paid	—	(35,800)
Payments of settlement payable	(24,505)	(24,505)
Borrowings under revolving credit facility	40,000	80,000
Payments under revolving credit facility	(40,000)	(215,000)
Proceeds from ABS Loan Facility	—	275,000
Finance lease payments	(648)	(696)
Payments for financing costs	(12,479)	(7,919)
Costs related to the early repayment of debt	(3,750)	—
Distributions paid to noncontrolling interests	—	(16)
Payment for noncontrolling interest	(80)	—
Employee stock purchase program	278	326
Payments related to tax withholding for stock-based compensation	(2,301)	(1,515)
Net cash provided by financing activities	145,515	69,875
Net decrease in cash, restricted cash and cash equivalents	(53,572)	(11,522)
Cash, restricted cash and cash equivalents at beginning of period	183,847	62,264

Cash, restricted cash and cash equivalents at end of period	$130,275	$50,742

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$11,790	$9,009
Tenant capital improvements	$110,208	$66,082
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
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2025, we are the sole general partner of the Operating Partnership and own 100.00% of the partnership interests in the Operating Partnership.
Our Proposed Merger with Windstream
On May 3, 2024, Uniti entered into an Agreement and Plan of Merger, by and between Uniti and Windstream, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 17, 2024 (as it may be further amended and/or restated from time to time, the "Merger Agreement"). Upon the terms and subject to the conditions set forth in the Merger Agreement and following a pre-closing reorganization of Windstream, an affiliate of Windstream identified as "Merger Sub" in the Merger Agreement will merge with and into Uniti (the "Merger"), with Uniti surviving the Merger, with the result that both of Uniti and Windstream's successor by merger will be indirect wholly owned subsidiaries of Windstream Parent Inc., a Delaware corporation that is currently an indirect wholly owned subsidiary of Windstream (“New Uniti”). In connection with the Merger, Windstream Parent, Inc. will be renamed Uniti Group Inc. Following the Merger, the common stock of New Uniti (“New Uniti Common Stock”) is expected to be listed on the Nasdaq Global Market under the proposed symbol “UNIT.” Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders, which was obtained April 2, 2025, and receipt of required regulatory approvals.
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

Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders, which was obtained April 2, 2025, and receipt of required regulatory approvals, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of approvals from the Federal Communications Commission and certain state public utility commissions. We currently expect our Merger with Windstream to close in the second half of 2025.

Upon consummation of the Merger, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases (as defined herein) and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain growth capital improvements, will remain in place. All Windstream debt obligations would remain obligations of Windstream and our debt obligations would remain as ours, with no cross-guarantees or credit support between the Company and Windstream. In September and October 2024, Windstream undertook a series of transactions through which it amended the terms of its outstanding debt to, among other things, allow for the consolidation of Uniti's and Windstream's debt following the completion of the Merger into a single silo under a common parent entity (the "Post-Closing Reorganization"). In April 2025, we amended our Credit Agreement (as defined herein) to modify its lien covenant to facilitate the Post-Closing Reorganization. As a result, following the completion of the Merger, Uniti may, but is not required to, consummate the Post-Closing Reorganization. If the Post-Closing Reorganization is completed, certain existing agreements and arrangements presently in effect between Uniti and Windstream, including the Windstream Leases and the settlement agreement described above, could be (but are not required to be) terminated. In addition, if the Post-Closing Reorganization is completed, each obligor under Uniti's outstanding debt (other than the ABS Notes, as defined herein) would become an obligor under Windstream's outstanding debt, and each obligor under Windstream's outstanding debt would become an obligor under Uniti's outstanding debt (other than the ABS Notes, as defined herein).

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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 21, 2025, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 7, 2025 (the “Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.

Concentration of Credit Risks—Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream's incumbent local exchange carrier ("ILEC") operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream's consumer competitive local exchange carrier ("CLEC") operations. Revenue under the Windstream Leases provided 68.4% and 68.8% of our revenue for the three months ended March 31, 2025 and 2024, respectively. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to service debt if Windstream were to default under the Windstream Leases or otherwise experience operating or liquidity difficulties and become unable to generate sufficient cash to make payments to us.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands the disclosure requirements for income taxes and enhances the transparency and decision-usefulness of income tax disclosures. The standard requires disclosure of additional specified categories in the rate reconciliation in both percentage and dollar amounts as well as greater disaggregation of income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires additional disclosure about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it will have on our financial statements.

Note 3. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended March 31,
(Thousands)	2025	2024
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Uniti Fiber
Lit backhaul	$17,745	$17,722
Enterprise and wholesale	28,117	26,893
E-Rate and government	9,606	11,144
Other	(37)	875
Uniti Fiber	55,431	56,634
Uniti Leasing	1,455	1,629
Total revenue from contracts with customers	56,886	58,263
Revenue accounted for under leasing guidance
Uniti Leasing	220,913	215,992
Uniti Fiber	16,110	12,163
Total revenue accounted for under leasing guidance	237,023	228,155
Total revenue	$293,909	$286,418
At March 31, 2025 and December 31, 2024, lease receivables were $19.0 million and $28.8 million, respectively, and receivables from contracts with customers were $21.8 million and $19.1 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three months ended March 31, 2025, we recognized revenues of $1.6 million which were included in the December 31, 2024 contract liabilities balance.
The following table provides information about contract assets and contract liabilities accounted for under the Accounting
Standards Codification 606, Revenue from Contracts with Customers ("ASC 606").

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2024	$—	$10,014
Balance at March 31, 2025	$423	$10,484

Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of March 31, 2025, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $594.9 million, of which $526.9 million is related to contracts that are currently being invoiced and have an average remaining contract term of 3.0 years, while $68.0 million represents our backlog for sales bookings which have yet to be installed and have an average contract term of 5.4 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the three months ended March 31, 2025 and 2024 respectively, are as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Lease income - operating leases	$237,023	$228,155
Lease payments to be received under non-cancellable operating leases where we are the lessor for the remainder of the lease terms as of March 31, 2025 are as follows:

(Thousands)	March 31, 2025⁽¹⁾
2025	$629,994
2026	858,884
2027	860,585
2028	860,567
2029	860,008
Thereafter	795,011
Total lease receivables	$4,865,049
(1) Total future minimum lease payments to be received include $4.0 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	March 31, 2025	December 31, 2024
Land	$26,737	$26,711
Building and improvements	351,541	350,829
Poles	347,551	341,548
Fiber	4,323,867	4,222,895
Equipment	437	437
Copper	3,975,650	3,972,806
Conduit	90,193	90,193
Tower assets	58	58
Finance lease assets	1,889	1,889
Other assets	10,432	10,432
	9,128,355	9,017,798
Less: accumulated depreciation	(5,898,366)	(5,852,579)
Underlying assets under operating leases, net	$3,229,989	$3,165,219
Depreciation expense for the underlying assets under operating leases where we are the lessor for the three months ended March 31, 2025 and 2024, respectively, is summarized as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Depreciation expense for underlying assets under operating leases	$47,860	$46,005
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
As of March 31, 2025, we have short-term lease commitments amounting to approximately $3.4 million.
Future lease payments under non-cancellable leases as of March 31, 2025 are as follows:

(Thousands)	Operating Leases	Finance Leases
2025	$13,160	$3,174
2026	15,171	4,106
2027	12,299	3,399
2028	10,577	2,572
2029	8,779	1,877
Thereafter	100,003	7,298
Total undiscounted lease payments	$159,989	$22,426
Less: imputed interest	(79,590)	(5,980)
Total lease liabilities	$80,399	$16,446

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
The following table summarizes the fair value of our financial instruments at March 31, 2025 and December 31, 2024:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At March 31, 2025
Liabilities
Senior secured notes - 10.50% due February 15, 2028	$2,948,191	$—	$2,948,191	$—
Senior secured notes - 4.75%, due April 15, 2028	545,372	—	545,372	—
Senior unsecured notes - 6.50% , due February 15, 2029	1,007,399	—	1,007,399	—
Senior unsecured notes - 6.00%, due January 15, 2030	612,118	—	612,118	—
Convertible senior notes - 7.50%, due December 1, 2027	306,469	—	306,469	—
ABS Notes (Class A-2) - 5.88% due April 1, 2030	430,516	—	430,516	—
ABS Notes (Class B) - 6.37% due April 1, 2030	65,878	—	65,878	—
ABS Notes (Class C) - 9.02% due April 1, 2030	99,646	—	99,646	—
Settlement payable	48,408	—	48,408	—
Total	$6,063,997	$—	$6,063,997	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2024
Assets
Derivative asset	$77	$—	$77	$—
Total	$77	$—	$77	$—

At December 31, 2024
Liabilities
Senior secured notes - 10.50% due February 15, 2028	$3,098,766	$—	$3,098,766	$—
Senior secured notes - 4.75%, due April 15, 2028	534,518	—	534,518	—
Senior unsecured notes - 6.50% , due February 15, 2029	1,007,399	—	1,007,399	—
Senior unsecured notes - 6.00%, due January 15, 2030	616,217	—	616,217	—
Convertible senior notes - 7.50%, due December 1, 2027	348,613	—	348,613	—
ABS Loan Facility, variable rate, due September 1, 2025	273,625	—	273,625	—
Settlement payable	71,723	—	71,723	—
Total	$5,950,861	$—	$5,950,861	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our outstanding notes and other debt was $6.05 billion at March 31, 2025, with a fair value of $6.02 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). See Note 11. The Settlement Payable was initially recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. As of March 31, 2025, the remaining Settlement Payable is $48.1 million. There have been no changes in the valuation methodologies used since the initial recording.

Note 6. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Dollars in Thousands)	Depreciable Lives	March 31, 2025	December 31, 2024
Land	Indefinite	$30,634	$30,577
Building and improvements	3 - 40 years	376,893	374,668
Poles	30 Years	347,552	341,548
Fiber	30 Years	5,365,564	5,253,959
Equipment	5 - 7 years	510,673	499,678
Copper	20 Years	3,975,650	3,972,806
Conduit	30 Years	90,193	90,193
Tower assets	20 Years	1,221	1,221
Finance lease assets	See Note 3	52,723	52,789
Other assets	15 - 20 years	10,433	10,450
Construction in progress	See Note 3	44,223	36,774
Corporate assets	3 - 7 years	16,731	16,499
		10,822,490	10,681,162
Less accumulated depreciation		(6,540,131)	(6,471,415)
Net property, plant and equipment		$4,282,359	$4,209,747
(1) See our Annual Report for property, plant and equipment accounting policies.
Depreciation expense for the three months ended March 31, 2025 and 2024 was $72.3 million and $70.1 million, respectively.
CableSouth Transaction
In 2018, we acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease.

During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management ("MAM") pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40.0 million (the "CableSouth Transaction"). The Company completed the CableSouth Transaction on January 31, 2024 and recorded a $19 million gain on sale of real estate in our Condensed Consolidated Statements of Income during the three months ended March 31, 2024.

The CableSouth Transaction is included in the results of the Uniti Leasing segment, and because the sale does not represent a strategic shift that will have a major effect on operations and financial results, it does not qualify for presentation as a discontinued operation.

Note 7. Goodwill and Intangible Assets and Liabilities
Changes in the carrying amount of goodwill occurring during the three months ended March 31, 2025 are as follows:

(Thousands)	Uniti Fiber	Total
Goodwill at December 31, 2024	$672,878	$672,878
Accumulated impairment charges as of December 31, 2024	(515,498)	(515,498)
Balance at December 31, 2024	$157,380	$157,380

Goodwill at March 31, 2025	$672,878	$672,878
Accumulated impairment charges as of March 31, 2025	(515,498)	(515,498)
Balance at March 31, 2025	$157,380	$157,380
Carrying value of intangible assets and liabilities at March 31, 2025 and December 31, 2024 are as follows:

(Thousands)	March 31, 2025		December 31, 2024
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(180,022)	$416,104	$(174,326)
Contracts	52,536	(29,552)	52,536	(27,910)
Underlying Rights	10,497	(1,575)	10,497	(1,487)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(211,149)		(203,723)
Total intangible assets, net	$267,988		$275,414

Finite life intangible liabilities:
Below-market leases	$191,154	$(48,124)	$191,154	$(45,451)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(48,124)		(45,451)
Total intangible liabilities, net	$143,030		$145,703
As of March 31, 2025, the remaining weighted average amortization period of the Company’s intangible assets was 13.0 years, 3.5 years, and 25.5 years for customer lists, contracts, and underlying rights, respectively. As of March 31, 2025, the total remaining weighted average amortization period for total intangible assets was 12.6 years.
Amortization expense for the three months ended March 31, 2025 and 2024 was $7.4 million and $7.4 million, respectively. Amortization expense is estimated to be $29.7 million for the full year of 2025, $29.7 million in 2026, $29.7 million in 2027, $28.1 million in 2028, and $23.1 million in 2029.
We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three months ended March 31, 2025 and 2024 was $2.7 million and $2.7 million, respectively. As of March 31, 2025, the remaining weighted average amortization period of the Company’s intangible liabilities was 14.9 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2025, $10.7 million in 2026, $10.7 million in 2027, $10.2 million in 2028, and $8.8 million in 2029.

Note 8. Notes and Other Debt
All debt, other than our 7.50% convertible senior notes due 2027, are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below. The Company is a guarantor of our senior notes and borrowings under our Revolving Credit Facility. The Company is the primary obligor of our 7.50% convertible senior notes due 2027, and the Operating partnership and other obligors under our senior notes guarantee such debt.
Notes and other debt are as follows:

(Thousands)	March 31, 2025	December 31, 2024
Principal amount	$6,050,500	$5,861,500
Less unamortized discount, premium and debt issuance costs	(80,096)	(77,903)
Notes and other debt less unamortized discount, premium and debt issuance costs	$5,970,404	$5,783,597
Notes and other debt at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025		December 31, 2024
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 10.50%, due February 15, 2028 (discount is based on imputed interest rate of 10.99%)	$2,775,000	$(33,461)	$2,900,000	$(37,522)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(4,647)	570,000	(4,998)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(12,408)	1,110,000	(13,101)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(7,660)	700,000	(8,000)
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(5,794)	306,500	(6,273)
ABS Bridge Loan Facility variable rate, due September 1, 2025 (discount is based on imputed interest rate of 10.33%)	—	—	275,000	(3,671)
ABS Notes (Class A-2) - 5.88%, due April 1, 2030 (discount is based on imputed interest rate of 6.36%)	426,000	(8,772)	—	—
ABS Notes (Class B) - 6.37%, due April 1, 2030 (discount is based on imputed interest rate of 6.86%)	65,000	(1,339)	—	—
ABS Notes (Class C) - 9.02%, due April 1, 2030 (discount is based on imputed interest rate of 9.54%)	98,000	(2,022)	—	—
Senior secured revolving credit facility, variable rate, due September 24, 2027	—	(3,993)	—	(4,338)
Total	$6,050,500	$(80,096)	$5,861,500	$(77,903)

At March 31, 2025, notes and other debt included the following: (i) the Revolving Credit Facility (as defined below) pursuant to that certain credit agreement, dated as of April 24, 2015, by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein, as amended (the “Credit Agreement”), of which no borrowings were outstanding as of March 31, 2025; (ii) $589.0 million aggregate principal amount of secured fiber network revenue term notes (the "ABS Notes") due April 1, 2030, consisting of $426.0 million 5.88% Series 2025-1, Class A-2 term notes, $65.0 million 6.37% Series 2025-1, Class B term notes, and $98.0 million 9.02% Series 2025-1, Class C term notes, entered into by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the "ABS Notes Issuers"), each an indirect, bankruptcy-remote subsidiary of the Company, (iii) $2.8 billion aggregate principal amount of 10.50% Senior Secured Notes due February 15, 2028 (the “February 2028 Secured Notes”); (iv) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”); (v) $1.1 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February

15, 2029 (the “2029 Notes”); (vi) $700.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”); and (vii) $306.5 million aggregate principal amount of 7.50% Convertible Senior Notes due December 1, 2027 (the "Convertible 2027 Notes" and collectively with the ABS Notes, February 2028 Secured Notes, April 2028 Secured Notes, 2029 Notes, and 2030 Notes, the “Notes”). The terms of the Notes are as described in the Company’s Annual Report.
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
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of March 31, 2025, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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

The ABS Loan Agreement provided for a secured, multi-draw term loan facility of up to $350 million (the “ABS Loan Facility”). As of December 31, 2024, an aggregate of $275 million principal amount of loans under the ABS Loan Facility had been drawn.

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
On February 3, 2025, the ABS Notes Issuers issued $589.0 million aggregate principal amount of the ABS Notes, consisting of $426.0 million 5.88% Series 2025-1, Class A-2 term notes, $65.0 million 6.37% Series 2025-1, Class B term notes and $98.0 million 9.02% Series 2025-1, Class C term notes, each with an anticipated repayment date in April 2030. The ABS Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts in the State of Florida and the Gulf Coast region of Louisiana, Mississippi and Alabama, including the assets of the ABS Bridge Loan Parties that secured the ABS Loan Facility, were contributed to the ABS Notes Issuers, Uniti Fiber GulfCo LLC and Uniti Fiber TRS AssetCo LLC (collectively, the “ABS Notes Obligors”). The cash flow from these contributed assets will be used to service the obligations under the ABS Notes.

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

The ABS Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the ABS Notes Issuers maintain a liquidity reserve account to be used to make required payments in respect of the ABS Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the ABS Notes prior to the quarterly payment date in April 2030, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the ABS Notes Base Indenture, the ABS Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The ABS Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the ABS Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.
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
During the three months ended March 31, 2025, we recognized a $3.2 million loss on the extinguishment of the ABS Loan Facility and a $5.3 million loss on the partial extinguishment of the February 2028 Secured Notes within interest expense, net on the Condensed Consolidated Statements of Income, which includes $4.8 million of non-cash interest expense for the write off of the unamortized premium and deferred financing costs and $3.7 million of cash interest expense for the redemption premium.
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and our entry into the Revolving Credit Facility and the ABS Loan Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of Income. For the three months ended March 31, 2025 and 2024, we recognized $6.0 million and $5.0 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.
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
The dilutive effect of the 4.00% exchangeable notes that matured and were repaid on June 15, 2024 (the "Exchange Notes") and the Convertible 2027 Notes is calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the warrants previously issued in connection with the issuance of the Exchange Notes that terminated in June 2024 is calculated using the treasury-stock method. During the three months ended March 31, 2024, the warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.
The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended March 31,
(Thousands, except per share data)	2025	2024
Basic earnings per share:
Numerator:
Net income attributable to shareholders	$12,220	$41,329
Less: Income allocated to participating securities	(335)	(436)
Dividends declared on convertible preferred stock	(5)	(5)
Net income attributable to common shares	$11,880	$40,888
Denominator:
Basic weighted-average common shares outstanding	238,062	236,901
Basic earnings per common share	$0.05	$0.17

	Three Months Ended March 31,
(Thousands, except per share data)	2025	2024
Diluted earnings per share:
Numerator:
Net income attributable to shareholders	$12,220	$41,329
Less: Income allocated to participating securities	(335)	(436)
Dividends declared on convertible preferred stock	(5)	(5)
Impact on if-converted dilutive securities	—	7,022
Net income attributable to common shares	$11,880	$47,910
Denominator:
Basic weighted-average common shares outstanding	238,062	236,901
Effect of dilutive non-participating securities	—	708
Impact on if-converted dilutive securities	—	54,798
Weighted-average shares for dilutive earnings per common share	238,062	292,407
Dilutive earnings per common share	$0.05	$0.16
For the three months ended March 31, 2025, 1,400,783 non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met. For the three months ended March 31, 2025, we excluded 42,043,892 potential common shares related to the Convertible 2027 Notes from the computation of earnings per share, as their effect would have been anti-dilutive.

Note 10. Segment Information
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

Selected financial data related to our segments is presented below for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$222,368	$71,541	$—	$293,909

Adjusted EBITDA	$215,126	$28,756	$(6,052)	$237,830
Less:
Interest expense				137,987
Depreciation and amortization	46,851	32,816	16	79,683
Transaction related and other costs				7,847
Other, net				850
Stock-based compensation				3,761
Income tax benefit				(4,518)
Net income				$12,220

Capital Expenditures	$176,798	$31,262	$—	$208,060

	Three Months Ended March 31, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$217,621	$68,797	$—	$286,418

Adjusted EBITDA	$210,677	$23,838	$(5,887)	$228,628
Less:
Interest expense				123,211
Depreciation and amortization	44,980	32,492	13	77,485
Transaction related and other costs				5,687
Gain on sale of real estate				(18,999)
Other, net				1,911
Stock-based compensation				3,348
Income tax benefit				(5,363)
Net Income				$41,348

Capital Expenditures	$139,702	$28,225	$12	$167,939

Significant segment expenses for our reportable segments are presented below for the periods indicated:

	Uniti Fiber
	Three Months Ended March 31,
(Thousands)	2025	2024
Revenues	$71,541	$68,797

Less:
Employee-related (excluding stock-based compensation):
Operating Expense	6,066	6,538
General and Administrative Expense	8,990	8,923
Network (a)	18,431	18,759
Installation, Equipment, & Other Non-recurring Charges (a)	1,120	2,572
Insurance (b)	1,067	1,173
Professional Fees (b)	1,241	1,053
Other	5,870	5,941
Adjusted EBITDA	$28,756	$23,838
(a) Included within the Operating Expense (exclusive of depreciation, accretion and amortization) line item in our Consolidated Statements of Income.
(b) Included within the General and Administration Expense line item in our Consolidated Statements of Income.

Employee-related expenses include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses. Other includes office rent, IT costs, taxes and fees, advertising, other overhead expenses, and EBITDA adjustments.

	Uniti Leasing
	Three Months Ended March 31,
(Thousands)	2025	2024
Revenues	$222,368	$217,621

Less:
Employee-related (excluding stock-based compensation):
Operating Expense	66	293
General and Administrative Expense	1,689	1,507
Network (a)	4,878	4,996
Other	609	148
Adjusted EBITDA	$215,126	$210,677
(a) Included within the Operating Expense (exclusive of depreciation, accretion and amortization) line item in our Consolidated Statements of Income.

Employee-related expenses include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses. Other includes insurance, professional fees, taxes and fees, other overhead expenses, and EBITDA adjustments.

Total assets by business segment as of March 31, 2025 and December 31, 2024 are as follows:

(Thousands)	March 31, 2025	December 31, 2024
Uniti Leasing	$3,226,236	$3,158,309
Uniti Fiber	1,995,771	1,985,828
Corporate	70,407	138,008
Total of reportable segments	$5,292,414	$5,282,145

Note 11. Commitments and Contingencies
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Windstream Commitments
Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). As of March 31, 2025, the Company has made payments totaling $435.9 million.
Further, beginning in October 2020, we became obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the competitive local exchange carrier master lease agreement, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2024, and are limited to $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year. During the three months ended March 31, 2025, Uniti reimbursed $175.0 million of Growth Capital Improvements, of which $175.0 million represented the reimbursement of capital improvements completed in 2024 that were previously classified as tenant funded capital improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.2 billion of Growth Capital Improvements.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made as of March 31, 2025.

Note 12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component is as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Thousands)	2025	2024
Cash flow hedge:
Balance at beginning of period attributable to shareholders	$(634)	$—
Change in fair value of derivative asset	(68)	(355)
Amounts reclassified from accumulated other comprehensive income	187	188
Balance at end of period	(515)	(167)
Less: Other comprehensive income attributable to noncontrolling interest	0	0
Balance at end of period attributable to shareholders	(515)	(167)
Accumulated other comprehensive loss at end of period	$(515)	$(167)

Note 13. Capital Stock

The limited partnership interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. During the three months ended March 31, 2025, the Company exchanged 14,722 OP Units held by third parties for cash consideration of $0.1 million, representing 100% of the OP Units held by third parties with a carrying value of $0.3 million as of the exchange date.
Note 14. Supplementary Unrestricted Subsidiary Information

During 2024, we formed the ABS Parent and the ABS Bridge Loan Parties, each an indirect, bankruptcy-remote subsidiary of the Company, and we designated ABS Parent and the ABS Bridge Loan Parties as unrestricted subsidiaries under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. During 2025, we formed the ABS Notes Obligors (other than Uniti Fiber GulfCo LLC, which was formed in 2024), each a subsidiary of ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each ABS Notes Obligor is an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s senior notes. See Note 8.

Below are the Consolidated Balance Sheets as of March 31, 2025 and 2024, and the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, respectively, of such unrestricted subsidiaries (in thousands):

	As of March 31, 2025
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$445,061	$3,837,298	$—	$4,282,359
Cash and cash equivalents	1,287	90,669	—	91,956
Restricted cash and cash equivalents	38,214	105	—	38,319
Accounts receivable, net	14,996	48,008	(19,243)	43,761
Goodwill	—	157,380	—	157,380
Intangible assets, net	—	267,988	—	267,988
Straight-line revenue receivable	1,800	110,629	—	112,429
Operating lease right-of-use assets, net	—	126,410	—	126,410
Other assets, net	21,251	(76,911)	94,521	38,861
Deferred income tax assets, net	—	132,951	—	132,951
Total Assets	$522,609	$4,694,527	$75,278	$5,292,414

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$12,251	$86,670	$(19,243)	$79,678
Settlement payable	—	48,142	—	48,142
Intangible liabilities, net	—	143,030	—	143,030
Accrued interest payable	6,124	50,898	—	57,022
Deferred revenue	57,272	1,287,734	(10,536)	1,334,470
Dividends payable	—	277	—	277
Operating lease liabilities	—	80,399	—	80,399
Finance lease obligations	—	16,446	—	16,446
Notes and other debt, net	576,866	5,414,789	(21,251)	5,970,404
Total liabilities	652,513	7,128,385	(51,030)	7,729,868

Shareholders' Deficit:
Total shareholders' deficit	(129,904)	(2,433,858)	126,308	(2,437,454)
Total Liabilities and Shareholders' Deficit	$522,609	$4,694,527	$75,278	$5,292,414

	As of December 31, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$446,498	$3,763,249	$—	$4,209,747
Cash and cash equivalents	1,743	153,850	—	155,593
Restricted cash and cash equivalents	28,149	105	—	28,254
Accounts receivable, net	9,032	46,309	(3,923)	51,418
Goodwill	—	157,380	—	157,380
Intangible assets, net	—	275,414	—	275,414
Straight-line revenue receivable	798	108,072	—	108,870
Operating lease right-of-use assets, net	—	126,791	—	126,791
Other assets, net	77	211,031	(170,475)	40,633
Deferred income tax assets, net	—	128,045	—	128,045
Total Assets	$486,297	$4,970,246	$(174,398)	$5,282,145

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$3,386	$90,225	$(3,923)	$89,688
Settlement payable	—	71,785	—	71,785
Intangible liabilities, net	—	145,703	—	145,703
Accrued interest payable	921	142,980	—	143,901
Deferred revenue	43,521	1,357,431	—	1,400,952
Dividends payable	—	665	—	665
Operating lease liabilities	—	80,504	—	80,504
Finance lease obligations	—	17,190	—	17,190
Notes and other debt, net	271,329	5,512,268	—	5,783,597
Total liabilities	319,157	7,418,751	(3,923)	7,733,985

Shareholders' Deficit:
Total shareholders' deficit	167,140	(2,448,505)	(170,475)	(2,451,840)
Total Liabilities and Shareholders' Deficit	$486,297	$4,970,246	$(174,398)	$5,282,145

	Three Months Ended March 31, 2025
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total Revenues	$32,025	$273,349	$(11,465)	$293,909

Costs and Expenses:
Interest expense, net	12,296	125,691	—	137,987
Depreciation and amortization	5,790	73,893	—	79,683
General and administrative expense	5,010	25,285	(1,986)	28,309
Operating expense (exclusive of depreciation, accretion and amortization)	9,308	32,552	(9,479)	32,381
Transaction related and other costs	—	7,847	—	7,847
Total costs and expenses	32,404	265,268	(11,465)	286,207

Income (loss) before income taxes and equity in earnings from unconsolidated entities	(379)	8,081	—	7,702
Income tax benefit	—	(4,518)	—	(4,518)
Net income (loss)	$(379)	$12,599	$—	$12,220

	Three Months Ended March 31, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total Revenues	$5,581	$280,837	$—	$286,418

Costs and Expenses:
Interest expense, net	2,295	120,916	—	123,211
Depreciation and amortization	—	77,485	—	77,485
General and administrative expense	72	28,061	—	28,133
Operating expense (exclusive of depreciation, accretion and amortization)	—	35,198	—	35,198
Transaction related and other costs	—	5,687	—	5,687
Gain on sale of real estate	—	(18,999)	—	(18,999)
Other (income) expense, net	—	(282)	—	(282)
Total costs and expenses	2,367	248,066	—	250,433

Income (loss) before income taxes and equity in earnings from unconsolidated entities	3,214	32,771	—	35,985
Income tax benefit	—	(5,363)	—	(5,363)
Net income (loss)	$3,214	$38,134	$—	$41,348
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three months ended March 31, 2025. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 21, 2025, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 7, 2025 (the "Annual Report").
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

The Company operates through a customary "up-REIT" structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of March 31, 2025, we are the sole general partner of the Operating Partnership and own 100.00% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
If the Merger (as defined herein) is completed, we expect to cease to qualify as a REIT and New Uniti (as defined herein) would not qualify as a REIT.
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
We evaluate the performance of each segment based on Adjusted EBITDA, which is a segment performance measure we define as net income determined in accordance with GAAP, before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense and the impact, which may be recurring in nature, of transaction and integration related costs, costs associated with Windstream’s bankruptcy, costs associated with litigation claims made against us, costs associated with the implementation of our enterprise resource planning system, goodwill impairment charges, severance costs, costs related to the settlement with Windstream, amortization of non-cash rights-of-use assets, the write off of unamortized deferred financing costs, costs incurred as a result of the early repayment of debt, including early tender and redemption premiums and costs associated with the termination of related hedging activities, gains or losses on dispositions, changes in the fair value of contingent consideration and financial instruments, and other similar or infrequent items (although we may not have had such charges in the periods presented). Adjusted EBITDA includes adjustments to reflect the Company’s share of Adjusted EBITDA from unconsolidated entities. For more information on Adjusted EBITDA, see “Non-GAAP Financial Measures.” Detailed information about our segments can be found in Note 10 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q.
Significant Business Developments
Our Proposed Merger with Windstream
On May 3, 2024, Uniti entered into an Agreement and Plan of Merger, by and between Uniti and Windstream, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 17, 2024 (as it may be further amended and/or restated from time to time, the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement and following a pre-closing reorganization of Windstream, an affiliate of Windstream identified as “Merger Sub” in the Merger Agreement will merge with and into Uniti (the “Merger”), with Uniti surviving the Merger, with the result that both of Uniti and Windstream’s successor by merger will be indirect wholly owned subsidiaries of Windstream Parent, Inc., a Delaware corporation that is currently an indirect wholly owned subsidiary of Windstream (“New Uniti”). In connection with the Merger, Windstream Parent, Inc. will be renamed Uniti Group Inc. Following the Merger, the common stock of New Uniti ("New Uniti Common Stock") is expected to be listed on the Nasdaq Global Market under the proposed symbol “UNIT.” Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders, which was obtained April 2, 2025, and receipt of required regulatory approvals.

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

Upon consummation of the Merger, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain Growth Capital Improvements, will remain in place. All Windstream debt obligations would remain obligations of Windstream and our debt obligations would remain as ours, with no cross-guarantees or credit support between the Company and Windstream. For a description of the Windstream Leases and the settlement agreement with Windstream, refer to “Liquidity and Capital Resources—Windstream Leases” within Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. In September and October 2024, Windstream undertook a series of transactions through which it amended the terms of its outstanding debt to, among other things, allow for the consolidation of Uniti's and Windstream's debt following the completion of the Merger into a single silo under a common parent entity (the "Post-Closing Reorganization"). In April of 2025, we amended our Credit Agreement (as defined herein) to modify its lien covenant to facilitate the Post-Closing Reorganization. As a result, following the completion of the Merger, Uniti may, but is not required to, consummate the Post-Closing Reorganization. If the Post-Closing Reorganization is completed, certain existing agreements and arrangements presently in effect between Uniti and Windstream, including the Windstream Leases and the settlement agreement described above, could be (but are not required to be) terminated. In addition, if the Post-Closing Reorganization is completed, each obligor under Uniti's outstanding debt (other than the ABS Notes, as defined herein) would become an obligor under Windstream's outstanding debt, and each obligor under Windstream's outstanding debt would become an obligor under Uniti's outstanding debt (other than the ABS Notes, as defined herein).

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

On February 3, 2025, Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the “ABS Notes Issuers”), each an indirect, bankruptcy-remote subsidiary of the Company, issued $589.0 million aggregate principal amount of secured fiber network revenue term notes, consisting of $426.0 million 5.88% Series 2025-1, Class A-2 term notes, $65.0 million 6.37% Series 2025-1, Class B term notes and $98.0 million 9.02% Series 2025-1, Class C term notes (collectively, the “ABS Notes”), each with an anticipated repayment date in April 2030. The ABS Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts in the State of Florida and the Gulf Coast region of Louisiana, Mississippi and Alabama, including the assets of the ABS Bridge Loan Parties that secured the ABS Loan Facility, were contributed to the ABS Notes Issuers, Uniti Fiber GulfCo LLC and Uniti Fiber TRS AssetCo LLC (collectively, the “ABS Notes Obligors”). The cash flow from these contributed assets will be used to service the obligations under the ABS Notes.

The ABS Notes were issued pursuant to an indenture, dated as of February 3, 2025 (the “ABS Notes Base Indenture”), as supplemented by a Series 2025-1 Supplement thereto, dated as of February 3, 2025 (the “Series 2025-1 Supplement), in each case by and among the ABS Notes Obligors and Wilmington Trust, National Association, as indenture trustee.

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

The ABS Notes are subject to a series of customary covenants and restrictions. These covenants and restrictions include (i) that the ABS Notes Issuers maintain a liquidity reserve account to be used to make required payments in respect of the ABS Notes, (ii) provisions relating to optional and mandatory prepayments, including specified make-whole payments in the case of certain optional prepayments of the ABS Notes prior to the quarterly payment date in April 2030, and (iii) covenants relating to recordkeeping, access to information and similar matters. As provided in the ABS Notes Base Indenture, the ABS Notes are also subject to rapid amortization in the event of a failure to maintain a stated debt service coverage ratio. A rapid amortization may be cured if the debt service coverage ratio exceeds a certain threshold for a certain period of time, upon which cure, regular amortization, if any, will resume. The ABS Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the ABS Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments.

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

During the three months ended March 31, 2025, we recognized a $3.2 million loss on the extinguishment of the ABS Loan Facility and a $5.3 million loss on the partial extinguishment of the February 2028 Secured Notes within interest expense, net on the Condensed Consolidated Statements of Income, which included $4.8 million of non-cash interest expense for the write off of the unamortized premium and deferred financing costs and $3.7 million of cash interest expense for the redemption premium.

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2025		2024
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Revenue from rentals
Uniti Leasing	$220,913	75.1%	$215,992	75.4%
Uniti Fiber	16,110	5.5%	12,163	4.3%
Total revenue from rentals	237,023	80.6%	228,155	79.7%
Service revenues
Uniti Leasing	1,455	0.5%	1,629	0.6%
Uniti Fiber	55,431	18.9%	56,634	19.7%
Total service revenues	56,886	19.4%	58,263	20.3%
Total revenues	293,909	100.0%	286,418	100.0%
Costs and Expenses:
Interest expense, net	137,987	46.9%	123,211	43.0%
Depreciation and amortization	79,683	27.1%	77,485	27.1%
General and administrative expense	28,309	9.6%	28,133	9.8%
Operating expense (exclusive of depreciation and amortization)	32,381	11.0%	35,198	12.3%
Transaction related and other costs	7,847	2.7%	5,687	2.0%
Gain on sale of real estate	—	—%	(18,999)	(6.6)%
Other expense, net	—	—%	(282)	(0.1)%
Total costs and expenses	286,207	97.3%	250,433	87.5%
Income before income taxes and equity in earnings from unconsolidated entities	7,702	2.7%	35,985	12.5%
Income tax benefit	(4,518)	(1.5%)	(5,363)	(1.9%)
Net income	12,220	4.2%	41,348	14.4%
Net income attributable to noncontrolling interests	—	—%	19	0.0%
Net income attributable to shareholders	12,220	4.2%	41,329	14.4%
Participating securities' share in earnings	(335)	(0.1)%	(436)	(0.1%)
Dividends declared on convertible preferred stock	(5)	0.0%	(5)	0.0%
Net income attributable to common shareholders	$11,880	4.1%	$40,888	14.3%

The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$222,368	$71,541	$—	$293,909

Adjusted EBITDA	$215,126	$28,756	$(6,052)	$237,830
Less:
Interest expense				137,987
Depreciation and amortization	46,851	32,816	16	79,683
Transaction related and other costs				7,847
Other, net				850
Stock-based compensation				3,761
Income tax benefit				(4,518)
Net income				$12,220

	Three Months Ended March 31, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$217,621	$68,797	$—	$286,418

Adjusted EBITDA	$210,677	$23,838	$(5,887)	$228,628
Less:
Interest expense				123,211
Depreciation and amortization	44,980	32,492	13	77,485
Transaction related and other costs				5,687
Gain on sale of real estate				(18,999)
Other, net				1,911
Stock-based compensation				3,348
Income tax benefit				(5,363)
Net Income				$41,348
Summary of Operating Metrics

	Operating Metrics
	As of March 31,
	2025	2024	% Increase / (Decrease)
Operating metrics:
Uniti Leasing:
Fiber strand miles	5,770,000	5,510,000	4.7%
Copper strand miles	231,000	231,000	—%
Uniti Fiber:
Fiber strand miles	3,050,000	2,980,000	2.3%
Customer connections	30,017	28,896	3.9%

Revenues

	Three Months Ended March 31,
	2025		2024
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Uniti Leasing	$222,368	75.7%	$217,621	76.0%
Uniti Fiber	71,541	24.3%	68,797	24.0%
Total revenues	$293,909	100.0%	$286,418	100.0%
Uniti Leasing – Uniti Leasing revenues are primarily attributable to rental revenue from leasing our Distribution Systems to Windstream pursuant to the Windstream Leases. Under the Windstream Leases, Windstream is responsible for the costs related to operating the Distribution Systems, including property taxes, insurance, and maintenance and repair costs. As a result, we do not record an obligation related to the payment of property taxes, as Windstream makes direct payments to the taxing authorities. The initial term of the Windstream Leases expires on April 30, 2030. Annual rent under the Windstream Leases for the full year 2025 is $679.0 million and is subject to annual escalation at a rate of 0.5%. For a description of the Windstream Leases, see “Liquidity and Capital Resources— Windstream Leases” below.
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

	Three Months Ended March 31,
	2025		2024
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$169,179	76.1%	$168,338	77.4%
GCI revenue	17,232	7.7%	11,308	5.2%
Total cash revenue	186,411	83.8%	179,646	82.6%
Non-cash revenue
TCI revenue	11,468	5.2%	12,244	5.6%
GCI revenue	2,538	1.1%	3,777	1.8%
Other straight-line revenue	556	0.3%	1,400	0.6%
Total non-cash revenue	14,562	6.6%	17,421	8.0%
Total Windstream revenue	200,973	90.4%	197,067	90.6%
Other services	21,395	9.6%	20,554	9.4%
Total Uniti Leasing revenues	$222,368	100.0%	$217,621	100.0%
The decrease in TCI revenue is attributable to the reclassification of $175.0 million of TCI's invested by Windstream in the second half of 2024 into Growth Capital Improvements funded by Uniti in the first quarter of 2025, partially offset by $110.2 million of TCIs invested by Windstream during the quarter ended March 31, 2025. The total amount invested in TCIs by Windstream since the inception of the Windstream Leases (including the Master Lease) was $1.3 billion as of March 31, 2025 and $1.2 billion as of March 31, 2024.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the three months ended March 31, 2025, Uniti reimbursed $175.0 million of Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.2 billion of Growth Capital Improvements.
We recognized $21.4 million and $20.6 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use arrangements for the three months ended March 31, 2025 and 2024, respectively. The increase is primarily driven by revenues from new customer arrangements.
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
Uniti Fiber – Uniti Fiber revenues for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
	2025		2024
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$17,745	24.8%	$17,722	25.7%
Enterprise and wholesale	28,117	39.3%	26,893	39.1%
E-Rate and government	9,606	13.4%	11,144	16.2%
Dark fiber and small cells	16,110	22.5%	12,163	17.7%
Other services	(37)	0.0%	875	1.3%
Total Uniti Fiber revenues	$71,541	100.00%	$68,797	100.0%

For the three months ended March 31, 2025, Uniti Fiber revenues totaled $71.5 million as compared to $68.8 million for the three months ended March 31, 2024. Uniti Fiber revenues increased $2.7 million, primarily attributable to a $3.9 million increase in dark fiber and small cells, driven primarily by one-time revenues, and a $1.2 million increase in enterprise and wholesale, driven primarily by increased customer connections and internet services, partially offset by a $1.5 million decrease in E-rate and government, driven primarily by one-time sales and installations.

Interest Expense, net

	Three Months Ended March 31,
(Thousands)	2025	2024	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$84,967	$75,019	$9,948
Senior unsecured notes	34,284	35,514	(1,230)
Senior secured revolving credit facility - variable rate	802	4,171	(3,369)
ABS Notes & Loan Facility	8,205	1,891	6,314
Other	(1,000)	(21)	(979)
Total cash interest	127,258	116,574	10,684
Non-cash:
Amortization of deferred financing costs and debt premium/discount	5,522	5,035	487
Write off of deferred financing costs and debt premium/discount	4,765	—	4,765
Accretion of settlement payable	862	1,965	(1,103)
Interest rate cap	187	—	187
Capitalized interest	(607)	(363)	(244)
Total non-cash interest	10,729	6,637	4,092
Total interest expense, net	$137,987	$123,211	$14,776
Interest expense for the three months ended March 31, 2025 increased $14.8 million compared to the three months ended March 31, 2024. The increase in cash interest of $10.7 million is primarily attributable to increases in cash interest of $6.2 million related to the 10.5% Senior Secured Notes due February 15, 2028 (the "February 2028 Secured Notes") issued on May 17, 2024 and $6.3 million related to the March 1, 2024 draw on the ABS Loan Facility and the February 3, 2025 issuance of the ABS Notes, as well as $3.7 million related to the call premium on the partial redemption of the February 2028 Secured Notes on February 14, 2025, partially offset by decreases in cash interest of $3.4 million related to our Revolving Credit Facility and $1.2 million related to the termination of the Exchangeable Notes on June 15, 2024. The increase in non-cash interest of $4.1 million is primarily attributable to the write-off of deferred financing costs and debt premium in connection with the termination of the ABS Loan Facility of $3.2 million and the partial redemption of the February 2028 Secured Notes of $1.6 million.
Depreciation and Amortization Expense

	Three Months Ended March 31,
(Thousands)	2025	2024	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$45,122	$43,250	$1,872
Uniti Fiber	27,120	26,796	324
Corporate	16	13	3
Total depreciation expense	72,258	70,059	2,199
Amortization expense
Uniti Leasing	1,729	1,729	—
Uniti Fiber	5,696	5,697	(1)
Total amortization expense	7,425	7,426	(1)
Total depreciation and amortization expense	$79,683	$77,485	$2,198

Uniti Leasing – Uniti Leasing depreciation expense increased $1.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to asset additions since March 31, 2024.
Uniti Fiber – Uniti Fiber depreciation expense increased $0.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to asset additions since March 31, 2024.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended March 31,
	2025		2024
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$3,326	1.1%	$3,082	1.1%
Uniti Fiber	16,921	5.8%	16,724	5.8%
Corporate	8,062	2.7%	8,327	2.9%
Total general and administrative expenses	$28,309	9.6%	$28,133	9.8%
Uniti Leasing – Uniti Leasing general and administrative expense increased $0.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to an increase in personnel expenses.
Uniti Fiber – Uniti Fiber general and administrative expense increased $0.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to an increase in personnel expenses.
Corporate – Corporate general and administrative expense decreased $0.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to a decrease in personnel expenses of $0.5 million, partially offset by an increase in professional fees of $0.3 million.
Operating Expense
Operating expenses consist of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Three Months Ended March 31,
	2025		2024
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$5,248	1.8%	$5,781	2.0%
Uniti Fiber	27,133	9.2%	29,417	10.2%
Total operating expenses	$32,381	11.0%	$35,198	12.2%
Uniti Leasing – Uniti Leasing operating expense decreased $0.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily attributable to a decrease in personnel expenses of $0.2 million, network repairs and maintenance expense of $0.1 million, and leased asset cost of $0.1 million.
Uniti Fiber – Uniti Fiber operating expense decreased $2.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily attributable to a decrease in non-recurring equipment and installation expenses of $1.7 million, a decrease in off-net expenses of $0.6 million, and a decrease in personnel expense of $0.5 million, partially offset by an increase in repair and maintenance expense of $0.7 million.

Transaction Related and Other Costs
Transaction related and other costs include incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the three months ended March 31, 2025, we incurred $7.8 million of transaction related and other costs, compared to $5.7 million of such costs during the three months ended March 31, 2024. The increase is primarily attributable to costs associated with the Merger.
Income Tax Benefit
The income tax benefit recorded for the three months ended March 31, 2025 and 2024, respectively, is related to the tax impact of the following:

	Three Months Ended March 31,
(Thousands)	2025	2024
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(4,918)	$(5,808)
Other undistributed REIT taxable income	—	430
REIT state and local taxes	400	15
Total income tax benefit	$(4,518)	$(5,363)
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
The reconciliation of our net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Net income	$12,220	$41,348
Depreciation and amortization	79,683	77,485
Interest expense, net	137,987	123,211
Income tax benefit	(4,518)	(5,363)
EBITDA	$225,372	$236,681
Stock based compensation	3,761	3,348
Transaction related and other costs	7,847	5,687
Gain on sale of real estate	—	(18,999)
Other, net (1)	850	1,911
Adjusted EBITDA	$237,830	$228,628
(1) A reconciliation of Other expense (income), net as reported in our Condensed Consolidated Statements of Income to Other, net is as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Other expense (income), net	$—	$(282)
Amortization of non-cash rights-of-use assets (a)	850	820
Severance costs (b)	—	1,373
Other, net	$850	$1,911

(a) Included within Operating expense (exclusive of depreciation, accretion and amortization) in our Condensed Consolidated Statements of Income.
(b) Included within the General and administrative expense line item in our Condensed Consolidated Statements of Income.
The reconciliation of our net income attributable to common shareholders to FFO and AFFO for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
(Thousands)	2025	2024
Net income attributable to common shareholders	$11,880	$40,888
Real estate depreciation and amortization	57,984	55,930
Gain on sale of real estate, net of tax	—	(18,951)
Participating securities share in earnings	335	436
Participating securities share in FFO	(1,927)	(825)
Adjustments for noncontrolling interests	(2)	(16)
FFO attributable to common shareholders	$68,270	$77,462
Transaction related and other costs	7,847	5,687
Amortization of deferred financing costs and debt discount	5,522	5,035
Write off of deferred financing costs and debt discount	4,765	—
Costs related to the early repayment of debt	3,750	—
Stock based compensation	3,761	3,348
Non-real estate depreciation and amortization	21,699	21,555
Straight-line revenues and amortization of below-market lease intangibles	(6,859)	(8,822)
Maintenance capital expenditures	(1,406)	(2,089)
TCI revenue amortization	(11,468)	(12,244)
Other, net	(3,579)	(2,301)
Adjustments for noncontrolling interests	(1)	(5)
AFFO attributable to common shareholders	$92,301	$87,626
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and to fund the Merger Cash Consideration. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. To date, we have paid $435.9 million of the $490.1 million due under the settlement agreement. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2024, and are limited to $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
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

As of March 31, 2025, we had total cash and cash equivalents of $130.3 million, including $38.3 million of restricted cash and cash equivalents, and $500.0 million of borrowing availability under our revolving credit facility maturing on September 24, 2027 under the Credit Agreement (the “Revolving Credit Facility”). Subsequent to March 31, 2025, there have been no material outlays of funds outside of our scheduled interest payments. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends. See “—Dividends.”

	Three Months Ended March 31,
(Thousands)	2025	2024
Cash flow from operating activities:
Net cash provided by operating activities	$8,567	$6,190
Net cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $8.6 million and $6.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase in net cash provided by operating activities during the three months ended March 31, 2025 is primarily attributable to changes in working capital, including the timing of interest payments.

	Three Months Ended March 31,
(Thousands)	2025	2024
Cash flow from investing activities:
Capital expenditures	$(208,060)	$(167,939)
Proceeds from sale of other equipment	406	341
Proceeds from sale of real estate	—	40,011
Proceeds from sale of unconsolidated entity	—	40,000
Net cash used in investing activities	$(207,654)	$(87,587)
Net cash used in investing activities increased $120.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by the proceeds received in 2024 from the sales of our investment in BB Fiber Holdings LLC of $40.0 million and the CableSouth network of $40.0 million, and an increase in Uniti Leasing Growth Capital Improvements of $43.7 million during the three months ended March 31, 2025. Capital expenditures are primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets, as described below under “—Capital Expenditures.”

	Three Months Ended March 31,
(Thousands)	2025	2024
Cash flow from financing activities:
Repayment of debt	$(400,000)	$—
Proceeds from issuance of notes	589,000	—
Dividends paid	—	(35,800)
Payments of settlement payable	(24,505)	(24,505)
Borrowings under revolving credit facility	40,000	80,000
Payments under revolving credit facility	(40,000)	(215,000)
Proceeds from ABS Loan Facility	—	275,000
Finance lease payments	(648)	(696)
Payments for financing costs	(12,479)	(7,919)
Costs related to the early repayment of debt	(3,750)	—
Distributions paid to noncontrolling interests	—	(16)
Payment for noncontrolling interest	(80)	—
Employee stock purchase program	278	326
Payments related to tax withholding for stock-based compensation	(2,301)	(1,515)
Net cash provided by financing activities	$145,515	$69,875
Net cash provided by financing activities was $145.5 million for the three months ended March 31, 2025, which was primarily related to $589.0 million of proceeds from issuance of the ABS Notes, partially offset by $400.0 million related to the repayment of the ABS Loan Facility of $275.0 million and the partial redemption of the February 2028 Secured Notes of $125.0 million, repayments of the Settlement Payable of $24.5 million, and payments for financing costs of $12.5 million. Net cash provided by financing activities was $69.9 million for the three months ended March 31, 2024, which was primarily related to proceeds from issuance of the ABS Loan Facility of $275.0 million, partially offset by net borrowings under the Revolving Credit Facility of $135.0 million, dividend payments of $35.8 million, repayments of the Settlement Payable of $24.5 million, and payments for financing costs of $7.9 million.
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
Beginning in October 2020, pursuant to the Windstream Leases, Windstream (or any successor tenant under a Windstream Lease) has the right to cause Uniti to reimburse up to an aggregate $1.75 billion of Growth Capital Improvements through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2024, and are limited to $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year.

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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively the “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made as of March 31, 2025.
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
Outlook
We anticipate continuing to invest in our network infrastructure across our Uniti Leasing and Uniti Fiber portfolios. We also expect to fund the $425 million (less certain transaction expenses) cash consideration in our Merger with Windstream, as well as obligations to Windstream, including (i) $490.1 million of settlement payments payable over time (of which $49.0 million remains to be paid as of March 31, 2025) and (ii) an aggregate of up to $1.75 billion for certain growth capital improvements (of which $550.0 million remains to be paid as of March 31, 2025). We anticipate that we will partially finance these needs, as well as operating expenses (including our debt service obligations), from our cash on hand, borrowings under our Revolving Credit Facility and cash flows provided by operating activities. As of March 31, 2025, we had $500.0 million in borrowing availability under our Revolving Credit Facility. In addition, we anticipate our cash on hand and borrowing availability under the Revolving Credit Facility, combined with our cash flows provided by operating activities, will be sufficient to fund our business operations, reimbursement commitments for Growth Capital Improvements and obligations under the settlement agreement with Windstream, and debt service over the next twelve months. However, we may need to access the capital markets to generate additional funds to fund such expenditures. On a longer-term basis, the Company believes the same sources of liquidity and capital will be sufficient to satisfy these liquidity needs and anticipated capital expenditures, which we anticipate will be in line with historic amounts. See “Liquidity and Capital Resources” and “—Capital Expenditures” for additional information. A significant portion of the Company's indebtedness matures within the next three years, and the Company expects that it will need to refinance or repay its indebtedness at maturity by raising additional capital (which could include a combination of equity offerings and/or debt offerings) or instead seek to extend the applicable maturity dates of its indebtedness. We closely monitor the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
The amount, nature and timing of any capital markets transactions will depend on: our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. These expectations are forward-looking and subject to several uncertainties and assumptions. If our expectations about our liquidity prove to be incorrect or we are unable to access the capital markets as we anticipate, we would be subject to a shortfall in liquidity in the future which could lead to a reduction in our capital expenditures and/or dividends and, in an extreme case, our ability to pay our debt service obligations. If this shortfall occurs rapidly and with little or no notice, it could limit our ability to address the shortfall on a timely basis.

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
Capital Expenditures

	Three Months Ended March 31, 2025
(Thousands)	Success Based	Maintenance	Non-Network	Total
Capital expenditures
Uniti Leasing	$1,798	$—	$—	$1,798
Growth capital improvements	175,000	—	—	175,000
Uniti Fiber	29,679	1,406	177	31,262
Corporate	—	—	—	—
Total capital expenditures	$206,477	$1,406	$177	$208,060
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
ABS Entities

During 2024, we formed the ABS Parent and the ABS Bridge Loan Parties, each an indirect, bankruptcy-remote subsidiary of the Company, and we designated ABS Parent and the ABS Bridge Loan Parties as unrestricted subsidiaries under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. During 2025, we formed the ABS Notes Obligors (other than Uniti Fiber GulfCo LLC, which was formed in 2024), each a subsidiary of ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each ABS Notes Obligor is an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s senior notes.

For additional information concerning the financial position and results of operations of ABS Parent and its subsidiaries (all unrestricted subsidiaries as of March 31, 2025), please see Note 14 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 “Financial Statements of this Quarterly Report on Form 10-Q".
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
For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of March 31, 2025, there has been no material change to these estimates.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
A description of legal proceedings can be found in Note 11 - Commitments and Contingencies to our Condensed Consolidated Financial Statements, included in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q, and is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
There have been no material changes to the risk factors affecting our business that were discussed in Part I, Item 1A "Risk Factors” in our Annual Report.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	31,285	$5.48	—	—
February 1, 2025 to February 28, 2025	376,740	5.65	—	—
March 1, 2025 to March 31, 2025	92	5.59	—	—
Total	408,117	$5.64	—	—
(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
(a) None

(b) None

(c) During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1*	Articles of Amendment of Uniti Group Inc.

4.1
Base Indenture, dated as of February 3, 2025, by and among Uniti Fiber ABS Issuer LLC, Uniti Fiber TRS Issuer LLC, Uniti Fiber GulfCo LLC, Uniti Fiber TRS AssetCo LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC as of February 3, 2025 (File No. 001-36708))

4.2
Series 2025-1 Supplement, dated as of February 3, 2025, by and among Uniti Fiber ABS Issuer LLC, Uniti Fiber TRS Issuer LLC, Uniti Fiber GulfCo LLC, Uniti Fiber TRS AssetCo LLC and Wilmington Trust, National Association, as indenture trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC as of February 3, 2025 (File No. 001-36708))

10.1
Form of Restricted Shares Agreement for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 17, 2025 (File No. 001-36708))

10.2
Form of Performance-Based Restricted Stock Unit Agreement for executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of April 17, 2025 (File No. 001-36708))

10.3*
Amendment No. 10 to the Credit Agreement, dated as of April 22, 2025, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N. A., as administrative agent and collateral agent.

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

UNITI GROUP INC.

Date:	May 6, 2025	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 6, 2025	/s/ Travis T. Black
Travis T. Black Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)