Form 10-Q
period 2025-06-30
Uniti Group Inc.
filed 2025-07-31
CIK 1620280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-36708
_______________________________________________________________
Uniti Group Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Delaware	46-5230630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 Riverfront Drive, Suite A Little Rock, Arkansas	72202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (501) 850-0820
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	UNIT	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2025, the registrant had 246,191,625 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined under U.S. federal securities law. Forward-looking statements include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, statements regarding: our expectations regarding the settlement we have entered into with Windstream Holdings, Inc. (together with Windstream Holdings II, LLC, its successor in interest, and its subsidiaries, “Windstream”); our expectations regarding our potential Merger (as defined herein) with Windstream; the future prospects and financial health of Windstream; our expectations about our ability to maintain our status as a real estate investment trust (a “REIT”); our expectations regarding the effect of tax-related legislation on our tax position; our expectations regarding the future growth and demand of the telecommunication industry, future financing plans, business strategies, growth prospects, operating and financial performance, and future liquidity needs and access to capital; our expectations regarding future deployment of fiber strand miles and small cell networks and recognition of revenue related thereto; our expectations regarding levels of capital expenditures; our expectations regarding the deductibility of goodwill for tax purposes; our expectations regarding the amortization of intangible assets; and our expectations regarding the payment of dividends.
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
•the risk that the Merger Agreement (as defined herein) may be modified or terminated prior to its expiration, or the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;
•the effect our Merger with Windstream may have on relationships with our customers, suppliers, vendors, employees and other stakeholders and our operating results and the operating results of Windstream;
•the diversion of our management’s time on issues related to our Merger with Windstream;
•the risk that we fail to fully realize the potential benefits, expected synergies, efficiencies and cost savings from our Merger with Windstream within the expected time period (if at all);
•legal proceedings that may be instituted against us or Windstream following the consummation of the Merger;
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
•other risks inherent in the communications industry and in the ownership of communications distribution systems, including potential liability relating to environmental matters and illiquidity of real estate investments; and
•additional factors discussed in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 6, 2025, and in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the "SEC") on February 21, 2025, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 7, 2025 (the "Annual Report"), as well as those described from time to time in our future reports filed with the SEC.
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

Uniti Group Inc.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Uniti Group Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(Thousands, except par value)	June 30, 2025	December 31, 2024
Assets:
Property, plant and equipment, net	$4,366,790	$4,209,747
Cash and cash equivalents	240,727	155,593
Restricted cash and cash equivalents	57,866	28,254
Accounts receivable, net	40,677	51,418
Goodwill	157,380	157,380
Intangible assets, net	260,563	275,414
Straight-line revenue receivable	114,609	108,870
Operating lease right-of-use assets, net	127,938	126,791
Other assets	40,396	40,633
Deferred income tax assets, net	136,585	128,045
Total Assets	$5,543,531	$5,282,145
Liabilities and Shareholders' Deficit:
Liabilities:
Accounts payable, accrued expenses and other liabilities	$88,302	$89,688
Settlement payable (Note 11)	24,215	71,785
Intangible liabilities, net	140,356	145,703
Accrued interest payable	133,226	143,901
Deferred revenue	1,430,722	1,400,952
Dividends payable	2	665
Operating lease liabilities	82,601	80,504
Finance lease obligations	23,344	17,190
Notes and other debt, net	6,064,751	5,783,597
Total liabilities	7,987,519	7,733,985

Commitments and contingencies (Note 11)

Shareholders' Deficit:
Preferred stock, $0.0001 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000 shares authorized, issued and outstanding: 238,568 shares at June 30, 2025 and 237,513 shares at December 31, 2024	24	24
Additional paid-in capital	1,241,569	1,236,045
Accumulated other comprehensive loss	(167)	(634)
Distributions in excess of accumulated earnings	(3,685,664)	(3,687,808)
Total Uniti shareholders' deficit	(2,444,238)	(2,452,373)
Noncontrolling interests:
Operating partnership units	—	283
Cumulative non-voting convertible preferred stock, $0.01 par value, 6 shares authorized, 3 issued and outstanding	250	250
Total shareholders' deficit	(2,443,988)	(2,451,840)
Total Liabilities and Shareholders' Deficit	$5,543,531	$5,282,145
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of (Loss) Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2025	2024	2025	2024
Revenues:
Revenue from rentals
Uniti Leasing	$225,014	$216,640	$445,927	$432,633
Uniti Fiber	13,041	12,663	29,151	24,826
Total revenue from rentals	238,055	229,303	475,078	457,459
Service revenues
Uniti Leasing	1,464	1,646	2,919	3,274
Uniti Fiber	61,213	63,998	116,644	120,632
Total service revenues	62,677	65,644	119,563	123,906
Total revenues	300,732	294,947	594,641	581,365

Costs and Expenses:
Interest expense, net	160,784	127,475	298,771	250,686
Depreciation and amortization	79,663	78,052	159,346	155,537
General and administrative expense	27,838	25,716	56,147	53,849
Operating expense (exclusive of depreciation, accretion and amortization)	34,765	37,036	67,146	72,234
Transaction related and other costs	13,462	10,977	21,309	16,664
Gain on sale of real estate	—	—	—	(18,999)
Other expense (income), net	1,127	(19)	1,127	(301)
Total costs and expenses	317,639	279,237	603,846	529,670

(Loss) income before income taxes and equity in earnings from unconsolidated entities	(16,907)	15,710	(9,205)	51,695
Income tax benefit	(6,178)	(2,571)	(10,696)	(7,934)
Net (loss) income	(10,729)	18,281	1,491	59,629
Net income attributable to noncontrolling interests	—	3	—	22
Net (loss) income attributable to shareholders	(10,729)	18,278	1,491	59,607
Participating securities' share in earnings	—	(723)	(335)	(1,159)
Dividends declared on convertible preferred stock	(5)	(5)	(10)	(10)
Net (loss) income attributable to common shareholders	$(10,734)	$17,550	$1,146	$58,438

(Loss) income per common share:
Basic	$(0.04)	$0.07	$0.00	$0.25
Diluted	$(0.04)	$0.07	$0.00	$0.25

Weighted-average number of common shares outstanding:
Basic	238,567	237,347	238,318	237,121
Diluted	238,567	237,347	238,318	237,121
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Net (loss) income	$(10,729)	$18,281	$1,491	$59,629
Other comprehensive income:
Unrealized loss on valuation of interest rate cap	—	529	(68)	173
Reclassification of realized interest on interest rate cap	348	(226)	535	(37)
Other comprehensive income	348	303	467	136
Comprehensive (loss) income	(10,381)	18,584	1,958	59,765
Comprehensive income attributable to noncontrolling interest	—	3	—	22
Comprehensive (loss) income attributable to shareholders	$(10,381)	$18,581	$1,958	$59,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Shareholders’ Deficit
(unaudited)

	For the three months ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	—	$—	237,308,699	$24	$1,223,983	$(167)	$(3,703,597)	$2,024	$250	$(2,477,483)
Net income	—	—	—	—	—	—	18,278	3	—	18,281
Other comprehensive income	—	—	—	—	—	303	—	—	—	303
Common stock dividends declared ($0.15 per share)	—	—	—	—	—	—	(36,747)	—	—	(36,747)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(5)	—	(5)
Exchange of noncontrolling interest	—	—	53,662	—	1,215	—	—	(1,307)	—	(92)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(68)	—	—	—	—	(68)
Stock-based compensation	—	—	(9,251)	—	3,397	—	—	—	—	3,397
Balance at June 30, 2024	—	$—	237,353,110	$24	$1,228,527	$136	$(3,722,066)	$715	$250	$(2,492,414)

Balance at March 31, 2025	—	$—	238,556,839	$24	$1,237,987	$(515)	$(3,675,200)	$—	$250	$(2,437,454)
Net loss	—	—	—	—	—	—	(10,729)	—	—	(10,729)
Other comprehensive income	—	—	—	—	—	348	—	—	—	348
Performance award dividend	—	—	—	—	—	—	265	—	—	265
Payments related to tax withholding for stock-based compensation	—	—	—	—	(2)	—	—	—	—	(2)
Stock-based compensation	—	—	10,830	—	3,584	—	—	—	—	3,584
Balance at June 30, 2025	—	$—	238,567,669	$24	$1,241,569	$(167)	$(3,685,664)	$—	$250	$(2,443,988)

	For the six months ended June 30,
(Thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Noncontrolling Interest - OP Units	Noncontrolling Interest - Non- voting Preferred Shares	Total Shareholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	236,558,601	$24	$1,221,824	$—	$(3,708,240)	$2,021	$250	$(2,484,121)
Net Income	—	—	—	—	—	—	59,607	22	—	59,629
Other comprehensive income	—	—	—	—	—	136	—	—	—	136
Common stock dividends declared ($0.30 per share)	—	—	—	—	—	—	(73,433)	—	—	(73,433)
Distributions to noncontrolling interest declared	—	—	—	—	—	—	—	(21)	—	(21)
Exchange of noncontrolling interest	—	—	53,662	—	1,215	—	—	(1,307)	—	(92)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(1,583)	—	—	—	—	(1,583)
Stock-based compensation	—	—	657,800	—	6,745	—	—	—	—	6,745
Issuance of common stock - employee stock purchase plan	—	—	83,047	—	326	—	—	—	—	326
Balance at June 30, 2024	—	$—	237,353,110	$24	$1,228,527	$136	$(3,722,066)	$715	$250	$(2,492,414)

Balance at December 31, 2024	—	$—	237,513,495	$24	$1,236,045	$(634)	$(3,687,808)	$283	$250	$(2,451,840)
Net income	—	—	—	—	—	—	1,491	—	—	1,491
Other comprehensive income	—	—	—		—	467	—	—	—	467
Performance award dividend	—	—	—	—	—	—	653	—	—	653
Exchange of noncontrolling interest	—	—	—	—	204	—	—	(283)	—	(79)
Payments related to tax withholding for stock-based compensation	—	—	—	—	(2,303)	—	—	—	—	(2,303)
Stock-based compensation	—	—	935,005	—	7,345	—	—	—	—	7,345
Issuance of common stock - employee stock purchase plan	—	—	119,169	—	278	—	—	—	—	278
Balance at June 30, 2025	—	$—	238,567,669	$24	$1,241,569	$(167)	$(3,685,664)	$—	$250	$(2,443,988)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(Thousands)	2025	2024
Cash flow from operating activities
Net income	$1,491	$59,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,346	155,537
Amortization of deferred financing costs and debt discount	10,798	10,950
Loss on extinguishment of debt, net	40,458	—
Interest rate cap amortization	545	720
Deferred income taxes	(8,539)	(8,652)
Cash paid for interest rate cap	—	(2,200)
Straight-line revenues and amortization of below-market lease intangibles	(11,661)	(17,038)
Stock-based compensation	7,345	6,745
(Gain) loss on asset disposals	(408)	294
Gain on sale of real estate	—	(18,999)
Accretion of settlement obligation	1,441	3,660
Other	1,666	(48)
Changes in assets and liabilities:
Accounts receivable	10,741	(10,296)
Other assets	9,005	7,264
Accounts payable, accrued expenses and other liabilities	(38,733)	(13,228)
Net cash provided by operating activities	183,495	174,338
Cash flow from investing activities
Capital expenditures	(246,198)	(262,758)
Proceeds from sale of other equipment	611	435
Proceeds from sale of real estate	—	40,039
Proceeds from sale of unconsolidated entity	—	40,000
Net cash used in investing activities	(245,587)	(182,284)
Cash flow from financing activities
Repayment of debt	(900,000)	(122,942)
Proceeds from issuance of notes	600,000	309,000
Dividends paid	(10)	(108,445)
Payments of settlement obligation	(49,011)	(49,011)
Borrowings under revolving credit facility	40,000	125,000
Payments under revolving credit facility	(40,000)	(333,000)
Proceeds from ABS Loan Facility and Notes	589,000	275,000
Finance lease payments	(1,936)	(1,265)
Payments for financing costs	(28,119)	(15,778)
Costs related to the early repayment of debt	(30,982)	—
Distributions paid to noncontrolling interests	—	(37)
Payment for noncontrolling interest	(79)	(92)
Employee stock purchase program	278	326
Payments related to tax withholding for stock-based compensation	(2,303)	(1,583)
Net cash provided by financing activities	176,838	77,173
Net increase in cash, restricted cash and cash equivalents	114,746	69,227
Cash, restricted cash and cash equivalents at beginning of period	183,847	62,264

Cash, restricted cash and cash equivalents at end of period	$298,593	$131,491

Non-cash investing and financing activities:
Property and equipment acquired but not yet paid	$11,450	$7,074
Tenant capital improvements	$222,025	$94,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

Uniti Group Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Organization and Description of Business
Uniti Group Inc. (the “Company,” “Uniti,” “we,” “us,” or “our”) was incorporated in the state of Maryland on September 4, 2014. On July 29, 2025, pursuant to the transactions contemplated by the Merger Agreement (defined below), Uniti converted to a Delaware corporation. We are an independent internally managed real estate investment trust (“REIT”) engaged in the acquisition, construction and leasing of mission critical infrastructure in the communications industry. We are principally focused on acquiring and constructing fiber optic, copper and coaxial broadband networks and data centers. We manage our operations focused on our two primary lines of business: Uniti Fiber and Uniti Leasing.
The Company operates through a customary “up-REIT” structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”) that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2025, we are the sole general partner of the Operating Partnership and own 100.00% of the partnership interests in the Operating Partnership.
Our Proposed Merger with Windstream
On May 3, 2024, Uniti entered into an Agreement and Plan of Merger, by and between Uniti and Windstream, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 17, 2024 (as it may be further amended and/or restated from time to time, the "Merger Agreement"). Upon the terms and subject to the conditions set forth in the Merger Agreement and following a pre-closing reorganization of Windstream, an affiliate of Windstream identified as "Merger Sub" in the Merger Agreement will merge with and into Uniti (the "Merger"), with Uniti surviving the Merger, with the result that both of Uniti and Windstream's successor by merger will be indirect wholly owned subsidiaries of Windstream Parent Inc., a Delaware corporation that is currently an indirect wholly owned subsidiary of Windstream (“New Uniti”). In connection with the Merger, Windstream Parent, Inc. will be renamed Uniti Group Inc. Following the Merger, the common stock of New Uniti (“New Uniti Common Stock”) is expected to be listed on the Nasdaq Global Market under the proposed symbol “UNIT.” Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders, which was obtained April 2, 2025, and receipt of required regulatory approvals, the last of which was received on July 24, 2025. As of the date of this Quarterly Report on Form 10-Q, Uniti and Windstream intend to close the Merger after market-close on August 1, 2025.
The Merger is expected to be a taxable transaction to the Company's stockholders. In addition, during the current quarter, the Company received a favorable private letter ruling from the Internal Revenue Service regarding certain U.S. federal income tax consequences of a post-closing restructuring, which is expected to result in a step-up in the tax basis of certain of the Company's assets following the closing of the Merger.
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

Upon consummation of the Merger, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases (as defined herein) and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain growth capital improvements, will remain in place. All Windstream debt obligations would remain obligations of Windstream and our debt obligations would remain as ours, with no cross-guarantees or credit support between the Company and Windstream. In September and October 2024, Windstream undertook a series of transactions through which it amended the terms of its outstanding debt to, among other things, allow for the consolidation of Uniti's and Windstream's debt following the completion of the Merger into a single silo under a common parent entity (the "Post-Closing Reorganization"). In April 2025, we amended our Credit Agreement (as defined herein) to modify its lien covenant to facilitate the Post-Closing Reorganization. As a result, following the completion of the Merger, Uniti may, but is not required to, consummate the Post-Closing Reorganization. If the Post-Closing Reorganization is completed, certain existing agreements and arrangements presently in effect between Uniti and Windstream, including the Windstream Leases and the settlement agreement described above, could be (but are not required to be) terminated. In addition, if the Post-Closing Reorganization is completed, each obligor under Uniti's outstanding debt (other than the ABS Notes, as defined herein) would become an obligor under Windstream's outstanding debt, and each obligor under Windstream's outstanding debt would become an obligor under Uniti's outstanding debt (other than the ABS Notes, as defined herein). We presently intend to consummate the Post-Closing Reorganization shortly after the closing of the Merger.

Finally, it is expected that, following consummation of the Merger, Uniti will cease to be a REIT and New Uniti would not qualify as a REIT.
Note 2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying Condensed Consolidated Financial Statements include all accounts of the Company and its wholly owned and/or controlled subsidiaries, including the Operating Partnership. Under the Accounting Standards Codification ("ASC") 810, Consolidation (“ASC 810”), the Operating Partnership is considered a variable interest entity and is consolidated in the Condensed Consolidated Financial Statements of Uniti Group Inc. because the Company is the primary beneficiary. All material intercompany balances and transactions have been eliminated.
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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the ASC, as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results from any interim period are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying Condensed Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 21, 2025, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 7, 2025 (the “Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted from the accompanying Condensed Consolidated Financial Statements and related notes since such items are disclosed in our Annual Report.

Concentration of Credit Risks
Prior to September 2020, we were party to a long-term exclusive triple-net lease (the “Master Lease”) with Windstream pursuant to which a substantial portion of our real property was leased to Windstream and from which a substantial portion of our leasing revenues were derived. On September 18, 2020, Uniti and Windstream bifurcated the Master Lease and entered into two structurally similar master leases (collectively, the “Windstream Leases”), which amended and restated the Master Lease in its entirety. The Windstream Leases consist of (a) a master lease (the "ILEC MLA") that governs Uniti owned assets used for Windstream's incumbent local exchange carrier ("ILEC") operations and (b) a master lease (the "CLEC MLA") that governs Uniti owned assets used for Windstream's consumer competitive local exchange carrier ("CLEC") operations. Revenue under the Windstream Leases provided 68.2% and 68.1% of our revenue for the six months ended June 30, 2025 and 2024, respectively. Because a substantial portion of our revenue and cash flows are derived from lease payments by Windstream pursuant to the Windstream Leases, there could be a material adverse impact on our consolidated results of operations, liquidity, financial condition and/or ability to service debt if Windstream were to default under the Windstream Leases or otherwise experience operating or liquidity difficulties and become unable to generate sufficient cash to make payments to us.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents represent funds that are restricted for an obligation under the ABS Loan Facility (as defined in Note 11) to maintain three months of interest and other expenses.
Income Taxes
On July 4, 2025, H.R.1, also known as the One Big Beautiful Bill Act, was signed into law in the U.S. and contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the three and six months ended June 30, 2025.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which expands the disclosure requirements for income taxes and enhances the transparency and decision-usefulness of income tax disclosures. The standard requires disclosure of additional specified categories in the rate reconciliation in both percentage and dollar amounts as well as greater disaggregation of income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires additional disclosure about specific types of expenses included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its disclosures in the consolidated financial statements.

Note 3. Revenues
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue stream.

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Revenue disaggregated by revenue stream
Revenue from contracts with customers
Uniti Fiber
Lit backhaul	$18,380	$22,645	$36,124	$40,367
Enterprise and wholesale	28,399	24,327	56,517	51,220
E-Rate and government	14,478	16,174	24,084	27,318
Other	(44)	852	(81)	1,727
Uniti Fiber	61,213	63,998	116,644	120,632
Uniti Leasing	1,464	1,646	2,919	3,274
Total revenue from contracts with customers	62,677	65,644	119,563	123,906
Revenue accounted for under leasing guidance
Uniti Leasing	225,014	216,640	445,927	432,633
Uniti Fiber	13,041	12,663	29,151	24,826
Total revenue accounted for under leasing guidance	238,055	229,303	475,078	457,459
Total revenue	$300,732	$294,947	$594,641	$581,365
At June 30, 2025 and December 31, 2024, lease receivables were $17.5 million and $28.8 million, respectively, and receivables from contracts with customers were $20.1 million and $19.1 million, respectively.
Contract Assets (Unbilled Revenue) and Liabilities (Deferred Revenue)
Contract assets primarily consist of unbilled construction revenue where we are utilizing our costs incurred as the measure of progress of satisfying our performance obligation. Contract assets are reported within accounts receivable, net on our Condensed Consolidated Balance Sheets. When the contract price is invoiced, the related unbilled receivable is reclassified to trade accounts receivable, where the balance will be settled upon the collection of the invoiced amount. Contract liabilities are generally comprised of upfront fees charged to the customer for the cost of establishing the necessary components of the Company’s network prior to the commencement of use by the customer. Fees charged to customers for the recurring use of the Company’s network are recognized during the related periods of service. Upfront fees that are billed in advance of providing services are deferred until such time the customer accepts the Company’s network and then are recognized as service revenues ratably over a period in which substantive services required under the revenue arrangement are expected to be performed, which is the initial term of the arrangement. During the three and six months ended June 30, 2025, we recognized revenues of $1.2 million and $2.8 million, respectively, which were included in the December 31, 2024 contract liabilities balance.
The following table provides information about contract assets and contract liabilities accounted for under ASC 606, Revenue from Contracts with Customers ("ASC 606").

(Thousands)	Contract Assets	Contract Liabilities
Balance at December 31, 2024	$—	$10,014
Balance at June 30, 2025	$923	$9,424

Transaction Price Allocated to Remaining Performance Obligations
Performance obligations within contracts to stand ready to provide services are typically satisfied over time or as those services are provided. Contract liabilities primarily relate to deferred revenue from upfront customer payments. The deferred revenue is recognized, and the liability reduced, over the contract term as the Company completes the performance obligation. As of June 30, 2025, our future revenues (i.e., transaction price related to remaining performance obligations) under contract accounted for under ASC 606 totaled $573.8 million, of which $510.4 million is related to contracts that are currently being invoiced and have an average remaining contract term of 2.9 years, while $63.4 million represents our backlog for sales bookings which have yet to be installed and have an average contract term of 5.4 years. We do not disclose the value of unsatisfied performance obligations for contracts that have an original expected duration of one year or less.
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
The components of lease income for the three and six months ended June 30, 2025 and 2024 respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Lease income - operating leases	$238,055	$229,303	$475,078	$457,459
Lease payments to be received under non-cancellable operating leases as of June 30, 2025 are as follows:

(Thousands)	June 30, 2025⁽¹⁾
2025	$421,710
2026	860,605
2027	862,269
2028	862,057
2029	861,507
Thereafter	784,511
Total lease receivables	$4,652,659
(1) Total future minimum lease payments to be received include $3.8 billion relating to the Windstream Leases.

The underlying assets under operating leases where we are the lessor are summarized as follows:

(Thousands)	June 30, 2025	December 31, 2024
Land	$26,737	$26,711
Building and improvements	352,176	350,829
Poles	351,977	341,548
Fiber	4,430,631	4,222,895
Equipment	437	437
Copper	3,973,498	3,972,806
Conduit	90,214	90,193
Tower assets	58	58
Finance lease assets	1,486	1,889
Other assets	10,432	10,432
	9,237,646	9,017,798
Less: accumulated depreciation	(5,941,191)	(5,852,579)
Underlying assets under operating leases, net	$3,296,455	$3,165,219
Depreciation expense for the underlying assets under operating leases where we are the lessor for the three and six months ended June 30, 2025 and 2024, respectively, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Depreciation expense for underlying assets under operating leases	$48,621	$45,643	$96,481	$91,648
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
As of June 30, 2025, we have short-term lease commitments amounting to approximately $3.0 million.
Lease payments to be made under non-cancellable leases as of June 30, 2025 are as follows:

(Thousands)	Operating Leases	Finance Leases
2025	$8,531	$2,714
2026	16,106	5,520
2027	13,210	4,734
2028	11,429	3,871
2029	9,595	3,063
Thereafter	103,774	12,522
Total undiscounted lease payments	$162,645	$32,424
Less: imputed interest	(80,044)	(9,080)
Total lease liabilities	$82,601	$23,344

Note 5. Fair Value of Financial Instruments
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
The following table summarizes the fair value of our financial instruments at June 30, 2025 and December 31, 2024:

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At June 30, 2025
Liabilities
Senior secured notes - 10.50% due February 15, 2028	$2,412,852	$—	$2,412,852	$—
Senior secured notes - 4.75%, due April 15, 2028	558,042	—	558,042	—
Senior unsecured notes - 6.50% , due February 15, 2029	1,067,811	—	1,067,811	—
Senior unsecured notes - 6.00%, due January 15, 2030	654,593	—	654,593	—
Senior unsecured notes - 8.625% due June 15, 2032	605,272	—	605,272	—
Convertible senior notes - 7.50%, due December 1, 2027	339,860	—	339,860	—
ABS Notes (Class A-2) - 5.877% due April 1, 2030	430,857	—	430,857	—
ABS Notes (Class B) - 6.369% due April 1, 2030	66,469	—	66,469	—
ABS Notes (Class C) - 9.018% due April 1, 2030	99,568	—	99,568	—
Settlement payable	24,505	—	24,505	—
Total	$6,259,829	$—	$6,259,829	$—

(Thousands)	Total	Quoted Prices in Active Markets (Level 1)	Prices with Other Observable Inputs (Level 2)	Prices with Unobservable Inputs (Level 3)
At December 31, 2024
Assets
Derivative asset	$77	$—	$77	$—
Total	$77	$—	$77	$—

At December 31, 2024
Liabilities
Senior secured notes - 10.50% due February 15, 2028	$3,098,766	$—	$3,098,766	$—
Senior secured notes - 4.75%, due April 15, 2028	534,518	—	534,518	—
Senior unsecured notes - 6.50% , due February 15, 2029	1,007,399	—	1,007,399	—
Senior unsecured notes - 6.00%, due January 15, 2030	616,217	—	616,217	—
Convertible senior notes - 7.50%, due December 1, 2027	348,613	—	348,613	—
ABS Loan Facility, variable rate, due September 1, 2025	273,625	—	273,625	—
Settlement payable	71,723	—	71,723	—
Total	$5,950,861	$—	$5,950,861	$—
The carrying value of cash and cash equivalents, accounts and other receivables, and accounts, interest and dividends payable approximate fair values due to the short-term nature of these financial instruments.
The total principal balance of our outstanding notes and other debt was $6.15 billion at June 30, 2025, with a fair value of $6.24 billion. The estimated fair value of our outstanding notes and other debt was based on available external pricing data and current market rates for similar debt instruments, among other factors, which are classified as Level 2 inputs within the fair value hierarchy.
Uniti is required to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning October 2020 (the “Settlement Payable”). See Note 11. The Settlement Payable was initially recorded at fair value, using the present value of future cash flows. The future cash flows are discounted using discount rate input based on observable market data. Accordingly, we classify inputs used as Level 2 in the fair value hierarchy. As of June 30, 2025, the remaining Settlement Payable is $24.2 million. There have been no changes in the valuation methodologies used since the initial recording.

Note 6. Property, Plant and Equipment
The carrying value of property, plant and equipment is as follows:

(Dollars in Thousands)	Depreciable Lives	June 30, 2025	December 31, 2024
Land	Indefinite	$30,616	$30,577
Building and improvements	3 - 40 years	376,406	374,668
Poles	30 Years	351,977	341,548
Fiber	30 Years	5,488,069	5,253,959
Equipment	5 - 7 years	516,667	499,678
Copper	20 Years	3,973,498	3,972,806
Conduit	30 Years	90,214	90,193
Tower assets	20 Years	1,221	1,221
Finance lease assets	See Note 3	39,524	52,789
Other assets	15 - 20 years	10,434	10,450
Construction in progress	See Note 3	56,049	36,774
Corporate assets	3 - 7 years	17,762	16,499
		10,952,437	10,681,162
Less accumulated depreciation		(6,585,647)	(6,471,415)
Net property, plant and equipment		$4,366,790	$4,209,747
(1) See our Annual Report for property, plant and equipment accounting policies.
Depreciation expense for the three and six months ended June 30, 2025 was $72.2 million and $144.5 million, respectively. Depreciation expense for the three and six months ended June 30, 2024 was $70.6 million and $140.7 million, respectively.
CableSouth Transaction
In 2018, we acquired certain fiber assets from CableSouth Media, LLC (“CableSouth”) and leased back certain of those acquired assets to CableSouth pursuant to a triple-net lease.

During the fourth quarter of 2023, the Company entered into an agreement with a fund managed by Macquarie Asset Management ("MAM") pursuant to which MAM would make a structured equity investment into CableSouth in order to assist CableSouth in the acquisition of all of our previously acquired CableSouth fiber assets and the buyout of their triple-net lease for cash consideration of $40.0 million (the "CableSouth Transaction"). The Company completed the CableSouth Transaction on January 31, 2024 and recorded a $19 million gain on sale of real estate in our Condensed Consolidated Statements of Income during the six months ended June 30, 2024.

The CableSouth Transaction is included in the results of the Uniti Leasing segment, and because the sale does not represent a strategic shift that will have a major effect on operations and financial results, it does not qualify for presentation as a discontinued operation.

Note 7. Goodwill and Intangible Assets and Liabilities
Changes in the carrying amount of goodwill occurring during the six months ended June 30, 2025 are as follows:

(Thousands)	Uniti Fiber	Total
Goodwill at December 31, 2024	$672,878	$672,878
Accumulated impairment charges as of December 31, 2024	(515,498)	(515,498)
Balance at December 31, 2024	$157,380	$157,380

Goodwill at June 30, 2025	$672,878	$672,878
Accumulated impairment charges as of June 30, 2025	(515,498)	(515,498)
Balance at June 30, 2025	$157,380	$157,380
Carrying value of intangible assets and liabilities at June 30, 2025 and December 31, 2024 are as follows:

(Thousands)	June 30, 2025		December 31, 2024
	Original Cost	Accumulated Amortization	Original Cost	Accumulated Amortization
Finite life intangible assets:
Customer lists	$416,104	$(185,718)	$416,104	$(174,326)
Contracts	52,536	(31,194)	52,536	(27,910)
Underlying Rights	10,497	(1,662)	10,497	(1,487)

Total intangible assets	$479,137		$479,137
Less: accumulated amortization	(218,574)		(203,723)
Total intangible assets, net	$260,563		$275,414

Finite life intangible liabilities:
Below-market leases	$191,154	$(50,798)	$191,154	$(45,451)

Finite life intangible liabilities:
Below-market leases	$191,154		$191,154
Less: accumulated amortization	(50,798)		(45,451)
Total intangible liabilities, net	$140,356		$145,703
As of June 30, 2025, the remaining weighted average amortization period of the Company’s intangible assets was 12.9 years, 3.3 years, and 25.3 years for customer lists, contracts, and underlying rights, respectively. As of June 30, 2025, the total remaining weighted average amortization period for total intangible assets was 12.5 years.
Amortization expense for the three and six months ended June 30, 2025 was $7.4 million and $14.9 million, respectively. Amortization expense for the three and six months ended June 30, 2024 was $7.4 million and $14.9 million, respectively. Amortization expense is estimated to be $29.7 million for the full year of 2025, $29.7 million in 2026, $29.7 million in 2027, $28.1 million in 2028, and $23.1 million in 2029.
We recognize the amortization of below-market leases in revenue. Revenue related to the amortization of the below-market leases for the three and six months ended June 30, 2025 was $2.7 million and $5.3 million, respectively. Revenue related to the amortization of the below-market leases for the three and six months ended June 30, 2024 was $2.7 million and $5.3 million, respectively. As of June 30, 2025, the remaining weighted average amortization period of the Company’s intangible liabilities was 14.7 years. Revenue due to the amortization of the below-market leases is estimated to be $10.7 million for the full year of 2025, $10.7 million in 2026, $10.7 million in 2027, $10.2 million in 2028, and $8.8 million in 2029.

Note 8. Notes and Other Debt
All debt, other than our Convertible 2027 Notes (as defined below), are obligations of the Operating Partnership and/or certain of its subsidiaries as discussed below. The Company is a guarantor of our senior notes and borrowings under our Revolving Credit Facility. The Company is the primary obligor of our Convertible 2027 Notes, which are guaranteed by the Operating Partnership and other obligors under our senior notes.
Notes and other debt are as follows:

(Thousands)	June 30, 2025	December 31, 2024
Principal amount	$6,150,500	$5,861,500
Less unamortized discount, premium and debt issuance costs	(85,749)	(77,903)
Notes and other debt less unamortized discount, premium and debt issuance costs	$6,064,751	$5,783,597
Notes and other debt at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025		December 31, 2024
(Thousands)	Principal	Unamortized Discount, Premium and Debt Issuance Costs	Principal	Unamortized Discount, Premium and Debt Issuance Costs
Senior secured notes - 10.50%, due February 15, 2028 (discount is based on imputed interest rate of 10.99%)	$2,275,000	$(25,373)	$2,900,000	$(37,522)
Senior secured notes - 4.75%, due April 15, 2028 (discount is based on imputed interest rate of 5.04%)	570,000	(4,291)	570,000	(4,998)
Senior unsecured notes - 6.50%, due February 15, 2029 (discount is based on imputed interest rate of 6.83%)	1,110,000	(11,702)	1,110,000	(13,101)
Senior unsecured notes - 6.00% due January 15, 2030 (discount is based on imputed interest rate of 6.27%)	700,000	(7,314)	700,000	(8,000)
Senior unsecured notes - 8.625% due June 15, 2032 (discount is based on imputed interest rate of 9.16%)	600,000	(16,502)	—	—
Convertible senior notes - 7.50%, due December 1, 2027 (discount is based on imputed interest rate of 8.29%)	306,500	(5,306)	306,500	(6,273)
ABS Bridge Loan Facility variable rate, due September 1, 2025 (discount is based on imputed interest rate of 10.33%)	—	—	275,000	(3,671)
ABS Notes (Class A-2) - 5.877%, due April 1, 2030 (discount is based on imputed interest rate of 6.36%)	426,000	(8,397)	—	—
ABS Notes (Class B) - 6.369%, due April 1, 2030 (discount is based on imputed interest rate of 6.86%)	65,000	(1,282)	—	—
ABS Notes (Class C) - 9.018%, due April 1, 2030 (discount is based on imputed interest rate of 9.54%)	98,000	(1,943)	—	—
Senior secured revolving credit facility, variable rate, due September 24, 2027	—	(3,639)	—	(4,338)
Total	$6,150,500	$(85,749)	$5,861,500	$(77,903)

At June 30, 2025, notes and other debt included the following: (i) the Revolving Credit Facility (as defined below) pursuant to that certain credit agreement, dated as of April 24, 2015, by and among the Operating Partnership, Uniti Group Finance 2019 Inc. and CSL Capital, LLC (hereinafter, the “Borrowers”), the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer and certain other lenders named therein, as amended (the “Credit Agreement”), of which no borrowings were outstanding as of June 30, 2025; (ii) $589.0 million aggregate principal amount of secured fiber network revenue term notes (the "ABS Notes") due April 1, 2030, consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes, and $98.0 million 9.018% Series 2025-1, Class C term notes, entered into by Uniti Fiber ABS Issuer LLC and Uniti Fiber TRS Issuer LLC (collectively, the "ABS Notes Issuers"), each an indirect, bankruptcy-remote subsidiary of the Company, (iii) $2.3 billion aggregate principal amount of 10.50% Senior Secured Notes due February 15, 2028 (the “February 2028

Secured Notes”); (iv) $570.0 million aggregate principal amount of 4.75% Senior Secured Notes due April 15, 2028 (the “April 2028 Secured Notes”); (v) $1.1 billion aggregate principal amount of 6.50% Senior Unsecured Notes due February 15, 2029 (the “2029 Notes”); (vi) $700.0 million aggregate principal amount of 6.00% Senior Unsecured Notes due January 15, 2030 (the “2030 Notes”); (vii) $600.0 million aggregate principal amount of 8.625% Senior Unsecured Notes due June 15, 2032 (the “2032 Notes”), and (viii) $306.5 million aggregate principal amount of 7.50% Convertible Senior Notes due December 1, 2027 (the "Convertible 2027 Notes" and collectively with the ABS Notes, February 2028 Secured Notes, April 2028 Secured Notes, 2029 Notes, 2030 Notes, and 2032 Notes, the “Notes”).
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
The Borrowers are subject to customary covenants under the Credit Agreement, including an obligation to maintain a consolidated secured leverage ratio, as defined in the Credit Agreement, not to exceed 5.00 to 1.00. We are permitted, subject to customary conditions, to incur other indebtedness, so long as, on a pro forma basis after giving effect to any such indebtedness, our consolidated total leverage ratio, as defined in the Credit Agreement, does not exceed 6.50 to 1.00 and, if such debt is secured, our consolidated secured leverage ratio, as defined in the Credit Agreement, does not exceed 4.00 to 1.00. In addition, the Credit Agreement contains customary events of default, including a cross default provision whereby the failure of the Borrowers or certain of their subsidiaries to make payments under other debt obligations, or the occurrence of certain events affecting those other borrowing arrangements, could trigger an obligation to repay any amounts outstanding under the Credit Agreement. In particular, a repayment obligation could be triggered if (i) the Borrowers or certain of their subsidiaries fail to make a payment when due of any principal or interest on any other indebtedness aggregating $75.0 million or more, or (ii) an event occurs that causes, or would permit the holders of any other indebtedness aggregating $75.0 million or more to cause, such indebtedness to become due prior to its stated maturity. As of June 30, 2025, the Borrowers were in compliance with all of the covenants under the Credit Agreement.
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

On February 3, 2025, the ABS Notes Issuers issued $589.0 million aggregate principal amount of the ABS Notes, consisting of $426.0 million 5.877% Series 2025-1, Class A-2 term notes, $65.0 million 6.369% Series 2025-1, Class B term notes and $98.0 million 9.018% Series 2025-1, Class C term notes, each with an anticipated repayment date in April 2030. The ABS Notes were issued as part of a securitization transaction, pursuant to which certain of the Company’s fiber network assets and related customer contracts in the State of Florida and the Gulf Coast region of Louisiana, Mississippi and Alabama, including the assets of the ABS Bridge Loan Parties that secured the ABS Loan Facility, were contributed to the ABS Notes Issuers, Uniti Fiber GulfCo LLC and Uniti Fiber TRS AssetCo LLC (collectively, the “ABS Notes Obligors”). The cash flow from these contributed assets will be used to service the obligations under the ABS Notes.

The ABS Notes were issued pursuant to an indenture, dated as of February 3, 2025, as supplemented by a Series 2025-1 Supplement thereto, dated as of February 3, 2025, in each case by and among the ABS Notes Obligors and Wilmington Trust, National Association, as indenture trustee.

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
During the six months ended June 30, 2025, we recognized a $3.2 million loss on the extinguishment of the ABS Loan Facility and a $5.3 million loss on the partial extinguishment of the February 2028 Secured Notes within interest expense, net on the Condensed Consolidated Statements of (Loss) Income, which includes $4.8 million of non-cash interest expense for the write off of the unamortized premium and deferred financing costs and $3.7 million of cash interest expense for the redemption premium.
Unsecured Notes
On June 24, 2025, Uniti Group LP, Uniti Group Finance 2019 Inc., Uniti Fiber Holdings Inc. and CSL Capital, LLC (together, the “Issuers”), each a subsidiary of the Company, completed a private offering of $600.0 million aggregate principal amount of the 2032 Notes.

The 2032 Notes were issued at an issue price of 100% of their principal amount pursuant to an Indenture, dated as of June 24, 2025 (the “Indenture”), among the Issuers, the guarantors named therein (collectively, the “Guarantors”) and Deutsche Bank Trust Company Americas, as trustee. The 2032 Notes mature on June 15, 2032 and bear interest at a rate of 8.625% per year. Interest on the 2032 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2025.

The Issuers may redeem the 2032 Notes, in whole or in part, at any time prior to June 15, 2028 at a redemption price equal to 100% of the principal amount of the 2032 Notes redeemed plus accrued and unpaid interest on the 2032 Notes, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the Indenture. Thereafter, the Issuers may redeem the 2032 Notes in whole or in part, at the redemption prices set forth in the Indenture. In addition, at any time on or prior to June 15, 2028, up to 40% of the aggregate principal amount of the 2032 Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued 2032 Notes remains outstanding. If certain changes of control of Uniti Group LP occur, holders of the 2032 Notes will have the right to require the Issuers to offer to repurchase their 2032 Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The 2032 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by each of Uniti Group LP’s existing and future domestic restricted subsidiaries (other than the Issuers) that guarantees indebtedness under the Company’s senior secured credit facility and existing senior notes (except initially certain regulated subsidiaries for which the Company will seek regulatory approval to enable them to guarantee the 2032 Notes). The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the 2032 Notes.

The 2032 Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior unsecured indebtedness and senior in right of payment to any of the Issuers’ and the Guarantors’ subordinated indebtedness. The 2032 Notes and the related guarantees are effectively subordinated to all of the Issuers’ and the Guarantors’ secured indebtedness (including the senior secured credit facility and outstanding senior secured notes) to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future liabilities (including trade payables) of the Issuers’ subsidiaries that do not guarantee the 2032 Notes.

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
On June 24, 2025, the Issuers used the net proceeds from the offering of the 2032 Notes to fund the partial redemption of $500.0 million aggregate principal amount of the February 2028 Secured Notes, including related premiums, fees and expenses in connection with the foregoing, and used or will use the remaining net proceeds for general corporate purposes.

During the three and six months ended June 30, 2025, we recognized a $31.9 million loss on the partial extinguishment of the February 2028 Secured Notes within interest expense, net on the Condensed Consolidated Statements of (Loss) Income, which includes $4.7 million of non-cash interest expense for the write off of the unamortized premium and deferred financing costs and $27.2 million of cash interest expense for the redemption premium.
Deferred Financing Cost
Deferred financing costs were incurred in connection with the issuance of the Notes and our entry into the Revolving Credit Facility and the ABS Loan Facility. These costs are amortized using the effective interest method over the term of the related indebtedness and are included in interest expense in our Condensed Consolidated Statements of (Loss) Income. For the three and six months ended June 30, 2025, we recognized $5.7 million and $11.7 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs. For the three and six months ended June 30, 2024, we recognized $6.1 million and $11.1 million, respectively, of non-cash interest expense related to the amortization of deferred financing costs.
Note 9. Earnings Per Share
Our time-based restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends at the same rate as common stock. As participating securities, we included these instruments in the computation of earnings per share under the two-class method described in ASC 260, Earnings per Share.
We also have outstanding performance-based restricted stock units that contain forfeitable rights to receive dividends. Therefore, the awards are considered non-participating restrictive shares and are not dilutive under the two-class method until performance conditions are met.
The dilutive effect of the 4.00% exchangeable notes that matured and were repaid on June 15, 2024 (the "Exchange Notes") and the Convertible 2027 Notes is calculated by using the “if-converted” method. This assumes an add-back of interest, net of income taxes, to net income attributable to shareholders as if the securities were converted at the beginning of the reporting period (or at time of issuance, if later) and the resulting common shares included in number of weighted average shares. The dilutive effect of the warrants previously issued in connection with the issuance of the Exchange Notes that terminated in June 2024 is calculated using the treasury-stock method. During the three and six months ended June 30, 2025 and 2024, the warrants were excluded from diluted shares outstanding because the exercise price exceeded the average market price of our common stock for the reporting period.

The following sets forth the computation of basic and diluted earnings per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2025	2024	2025	2024
Basic earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(10,729)	$18,278	$1,491	$59,607
Less: Income allocated to participating securities	—	(723)	(335)	(1,159)
Dividends declared on convertible preferred stock	(5)	(5)	(10)	(10)
Net (loss) income attributable to common shares	$(10,734)	$17,550	$1,146	$58,438
Denominator:
Basic weighted-average common shares outstanding	238,567	237,347	238,318	237,121
Basic (loss) earnings per common share	$(0.04)	$0.07	$0.00	$0.25

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per share data)	2025	2024	2025	2024
Diluted earnings per share:
Numerator:
Net (loss) income attributable to shareholders	$(10,729)	$18,278	$1,491	$59,607
Less: Income allocated to participating securities	—	(723)	(335)	(1,159)
Dividends declared on convertible preferred stock	(5)	(5)	(10)	(10)
Impact on if-converted dilutive securities	—	—	—	—
Net (loss) income attributable to common shares	$(10,734)	$17,550	$1,146	$58,438
Denominator:
Basic weighted-average common shares outstanding	238,567	237,347	238,318	237,121
Effect of dilutive non-participating securities	—	—	—	—
Impact on if-converted dilutive securities	—	—	—	—
Weighted-average shares for dilutive earnings per common share	238,567	237,347	238,318	237,121
Dilutive (loss) earnings per common share	$(0.04)	$0.07	$0.00	$0.25
For the three and six months ended June 30, 2025, 2,023,995 non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met. For the three and six months ended June 30, 2025, we excluded 42,043,892 potential common shares related to the Convertible 2027 Notes from the computation of earnings per share, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2024, 1,412,563 non-participating securities were excluded from the computation of earnings per share, as their performance conditions have not been met. For the three and six months ended June 30, 2024, we excluded 52,910,874 and 54,070,019 potential common shares related to the Exchange Notes and the Convertible 2027 Notes, respectively, from the computation of earnings per share, as their effect would have been anti-dilutive.

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

Selected financial data related to our segments is presented below for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$226,478	$74,254	$—	$300,732

Adjusted EBITDA	$220,111	$28,763	$(6,311)	$242,563
Less:
Interest expense	(46)	13,405	147,425	160,784
Depreciation and amortization	47,607	31,992	64	79,663
Transaction related and other costs				13,462
Other, net				1,977
Stock-based compensation				3,584
Income tax benefit	(2,128)	(3,668)	(382)	(6,178)
Net loss				$(10,729)

Capital Expenditures	$3,124	$34,149	$865	$38,138

	Three Months Ended June 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$218,286	$76,661	$—	$294,947

Adjusted EBITDA	$210,853	$31,091	$(5,285)	$236,659
Less:
Interest expense	(710)	11,817	116,368	127,475
Depreciation and amortization	44,613	33,425	14	78,052
Transaction related and other costs				10,977
Other, net				1,048
Stock-based compensation				3,397
Income tax expense (benefit)	319	(2,942)	52	(2,571)
Net Income				$18,281

Capital Expenditures	$69,592	$25,222	$5	$94,819

	Six Months Ended June 30, 2025
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$448,846	$145,795	$—	$594,641

Adjusted EBITDA	$435,237	$57,519	$(12,363)	$480,393
Less:
Interest expense	(145)	28,706	270,210	298,771
Depreciation and amortization	94,458	64,808	80	159,346
Transaction related and other costs				21,309
Other, net				2,827
Stock-based compensation				7,345
Income tax benefit	(1,828)	(8,586)	(282)	(10,696)
Net income				$1,491

Capital Expenditures	$179,922	$65,411	$865	$246,198

	Six Months Ended June 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$435,907	$145,458	$—	$581,365

Adjusted EBITDA	$421,530	$54,929	$(11,172)	$465,287
Less:
Interest expense	(710)	18,708	232,688	250,686
Depreciation and amortization	89,593	65,917	27	155,537
Transaction related and other costs				16,664
Gain on sale of real estate				(18,999)
Other, net				2,959
Stock-based compensation				6,745
Income tax expense (benefit)	623	(8,750)	193	(7,934)
Net income				$59,629

Capital Expenditures	$209,294	$53,448	$16	$262,758

Significant segment expenses for our reportable segments are presented below for the periods indicated:

	Uniti Fiber
	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Revenues	$74,254	$76,661	$145,795	$145,458

Less:
Employee-related (excluding stock-based compensation):
Operating Expense	6,147	6,180	12,212	12,717
General and Administrative Expense	8,872	8,754	17,862	17,678
Network (a)	18,327	18,902	36,759	37,661
Installation, Equipment, & Other Non-recurring Charges (a)	4,173	4,415	5,293	6,987
Insurance (b)	1,067	1,172	2,134	2,346
Professional Fees (b)	1,207	1,173	2,448	2,226
Other	5,698	4,974	11,568	10,914
Adjusted EBITDA	$28,763	$31,091	$57,519	$54,929
(a) Included within the Operating expense (exclusive of depreciation, accretion and amortization) line item in our Condensed Consolidated Statements of (Loss) Income.
(b) Included within the General and administration expense line item in our Condensed Consolidated Statements of (Loss) Income.

Employee-related expenses include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses. Other includes office rent, IT costs, taxes and fees, advertising, and other overhead expenses.

	Uniti Leasing
	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Revenues	$226,478	$218,286	$448,846	$435,907

Less:
Employee-related (excluding stock-based compensation):
Operating Expense	58	98	124	391
General and Administrative Expense	1,458	1,277	3,147	2,784
Network (a)	4,130	5,595	9,008	10,592
Other	721	463	1,330	610
Adjusted EBITDA	$220,111	$210,853	$435,237	$421,530
(a) Included within the Operating expense (exclusive of depreciation, accretion and amortization) line item in our Condensed Consolidated Statements of (Loss) Income.

Employee-related expenses include employee salaries, related taxes and benefits, short-term cash incentive compensation and travel and entertainment expenses. Other includes insurance, professional fees, taxes and fees, and other overhead expenses.

Total assets by business segment as of June 30, 2025 and December 31, 2024 are as follows:

(Thousands)	June 30, 2025	December 31, 2024
Uniti Leasing	$3,283,782	$3,158,309
Uniti Fiber	2,028,873	1,985,828
Corporate	230,876	138,008
Total of reportable segments	$5,543,531	$5,282,145

Note 11. Commitments and Contingencies
In the ordinary course of our business, we are subject to claims and administrative proceedings, none of which we believe are material or would be expected to have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows or results of operations.
Windstream Commitments
Following the consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020, and Uniti may prepay any installments due on or after the first anniversary of the settlement agreement (discounted at a 9% rate). As of June 30, 2025, the Company has made payments totaling $460.4 million.
Further, beginning in October 2020, we became obligated to reimburse Windstream for up to an aggregate of $1.75 billion for certain growth capital improvements in long-term fiber and related assets made by Windstream (“Growth Capital Improvements”) through 2029. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures (except for costs incurred for fiber replacements to the property leased under the CLEC MLA, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2024, and are limited to $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029. If the cost incurred by Windstream (or the successor tenant under a Windstream Lease) for Growth Capital Improvements in any calendar year exceeds the annual limit for such calendar year, Windstream (or such tenant, as the case may be) may submit such excess costs for reimbursement in any subsequent year and such excess costs shall be funded from the annual commitment amounts in such subsequent period. In addition, to the extent that reimbursements for Growth Capital Improvements funded in any calendar year during the term is less than the annual limit for such calendar year, the unfunded amount in any calendar year will carry-over and may be added to the annual limits for subsequent calendar years, subject to an annual limit of $250 million in any calendar year. During the six months ended June 30, 2025, Uniti reimbursed $175.0 million of Growth Capital Improvements, of which $175.0 million represented the reimbursement of capital improvements completed in 2024 that were previously classified as tenant funded capital improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.2 billion of Growth Capital Improvements.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made as of June 30, 2025.

Note 12. Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive loss by component is as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Cash flow hedge:
Balance at beginning of period attributable to shareholders	$(515)	$(167)	$(634)	$—
Change in fair value of derivative asset	—	529	(68)	173
Amounts reclassified from accumulated other comprehensive income	348	(226)	535	(37)
Balance at end of period	(167)	136	(167)	136
Less: Other comprehensive income attributable to noncontrolling interest	0	0	0	0
Balance at end of period attributable to shareholders	(167)	136	(167)	136
Accumulated other comprehensive (loss) income at end of period	$(167)	$136	$(167)	$136

Note 13. Capital Stock

The limited partnership interests in our operating partnership (commonly called “OP Units”), are exchangeable on a one-for-one basis for shares of our common stock or, at our election, cash of equivalent value. No OP Units held by third parties were exchanged during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company exchanged 14,722 OP Units held by third parties for cash consideration of $0.1 million, representing 100% of the OP Units held by third parties with a carrying value of $0.3 million as of the exchange date.
Note 14. Supplementary Unrestricted Subsidiary Information

During 2024, we formed the Uniti Fiber ABS Parent LLC (" ABS Parent") and the ABS Bridge Loan Parties, each an indirect, bankruptcy-remote subsidiary of the Company, and we designated ABS Parent and the ABS Bridge Loan Parties as unrestricted subsidiaries under the Credit Agreement and the applicable indentures governing the Company’s outstanding senior notes. During 2025, we formed the ABS Notes Obligors (other than Uniti Fiber GulfCo LLC, which was formed in 2024), each a subsidiary of ABS Parent and an indirect, bankruptcy-remote subsidiary of the Company. Each ABS Notes Obligor is an unrestricted subsidiary under the Credit Agreement and the applicable indentures governing the Company’s senior notes. See Note 8.

Below are the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, and the Condensed Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2025 and 2024, respectively, of such unrestricted subsidiaries:

	As of June 30, 2025
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$442,969	$3,923,821	$—	$4,366,790
Cash and cash equivalents	750	239,977	—	240,727
Restricted cash and cash equivalents	57,761	105	—	57,866
Accounts receivable, net	11,233	52,516	(23,072)	40,677
Goodwill	—	157,380	—	157,380
Intangible assets, net	—	260,563	—	260,563
Straight-line revenue receivable	1,861	112,748	—	114,609
Operating lease right-of-use assets, net	—	127,938	—	127,938
Other assets, net	21,251	50,665	(31,520)	40,396
Deferred income tax assets, net	—	136,585	—	136,585
Total Assets	$535,825	$5,062,298	$(54,592)	$5,543,531

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$19,935	$91,439	$(23,072)	$88,302
Settlement payable	—	24,215	—	24,215
Intangible liabilities, net	—	140,356	—	140,356
Accrued interest payable	7,603	125,623	—	133,226
Deferred revenue	57,601	1,383,390	(10,269)	1,430,722
Dividends payable	—	2	—	2
Operating lease liabilities	—	82,601	—	82,601
Finance lease obligations	—	23,344	—	23,344
Notes and other debt, net	577,379	5,508,623	(21,251)	6,064,751
Total liabilities	662,518	7,379,593	(54,592)	7,987,519

Shareholders' Deficit:
Total shareholders' deficit	(126,693)	(2,317,295)	—	(2,443,988)
Total Liabilities and Shareholders' Deficit	$535,825	$5,062,298	$(54,592)	$5,543,531

	As of December 31, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Assets:
Property, plant and equipment, net	$446,498	$3,763,249	$—	$4,209,747
Cash and cash equivalents	1,743	153,850	—	155,593
Restricted cash and cash equivalents	28,149	105	—	28,254
Accounts receivable, net	9,032	46,309	(3,923)	51,418
Goodwill	—	157,380	—	157,380
Intangible assets, net	—	275,414	—	275,414
Straight-line revenue receivable	798	108,072	—	108,870
Operating lease right-of-use assets, net	—	126,791	—	126,791
Other assets, net	77	211,031	(170,475)	40,633
Deferred income tax assets, net	—	128,045	—	128,045
Total Assets	$486,297	$4,970,246	$(174,398)	$5,282,145

Liabilities and Shareholders' Deficit
Liabilities:
Accounts payable, accrued expenses and other liabilities, net	$3,386	$90,225	$(3,923)	$89,688
Settlement payable	—	71,785	—	71,785
Intangible liabilities, net	—	145,703	—	145,703
Accrued interest payable	921	142,980	—	143,901
Deferred revenue	43,521	1,357,431	—	1,400,952
Dividends payable	—	665	—	665
Operating lease liabilities	—	80,504	—	80,504
Finance lease obligations	—	17,190	—	17,190
Notes and other debt, net	271,329	5,512,268	—	5,783,597
Total liabilities	319,157	7,418,751	(3,923)	7,733,985

Shareholders' Deficit:
Total shareholders' deficit	167,140	(2,448,505)	(170,475)	(2,451,840)
Total Liabilities and Shareholders' Deficit	$486,297	$4,970,246	$(174,398)	$5,282,145

	Six Months Ended June 30, 2025
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total Revenues	$68,545	$556,448	$(30,352)	$594,641

Costs and Expenses:
Interest expense, net	22,636	276,135	—	298,771
Depreciation and amortization	11,615	147,731	—	159,346
General and administrative expense	6,567	54,701	(5,121)	56,147
Operating expense (exclusive of depreciation, accretion and amortization)	24,808	67,569	(25,231)	67,146
Transaction related and other costs	—	21,309	—	21,309
Other (income) expense, net	—	1,127	—	1,127
Total costs and expenses	65,626	568,572	(30,352)	603,846

Income (loss) before income taxes and equity in earnings from unconsolidated entities	2,919	(12,124)	—	(9,205)
Income tax benefit	—	(10,696)	—	(10,696)
Net income (loss)	$2,919	$(1,428)	$—	$1,491

	Six Months Ended June 30, 2024
(Thousands)	Unrestricted Subsidiaries	Restricted Subsidiaries	Eliminations	Consolidated
Total Revenues	$24,249	$562,792	$(5,676)	$581,365

Costs and Expenses:
Interest expense, net	9,786	240,900	—	250,686
Depreciation and amortization	6,895	148,642	—	155,537
General and administrative expense	13,257	46,268	(5,676)	53,849
Operating expense (exclusive of depreciation, accretion and amortization)	—	72,234	—	72,234
Transaction related and other costs	—	16,664	—	16,664
Gain on sale of real estate	—	(18,999)	—	(18,999)
Other (income) expense, net	—	(301)	—	(301)
Total costs and expenses	29,938	505,408	(5,676)	529,670

Income (loss) before income taxes and equity in earnings from unconsolidated entities	(5,689)	57,384	—	51,695
Income tax benefit	—	(7,934)	—	(7,934)
Net income (loss)	$(5,689)	$65,318	$—	$59,629
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management’s discussion and analysis of financial condition and results of operations describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition for the three and six months ended June 30, 2025. This discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements, and the notes thereto set forth in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the SEC on February 21, 2025, as amended by Amendment No. 1 thereto filed on Form 10-K/A with the SEC on March 7, 2025 (the "Annual Report").
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

The Company operates through a customary "up-REIT" structure, pursuant to which we hold substantially all of our assets through a partnership, Uniti Group LP, a Delaware limited partnership (the “Operating Partnership”), that we control as general partner. The up-REIT structure is intended to facilitate future acquisition opportunities by providing the Company with the ability to use common units of the Operating Partnership as a tax-efficient acquisition currency. As of June 30, 2025, we are the sole general partner of the Operating Partnership and own 100.00% of the partnership interests in the Operating Partnership. In addition, we have undertaken a series of transactions to permit us to hold certain assets through subsidiaries that are taxed as REITs, which may also facilitate future acquisition opportunities.
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
Significant Business Developments
Our Proposed Merger with Windstream
On May 3, 2024, Uniti entered into an Agreement and Plan of Merger, by and between Uniti and Windstream, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of July 17, 2024 (as it may be further amended and/or restated from time to time, the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement and following a pre-closing reorganization of Windstream, an affiliate of Windstream identified as “Merger Sub” in the Merger Agreement will merge with and into Uniti (the “Merger”), with Uniti surviving the Merger, with the result that both of Uniti and Windstream’s successor by merger will be indirect wholly owned subsidiaries of Windstream Parent, Inc., a Delaware corporation that is currently an indirect wholly owned subsidiary of Windstream (“New Uniti”). In connection with the Merger, Windstream Parent, Inc. will be renamed Uniti Group Inc. Following the Merger, the common stock of New Uniti ("New Uniti Common Stock") is expected to be listed on the Nasdaq Global Market under the proposed symbol “UNIT.” Our Merger with Windstream is subject to customary closing conditions, including, among others, approval by our stockholders, which was obtained April 2, 2025, and receipt of required regulatory approvals, the last of which was received on July 24, 2025. As of the date of this Quarterly Report on Form 10-Q, we and Windstream intend to close the Merger after market-close on August 1, 2025.
The Merger is expected to be a taxable transaction to the Company's stockholders. In addition, during the current quarter, the Company received a favorable private letter ruling from the Internal Revenue Service regarding certain U.S. federal income tax consequences of a post-closing restructuring, which is expected to result in a step-up in the tax basis of certain of the Company's assets following the closing of the Merger.
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

Upon consummation of the Merger, New Uniti will become an integrated telecommunications company. Initially, the legacy Uniti and Windstream organizational structures will remain separate, and the existing agreements and arrangements presently in effect between Uniti and Windstream, such as the Windstream Leases and the settlement agreement with Windstream, which requires Uniti to fund periodic settlement payments and reimburse Windstream for certain Growth Capital Improvements, will remain in place. All Windstream debt obligations would remain obligations of Windstream and our debt obligations would remain as ours, with no cross-guarantees or credit support between the Company and Windstream. For a description of the Windstream Leases and the settlement agreement with Windstream, refer to “Liquidity and Capital Resources—Windstream Leases” within Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q. In September and October 2024, Windstream undertook a series of transactions through which it amended the terms of its outstanding debt to, among other things, allow for the consolidation of Uniti's and Windstream's debt following the completion of the Merger into a single silo under a common parent entity (the "Post-Closing Reorganization"). In April of 2025, we amended our Credit Agreement (as defined herein) to modify its lien covenant to facilitate the Post-Closing Reorganization. As a result, following the completion of the Merger, Uniti may, but is not required to, consummate the Post-Closing Reorganization. If the Post-Closing Reorganization is completed, certain existing agreements and arrangements presently in effect between Uniti and Windstream, including the Windstream Leases and the settlement agreement described above, could be (but are not required to be) terminated. In addition, if the Post-Closing Reorganization is completed, each obligor under Uniti's outstanding debt (other than the ABS Notes, as defined herein) would become an obligor under Windstream's outstanding debt, and each obligor under Windstream's outstanding debt would become an obligor under Uniti's outstanding debt (other than the ABS Notes, as defined herein). We presently intend to consummate the Post-Closing Reorganization shortly after the closing of the Merger.

Finally, it is expected that, following consummation of the Merger, Uniti will cease to be a REIT and New Uniti would not qualify as a REIT.

Unsecured Notes Transaction

On June 24, 2025, Uniti Group LP, Uniti Group Finance 2019 Inc., Uniti Fiber Holdings Inc. and CSL Capital, LLC (together, the “Issuers”), each a subsidiary of the Company, completed a private offering of $600 million aggregate principal amount of the Issuers’ 8.625% Senior Notes due 2032 (the “2032 Notes”).

The 2032 Notes were issued at an issue price of 100% of their principal amount pursuant to an Indenture, dated as of June 24, 2025 (the “Indenture”), among the Issuers, the guarantors named therein (collectively, the “Guarantors”) and Deutsche Bank Trust Company Americas, as trustee. The 2032 Notes mature on June 15, 2032 and bear interest at a rate of 8.625% per year. Interest on the 2032 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2025.

The Issuers may redeem the 2032 Notes, in whole or in part, at any time prior to June 15, 2028 at a redemption price equal to 100% of the principal amount of the 2032 Notes redeemed plus accrued and unpaid interest on the 2032 Notes, if any, to, but not including, the redemption date, plus an applicable “make whole” premium described in the Indenture. Thereafter, the Issuers may redeem the 2032 Notes in whole or in part, at the redemption prices set forth in the Indenture. In addition, at any time on or prior to June 15, 2028, up to 40% of the aggregate principal amount of the 2032 Notes may be redeemed with the net cash proceeds of certain equity offerings at a redemption price of 108.625% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date; provided that at least 60% of aggregate principal amount of the originally issued 2032 Notes remains outstanding. If certain changes of control of Uniti Group LP occur, holders of the 2032 Notes will have the right to require the Issuers to offer to repurchase their 2032 Notes at 101% of their principal amount plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

The 2032 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and by each of Uniti Group LP’s existing and future domestic restricted subsidiaries (other than the Issuers) that guarantees indebtedness under the Company’s senior secured credit facility and existing senior notes (except initially certain regulated subsidiaries for which the Company will seek regulatory approval to enable them to guarantee the 2032 Notes). The guarantees are subject to release under specified circumstances, including certain circumstances in which such guarantees may be automatically released without the consent of the holders of the 2032 Notes.

The 2032 Notes and the related guarantees are the Issuers’ and the Guarantors’ senior unsecured obligations and rank equal in right of payment with all of the Issuers’ and the Guarantors’ existing and future senior unsecured indebtedness and senior in right of payment to any of the Issuers’ and the Guarantors’ subordinated indebtedness. The 2032 Notes and the related guarantees are effectively subordinated to all of the Issuers’ and the Guarantors’ secured indebtedness (including the senior secured credit facility and outstanding senior secured notes) to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future liabilities (including trade payables) of the Issuers’ subsidiaries that do not guarantee the 2032 Notes.

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

The Issuers used the net proceeds from the offering of the 2032 Notes to fund the partial redemption of $500.0 million aggregate principal amount of their outstanding 10.50% Senior Secured Notes due February 15, 2028 (the "February 2028 Secured Notes"), including related premiums, fees and expenses in connection with the foregoing, and will use the remaining net proceeds for general corporate purposes. During the three and six months ended June 30, 2025, we recognized a $31.9 million loss on the partial extinguishment of the February 2028 Secured Notes within interest expense, net on the Condensed Consolidated Statements of (Loss) Income, which includes $4.7 million of non-cash interest expense for the write off of the unamortized premium and deferred financing costs and $27.2 million of cash interest expense for the redemption premium.

Results of Operations
Comparison of the three months ended June 30, 2025 and 2024
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Revenue from rentals
Uniti Leasing	$225,014	74.8%	$216,640	73.4%
Uniti Fiber	13,041	4.3%	12,663	4.3%
Total revenue from rentals	238,055	79.1%	229,303	77.7%
Service revenues
Uniti Leasing	1,464	0.5%	1,646	0.6%
Uniti Fiber	61,213	20.4%	63,998	21.7%
Total service revenues	62,677	20.9%	65,644	22.3%
Total revenues	300,732	100.0%	294,947	100.0%
Costs and Expenses:
Interest expense, net	160,784	53.5%	127,475	43.2%
Depreciation and amortization	79,663	26.5%	78,052	26.5%
General and administrative expense	27,838	9.3%	25,716	8.7%
Operating expense (exclusive of depreciation, accretion and amortization)	34,765	11.5%	37,036	12.6%
Transaction related and other costs	13,462	4.4%	10,977	3.7%
Gain on sale of real estate	—	—%	—	—%
Other expense (income), net	1,127	0.4%	(19)	0.0%
Total costs and expenses	317,639	105.6%	279,237	94.7%
(Loss) income before income taxes and equity in earnings from unconsolidated entities	(16,907)	(5.6%)	15,710	5.3%
Income tax benefit	(6,178)	(2.0%)	(2,571)	(0.9%)
Net (loss) income	(10,729)	(3.6%)	18,281	6.2%
Net income attributable to noncontrolling interests	—	—%	3	0.0%
Net (loss) income attributable to shareholders	(10,729)	(3.6%)	18,278	6.2%
Participating securities' share in earnings	—	—%	(723)	(0.2%)
Dividends declared on convertible preferred stock	(5)	0.0%	(5)	0.0%
Net (loss) income attributable to common shareholders	$(10,734)	(3.6%)	$17,550	6.0%

The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$226,478	$74,254	$—	$300,732

Adjusted EBITDA	$220,111	$28,763	$(6,311)	$242,563
Less:
Interest expense	(46)	13,405	147,425	160,784
Depreciation and amortization	47,607	31,992	64	79,663
Transaction related and other costs				13,462
Other, net				1,977
Stock-based compensation				3,584
Income tax benefit	(2,128)	(3,668)	(382)	(6,178)
Net loss				$(10,729)

	Three Months Ended June 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$218,286	$76,661	$—	$294,947

Adjusted EBITDA	$210,853	$31,091	$(5,285)	$236,659
Less:
Interest expense	(710)	11,817	116,368	127,475
Depreciation and amortization	44,613	33,425	14	78,052
Transaction related and other costs				10,977
Other, net				1,048
Stock-based compensation				3,397
Income tax expense (benefit)	319	(2,942)	52	(2,571)
Net Income				$18,281
Summary of Operating Metrics

	Operating Metrics
	As of June 30,
	2025	2024	% Increase / (Decrease)
Operating metrics:
Uniti Leasing:
Fiber strand miles	5,850,000	5,560,000	5.2%
Copper strand miles	231,000	231,000	—%
Uniti Fiber:
Fiber strand miles	2,970,000	3,000,000	(1.0%)
Customer connections	30,230	29,031	4.1%

Revenues

	Three Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Uniti Leasing	$226,478	75.3%	$218,286	74.0%
Uniti Fiber	74,254	24.7%	76,661	26.0%
Total revenues	$300,732	100.0%	$294,947	100.0%
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

	Three Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$169,744	74.9%	$168,899	77.4%
GCI revenue	19,159	8.5%	12,967	5.9%
Total cash revenue	188,903	83.4%	181,866	83.3%
Non-cash revenue
TCI revenue	14,025	6.2%	12,214	5.6%
GCI revenue	1,637	0.7%	3,730	1.7%
Other straight-line revenue	(8)	0.0%	839	0.4%
Total non-cash revenue	15,654	6.9%	16,783	7.7%
Total Windstream revenue	204,557	90.3%	198,649	91.0%
Other services	21,920	9.7%	19,637	9.0%
Total Uniti Leasing revenues	$226,477	100.0%	$218,286	100.0%
The increase in TCI revenue is attributable to the continued investment by Windstream. The total amount invested in TCIs by Windstream since the inception of the Windstream Leases (including the Master Lease) was $1.4 billion as of June 30, 2025 and $1.2 billion as of June 30, 2024.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.2 billion of Growth Capital Improvements.
We recognized $21.9 million and $19.6 million of revenues from other services including non-Windstream triple-net leasing and dark fiber indefeasible rights of use arrangements for the three months ended June 30, 2025 and 2024, respectively. The increase is primarily driven by revenues from new customer arrangements.
As of the date of this Quarterly Report on Form 10-Q, Windstream is current on all lease payments.
Uniti Fiber – Uniti Fiber revenues for the three months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$18,380	24.8%	$22,645	29.6%
Enterprise and wholesale	28,399	38.2%	24,327	31.7%
E-Rate and government	14,478	19.5%	16,174	21.1%
Dark fiber and small cells	13,041	17.6%	12,663	16.5%
Other services	(44)	(0.1%)	852	1.1%
Total Uniti Fiber revenues	$74,254	100.00%	$76,661	100.0%

For the three months ended June 30, 2025, Uniti Fiber revenues totaled $74.3 million as compared to $76.7 million for the three months ended June 30, 2024. Uniti Fiber revenues decreased $2.4 million, primarily attributable to a $5.0 million decrease in non-recurring cancellation fees within lit backhaul services, partially offset by a $1.8 million increase within enterprise and wholesale, driven primarily by increased customer connections and internet services.

Interest Expense, net

	Three Months Ended June 30,
(Thousands)	2025	2024	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$105,969	$78,781	$27,188
Senior unsecured notes	35,291	35,345	(54)
Senior secured revolving credit facility - variable rate	632	1,713	(1,081)
ABS Notes & Loan Facility	9,503	5,672	3,831
Interest rate cap	—	24	(24)
Other	(870)	(1,290)	420
Total cash interest	150,525	120,245	30,280
Non-cash:
Amortization of deferred financing costs and debt premium/discount	5,276	5,915	(639)
Write off of deferred financing costs and debt premium/discount	4,712	—	4,712
Accretion of settlement payable	578	1,695	(1,117)
Interest rate cap	348	720	(372)
Capitalized interest	(655)	(1,100)	445
Total non-cash interest	10,259	7,230	3,029
Total interest expense, net	$160,784	$127,475	$33,309
Interest expense for the three months ended June 30, 2025 increased $33.3 million compared to the three months ended June 30, 2024. The increase is primarily attributable to a loss on extinguishment of debt of $31.9 million associated with the June 24, 2025 partial redemptions of the February 2028 Secured Notes, which included $27.2 million of cash interest expense for the redemption premium and $4.7 million of non-cash interest expense for the write-off of the unamortized debt premium and deferred financing costs, along with a $3.8 million increase in cash interest related to the March 1, 2024 draw on the ABS Loan Facility and the February 3, 2025 issuance of the ABS Notes, partially offset by a $1.1 million decrease in non-cash interest related to the accretion on the settlement payable.
Depreciation and Amortization Expense

	Three Months Ended June 30,
(Thousands)	2025	2024	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$45,877	$42,885	$2,992
Uniti Fiber	26,296	27,728	(1,432)
Corporate	64	14	50
Total depreciation expense	72,237	70,627	1,610
Amortization expense
Uniti Leasing	1,730	1,729	1
Uniti Fiber	5,696	5,696	—
Total amortization expense	7,426	7,425	1
Total depreciation and amortization expense	$79,663	$78,052	$1,611

Uniti Leasing – Uniti Leasing depreciation expense increased $3.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to asset additions since June 30, 2024.
Uniti Fiber – Uniti Fiber depreciation expense decreased $1.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Three Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$3,094	1.0%	$2,849	1.0%
Uniti Fiber	16,144	5.4%	15,587	5.3%
Corporate	8,600	2.9%	7,280	2.4%
Total general and administrative expenses	$27,838	9.3%	$25,716	8.7%
Uniti Leasing – Uniti Leasing general and administrative expense increased $0.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to an increase in personnel expenses and professional fees of $0.2 million.
Uniti Fiber – Uniti Fiber general and administrative expense increased $0.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to an increase in personnel expenses and regulatory fees of $0.2 million.
Corporate – Corporate general and administrative expense increased $1.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to an increase in personnel expenses of $1.8 million, partially offset by decreases in insurance and professional fees of $0.5 million.
Operating Expense
Operating expenses consist of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Three Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$4,523	1.5%	$5,946	2.0%
Uniti Fiber	30,242	10.1%	31,090	10.6%
Total operating expenses	$34,765	11.6%	$37,036	12.6%
Uniti Leasing – Uniti Leasing operating expense decreased $1.4 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily attributable to a non-recurring credit to network repairs and maintenance expense of $1.1 million.
Uniti Fiber – Uniti Fiber operating expense decreased $0.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily attributable to a decrease in off-net expenses of $1.1 million, partially offset by an increase in repair and maintenance expense of $0.4 million.

Transaction Related and Other Costs
Transaction related and other costs include incremental acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the three months ended June 30, 2025, we incurred $13.5 million of transaction related and other costs, compared to $11.0 million of such costs during the three months ended June 30, 2024. The increase is primarily attributable to costs associated with the Merger.
Income Tax Benefit
The income tax benefit recorded for the three months ended June 30, 2025 and 2024, respectively, is related to the tax impact of the following:

	Three Months Ended June 30,
(Thousands)	2025	2024
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(3,668)	$(2,942)
REIT state and local taxes	390	341
Reversal of unrecognized tax benefit related to expiration of statute	(2,900)	—
Other	—	30
Total income tax benefit	$(6,178)	$(2,571)
Comparison of the six months ended June 30, 2025 and 2024
The following table sets forth our results of operations expressed as dollars and as a percentage of total revenues for the periods indicated:

	Six Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Revenue from rentals
Uniti Leasing	$445,927	75.0%	$432,633	74.4%
Uniti Fiber	29,151	4.9%	24,826	4.3%
Total revenue from rentals	475,078	79.9%	457,459	78.7%
Service revenues
Uniti Leasing	2,919	0.5%	3,274	0.6%
Uniti Fiber	116,644	19.6%	120,632	20.7%
Total service revenues	119,563	20.1%	123,906	21.3%
Total revenues	594,641	100.0%	581,365	100.0%
Costs and Expenses:
Interest expense, net	298,771	50.2%	250,686	43.1%
Depreciation and amortization	159,346	26.8%	155,537	26.8%
General and administrative expense	56,147	9.4%	53,849	9.3%
Operating expense (exclusive of depreciation, accretion and amortization)	67,146	11.3%	72,234	12.4%
Transaction related and other costs	21,309	3.6%	16,664	2.9%
Gain on sale of real estate	—	—%	(18,999)	(3.3%)
Goodwill impairment	—	—%	—	—%
Other expense, net	1,127	0.2%	(301)	(0.1%)
Total costs and expenses	603,846	101.5%	529,670	91.1%
Income before income taxes and equity in earnings from unconsolidated entities	(9,205)	(1.5%)	51,695	8.9%
Income tax benefit	(10,696)	(1.8%)	(7,934)	(1.4%)
Equity in earnings from unconsolidated entities	—	—%	—	—%
Net income	1,491	0.3%	59,629	10.3%
Net income attributable to noncontrolling interests	—	0.0%	22	0.0%
Net income attributable to shareholders	1,491	0.3%	59,607	10.3%
Participating securities' share in earnings	(335)	(0.1%)	(1,159)	(0.2%)
Dividends declared on convertible preferred stock	(10)	0.0%	(10)	0.0%
Net income attributable to common shareholders	$1,146	0.2%	$58,438	10.1%
The following tables set forth revenues, Adjusted EBITDA and net income of our reportable segments for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$448,846	$145,795	$—	$594,641

Adjusted EBITDA	$435,237	$57,519	$(12,363)	$480,393
Less:
Interest expense	(145)	28,706	270,210	298,771
Depreciation and amortization	94,458	64,808	80	159,346
Transaction related and other costs				21,309
Other, net				2,827
Stock-based compensation				7,345
Income tax benefit	(1,828)	(8,586)	(282)	(10,696)
Net income				$1,491

	Six Months Ended June 30, 2024
(Thousands)	Uniti Leasing	Uniti Fiber	Corporate	Subtotal of Reportable Segments
Revenues	$435,907	$145,458	$—	$581,365

Adjusted EBITDA	$421,530	$54,929	$(11,172)	$465,287
Less:
Interest expense	(710)	18,708	232,688	250,686
Depreciation and amortization	89,593	65,917	27	155,537
Transaction related and other costs				16,664
Gain on sale of real estate				(18,999)
Other, net				2,959
Stock-based compensation				6,745
Income tax expense (benefit)	623	(8,750)	193	(7,934)
Net income				$59,629
Revenues

	Six Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Revenues:
Uniti Leasing	$448,846	75.5%	$435,907	75.0%
Uniti Fiber	145,795	24.5%	145,458	25.0%
Total revenues	$594,641	100.0%	$581,365	100.0%
Uniti Leasing – Uniti Leasing revenues for the six months ended June 30, 2025 and 2024 consisted of the following:

	Six Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Leasing revenues:
Windstream Leases:
Cash revenue
Cash rent	$338,923	75.5%	$337,237	77.4%
GCI revenue	36,391	8.1%	24,275	5.6%
Total cash revenue	375,314	83.6%	361,512	83.0%
Non-cash revenue
TCI revenue	25,493	5.7%	24,458	5.6%
GCI revenue	4,176	0.9%	7,507	1.7%
Other straight-line revenue	548	0.1%	2,238	0.5%
Total non-cash revenue	30,217	6.7%	34,203	7.8%
Total Windstream revenue	405,531	90.3%	395,715	90.8%
Other services	43,315	9.7%	40,192	9.2%
Total Uniti Leasing revenues	$448,846	100.0%	$435,907	100.0%
The increase in TCI revenue is attributable to the continued investment by Windstream. The total amount invested in TCIs by Windstream since the inception of the Windstream Leases (including the Master Lease) was $1.4 billion as of June 30, 2025 and $1.2 billion as of June 30, 2024.
The increase in GCI revenue is attributable to Uniti’s continued reimbursement of Growth Capital Improvements. During the six months ended June 30, 2025, Uniti reimbursed $175.0 million of Growth Capital Improvements. As of the date of this Quarterly Report on Form 10-Q, we have reimbursed a total of $1.2 billion of Growth Capital Improvements.
We recognized $43.3 million and $40.2 million of revenues from non-Windstream triple-net leasing, dark fiber IRU arrangements, and other services for the six months ended June 30, 2025 and 2024, respectively. The increase is primarily attributable to revenues from new customer arrangements.
Uniti Fiber – Uniti Fiber revenues for the six months ended June 30, 2025 and 2024 consisted of the following:

	Six Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Segment Revenues	Amount	% of Segment Revenues
Uniti Fiber revenues:
Lit backhaul services	$36,124	24.8%	$40,367	27.7%
Enterprise and wholesale	56,517	38.8%	51,220	35.2%
E-Rate and government	24,084	16.5%	27,318	18.8%
Dark fiber and small cells	29,151	20.0%	24,826	17.1%
Other services	(81)	(0.1%)	1,727	1.2%
Total Uniti Fiber revenues	$145,795	100.0%	$145,458	100.0%

For the six months ended June 30, 2025, Uniti Fiber revenues totaled $145.8 million as compared to $145.5 million for the six months ended June 30, 2024. Uniti Fiber revenues increased by $0.3 million, primarily attributable to a $3.8 million increase within enterprise and wholesale, driven primarily by increased customer connections and internet services, and a $1.6 million increase in dark fiber and small cell, driven primarily by net customer additions, partially offset by a $5.0 million decrease in non-recurring cancellation fees within lit backhaul services.

Interest Expense, net

	Six Months Ended June 30,
(Thousands)	2025	2024	Increase / (Decrease)
Interest expense, net:
Cash:
Senior secured notes	$190,936	$153,800	$37,136
Senior unsecured notes	69,575	70,858	(1,283)
Senior secured revolving credit facility - variable rate	1,434	5,884	(4,450)
ABS Notes & Loan Facility	17,707	7,563	10,144
Interest rate cap	(6)	19	(25)
Other	(1,864)	(1,305)	(559)
Total cash interest	277,782	236,819	40,963
Non-cash:
Amortization of deferred financing costs and debt premium/discount	10,797	10,950	(153)
Write off of deferred financing costs and debt premium/discount	9,477	—	9,477
Accretion of settlement payable	1,441	3,660	(2,219)
Gain on extinguishment of debt	—	—	—
Interest rate cap	536	720	(184)
Capitalized interest	(1,262)	(1,463)	201
Total non-cash interest	20,989	13,867	7,122
Total interest expense, net	$298,771	$250,686	$48,085

Interest expense for the six months ended June 30, 2025 increased $48.1 million compared to the six months ended June 30, 2024. The increase is primarily attributable to a loss on extinguishment of debt of $40.5 million associated with the February 24, 2025 and June 24, 2025 partial redemptions of the February 2028 Secured Notes, which included $31.0 million of cash interest expense for the redemption premiums and $9.5 million of non-cash interest expense for the write-offs of the unamortized debt premium and deferred financing costs, along with a $10.1 million increase in cash interest related to the March 1, 2024 draw on the ABS Loan Facility and the February 3, 2025 issuance of the ABS Notes, partially offset by a $2.2 million decrease in non-cash interest related to the accretion on the settlement payable.
Depreciation and Amortization Expense

	Six Months Ended June 30,
(Thousands)	2025	2024	Increase / (Decrease)
Depreciation and amortization expense by segment:
Depreciation expense
Uniti Leasing	$90,999	$86,135	$4,864
Uniti Fiber	53,416	54,524	(1,108)
Corporate	80	27	53
Total depreciation expense	144,495	140,686	3,809
Amortization expense
Uniti Leasing	3,458	3,458	—
Uniti Fiber	11,392	11,393	(1)
Total amortization expense	14,850	14,851	(1)
Total depreciation and amortization expense	$159,345	$155,537	$3,808

Uniti Leasing – Uniti Leasing depreciation expense increased $4.9 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily attributable to asset additions since June 30, 2024.
Uniti Fiber – Uniti Fiber depreciation expense decreased $1.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
General and Administrative Expense
General and administrative expenses include compensation costs, including stock-based compensation awards, professional and legal services, corporate office costs and other costs associated with administrative activities of our segments.

	Six Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
General and administrative expense by segment:
Uniti Leasing	$6,420	1.0%	$5,931	1.0%
Uniti Fiber	33,065	5.6%	32,311	5.6%
Corporate	16,662	2.8%	15,607	2.7%
Total general and administrative expenses	$56,147	9.4%	$53,849	9.3%
Uniti Leasing – Uniti Leasing general and administrative expense increased $0.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily attributable to an increase in personnel expenses and professional fees of $0.3 million.
Uniti Fiber – Uniti Fiber general and administrative expense increased $0.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which is primarily attributable to an increase in personnel expenses and regulatory fees of $0.8 million.
Corporate – Corporate general and administrative expense increased $1.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which is primarily attributable to an increase in personnel expenses and professional fees of $1.5 million, partially offset by a decrease in insurance expenses of $0.4 million.
Operating Expense
Operating expense consists of network related costs, such as dark fiber and tower rents, lit service and maintenance expense and costs associated with our construction activities.

	Six Months Ended June 30,
	2025		2024
(Thousands)	Amount	% of Consolidated Revenues	Amount	% of Consolidated Revenues
Operating expense by segment:
Uniti Leasing	$9,771	1.6%	$11,727	2.0%
Uniti Fiber	57,375	9.7%	60,507	10.4%
Total operating expenses	$67,146	11.3%	$72,234	12.4%
Uniti Leasing – Uniti Leasing operating expense decreased $2.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is primarily attributable to decreases in personnel expense of $0.3 million and leased asset cost of $0.2 million, along with a $1.4 million decrease in network repairs and maintenance expense, which includes a non-recurring credit of $1.1 million.
Uniti Fiber – Uniti Fiber operating expenses decreased $3.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which is primarily attributable to a decrease in non-recurring equipment and installation expenses of $1.7 million and a decrease in off-net expenses of $2.6 million, partially offset by an increase in repair and maintenance expense of $1.1 million.
Transaction Related and Other Costs
Transaction related and other costs during the six months ended June 30, 2025 and 2024 included acquisition, pursuit, transaction and integration costs (including unsuccessful acquisition pursuit costs). For the six months ended June 30, 2025, we incurred $21.3 million of transaction related and other costs, compared to $16.7 million of such costs during the six months ended June 30, 2024. The increase relates primarily to costs associated with the Merger.
Income Tax Benefit
The income tax benefit recorded for the six months ended June 30, 2025 and 2024, respectively, is related to the tax impact of the following:

	Six Months Ended June 30,
(Thousands)	2025	2024
Income tax benefit
Pre-tax loss (Uniti Fiber)	$(8,586)	$(8,750)
REIT state and local taxes	790	771
	(2,900)
Other	—	45
Total income tax benefit	$(10,696)	$(7,934)
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
The reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Net (loss) income	$(10,729)	$18,281	$1,491	$59,629
Depreciation and amortization	79,663	78,052	159,346	155,537
Interest expense, net	160,784	127,475	298,771	250,686
Income tax benefit	(6,178)	(2,571)	(10,696)	(7,934)
EBITDA	$223,540	$221,237	$448,912	$457,918
Stock based compensation	3,584	3,397	7,345	6,745
Transaction related and other costs	13,462	10,977	21,309	16,664
Gain on sale of real estate	—	—	—	(18,999)
Other, net (1)	1,977	1,048	2,827	2,959
Adjusted EBITDA	$242,563	$236,659	$480,393	$465,287
(1) A reconciliation of Other expense (income), net as reported in our Condensed Consolidated Statements of (Loss) Income to Other, net is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Other expense (income), net	$1,127	$(19)	$1,127	$(301)
Amortization of non-cash rights-of-use assets (a)	850	850	1,700	1,670
Severance costs (b)	—	217	—	1,590
Other, net	$1,977	$1,048	$2,827	$2,959
(a) Included within Operating expense (exclusive of depreciation and amortization) in our Condensed Consolidated Statements of (Loss) Income.
(b) Included within the General and administrative expense line item in our Condensed Consolidated Statements of (Loss) Income.
The reconciliation of our net (loss) income attributable to common shareholders to FFO and AFFO for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands)	2025	2024	2025	2024
Net (loss) income attributable to common shareholders	$(10,734)	$17,550	$1,146	$58,438
Real estate depreciation and amortization	58,457	55,615	116,441	111,545
Gain on sale of real estate, net of tax	—	—	—	(18,951)
Participating securities share in earnings	—	723	335	1,159
Participating securities share in FFO	(1,422)	(1,470)	(3,349)	(2,295)
Adjustments for noncontrolling interests	—	(9)	(2)	(25)
FFO attributable to common shareholders	$46,301	$72,409	$114,571	$149,871
Transaction related and other costs	13,462	10,977	21,309	16,664
Amortization of deferred financing costs and debt discount	5,276	5,915	10,798	10,950
Write off of deferred financing costs and debt discount	4,712	—	9,477	—
Costs related to the early repayment of debt	28,359	—	32,109	—
Stock based compensation	3,584	3,397	7,345	6,745
Non-real estate depreciation and amortization	21,206	22,437	42,905	43,992
Straight-line revenues and amortization of below-market lease intangibles	(4,802)	(8,216)	(11,661)	(17,038)
Maintenance capital expenditures	(2,176)	(1,909)	(3,582)	(3,998)
TCI revenue amortization	(14,025)	(12,214)	(25,493)	(24,458)
Other, net	(5,414)	(539)	(8,993)	(2,840)
Adjustments for noncontrolling interests	—	(3)	(1)	(8)
AFFO attributable to common shareholders	$96,483	$92,254	$188,784	$179,880
Liquidity and Capital Resources
Our principal liquidity needs are to fund operating expenses, meet debt service obligations, fund investment activities, including capital expenditures, and to fund the Merger Cash Consideration. Furthermore, following consummation of our settlement agreement with Windstream, including entry into the Windstream Leases, we are obligated (i) to make $490.1 million of cash payments to Windstream in equal installments over 20 consecutive quarters beginning in October 2020 and (ii) to reimburse Windstream for up to an aggregate of $1.75 billion for Growth Capital Improvements in long-term value accretive fiber and related assets made by Windstream through 2029. As of the date of this Quarterly Report on Form 10-Q, we have paid all amounts due to Windstream under the settlement agreement. Uniti’s reimbursement commitment for Growth Capital Improvements does not require Uniti to reimburse Windstream for maintenance or repair expenditures

(except for costs incurred for fiber replacements to the CLEC MLA leased property, up to $70 million during the term), and each such reimbursement is subject to underwriting standards. Uniti’s total annual reimbursement commitments for the Growth Capital Improvements under both Windstream Leases (and under separate equipment loan facilities) were limited to $225 million in 2024, and are limited to $175 million per year in 2025 and 2026; and $125 million per year in 2027 through 2029.
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
As of June 30, 2025, we had total cash and cash equivalents of $298.6 million, including $57.9 million of restricted cash and cash equivalents, and $500.0 million of borrowing availability under our revolving credit facility maturing on September 24, 2027 under the Credit Agreement (the “Revolving Credit Facility”). Subsequent to June 30, 2025, there have been no material outlays of funds outside of our scheduled interest payments and the final payment on the Windstream settlement obligation. Availability under our Revolving Credit Facility is subject to various conditions, including a maximum secured leverage ratio of 5.0:1. In addition, if we incur debt under our Revolving Credit Facility or otherwise such that our total leverage ratio exceeds 6.5:1, our Revolving Credit Facility would impose significant restrictions on our ability to pay dividends. See “—Dividends.”

	Six Months Ended June 30,
(Thousands)	2025	2024
Cash flow from operating activities:
Net cash provided by operating activities	$183,495	$174,338
Net cash provided by operating activities is primarily attributable to our leasing activities, which includes the leasing of mission-critical communications assets to anchor customers on either an exclusive or shared-tenant basis, in addition to the leasing of dark fiber network assets to the telecommunications industry. Cash used in operating activities includes compensation and related costs, interest payments, and other changes in working capital. Net cash provided by operating activities was $183.5 million and $174.3 million for the six months ended June 30, 2025 and 2024, respectively. The increase in net cash provided by operating activities during the six months ended June 30, 2025 is primarily attributable to an increase in Growth Capital Improvement related cash rent of $12.1 million, partially offset by an increase in cash interest of $3.1 million.

	Six Months Ended June 30,
(Thousands)	2025	2024
Cash flow from investing activities:
Capital expenditures	$(246,198)	$(262,758)
Proceeds from sale of other equipment	611	435
Proceeds from sale of real estate	—	40,039
Proceeds from sale of unconsolidated entity	—	40,000
Net cash used in investing activities	$(245,587)	$(182,284)
Net cash used in investing activities increased $63.3 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by the proceeds received in 2024 from the sales of our investment in BB Fiber Holdings LLC of $40.0 million and the CableSouth network of $40.0 million, partially offset by a decrease in Uniti Leasing Growth Capital Improvements of $21.7 million during the six months ended June 30, 2025. Capital expenditures are primarily related to our Uniti Fiber and Uniti Leasing businesses for deployment of network assets, as described below under “—Capital Expenditures.”

	Six Months Ended June 30,
(Thousands)	2025	2024
Cash flow from financing activities:
Repayment of debt	$(900,000)	$(122,942)
Proceeds from issuance of notes	600,000	309,000
Dividends paid	(10)	(108,445)
Payments of settlement obligation	(49,011)	(49,011)
Borrowings under revolving credit facility	40,000	125,000
Payments under revolving credit facility	(40,000)	(333,000)
Proceeds from ABS Loan Facility and Notes	589,000	275,000
Finance lease payments	(1,936)	(1,265)
Payments for financing costs	(28,119)	(15,778)
Costs related to the early repayment of debt	(30,982)	—
Distributions paid to noncontrolling interests	—	(37)
Payment for noncontrolling interest	(79)	(92)
Employee stock purchase program	278	326
Payments related to tax withholding for stock-based compensation	(2,303)	(1,583)
Net cash provided by financing activities	$176,838	$77,173
Net cash provided by financing activities was $176.8 million for the six months ended June 30, 2025, which was primarily related to $600.0 million of proceeds from issuance of the 2032 Notes and $589.0 million of proceeds from issuance of the ABS Notes, partially offset by $900.0 million related to the repayment of the ABS Loan Facility of $275.0 million and the partial redemptions of the February 2028 Secured Notes of $625.0 million, repayments of the Settlement Payable of $49.0 million, payments for financing costs of $28.1 million, and costs related to the early repayment of debt of $31.0 million. Net cash provided by financing activities was $77.2 million for the six months ended June 30, 2024, which was primarily related to proceeds from issuance of the additional February 2028 Secured Notes of $309.0 million and the ABS Loan Facility of $275.0 million, partially offset by net payments under the Revolving Credit Facility of $208.0 million, $122.9 million of debt repayments, dividend payments of $108.4 million, repayments of the Settlement Payable of $49.0 million, and payments for financing costs of $15.8 million.
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
Uniti and Windstream have entered into separate ILEC and CLEC Equipment Loan and Security Agreements (collectively the “Equipment Loan Agreement”) in which Uniti will provide up to $125 million (limited to $25 million in any calendar year) of the $1.75 billion of Growth Capital Improvements commitments discussed above in the form of loans for Windstream to purchase equipment related to network upgrades or to be used in connection with the Windstream Leases. Interest on these loans will accrue at 8% from the date of the borrowing. All equipment financed through the Equipment Loan Agreement is the sole property of Windstream; however, Uniti will receive a first-lien security interest in the equipment purchased with the loans. No such loans have been made as of June 30, 2025.
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
Outlook
We anticipate closing the Merger with Windstream on August 1, 2025 and we expect to fund the $425 million (less certain transaction expenses) closing cash consideration from our cash on hand and borrowings under our Revolving Credit Facility. Following closing, we anticipate we will finance our operating expenses (including our debt service obligations), from our cash on hand, borrowings under our Revolving Credit Facility and cash flows provided by operating activities. As of June 30, 2025, we had $500.0 million in borrowing availability under our Revolving Credit Facility. In addition, we anticipate our cash on hand and borrowing availability under the Revolving Credit Facility, combined with the combined company's cash flows provided by operating activities, will be sufficient to fund our business operations and debt service. However, we may need to access the capital markets to generate additional funds to fund such expenditures. On a longer-term basis, we believe the same sources of liquidity and capital will be sufficient to satisfy these liquidity needs and anticipated capital expenditures of the combined company. See “Liquidity and Capital Resources” and “—Capital Expenditures” for additional information. A significant portion of the Company's indebtedness matures within the next three years, and the Company expects that it will need to refinance or repay its indebtedness at maturity by raising additional capital (which could include a combination of equity offerings and/or debt offerings) or instead seek to extend the applicable maturity dates of its indebtedness. We closely monitor the equity and debt markets and may seek to access them promptly if and when we determine market conditions are appropriate.
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
Capital Expenditures

	Six Months Ended June 30, 2025
(Thousands)	Success Based	Maintenance	Non-Network	Total
Capital expenditures
Uniti Leasing	$4,922	$—	$—	$4,922
Growth capital improvements	175,000	—	—	175,000
Uniti Fiber	61,300	3,582	529	65,411
Corporate	—	—	865	865
Total capital expenditures	$241,222	$3,582	$1,394	$246,198
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

For additional information concerning the financial position and results of operations of ABS Parent and its subsidiaries (all unrestricted subsidiaries as of June 30, 2025), please see Note 14 to our accompanying Condensed Consolidated Financial Statements contained in Part I, Item 1 “Financial Statements" of this Quarterly Report on Form 10-Q.
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
For further information on our critical accounting estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our audited financial statements included in our Annual Report. As of June 30, 2025, there has been no material change to these estimates.
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, and based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	12	$4.80	—	—
May 1, 2025 to May 31, 2025	522	4.21	—	—
June 1, 2025 to June 30, 2025	—	—	—	—
Total	534	$4.22	—	—
(1) The average price paid per share is the weighted average of the fair market prices at which we calculated the number of shares withheld to cover tax withholdings for the employees.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not Applicable
Item 5. Other Information.
(a) None

(b) None

(c) During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

2.1#
Agreement and Plan of Merger, dated as of May 3, 2024, by and between Uniti Group Inc. and Windstream Holdings II, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated and filed with the SEC as of May 3, 2024 (File No. 001-36708)).

2.2#
Amendment No. 1 to Agreement and Plan of Merger, dated July 17, 2024, by and between Uniti Group Inc. and Windstream Holdings II, LLC (incorporated by reference to Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q dated and filed with the SEC as of August 1, 2024 (File No. 001-36708)).

3.1	Certificate of Incorporation of Uniti Group Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-36708)).

3.2	Bylaws of Uniti Group Inc. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the SEC on July 29, 2025 (File No. 001-36708)).

4.1
Indenture, dated June 24, 2024, by and among Uniti Group LP, Uniti Group Finance 2019 Inc., Uniti Fiber Holdings Inc. and CSL Capital, LLC, as Issuers, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee, governing the 8.625% Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC as of June 24, 2025 (File No. 001-36708)).

4.2
Form of 8.625% Senior Notes due 2032 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC as of June 24, 2025 (File No. 001-36708)).

10.1
Form of Restricted Shares Agreement for executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC as of April 17, 2025 (File No. 001-36708)).

10.2
Form of Performance-Based Restricted Stock Unit Agreement for executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC as of April 17, 2025 (File No. 001-36708)).

10.3
Amendment No. 10 to the Credit Agreement, dated as of April 22, 2025, among Uniti Group LP, Uniti Group Finance Inc. and CSL Capital, LLC, as borrowers, the guarantor party thereto, the lenders party thereto, and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated and filed with the SEC as of May 6, 2025 (File No. 001-36708)).

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

UNITI GROUP INC.

Date:	July 31, 2025	/s/ Paul E. Bullington
Paul E. Bullington Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	July 31, 2025	/s/ Travis T. Black
Travis T. Black Senior Vice President – Chief Accounting Officer (Principal Accounting Officer)